Form 10-Q
period 2018-09-30
Contura Energy, Inc.
filed 2018-11-14
CIK 1704715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to

Commission File Number 001-38735
CONTURA ENERGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	81-3015061
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

340 Martin Luther King Jr. Blvd.
Bristol, Tennessee 37620
(Address of principal executive offices, zip code)
(423) 573-0300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐Yes   ☒ No

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of October 31, 2018: 9,874,862

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements”. These statements, which involve risks and uncertainties, relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable and may also relate to our future prospects, developments and business strategies. We have used the words “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “should” and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	the financial performance of the company following the mergers with Alpha Natural Resources Holdings, Inc. and ANR, Inc.;

•	our liquidity, results of operations and financial condition;

•	depressed levels or declines in coal prices;

•	worldwide market demand for coal, steel, and electricity, including demand for U.S. coal exports, and competition in coal markets;

•	utilities switching to alternative energy sources such as natural gas, renewables and coal from basins where we do not operate;

•	reductions or increases in customer coal inventories and the timing of those changes;

•	our production capabilities and costs;

•	inherent risks of coal mining beyond our control;

•	changes in, interpretations of, or implementations of domestic or international tax or other laws and regulations, including the Tax Cuts and Jobs Act and its related regulations.

•
changes in domestic or international environmental laws and regulations, and court decisions, including those directly affecting our coal mining and production, and those affecting our customers’ coal usage, including potential climate change initiatives;

•	our relationships with, and other conditions affecting, our customers, including the inability to collect payments from our customers if their creditworthiness declines;

•	changes in, renewal or acquisition of, terms of and performance of customers under coal supply arrangements and the refusal by our customers to receive coal under agreed contract terms;

•	our ability to obtain, maintain or renew any necessary permits or rights, and our ability to mine properties due to defects in title on leasehold interests;

•	attracting and retaining key personnel and other employee workforce factors, such as labor relations;

•	funding for and changes in employee benefit obligations;

•	cybersecurity attacks or failures, threats to physical security, extreme weather conditions or other natural disasters;

•	reclamation and mine closure obligations;

•	our assumptions concerning economically recoverable coal reserve estimates;

•	our ability to negotiate new United Mine Workers of America wage agreements on terms acceptable to us, increased unionization of our workforce in the future, and any strikes by our workforce;

•	disruptions in delivery or changes in pricing from third party vendors of key equipment and materials that are necessary for our operations, such as diesel fuel, steel products, explosives and tires;

•	inflationary pressures on supplies and labor and significant or rapid increases in commodity prices;

•	railroad, barge, truck and other transportation availability, performance and costs;

•	disruption in third party coal supplies;

•	the consummation of financing or refinancing transactions, acquisitions or dispositions and the related effects on our business and financial position;

•	our indebtedness and potential future indebtedness;

•	our ability to generate sufficient cash or obtain financing to fund our business operations; and

•	our ability to obtain or renew surety bonds on acceptable terms or maintain our current bonding status.

The factors identified above are not exhaustive. We caution readers not to place undue reliance on any forward-looking statements, which are based only on information currently available to us and speak only as of the dates on which they are made. When considering these forward-looking statements, you should keep in mind the cautionary statements in this report. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this report. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events, which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this report.

Part I - Financial Information

Item 1. Financial Statements
CONTURA ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Coal revenues	$443,005	$319,178	$1,446,538	$1,100,078
Freight and handling revenues	—	61,492	—	191,411
Other revenues	4,866	1,868	12,583	5,836
Total revenues	447,871	382,538	1,459,121	1,297,325
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	307,689	270,838	936,817	842,158
Freight and handling costs	91,041	61,492	268,017	191,411
Depreciation, depletion and amortization	11,141	7,504	33,951	25,292
Amortization of acquired intangibles, net	1,158	14,868	12,468	49,111
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	12,382	15,946	43,490	56,094
Merger related costs	1,181	—	5,064	—
Secondary offering costs	—	1,061	—	4,499
Total other operating (income) loss:
Gain on disposal of assets	(601)	—	(17,103)	—
Mark-to-market adjustment for acquisition-related obligations	—	839	—	3,221
Gain on settlement of acquisition-related obligations	(118)	—	(410)	(9,200)
Other expenses	150	8	438	89
Total costs and expenses	424,023	372,556	1,282,732	1,162,675
Income from operations	23,848	9,982	176,389	134,650
Other income (expense):
Interest expense	(8,554)	(8,466)	(26,538)	(28,080)
Interest income	507	43	829	116
Loss on early extinguishment of debt	—	—	—	(38,701)
Equity loss in affiliates	(1,624)	(411)	(2,857)	(2,120)
Bargain purchase gain	—	369	—	1,011
Miscellaneous income, net	(154)	(158)	(737)	(350)
Total other expense, net	(9,825)	(8,623)	(29,303)	(68,124)
Income from continuing operations before income taxes	14,023	1,359	147,086	66,526
Income tax (expense) benefit	(12)	8,371	(133)	(7,440)
Net income from continuing operations	14,011	9,730	146,953	59,086
Discontinued operations:
(Loss) income from discontinued operations before income taxes	(2,117)	3,724	(4,330)	(276)
Income tax expense from discontinued operations	—	(3,295)	—	(929)
(Loss) income from discontinued operations	(2,117)	429	(4,330)	(1,205)

Net income	$11,894	$10,159	$142,623	$57,881

Basic income (loss) per common share:
Income from continuing operations	$1.45	$0.95	$15.30	$5.74
(Loss) income from discontinued operations	(0.22)	0.04	(0.45)	(0.12)
Net income	$1.23	$0.99	$14.85	$5.62

Diluted income (loss) per common share
Income from continuing operations	$1.35	$0.89	$14.23	$5.45
(Loss) income from discontinued operations	(0.20)	0.04	(0.42)	(0.11)
Net income	$1.15	$0.93	$13.81	$5.34

Weighted average shares - basic	9,633,164	10,277,974	9,602,860	10,298,889
Weighted average shares - diluted	10,384,513	10,896,856	10,328,031	10,832,989

See accompanying Notes to Condensed Consolidated Financial Statements.

CONTURA ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$11,894	$10,159	$142,623	$57,881
Other comprehensive income (loss), net of tax:
Employee benefit plans:
Amortization of and adjustments to employee benefit costs	$39	$(51)	$(11)	$(1,069)
Income tax	—	—	—	—
Total other comprehensive income (loss), net of tax	$39	$(51)	$(11)	$(1,069)
Total comprehensive income	$11,933	$10,108	$142,612	$56,812

See accompanying Notes to Condensed Consolidated Financial Statements.

CONTURA ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$238,129	$141,924
Trade accounts receivable, net of allowance for doubtful accounts of $0 as of September 30, 2018 and December 31, 2017	138,697	127,326
Inventories, net	58,496	69,561
Assets held for sale	—	171
Short-term restricted cash	8,853	11,615
Short-term deposits	6,551	12,366
Prepaid expenses and other current assets	45,915	59,693
Current assets - discontinued operations	22,179	40,498
Total current assets	518,820	463,154
Property, plant, and equipment, net	218,347	196,579
Other acquired intangibles, net of accumulated amortization of $20,760 and $28,662 as of September 30, 2018 and December 31, 2017	5,990	18,458
Long-term restricted cash	36,882	40,421
Long-term deposits	9,237	3,607
Deferred income taxes	78,744	78,744
Other non-current assets	38,605	28,005
Non-current assets - discontinued operations	—	7,632
Total assets	$906,625	$836,600
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$4,791	$10,730
Trade accounts payable	79,360	76,319
Acquisition-related obligations - current	13,670	15,080
Liabilities held for sale	1,345	27,161
Accrued expenses and other current liabilities	56,020	58,771
Current liabilities - discontinued operations	20,850	54,114
Total current liabilities	176,036	242,175
Long-term debt	361,770	361,973
Acquisition-related obligations - long-term	11,997	20,332
Asset retirement obligations	55,821	52,434
Other non-current liabilities	61,686	59,276
Non-current liabilities - discontinued operations	103	7,762
Total liabilities	667,413	743,952
Commitments and Contingencies (Note 18)
Stockholders’ Equity
Preferred stock - par value $0.01, 2.0 million shares authorized, none issued	—	—
Common stock - par value $0.01, 20.0 million shares authorized, 10.8 million issued and 9.9 million outstanding at September 30, 2018 and 10.7 million issued and 9.9 million outstanding at December 31, 2017	108	108
Additional paid-in capital	49,407	40,616
Accumulated other comprehensive loss	(1,959)	(1,948)

Treasury stock, at cost: 0.9 million shares at September 30, 2018 and 0.8 million shares at December 31, 2017	(54,931)	(50,092)
Retained earnings	246,587	103,964
Total stockholders’ equity	239,212	92,648
Total liabilities and stockholders’ equity	$906,625	$836,600

See accompanying Notes to Condensed Consolidated Financial Statements.

CONTURA ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net income	$142,623	$57,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	33,951	49,431
Amortization of acquired intangibles, net	12,468	49,111
Accretion of acquisition-related obligations discount	4,165	5,954
Amortization of debt issuance costs and accretion of debt discount	2,264	2,132
Mark-to-market adjustment for acquisition-related obligations	—	3,221
Gain on settlement of acquisition-related obligations	(410)	(9,200)
Gain on disposal of assets	(17,103)	(513)
Bargain purchase gain	—	(1,011)
Accretion of asset retirement obligations	5,545	16,573
Employee benefit plans, net	6,551	8,459
Loss on early extinguishment of debt	—	38,701
Stock-based compensation	9,472	11,946
Equity in loss of affiliates	2,857	2,106
Other, net	1,020	—
Changes in operating assets and liabilities	(27,087)	25,141
Net cash provided by operating activities	176,316	259,932
Investing activities:
Capital expenditures	(56,722)	(56,403)
Payments on disposal of assets	(10,250)	—
Proceeds on disposal of assets	647	2,449
Capital contributions to equity affiliates	(3,759)	(4,160)
Purchase of additional ownership interest in equity affiliate	—	(13,293)
Other, net	(1,455)	(408)
Net cash used in investing activities	(71,539)	(71,815)
Financing activities:
Proceeds from borrowings on debt	—	396,000
Principal repayments of debt	(6,323)	(368,500)
Principal repayments of capital lease obligations	(221)	(798)
Debt issuance costs	(466)	(14,385)
Debt extinguishment costs	—	(25,036)
Debt amendment costs	—	(4,520)
Common stock repurchases and related expenses	(4,839)	(17,445)
Special dividend paid	—	(92,786)
Principal repayments of notes payable	(3,094)	(1,093)
Other, net	70	11
Net cash used in financing activities	(14,873)	(128,552)
Net increase in cash and cash equivalents and restricted cash	89,904	59,565
Cash and cash equivalents and restricted cash at beginning of period	193,960	171,289
Cash and cash equivalents and restricted cash at end of period	$283,864	$230,854

Supplemental cash flow information:
Cash paid for interest	$20,417	$34,091
Cash paid for taxes	$6	$13,328
Cash received for income tax refunds	$13,457	$—
Supplemental disclosure of non-cash investing and financing activities:
Capital leases and capital financing - equipment	$414	$735
Accrued capital expenditures	$7,725	$9,169
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	Nine Months Ended September 30,
	2018	2017
Cash and cash equivalents	$238,129	$173,490
Short-term restricted cash	8,853	—
Long-term restricted cash	36,882	57,364
Total cash and cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$283,864	$230,854

See accompanying Notes to Condensed Consolidated Financial Statements.

CONTURA ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	(Accumulated Deficit) Retained Earnings	Total Stockholders’ Equity
Balances, December 31, 2016	$103	$45,964	$2,087	$—	$(10,930)	$37,224
Retrospective warrants adjustment	—	1,166	—	—	33,975	35,141
Net income	—	—	—	—	57,881	57,881
Other comprehensive loss, net	—	—	(1,069)	—	—	(1,069)
Stock-based compensation and net issuance of common stock for share vesting	5	11,907	—	—	—	11,912
Special dividend	—	(22,019)	—	—	(70,767)	(92,786)
Common stock repurchase	—	—	—	(17,445)	—	(17,445)
Warrant exercises	—	218	—	(2)	—	216
Balances, September 30, 2017	$108	$37,236	$1,018	$(17,447)	$10,159	$31,074

Balances, December 31, 2017	$108	$40,616	$(1,948)	$(50,092)	$103,964	$92,648
Net income	—	—	—	—	142,623	142,623
Other comprehensive loss, net	—	—	(11)	—	—	(11)
Stock-based compensation and net issuance of common stock for share vesting	—	8,720	—	—	—	8,720
Exercise of stock options	—	62	—	—	—	62
Common stock repurchases and related expenses	—	—	—	(4,835)	—	(4,835)
Warrant exercises	—	9	—	(4)	—	5
Balances, September 30, 2018	$108	$49,407	$(1,959)	$(54,931)	$246,587	$239,212
See accompanying Notes to Condensed Consolidated Financial Statements.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

(1) Business and Basis of Presentation
Business
Contura Energy, Inc. (“Contura”, the “Company”, “we” or “us”) is a Tennessee-based coal supplier with affiliate mining operations across major coal basins in Pennsylvania, Virginia and West Virginia. With customers across the globe, high-quality reserves and significant port capacity, Contura reliably supplies both metallurgical coal to produce steel and thermal coal to generate power. Contura was formed to acquire and operate certain of Alpha Natural Resources, Inc.’s (“Alpha”) core coal operations, as part of the Alpha Restructuring. Contura began operations on July 26, 2016 and currently operates mining complexes in the Northern Appalachia (Cumberland mine complex) and Central Appalachia (the Nicholas mine complex in West Virginia, and the McClure and Toms Creek mine complexes in Virginia) regions.
Basis of Presentation
Together, the condensed consolidated statement of operations, statement of comprehensive income, balance sheet, statement of cash flows and statement of stockholders’ equity for the Company are referred to as the “Financial Statements.” The Financial Statements are also referred to as consolidated and references across periods are generally labeled “Balance Sheets,” “Statements of Operations,” and “Statements of Cash Flows.”
The Condensed Consolidated Financial Statements include all wholly-owned subsidiaries’ results of operations for the three and nine months ended September 30, 2018 and 2017. All significant intercompany transactions have been eliminated in consolidation.
On December 8, 2017, the Company closed a transaction with Blackjewel L.L.C. (“Buyer”) to sell the Eagle Butte and Belle Ayr mines located in the Powder River Basin (“PRB”), Wyoming, along with related coal reserves, equipment, infrastructure and other real properties. The PRB results of operations and financial position are reported as discontinued operations in the Condensed Consolidated Financial Statements. The historical information in the accompanying Notes to the Condensed Consolidated Financial Statements has been restated to reflect the effects of the PRB operations being reported as discontinued operations in the Condensed Consolidated Financial Statements. See Note 3 for further information on discontinued operations.

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or any other period. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and related notes for the year ended December 31, 2017 which are contained in the Company’s registration statement on Form S-4, as amended, as filed with the U.S. Securities and Exchange Commission (“SEC”) on October 5, 2018.
Reclassifications
Certain amounts in the 2017 Condensed Consolidated Statements of Cash Flows have been reclassified to conform to the current year presentation.
New Accounting Pronouncements

Revenue Recognition: In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from contracts with customers (Topic 606), which, along with amendments issued in 2015 and 2016, replaced substantially all current U.S. GAAP guidance on this topic and eliminate industry-specific guidance. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permitted two methods of adoption: full retrospective method (retrospective application to each prior reporting period presented) or modified retrospective method (retrospective application with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures). The Company adopted ASU 2014-09 as of January 1, 2018, using the modified retrospective method. The Company applied the guidance only to contracts that were not completed as of the date of adoption, with no cumulative adjustment to retained

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

earnings as a result of the adoption of this guidance. Subsequent to adoption, freight and handling revenues are now classified within coal revenues. Under ASC 606, the Company has elected to treat all shipping and handling costs as fulfillment costs and to recognize these amounts within coal revenues upon control transfer. Prior to the adoption of ASC 606, all freight and handling activities occurring subsequent to control transfer were accounted for as deferred revenue and recognized within freight and handling revenues as the Company fulfilled the related shipping activity. The following table summarizes the impact of the adoption of ASC 606 to the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As reported	Adjustments (1)	Balances prior to adoption of ASC 606	As reported	Adjustments (1)	Balances prior to adoption of ASC 606
Revenues:
Coal revenues	$443,005	$(91,041)	$351,964	$1,446,538	$(268,017)	$1,178,521
Freight and handling revenues	—	90,975	90,975	—	267,951	267,951
Other revenues	4,866	—	4,866	12,583	—	12,583
Total revenues	$447,871	$(66)	$447,805	$1,459,121	$(66)	$1,459,055

Freight and handling costs	$91,041	$(66)	$90,975	$268,017	$(66)	$267,951
(1) Adjustments primarily represent freight and handling revenues being treated as fulfillments costs and included within coal revenues under ASC 606. The remainder of these adjustments represent freight and handling activity occurring subsequent to control transfer also impacting freight and handling costs and prepaid expenses.

Refer to Note 4 for further disclosure requirements under the new standard.

Financial Instruments: In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The amendments in this update, along with amendments issued in 2018, address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The Company adopted ASU 2016-01 during the first quarter of 2018. The adoption of this update did not have a material impact on the recognition, measurement, presentation, or disclosure of the Company’s financial instruments.

Leases: In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02, along with amendments issued in 2017 and 2018 (collectively, the “New Leases Standard”), requires a lessee to recognize a right-of-use asset and a lease liability on the balance sheet, with the exception of leases with lease terms of 12 months or less. Additional qualitative disclosures along with specific quantitative disclosures will also be required. In July 2018, the FASB issued a new optional transition method to simplify the application of the New Leases Standard. Under the optional transition method, comparative periods presented in the financial statements in the period of adoption will not need to be restated. Instead, a company would initially apply the new lease requirements at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The company would continue to report comparative periods presented in the financial statements in the period of adoption under current GAAP and provide the applicable required disclosures for such periods. For public business entities, the New Leases Standard is effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company intends to elect the optional transition method along with the package of practical expedients to implement the New Leases Standard. Management is currently evaluating the impact on the Company's financial statements and related disclosures. The impact will depend on the Company's lease portfolio at the time of adoption on January 1, 2019.

Statement of Cash Flows: In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update addresses whether to present certain specific cash flow items as operating, investing or financing activities. The Company adopted ASU 2016-15 during the first quarter of 2018. The classification requirements under the new guidance are either consistent with the Company’s historical practices or are not applicable to its activities and therefore do not have a material impact on classification of cash receipts and cash payments in the Company’s Statements of Cash Flows.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

In November 2016, the FASB issued ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). The amendments in this update provide guidance on restricted cash presentation in the statement of cash flows. The Company adopted ASU 2016-18 during the first quarter of 2018. As a result of this guidance, the Company has combined restricted cash with unrestricted cash and cash equivalents when reconciling the beginning and end of period balances on its Statements of Cash Flows. The amendments also require a company to disclose information about the nature of the restrictions and amounts described as restricted cash and restricted cash equivalents. Such disclosures are included in Note 18.

Business Combinations: In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). The amendments in this update provide clarification on the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The new guidance is to be applied prospectively on or after the effective date. The Company adopted ASU 2017-01 during the first quarter of 2018. The adoption of this ASU did not have a material impact on the Company’s financial statements.

Retirement Benefits: In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost. The amendments in this update require that an employer disaggregate the service cost component from the other components of net periodic benefit cost. In addition, only the service cost component will be eligible for capitalization. The new guidance is to be applied retrospectively for income statement effects and prospectively for balance sheet effects. Additionally, the new guidance allows a practical expedient that permits employers to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The Company adopted ASU 2017-07 during the first quarter of 2018, electing to use the practical expedient as the estimation basis for applying the retrospective presentation requirements. The retrospective application resulted in a $209 and $627 reduction in cost of coal sales with the corresponding offset to miscellaneous income, net for the three and nine months ended September 30, 2017, respectively.

Stock Compensation: In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). The amendments in this update provide clarification on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718. The new guidance is to be applied prospectively on or after the adoption date. The Company adopted ASU 2017-09 during the first quarter of 2018. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. For public business entities, the standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on the Company's financial statements and related disclosures.

Fair Value Measurement: In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in this update modify the disclosure requirements for fair value measurements. For public business entities, the standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements and related disclosures.

Defined Benefit Plans: In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20) Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”). The amendments in this update modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. For public business entities, the standard is effective for fiscal years ending after December 15, 2020. The Company is currently assessing the impact of this ASU on the Company’s financial statements and related disclosures.

(2) Mergers and Acquisitions

Mergers with Alpha Natural Resources Holdings, Inc. and ANR, Inc.

On April 29, 2018, Contura, along with ANR, Inc. (“ANR”) and Alpha Natural Resources Holdings, Inc. (“Holdings”, and, together with ANR, the "Alpha Companies”), entered into a definitive merger agreement providing for an all-stock transaction. On September 26, 2018, Contura, along with the Alpha Companies, entered into an amended and restated merger agreement

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

(the “Merger Agreement”), providing an increase in merger consideration to the Alpha Companies stockholders and the payment of a special dividend by the Alpha Companies. The transaction was completed on November 9, 2018. Refer to Note 21 for subsequent event disclosures related to the completion of the transaction. Additionally, refer to Note 21 for financing information related to the mergers with Alpha Natural Resources Holdings, Inc. and ANR, Inc.

Under the terms of the Merger Agreement, the Alpha Companies stockholders received 0.4417 Contura common shares for each ANR, Inc. Class C-1 share and each share of common stock of Alpha Natural Resources Holdings, Inc. they owned, representing approximately 48.5% ownership in the merged entity. Prior to the closing of the transaction, the Alpha Companies stockholders also received a special cash dividend (the “Dividend”) in an amount equal to $2.725 for each Class C-1 share and each share of common stock of Alpha Natural Resources Holdings, Inc. they owned. Each outstanding share of Class C-2 common stock of ANR (held exclusively by Holdings) was canceled.

Stockholders of the Alpha Companies, who collectively held approximately 38% of the shares of common stock of Alpha Natural Resources Holdings, Inc. and approximately 35% of the shares of ANR, Inc. Class C-1 common stock (the “Alpha Companies Stockholders”), entered into voting and support agreements, pursuant to which such stockholders agreed to vote their shares in favor of the transaction, subject to the terms and conditions of the voting and support agreements.

The completion of the transaction was subject to compliance with the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). However, Contura and the Alpha Companies received early termination of the applicable waiting period under the HSR Act on July 2, 2018.

The Company incurred expenses of $1,181 and $5,064 in connection with the merger for the three and nine months ended September 30, 2018, respectively.

On July 16, 2018, Contura, along with the Alpha Companies, announced the confidential submission by Contura of a registration statement on Form S-4 with the U.S. Securities and Exchange Commission (“SEC”) relating to the previously announced proposed merger between the companies. On October 16, 2018, the SEC declared effective the registration statement on Form S-4, as amended, (“Form S-4”) filed by Contura in connection with the transaction. The Form S-4 included a joint proxy statement of the Alpha Companies and a prospectus of Contura relating to the transaction, which included voting instructions for ANR stockholders and Holdings stockholders. On October 18, 2018, ANR and Holdings mailed the joint proxy statement and prospectus to ANR stockholders and Holdings stockholders of record as of the close of business on the record date of September 26, 2018.

As of September 30, 2018, the Company capitalized $3,535 of expenses incurred in connection with the submission of the Form S-4 related to (i) legal fees for drafting the registration statement and other legal advice directly related to the registration statement, (ii) financial reporting advisory fees directly related to the registration statement including preparation of the pro forma financial statements and other financial information included in the registration statement and (iii) and other registration related fees.

(3) Discontinued Operations

The discontinued operations include the Company’s former PRB segment. On December 8, 2017, the Company closed a transaction (“PRB Transaction”) to sell the Eagle Butte and Belle Ayr mines located in the PRB. During the permit transfer period, the Company will maintain the required reclamation bonds and related collateral. As of September 30, 2018, the Company had outstanding surety bonds with a total face amount of $237,310 to secure various obligations and commitments related to the PRB. The public comment period for the permits is currently in process and the final transfer is expected to be completed prior to December 31, 2018. Once the permits have been transferred, the Company estimates approximately $12,600 comprised of short-term restricted cash and short-term deposits will be returned to operating cash. If the permit transfer process is not completed as expected, it could have material, adverse effects on the Company.

The major components of net income (loss) from discontinued operations in the Condensed Consolidated Statements of Operations are as follows:

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Total revenues(1)	$139	$100,391	$1,254	$272,848
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	$—	$87,574	$—	$245,044
Depreciation, depletion and amortization	$—	$7,650	$—	$24,139
Other expenses	$1,090	$—	$3,492	$—
Other non-major expense items, net	$1,166	$1,443	$2,092	$3,941
(1) Total revenues for the three and nine months ended September 30, 2018 consisted entirely of other revenues.

Refer to Note 6 for earnings (loss) per share information related to discontinued operations.

The major components of asset and liabilities that are classified as discontinued operations in the Condensed Consolidated Balance Sheets are as follows:

	September 30, 2018	December 31, 2017
Assets:
Accounts Receivable	$1,629	$20,443
Prepaid expenses and other current assets	$20,550	$18,974
Other current assets	$—	$1,081
Other non-current assets	$—	$7,632

Liabilities:
Trade accounts payable, accrued expenses and other current liabilities	$20,850	$54,114
Other non-current liabilities	$103	$7,762

As of September 30, 2018, the residual assets and liabilities related to the discontinued operations are primarily comprised of taxes for which Contura is considered to be the primary obligor but which the Buyer is contractually obligated to pay. The Company has recorded the taxes as a liability with an offsetting receivable from the Buyer.

The major components of cash flows related to discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Depreciation, depletion and amortization	$—	$7,650	$—	$24,139
Capital expenditures	$—	$3,093	$—	$8,145
Other significant operating non-cash items related to discontinued operations:
Accretion of asset retirement obligations	$—	$3,022	$—	$9,066

Blackjewel Surety Bonding
During the third quarter of 2018, Blackjewel L.L.C. (“Blackjewel”) procured surety bonds for a total of $220,500 to facilitate the transfer of record by the State of Wyoming of the Belle Ayr and Eagle Butte mine permits from Contura Coal West, LLC to Blackjewel as required by that certain Asset Purchase Agreement dated as of December 7, 2017, among Blackjewel, Contura Energy, Inc. (“Contura”), Contura Coal West, LLC, Contura Wyoming Land, LLC, Contura Coal Sales, LLC, and Contura Energy Services, LLC.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

Contura agreed to backstop a total of $44,800 of Blackjewel’s bonding obligations with respect to the Belle Ayr and Eagle Butte permits by entering into secondary general indemnification agreements and providing letters of credit totaling $18,800 to the sureties as collateral for Contura’s indemnification obligations. This arrangement provides cost reimbursement for the issuing sureties. Indemnity bonds were issued by a third-party insurer in favor of Contura in a total amount of $26,000 to insure Blackjewel’s performance obligations to Contura with respect to cancellation of the general indemnification agreements and return of the letters of credit.
Blackjewel agreed that, by June 30, 2019, it will (i) enter into financing arrangements of $44,800 to be held as collateral by the sureties and (ii) cause each surety to release and return each letter of credit and cancel the Contura general indemnification agreements.
Blackjewel’s performance obligations are also collateralized by a security interest in mobile equipment granted to Contura under 8.6(c) of the Asset Purchase Agreement. Further, in connection with this arrangement, approximately $8,000 in surety cash collateral previously supporting reclamation bonds was returned to Contura by certain of its sureties.

During the third quarter of 2018, the Company recorded a guarantee within discontinued operations to account for the Blackjewel surety bonding arrangement with no material impact on the Company's Financial Statements.

(4) Revenue

Revenue Recognition Accounting Policy

The Company adopted ASC 606, with a date of initial application of January 1, 2018, using the modified retrospective method. As a result, the Company has changes to its accounting policy for revenue recognition as outlined below.

Subsequent to the adoption of ASC 606, the Company measures revenue based on the consideration specified in a contract with a customer and recognizes revenue as a result of satisfying its promise to transfer goods or services in a contract with a customer using the following general revenue recognition five-step model: (1) identify the contract; (2) identify performance obligations; (3) determine transaction price; (4) allocate transaction price; (5) recognize revenue. Freight and handling costs paid to third-party carriers and invoiced to coal customers are recorded as freight and handling costs and freight and handling fulfillment revenues within coal revenues, respectively.

Disaggregation of Revenue from Contracts with Customers

ASC 606 requires that entities disclose disaggregated revenue information in categories (such as type of good or service, geography, market, type of contract, etc.) that depict how the nature, amount, timing, and uncertainty of revenue and cash flow are affected by economic factors. ASC 606 explains that the extent to which an entity’s revenue is disaggregated depends on the facts and circumstances that pertain to the entity’s contracts with customers and that some entities may need to use more than one type of category to meet the objective for disaggregating revenue.

The Company earns revenues primarily through the sale of coal produced at Company operations and coal purchased from third parties. The Company extracts, processes and markets steam and met coal from surface and deep mines for sale to electric utilities, steel and coke producers, and industrial customers. The Company conducts mining operations only in the United States with mines in Northern and Central Appalachia. The Company has three reportable segments: CAPP, NAPP and Trading and Logistics. In addition to the three reportable segments, the All Other category includes general corporate overhead and corporate assets and liabilities, the elimination of certain intercompany activity, and the Company’s discontinued operations. See Note 19 for further segment information.

The following tables disaggregate the Company’s coal revenues by segment and by met and steam coal to depict how the nature, amount, timing, and uncertainty of the Company’s coal revenues and cash flows are affected by economic factors:

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended September 30, 2018
	CAPP	NAPP	Trading and Logistics	All Other	Consolidated
Steam	$1,596	$47,204	$2,210	$—	$51,010
Met	113,511	11,859	175,584	—	300,954
Freight and handling fulfillment revenues	—	—	91,041	—	91,041
Total coal revenues	$115,107	$59,063	$268,835	$—	$443,005

	Three Months Ended September 30, 2017
	CAPP	NAPP	Trading and Logistics	All Other	Consolidated
Steam	$650	$60,034	$—	$—	$60,684
Met	107,961	5,665	144,868	—	258,494
Total coal revenues	$108,611	$65,699	$144,868	$—	$319,178

Freight and handling revenues	$—	$—	$61,492	$—	$61,492

	Nine Months Ended September 30, 2018
	CAPP	NAPP	Trading and Logistics	All Other	Consolidated
Steam	$3,489	$157,295	$2,153	$—	$162,937
Met	398,341	33,934	583,309	—	1,015,584
Freight and handling fulfillment revenues	—	—	268,017	—	268,017
Total coal revenues	$401,830	$191,229	$853,479	$—	$1,446,538

	Nine Months Ended September 30, 2017
	CAPP	NAPP	Trading and Logistics	All Other	Consolidated
Steam	$1,976	$224,963	$—	$—	$226,939
Met	366,610	15,737	490,792	—	873,139
Total coal revenues	$368,586	$240,700	$490,792	$—	$1,100,078

Freight and handling revenues	$—	$—	$191,411	$—	$191,411

Performance Obligations

The Company considers each individual transfer of coal on a per shipment basis to the customer a performance obligation. The pricing terms of the Company’s contracts with customers include fixed pricing, variable pricing, or a combination of both fixed and variable pricing. All the Company’s revenue derived from contracts with customers is recognized at a point in time. The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied as of September 30, 2018.

	Remainder of 2018	2019	2020	2021	2022	2023	Total
Estimated coal revenues (1)	$54,966	$156,935	$140,210	$95,590	$69,944	$84,268	$601,913
(1) Amounts only include estimated coal revenues associated with contracts with customers with fixed pricing with original expected duration of more than one year. The Company has elected to not disclose the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period for performance obligations with either of the following conditions: 1) the remaining performance obligation is part

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

of a contract that has an original expected duration of one year or less; or 2) the remaining performance obligation has variable consideration that is allocated entirely to a wholly unsatisfied performance obligation.

Contract Balances

The Company receives prepayments under certain contracts with customers based on contract payment terms and the timing of shipments. These amounts are recognized within revenues upon satisfaction of the related performance obligations. The following table includes the opening and closing balances of contract liabilities from contracts with customers, which are included within accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheets:

	September 30, 2018	December 31, 2017
Contract liabilities (1)	$403	$—
(1) Amounts primarily relate to customer prepayments under coal contracts.

(5) Accumulated Other Comprehensive (Loss) Income
The following tables summarize the changes to accumulated other comprehensive income (loss) during the nine months ended September 30, 2018 and 2017:

	Balance January 1, 2018	Other comprehensive income (loss) before reclassifications	Amounts reclassified from accumulated other comprehensive income (loss)	Balance September 30, 2018
Employee benefit costs	$(1,948)	$(128)	$117	$(1,959)

	Balance January 1, 2017	Other comprehensive income (loss) before reclassifications	Amounts reclassified from accumulated other comprehensive income (loss)	Balance September 30, 2017
Employee benefit costs	$2,087	$(917)	$(152)	$1,018

The following table summarizes the amounts reclassified from accumulated other comprehensive income (loss) and the Statements of Operations line items affected by the reclassification during the three and nine months ended September 30, 2018 and 2017:

Details about accumulated other comprehensive income (loss) components	Amounts reclassified from accumulated other comprehensive (loss) income				Affected line item in the Statements of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Employee benefit costs:
Amortization of actuarial loss (gain)	$39	$(51)	$117	$(152)	(1) Miscellaneous income
Income tax benefit (expense)	—	—	—	—	Income tax expense
Total, net of income tax	$39	$(51)	$117	$(152)
(1) These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit costs for black lung and life insurance. See Note 15.

(6) Earnings (Loss) Per Share
The number of shares used to calculate basic earnings per common share is based on the weighted average number of the Company’s outstanding common shares during the respective period. The number of shares used to calculate diluted earnings per common share is based on the number of common shares used to calculate basic earnings per share plus the dilutive effect of stock options and other stock-based instruments held by the Company’s employees and directors during the period, and the Company’s outstanding Series A warrants. The warrants become dilutive for earnings per common share calculations when the market price of the Company’s common stock exceeds the exercise price. For the three months ended September 30, 2018,

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

there were no anti-dilutive stock options or other stock based instruments. For the three months ended September 30, 2017, 129,520 stock options were excluded from the computation of dilutive earnings per share because they would have been anti-dilutive. For the nine months ended September 30, 2018, 86,347 stock options were excluded from the computation of dilutive earnings per share because they would have been anti-dilutive. For the nine months ended September 30, 2017, 129,520 stock options and 144,876 other stock based instruments were excluded from the computation of dilutive earnings per share because they would have been anti-dilutive. These potential shares could dilute earnings per share in the future.

The following table presents the net income (loss) per common share for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income
Income from continuing operations	$14,011	$9,730	$146,953	$59,086
(Loss) income from discontinued operations	(2,117)	429	(4,330)	(1,205)
Net income	$11,894	$10,159	$142,623	$57,881

Basic
Weighted average common shares outstanding - basic	9,633,164	10,277,974	9,602,860	10,298,889

Basic income (loss) per common share:
Income from continuing operations	$1.45	$0.95	$15.30	$5.74
(Loss) income from discontinued operations	(0.22)	0.04	(0.45)	(0.12)
Net income	$1.23	$0.99	$14.85	$5.62

Diluted
Weighted average common shares outstanding - basic	9,633,164	10,277,974	9,602,860	10,298,889
Diluted effect of warrants	304,243	221,261	270,611	173,072
Diluted effect of stock options	260,653	274,309	265,794	275,006
Diluted effect of restricted share units and restricted stock shares	186,453	123,312	188,766	86,021
Weighted average common shares outstanding - diluted	10,384,513	10,896,856	10,328,031	10,832,989

Diluted income (loss) per common share:
Income from continuing operations	$1.35	$0.89	$14.23	$5.45
(Loss) income from discontinued operations	(0.20)	0.04	(0.42)	(0.11)
Net income	$1.15	$0.93	$13.81	$5.34

The mergers with Alpha Natural Resources Holdings, Inc. and ANR, Inc. was completed on November 9, 2018. Refer to Note 2 for disclosures related to the definitive merger agreement with the Alpha Companies. Additionally, refer to Note 21 for subsequent event disclosures related to the completion of the transaction.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

(7) Inventories, net
Inventories, net consisted of the following:

	September 30, 2018	December 31, 2017
Raw coal	$5,769	$7,003
Saleable coal	45,042	55,357
Materials, supplies and other, net	7,685	7,201
Total inventories, net	$58,496	$69,561

(8) Dividend and Tender Offer
The Company entered into the First Amendment to the Asset-Based Revolving Credit Agreement on June 9, 2017 and the First Amendment to Term Loan Credit Agreement on June 13, 2017. The amendments, among other things, permitted an aggregate amount of $150,000 of cash to be used for the (i) payment of a one-time cash dividend on its common stock no later than July 28, 2017, and (ii) repurchase of its common stock at any time no later than December 31, 2017, subject to certain terms and conditions.

On June 16, 2017, the Company declared a special cash distribution of approximately $92,786 in the aggregate (the “Special Dividend”), payable to eligible holders of record of its common stock as of the close of business on July 5, 2017. In addition, pursuant to the terms of the Company’s management incentive plan, dividend equivalent payments of approximately $7,949 in the aggregate (including the amounts payable with respect to each share underlying outstanding stock option awards and restricted stock unit awards and outstanding restricted common stock under the MIP) were paid to plan participants. The dividend equivalent payments were made on July 11, 2017, and the Special Dividend was paid on July 12, 2017. Pursuant to terms of the debt amendments, the Company made an offer to all Term Loan Credit Facility lenders to repay the loans at par concurrently with the payment of the Special Dividend, in an aggregate principal amount equal to $10,000. All the Term Loan Facility lenders accepted the offer, and the Company repaid $10,000 on July 13, 2017.

On September 26, 2017, the Company announced that it had commenced a modified “Dutch Auction” tender offer to repurchase up to $31,800 of common stock. On December 21, 2017, Contura repurchased an aggregate of 530,000 shares of common stock at a purchase price of $60.00 per share. The total repurchase price of $32,595 (comprised of $31,800 of share repurchases and $795 of related fees) was recorded in the fourth quarter of 2017 as treasury stock in the Consolidated Balance Sheet. Upon completion of the tender offer, provisions within the Company’s Term Loan Credit Facility and Asset-Based Revolving Credit Agreement limited the ability of the Company to make future repurchases of its common stock.

(9) Long-Term Debt
Long-term debt consisted of the following:

	September 30, 2018	December 31, 2017
Term Loan Credit Facility - due March 2024	$380,677	$387,000
LC Facility	—	—
Other	2,134	3,768
Debt discount and issuance costs	(16,250)	(18,065)
Total long-term debt	366,561	372,703
Less current portion	(4,791)	(10,730)
Long-term debt, net of current portion	$361,770	$361,973

Term Loan Credit Facility
On March 17, 2017, the Company entered into a Credit Agreement with Jefferies Finance LLC, as administrative agent and collateral agent, and the other lenders party thereto (as defined therein) that provides for a term loan facility (the “Term Loan Credit Facility”) in an aggregate amount of $400,000 with a maturity date of March 17, 2024. Principal repayments equal to

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

$1,000 are due each March, June, September and December (commencing with June 30, 2017) with the final principal repayment installment repaid on the maturity date and in any event shall be in an amount equal to the aggregate principal amount outstanding on such date. The Term Loan Credit Facility bears an interest rate per annum based on the character of the loan (defined as either “Base Rate Loan” or “Eurocurrency Rate Loan”) plus an applicable rate of 4.00% to 5.00% depending on loan type (the “Applicable Rate”), payable bi-monthly in arrears. As of September 30, 2018, the Term Loan Credit Facility was classified as a Eurocurrency Rate Loan with an interest rate of 7.30%, calculated as the eurocurrency rate during the period plus an applicable rate of 5.00%.
The Term Loan Credit Facility, as amended on June 13, 2017, and related documents contain negative and affirmative covenants including certain financial covenants. The Company was in compliance with all covenants under these agreements as of September 30, 2018.
All obligations under the Term Loan Credit Facility are unconditionally guaranteed by the Company’s existing wholly owned domestic subsidiaries, and are required to be guaranteed by the Company’s future wholly owned domestic subsidiaries. Certain obligations under the Term Loan Credit Facility are secured by a senior lien, subject to certain exceptions (including the ABL Priority Collateral described below), by substantially all of our assets and the assets of our subsidiary guarantors (“Term Loan Priority Collateral”), in each case subject to exceptions. The obligations under the Term Loan Credit Facility are also secured by a junior lien, again subject to certain exceptions, against the ABL Priority Collateral.

Asset-Based Revolving Credit Agreement

On April 3, 2017, the Company entered into an Asset-Based Revolving Credit Agreement with Citibank N.A. as administrative agent, collateral agent, and swingline lender and the other lenders party thereto (the “Lenders”), and Citibank N.A., BMO Harris Bank N.A. and Credit Suisse AG as letter of credit issuers (“LC Lenders”). The Asset-Based Revolving Credit Agreement includes a senior secured asset-based revolving credit facility (the “ABL Facility”). Under the ABL Facility, the Company may borrow cash from the Lender or cause the LC Lenders to issue letters of credit, on a revolving basis, in an aggregate amount of up to $125,000, of which no more than $80,000 may be drawn through letters of credit. Any borrowings under the ABL Facility will have a maturity date of April 4, 2022 and will bear interest based on the character of the loan (defined as either “Base Rate Loan” or “Eurocurrency Rate Loan”) plus an applicable rate ranging from 1.00% to 1.50% for Base Rate Loans and 2.00% to 2.50% for Eurocurrency Rate Loans, depending on the amount of credit available. Any letters of credit issued under the ABL Facility will bear a commitment fee rate ranging from 0.25% to 0.375% depending on the amount of availability per terms of the agreement, and a 0.25% fronting fee payable to the ABL Facility’s administrative agent. The Asset-Based Revolving Credit Agreement provides that a specified percentage of billed, unbilled and approved foreign receivables and raw and clean inventory meeting certain criteria are eligible to be counted for purposes of collateralizing the amount of financing available, subject to certain terms and conditions. As of September 30, 2018, the Company had $0 borrowings and $28,700 letters of credit outstanding under the ABL Facility.
The Asset-Based Revolving Credit Agreement, as amended on June 9, 2017, and related documents contain negative and affirmative covenants including certain financial covenants. The Company was in compliance with all covenants under these agreements as of September 30, 2018.

The obligations under the ABL Facility are secured by a senior lien, subject to certain exceptions by collateral generally described as receivables, inventory, as-extracted collateral and deposit accounts (“ABL Priority Collateral”). The obligations under the ABL Facility are also secured by a junior lien, again subject to certain exceptions, against the Term Loan Priority Collateral.

Refer to Note 21 for financing information related to the mergers with Alpha Natural Resources Holdings, Inc. and ANR, Inc.

Capital Leases

The Company entered into capital leases for certain property and other equipment during 2018 and 2017. The Company’s liability for capital leases totaled $636 and $426, with $293 and $226 reported within the current portion of long-term debt as of September 30, 2018 and December 31, 2017, respectively.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

(10) Acquisition-Related Obligations
The Company entered into various settlement agreements with Alpha and/or the Alpha bankruptcy successor ANR, Inc. (“ANR”) and third parties as part of the Alpha bankruptcy reorganization process. The Company assumed acquisition-related obligations through those settlement agreements which became effective on July 26, 2016, the effective date of Alpha’s plan of reorganization.

Acquisition-related obligations consisted of the following:

	September 30, 2018	December 31, 2017
Retiree Committee VEBA Funding Settlement Liability	$3,500	$7,000
UMWA Funds Settlement Liability	7,000	7,000
Reclamation Funding Liability	22,000	32,000
Other	170	580
Discount	(7,003)	(11,168)
Total acquisition-related obligations - long-term	25,667	35,412
Less current portion	(13,670)	(15,080)
Acquisition-related obligations, net of current portion	$11,997	$20,332

(11) Asset Retirement Obligations

The following table summarizes the changes in asset retirement obligations for the nine months ended September 30, 2018:

Total asset retirement obligations at December 31, 2017	$59,205
Accretion for the period	4,579
Revisions in estimated cash flows	184
Expenditures for the period	(1,859)
Reclassify liabilities held for sale	(1,279)
Total asset retirement obligations at September 30, 2018	60,830
Less current portion	(5,009)
Long-term portion	$55,821

(12) Fair Value of Financial Instruments and Fair Value Measurements
The estimated fair values of financial instruments are determined based on relevant market information. These estimates involve uncertainty and cannot be determined with precision.
The carrying amounts for cash and cash equivalents, trade accounts receivable, net, prepaid expenses and other current assets, short-term and long-term restricted cash, short-term and long-term deposits, trade accounts payable, and accrued expenses and other current liabilities approximate fair value as of September 30, 2018 and December 31, 2017 due to the short maturity of these instruments.
The following tables set forth by level, within the fair value hierarchy, the Company’s long-term debt at fair value as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term Loan Credit Facility - due March 2024	$364,426	$380,677	$380,677	$—	$—

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	December 31, 2017
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term Loan Credit Facility - due March 2024	$368,935	$381,195	$381,195	$—	$—
(1) Net of debt discounts and debt issuance costs.

The following tables set forth by level, within the fair value hierarchy, the Company’s acquisition-related obligations at fair value as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Retiree Committee VEBA Funding Settlement Liability	$3,190	$3,320	$—	$—	$3,320
UMWA Funds Settlement Liability	5,016	5,699	—	—	5,699
Reclamation Funding Liability	17,291	19,125	—	—	19,125
Total acquisition-related obligations	$25,497	$28,144	$—	$—	$28,144

	December 31, 2017
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Retiree Committee VEBA Funding Settlement Liability	$6,290	$6,692	$—	$—	$6,692
UMWA Funds Settlement Liability	4,366	5,654	—	—	5,654
Reclamation Funding Liability	24,176	28,365	—	—	28,365
Total acquisition-related obligations	$34,832	$40,711	$—	$—	$40,711
(1) Net of discounts.

The Company held no financial or non-financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2018.

The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the tables above:
Level 1 Fair Value Measurements
Term Loan Credit Facility - due March 2024 - The fair value is based on observable market data.
Level 3 Fair Value Measurements
Retiree Committee VEBA Funding Settlement Liability, UMWA Funds Settlement Liability, and Reclamation Funding Liability - Observable transactions are not available to aid in determining the fair value of these items. Therefore, the fair value was derived by using the expected present value approach in which estimated cash flows are discounted using a risk-free interest rate adjusted for market risk.
(13) Warrants
On July 26, 2016 (the “Initial Issue Date”), the Company issued 810,811 warrants, each with an initial Exercise Price, as defined in the Series A Warrants Agreement (the “Warrants Agreement”), of $55.93 per share of common stock and exercisable

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

for one share of the Company’s common stock, par value $0.01 per share. Pursuant to the Warrants Agreement dated as of July 26, 2016, no fractional shares shall be issued upon warrant exercises. The warrants are exercisable for cash or on a cashless basis at any time from the Initial Issue Date until July 26, 2023.
Pursuant to the Warrants Agreement dated as of July 26, 2016, the Exercise Price and the Warrant Share Number, as defined in the Warrants Agreement, were adjusted as a result of the occurrence of the Special Dividend. The Warrant Share Number was adjusted from 1.00 to 1.15, and the Exercise Price was adjusted from $55.93 per share to $48.741 per share as of the July 5, 2017 record date.

As of September 30, 2018, of the 810,811 warrants that were originally issued, 801,793 remain outstanding, with a total of 922,062 shares underlying the un-exercised warrants. For the three months ended September 30, 2018, the Company issued 218 shares of common stock resulting from exercises of its Series A Warrants, and, pursuant to the terms of the Warrants Agreement, withheld 77 of the issued shares in satisfaction of the Warrant Exercise Price, which were subsequently reclassified as treasury stock. For the nine months ended September 30, 2018, the Company issued 252 shares of common stock resulting from exercises of its Series A Warrants, and, pursuant to the terms of the Warrants Agreement, withheld 111 of the issued shares in satisfaction of the Warrant Exercise Price, which were subsequently reclassified as treasury stock.

(14) Income Taxes

For the nine months ended September 30, 2018, the Company recorded income tax expense of $133 on income from continuing operations before income taxes of $147,086. The income tax expense differs from the expected statutory amount primarily due to the impact of the percentage depletion allowance and the reduction in the valuation allowance, partially offset by the impact of state income taxes, net of federal tax impact. As of September 30, 2018, the Company anticipates Federal net operating loss carryforwards will fully offset the Federal taxable income generated in 2018. For the nine months ended September 30, 2017, the Company recorded income tax expense of $7,440 on income from continuing operations before income taxes of $66,526. The income tax expense differs from the expected statutory amount primarily due to the impact of the percentage depletion allowance and the reduction in the valuation allowance.

On December 22, 2017, President Trump signed into law legislation commonly referred to as the “Tax Cuts and Jobs Act” (“TCJA”). Effective for tax years beginning after December 31, 2017, the TCJA reduces the corporate income tax rate from 35% to 21%. The TCJA also repeals the corporate alternative minimum tax (“AMT”), provides a mechanism for corporations to monetize alternative minimum tax credits (“AMT Credits”) during the 2018 to 2021 tax years, and makes changes to net operating loss (“NOL”) provisions to repeal NOL carrybacks, allow NOLs to be carried forward indefinitely, and limit the utilization of an NOL carryforward to 80% of taxable income generated.

At December 31, 2017, the Company recorded, under SAB 118, its best estimate of the monetizable AMT Credits based on the information available at that time and will finalize the analysis within the one-year measurement period ending on December 22, 2018. During the nine months ended September 30, 2018, the Company did not record any provisional adjustments to the amount of AMT Credits.

During the nine months ended September 30, 2018, the Company recorded a decrease of $40,936 to its deferred tax asset valuation allowance. The decrease in valuation allowance results from the generation of income from continuing operations before income taxes that allowed for the utilization of net operating losses, as well as the utilization of other deferred tax assets, since the prior reporting date of December 31, 2017. The valuation allowance associated with those deferred tax assets was therefore released during the nine months ended September 30, 2018. The Company currently is relying primarily on the reversal of taxable temporary differences, along with consideration of taxable income via carryback to prior years and tax planning strategies, to support the realization of deferred tax assets. The Company updates its assessment regarding the realizability of its deferred tax assets including scheduling the reversal of its deferred tax liabilities to determine the amount of valuation allowance needed. Scheduling the reversal of deferred tax asset and liability balances requires judgment and estimation. The Company believes the deferred tax liabilities relied upon as future taxable income in its assessment will reverse in the same period and jurisdiction and are of the same character as the temporary differences giving rise to the deferred tax assets that will be realized. The valuation allowance recorded represents the portion of deferred tax assets for which the Company is unable to support realization through the methods described above. As of September 30, 2018, the Company recorded a full valuation allowance against its net deferred tax assets other than the AMT Credits.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

(15) Employee Benefit Plans
The Company sponsors or participates in several types of benefits for its employees, including postemployment health care and life insurance, defined benefit and defined contribution pension plans, and workers’ compensation and black lung benefits.

Black Lung

The Company had $19,453 and $18,241 of black lung liability as of September 30, 2018 and December 31, 2017, respectively.

The following table details the components of the net periodic benefit cost for black lung obligations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Service cost	$194	$163	$582	$488
Interest cost	174	159	521	475
Amortization of net actuarial loss (gain)	50	(38)	150	(112)
Net periodic expense	$418	$284	$1,253	$851

The components of net periodic benefit cost other than the service cost component are included in the line item miscellaneous income in the Condensed Consolidated Statements of Operations.

Life Insurance Benefits

The Company had $12,547 and $12,640 of life insurance benefits liability as of September 30, 2018 and December 31, 2017, respectively.

The following table details the components of the net periodic benefit cost for life insurance benefit obligations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest cost	$97	$102	$291	$305
Amortization of net actuarial gain	(11)	(14)	(33)	(41)
Net periodic expense	$86	$88	$258	$264

The components of net periodic benefit cost are included in the line item miscellaneous income in the Condensed Consolidated Statements of Operations.

Defined Contribution and Profit Sharing Plans

The Company sponsors defined contribution plans to assist its eligible employees in providing for retirement. Generally, under the terms of these plans, employees make voluntary contributions through payroll deductions and the Company makes matching and/or discretionary contributions, as defined by each plan. The Company’s total contributions to these plans for the three months ended September 30, 2018 and 2017 was $1,661 and $1,734, respectively. The Company’s total contributions to these plans for the nine months ended September 30, 2018 and 2017 was $8,647 and $7,395, respectively.

Self-Insured Medical Plan

The Company is self-insured for health insurance coverage for all of its active employees. Estimated liabilities for health and medical claims are recorded based on the Company’s historical experience and include a component for incurred but not paid claims. During the three months ended September 30, 2018 and 2017, the Company incurred total expenses of $8,468 and $8,813, respectively, which primarily includes claims processed and an estimate for claims incurred but not paid. During the nine months ended September 30, 2018 and 2017, the Company incurred total expenses of $22,496 and $22,794, respectively, which primarily includes claims processed and an estimate for claims incurred but not paid.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

(16) Stock-Based Compensation Awards
The Management Incentive Plan (the “Plan”) is currently authorized for the issuance of awards of up to 1,201,202 shares of common stock, and as of September 30, 2018, there were 57,958 shares of common stock available for grant under the Plan.
During the nine months ended September 30, 2018, the Company granted certain key employees 18,063 time-based restricted stock units with a grant date fair value of $65.00, based on the Company’s stock price at the date of grant. These time-based units will vest on the first anniversary of the date of the grant. As of the date of the awards, the Company did not have sufficient authorized and unissued common shares to settle these awards and the awards will be settled with cash, unless shares are available for issuance under the Plan on the applicable vesting date. Therefore, these awards are classified as a liability. The Company’s liability for all outstanding liability awards totaled $915 and $163 as of September 30, 2018 and December 31, 2017, respectively.
Additionally, during the nine months ended September 30, 2018, the Company granted 7,310 time-based restricted stock units to its non-employee directors. These time-based units granted to the Company’s non-employee directors will vest on the first to occur of (i) the day before the one-year anniversary of the date of grant, (ii) the director’s separation from service (as defined in Section 409A) due to the directors’ death or disability, (iii) a change in control, subject in each case to the director’s continuous service with the Company through such date, and (iv) the date immediately prior to an Initial Public Offering (“IPO”), contingent upon the consummation of the IPO. Upon vesting and settlement of time-based share units, the Company issues authorized and unissued shares of the Company’s common stock to the recipient. The time-based restricted stock units granted on May 1, 2018 have a grant date fair value of $64.97, based on the Company’s stock price at the date of grant.

At September 30, 2018, the Company had three types of stock-based awards outstanding: time-based restricted stock shares, time-based restricted share units, and stock options. Stock-based compensation expense totaled $2,347 and $5,348 for the three months ended September 30, 2018 and 2017, respectively. For the three months ended September 30, 2018 and 2017, approximately 93% and 94%, respectively, of stock-based compensation expense was reported as selling, general and administrative expenses and the remainder was recorded as cost of coal sales. Stock-based compensation expense totaled $9,472 and $11,946 for the nine months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, approximately 94% and 94%, respectively, of stock-based compensation expense was reported as selling, general and administrative expenses and the remainder was recorded as cost of coal sales.

The Company is authorized to repurchase common shares from employees (upon the election by the employee) to satisfy the employees’ statutory tax withholdings upon the vesting of stock grants. Shares that are repurchased to satisfy the employees’ statutory tax withholdings are recorded in treasury stock at cost. During the nine months ended September 30, 2018, the Company repurchased 70,834 shares of its common stock issued pursuant to awards under the Plan for a total purchase amount of $4,816, or $67.99 average price paid per share. The Company did not repurchase any common shares from employees to satisfy the employees’ statutory tax withholdings upon vesting of stock grants during the nine months ended September 30, 2017. On September 15, 2017, the Company repurchased 309,310 shares of its common stock issued pursuant to awards under the Plan for a total purchase amount of $17,445, or $56.40 per share.

(17) Related Party Transactions
There were no material related party transactions for the nine months ended September 30, 2018.

(18) Commitments and Contingencies
(a) General
Estimated losses from loss contingencies are accrued by a charge to income when information available indicates that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.
If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the Financial Statements when it is at least reasonably possible that a loss may be incurred and that the loss could be material.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

(b) Commitments and Contingencies
Commitments
The Company leases coal mining and other equipment under long-term capital and operating leases with varying terms. In addition, the Company leases mineral interests and surface rights from land owners under various terms and royalty rates.
Net rent expense under operating leases was $414 and $1,340 and coal royalty expense was $5,439 and $19,182 for the three and nine months ended September 30, 2018, respectively. Net rent expense under operating leases was $418 and $1,341 and coal royalty expense was $4,679 and $16,318 for the three and nine months ended September 30, 2017, respectively.

Other Commitments

The Company has obligations under certain coal purchase agreements that contain minimum quantities to be purchased in the remainder of 2018, 2019, and 2020 totaling an estimated $210,691, $152,114, and $1,526, respectively, which includes an estimated $23,310 in the remainder of 2018 and $68,820 in 2019 related to contractually committed variable priced tons from vendors with historical performance resulting in less than 20% of the committed tonnage being delivered. The Company also has obligations under certain equipment purchase agreements that contain minimum quantities to be purchased in the remainder of 2018 and 2019 totaling $13,402 and $3,118, respectively.
Contingencies
Extensive regulation of the impacts of mining on the environment and of maintaining workplace safety has had and is expected to continue to have a significant effect on the Company’s costs of production and results of operations. Further regulations, legislation or litigation in these areas may also cause the Company’s sales or profitability to decline by increasing costs or by hindering the Company’s ability to continue mining at existing operations or to permit new operations.
During the normal course of business, contract-related matters arise between the Company and its customers. When a loss related to such matters is considered probable and can reasonably be estimated, the Company records a liability.
Per terms of the Back-to-Back Coal Supply Agreements, the Company is required to purchase and sell coal in the remainder of 2018, 2019, and 2020 totaling $1,920, $16,113, and $9,175, respectively. For the three months ended September 30, 2018, the Company purchased and sold 877 tons, totaling $9,785, under the Back-to-Back Coal Supply Agreements. For the nine months ended September 30, 2018, the Company purchased and sold 5,527 tons, totaling $60,124 under the Back-to-Back Coal Supply Agreements.
As a result of certain tax law changes made in December 2017, the Company is entitled to monetize alternative minimum tax credits in aggregate of $78,744 over tax years 2018 to 2021 (the “AMT Credits”), and the Company has recorded a deferred tax asset of $78,744. ANR has asserted that, under the terms of the Asset Purchase Agreement that it entered into with the Company on July 26, 2016, it is entitled to the value of the AMT Credits, although it has not made a formal claim in this regard. The Company disagrees with this assertion and intends to dispute any such claim.

In October 2018, the State of Wyoming Department of Revenue invoiced Blackjewel for approximately $7,800 in severance taxes owed by Blackjewel in connection with the Wyoming properties it previously acquired from the Company. The transfer of mining permits associated with these properties is pending. In connection with this invoice, the Department purported to assert liens over Contura Coal West, LLC, one of the Company’s subsidiaries. The Company believes that, in light of the sale of the Wyoming properties to Blackjewel, neither the Company nor its subsidiary is obligated to pay these severance taxes. Discussions among the parties are proceeding.

(c) Guarantees and Financial Instruments with Off-Balance Sheet Risk
In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit, performance or surety bonds, and other guarantees and indemnities related to the obligations of affiliated entities which are not reflected in the Company’s Balance Sheet. As of September 30, 2018, the Company had outstanding surety bonds with a total face amount of $393,152 to secure various obligations and commitments, including $237,310 related to the PRB. To secure the Company’s obligations under reclamation-related bonds, the Company is

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

required to provide cash collateral. Once the permits associated with the PRB Transaction have been transferred, the Company estimates approximately $12,600 comprised of short-term restricted cash and short-term deposits will be returned to operating cash.
Amounts included in short-term and long-term restricted cash represent cash deposits that are restricted as to withdrawal as required by certain agreements entered into by the Company and provide collateral in the amounts of $16,831, $5,491, $20,580, and $2,833 as of September 30, 2018 for securing the Company’s obligations under certain worker’s compensation, black lung, reclamation related bonds, and financial guarantees, respectively, which have been written on the Company’s behalf. The Company’s restricted cash is primarily invested in interest bearing accounts.

Deposits represent cash deposits held at third parties as required by certain agreements entered into by the Company to provide cash collateral. At September 30, 2018, the Company had cash collateral in the form of short-term and long-term deposits to secure the Company’s obligations under reclamation related bonds and various other operating agreements in the amounts of $15,238 and $550, respectively.

As of September 30, 2018, the Company had real property collateralizing $26,749 of reclamation bonds.
Letters of Credit
As of September 30, 2018, the Company had $28,700 letters of credit outstanding under the Asset-Based Revolving Credit Agreement.

(d) Legal Proceedings

The Company could become party to legal proceedings from time to time. These proceedings, as well as governmental examinations, could involve various business units and a variety of claims including, but not limited to, contract disputes, personal injury claims, property damage claims (including those resulting from blasting, trucking and flooding), environmental and safety issues, securities-related matters and employment matters. While some legal matters may specify the damages claimed by the plaintiffs, many seek an unquantified amount of damages. Even when the amount of damages claimed against the Company or its subsidiaries is stated, (i) the claimed amount may be exaggerated or unsupported; (ii) the claim may be based on a novel legal theory or involve a large number of parties; (iii) there may be uncertainty as to the likelihood of a class being certified or the ultimate size of the class; (iv) there may be uncertainty as to the outcome of pending appeals or motions; and/or (v) there may be significant factual issues to be resolved. As a result, if such legal matters arise in the future, the Company may be unable to estimate a range of possible loss for matters that have not yet progressed sufficiently through discovery and development of important factual information and legal issues. The Company records accruals based on an estimate of the ultimate outcome of these matters, but these estimates can be difficult to determine and involve significant judgment.

(19) Segment Information
The Company extracts, processes and markets steam and met coal from surface and deep mines for sale to electric utilities, steel and coke producers, and industrial customers. The Company conducts mining operations only in the United States with mines in Northern and Central Appalachia. The Company has three reportable segments: CAPP, NAPP and Trading and Logistics. CAPP consists of seven active mines and two preparation plants in Virginia, one active mine and one preparation plant in West Virginia, as well as expenses associated with certain closed mines. NAPP consists of one active mine in Pennsylvania and one preparation plant, as well as expenses associated with one closed mine. The Trading and Logistics segment primarily engages in coal trading activities and coal terminal services.
In addition to the three reportable segments, the All Other category includes general corporate overhead and corporate assets and liabilities, the elimination of certain intercompany activity, and the Company’s discontinued operations.
The operating results of these reportable segments are regularly reviewed by the Chief Operating Decision Maker (“CODM”), who is the Chief Executive Officer of the Company.
Segment operating results and capital expenditures for the three months ended September 30, 2018 were as follows:

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended September 30, 2018
	CAPP	NAPP	Trading and Logistics	All Other	Consolidated
Total revenues	$115,280	$60,944	$270,985	$662	$447,871
Depreciation, depletion, and amortization	$5,658	$5,298	$—	$185	$11,141
Amortization of acquired intangibles, net	$—	$—	$1,158	$—	$1,158
Adjusted EBITDA	$30,990	$972	$16,907	$(10,063)	$38,806
Capital expenditures	$7,984	$10,270	$—	$119	$18,373

Segment operating results and capital expenditures for the three months ended September 30, 2017 were as follows:

	Three Months Ended September 30, 2017
	CAPP	NAPP	Trading and Logistics	All Other	Consolidated
Total revenues	$108,996	$66,625	$206,749	$168	$382,538
Depreciation, depletion, and amortization	$2,736	$4,544	$—	$224	$7,504
Amortization of acquired intangibles, net	$—	$—	$14,868	$—	$14,868
Adjusted EBITDA	$34,433	$2,021	$15,652	$(10,605)	$41,501
Capital expenditures	$3,645	$14,156	$—	$—	$17,801

Segment operating results and capital expenditures for the nine months ended September 30, 2018 were as follows:

	Nine Months Ended September 30, 2018
	CAPP	NAPP	Trading and Logistics	All Other	Consolidated
Total revenues	$402,823	$196,173	$857,230	$2,895	$1,459,121
Depreciation, depletion, and amortization	$17,636	$15,761	$—	$554	$33,951
Amortization of acquired intangibles, net	$—	$—	$12,468	$—	$12,468
Adjusted EBITDA	$152,058	$19,161	$83,093	$(30,386)	$223,926
Capital expenditures	$23,829	$32,611	$—	$282	$56,722

Segment operating results and capital expenditures for the nine months ended September 30, 2017 were as follows:

	Nine Months Ended September 30, 2017
	CAPP	NAPP	Trading and Logistics	All Other	Consolidated
Total revenues	$369,600	$243,605	$683,558	$562	$1,297,325
Depreciation, depletion, and amortization	$13,447	$11,206	$—	$639	$25,292
Amortization of acquired intangibles, net	$—	$—	$49,111	$—	$49,111
Adjusted EBITDA	$146,692	$55,608	$66,694	$(34,936)	$234,058
Capital expenditures	$10,834	$36,365	$—	$1,058	$48,257

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended September 30, 2018:

	Three Months Ended September 30, 2018
	CAPP	NAPP	Trading and Logistics	All Other	Consolidated
Net income (loss) from continuing operations	$24,787	$(4,765)	$15,749	$(21,760)	$14,011
Interest expense	4	(490)	—	9,040	8,554
Interest income	(7)	(12)	—	(488)	(507)
Income tax expense	—	—	—	12	12
Depreciation, depletion and amortization	5,658	5,298	—	185	11,141
Merger related costs	—	—	—	1,181	1,181
Non-cash stock compensation expense	—	—	—	1,885	1,885
Gain on settlement of acquisition-related obligations	—	—	—	(118)	(118)
Accretion expense	548	941	—	—	1,489
Amortization of acquired intangibles, net	—	—	1,158	—	1,158
Adjusted EBITDA (1)	$30,990	$972	$16,907	$(10,063)	$38,806
(1) Pursuant to the PRB divestiture and classification as a discontinued operation, the Company is no longer presenting a PRB reporting segment. The former PRB reporting segment had Adjusted EBITDA of ($1,102) for the three months ended September 30, 2018.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended September 30, 2017:

	Three Months Ended September 30, 2017
	CAPP	NAPP	Trading and Logistics	All Other	Consolidated
Net income (loss) from continuing operations	$30,238	$(3,300)	$613	$(17,821)	$9,730
Interest expense	1	(264)	—	8,729	8,466
Interest income	(3)	—	—	(40)	(43)
Income tax expense	—	—	—	(8,371)	(8,371)
Depreciation, depletion and amortization	2,736	4,544	—	224	7,504
Non-cash stock compensation expense	—	—	171	5,143	5,314
Mark-to-market adjustment - acquisition-related obligations	—	—	—	839	839
Secondary offering costs	—	—	—	1,061	1,061
Bargain purchase gain	—	—	—	(369)	(369)
Accretion expense	1,461	1,041	—	—	2,502
Amortization of acquired intangibles, net	—	—	14,868	—	14,868
Adjusted EBITDA (1) (2)	$34,433	$2,021	$15,652	$(10,605)	$41,501
(1) The Company’s Adjusted EBITDA calculation has been modified to add back non-cash stock compensation expense to align with industry peer group methodology.
(2) Pursuant to the PRB divestiture and classification as a discontinued operation, the Company is no longer presenting a PRB reporting segment. The former PRB reporting segment had Adjusted EBITDA of $14,528 for the three months ended September 30, 2017.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the nine months ended September 30, 2018:

	Nine Months Ended September 30, 2018
	CAPP	NAPP	Trading and Logistics	All Other	Consolidated
Net income (loss) from continuing operations	$147,787	$1,440	$70,643	$(72,917)	$146,953
Interest expense	316	(839)	—	27,061	26,538
Interest income	(17)	(24)	(18)	(770)	(829)
Income tax expense	—	—	—	133	133
Depreciation, depletion and amortization	17,636	15,761	—	554	33,951
Merger related costs	—	—	—	5,064	5,064
Management restructuring costs (1)	—	—	—	2,659	2,659
Non-cash stock compensation expense	—	—	—	8,240	8,240
Gain on settlement of acquisition-related obligations	—	—	—	(410)	(410)
Gain on sale of disposal group (2)	(16,386)	—	—	—	(16,386)
Accretion expense	2,722	2,823	—	—	5,545
Amortization of acquired intangibles, net	—	—	12,468	—	12,468
Adjusted EBITDA (3)	$152,058	$19,161	$83,093	$(30,386)	$223,926
(1) Management restructuring costs are related to severance expense associated with senior management changes in the nine months ended September 30, 2018.
(2) During the fourth quarter of 2017, the Company entered into an asset purchase agreement to sell a disposal group (comprised of property, plant and equipment and associated asset retirement obligations) within our CAPP segment. From the date the Company entered into the asset purchase agreement through the transaction close date, the property, plant and equipment and associated asset retirement obligations were classified as held for sale in amounts representing the fair value of the disposal group. Upon permit transfer, the transaction closed on April 2, 2018. The Company paid $10,000 in connection with the transaction, which was paid into escrow on March 27, 2018 and transferred to the buyer at the transaction close date, and expects to pay a series of additional cash payments in the aggregate amount of $1,500, per the terms stated in the agreement, and recorded a gain on sale of $16,386 within gain on disposal of assets within the Condensed Consolidated Statements of Operations.
(3) Pursuant to the PRB divestiture and classification as a discontinued operation, the Company is no longer presenting a PRB reporting segment. The former PRB reporting segment had Adjusted EBITDA of ($3,470) for the nine months ended September 30, 2018.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

The following table presents a reconciliation of net (loss) income to Adjusted EBITDA for the nine months ended September 30, 2017:

	Nine Months Ended September 30, 2017
	CAPP	NAPP	Trading and Logistics	All Other	Consolidated
Net income (loss) from continuing operations	$128,584	$41,855	$17,203	$(128,556)	$59,086
Interest expense	(92)	(633)	—	28,805	28,080
Interest income	(8)	—	—	(108)	(116)
Income tax expense	—	—	—	7,440	7,440
Depreciation, depletion and amortization	13,447	11,206	—	639	25,292
Non-cash stock compensation expense	—	—	380	11,532	11,912
Mark-to-market adjustment - acquisition-related obligations	—	—	—	3,221	3,221
Gain on settlement of acquisition-related obligations	—	—	—	(9,200)	(9,200)
Secondary offering costs	—	—	—	4,499	4,499
Loss on early extinguishment of debt	—	—	—	38,701	38,701
Bargain purchase gain	—	—	—	(1,011)	(1,011)
Accretion expense	4,384	3,123	—	—	7,507
Amortization of acquired intangibles, net	—	—	49,111	—	49,111
Expenses related to Special Dividend	377	57	—	9,102	9,536
Adjusted EBITDA (1) (2)	$146,692	$55,608	$66,694	$(34,936)	$234,058
(1) The Company’s Adjusted EBITDA calculation has been modified to add back non-cash stock compensation expense to align with industry peer group methodology.
(2) Pursuant to the PRB divestiture and classification as a discontinued operation, the Company is no longer presenting a PRB reporting segment. The former PRB reporting segment had Adjusted EBITDA of $33,289 for the nine months ended September 30, 2017.

No asset information has been provided for these reportable segments as the CODM does not regularly review asset information by reportable segment.

The Company markets produced, processed and purchased coal to customers in the United States and in international markets, primarily India, Brazil, France, Turkey, and Ukraine. Export coal revenues were the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017 (1)	2018	2017 (1)
Total coal revenues(1)	$443,005	$380,670	$1,446,538	$1,291,489
Export coal revenues (1) (2)	$384,597	$291,627	$1,267,642	$984,965
Export coal revenues as % of total coal revenues (1)	87%	77%	88%	76%
(1) Amounts include freight and handling revenues.
(2) The amounts for the three months ended September 30, 2018 include $62,929, $58,402, and $56,519 of export coal revenues, including freight and handling revenues, from external customers in India, Turkey, and Brazil, respectively, recorded within the CAPP, NAPP, and Trading and Logistics segments. The amounts for the nine months ended September 30, 2018 include $352,344 and $218,486 of export coal revenues, including freight and handling revenues, from external customers in India and Brazil, respectively, recorded within the CAPP, NAPP, and Trading and Logistics segments. The amounts for the three months ended September 30, 2017 include $68,206 and $36,867 of export coal revenues, including freight and handling revenues, from external customers in India and Brazil, recorded within the CAPP, NAPP, and Trading and Logistics segments. The amounts for the nine months ended September 30, 2017 include $268,924 and $125,464 of export coal revenues, including freight and handling revenues, from external customers in India and Italy, respectively, recorded within

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

the CAPP, NAPP, and Trading and Logistics segments. Revenue is tracked within the Company’s accounting records based on the product destination.

The Company sold 1,705 and 4,938 tons of coal purchased from third parties, excluding tons sold related to the Back-to-Back Coal Supply Agreements, for the three and nine months ended September 30, 2018, respectively, representing approximately 44% and 41%, respectively, of total coal sales volume during such period. The Company sold 1,320 and 3,727 tons of coal purchased from third parties for the three and nine months ended September 30, 2017, respectively, representing approximately 35% and 31%, respectively, of total coal sales volume during such period. The Company purchased a substantial portion of this coal from Alpha. After consummation of the mergers, coal sales from the former Alpha operations will no longer be considered part of the Trading and Logistics business.

(20) Investment in Unconsolidated Affiliate
Dominion Terminal Associates (“DTA”)
On March 31, 2017, the Company acquired a portion of another partner’s interest in DTA for $13,293 thereby increasing its ownership in DTA to sixty-five percent. DTA is reliant upon continuous cash contributions from the partners to fund its operating costs. The Company’s cash contributions totaled $3,759 for the nine months ended September 30, 2018. The capital contributions which increase the capital accounts of the respective partners are a form of future subordinated financial support required by DTA to finance its activities. As a result, the Company has concluded DTA does not have sufficient equity investment to finance its activities without the support from the equity partners and is a variable interest entity. Prior to the purchase of the additional interest in DTA, no single party held a majority ownership interest in DTA. After the transaction, there are two remaining owners and Contura holds a sixty-five percent voting ownership interest in DTA. However, two representatives must be present for business to be conducted and consent and unanimous approval of both the members is required for decisions to be taken. Further, there are no provisions that allow either party to override or otherwise unilaterally make a decision. As a result, the Company has concluded that it does not have the power to direct the activities that most significantly impact its economic performance and therefore is not the primary beneficiary. Accordingly, the Company continues to apply the equity method of accounting.
The Company recorded equity method losses, before taxes, from DTA of ($1,624) and ($411) for the three months ended September 30, 2018 and 2017, respectively, and ($2,857) and ($2,120) for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018 and December 31, 2017, the Company’s investment in DTA was $16,997 and $16,095, respectively, and is recorded within other non-current assets within the Company’s Condensed Consolidated Balance Sheets.
Condensed income statement information for the three and nine months ended September 30, 2018 and 2017 for DTA is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses	$8,053	$6,162	$22,708	$18,153
Other income, net	$(4,959)	$(5,114)	$(15,918)	$(11,338)
Total expenses, net	$3,094	$1,048	$6,790	$6,815
Contributions from partners to fund continuing operations	$4,977	$1,352	$5,765	$7,077
Expenses (over)/under contributions	$1,883	$304	$(1,025)	$262
Depreciation and amortization	$1,520	$1,100	$4,449	$3,284

(21) Subsequent Events
The Company’s subsequent events have been evaluated through November 14, 2018, the date at which the Condensed Consolidated Financial Statements were available to be issued.
Series A Warrants Exercise Price Adjustment

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

The United States Bankruptcy Court for the Eastern District of Virginia issued an order and final decree on June 28, 2018, granting a motion to close the Chapter 11 case of Alpha Natural Resources, Inc. and its affiliates, as reorganized debtors (the “Reorganized Debtors”), and authorizing the Reorganized Debtors to make a distribution (the “Distribution”) of additional cash as defined in the Warrants Agreement. The Distribution was effected on October 26, 2018 (the “Distribution Date”) in the aggregate amount of approximately $18,350. Pursuant to the Warrants Agreement dated as of July 26, 2016, the Exercise Price was adjusted as a result of the occurrence of the Distribution. The Exercise Price was adjusted from $48.741 per share to $46.911 per share as of the Distribution Date. The Warrant Share Number remains equal to 1.15. Refer to Note 13 for further disclosures on warrants.
Mergers with Alpha Natural Resources Holdings, Inc. and ANR, Inc.

The merger with Alpha Natural Resources Holdings, Inc. and ANR, Inc. was completed on November 9, 2018. Refer to Note 2 for information on terms of the Merger Agreement. Upon the consummation of the transactions contemplated by the Merger Agreement, Contura began trading on the New York Stock Exchange under the ticker “CTRA.” Previously, Contura shares traded on the OTC market under the ticker “CNTE.” The issuance of 9,311,857 shares of Contura common stock in connection with the transactions was registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Contura’s registration statement on Form S-4 (File No. 333-226953) initially filed with the U.S. Securities and Exchange Commission on July 13, 2018 (as amended by Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto, the “Registration Statement”), and declared effective on October 16, 2018. The definitive proxy statement/prospectus of Contura, dated October 16, 2018 (the “Proxy Statement”), that forms a part of the Registration Statement contains additional information about the transactions and the Merger Agreement.

Financing Related to the Mergers with Alpha Natural Resources Holdings, Inc. and ANR, Inc.

Concurrent with the close of the merger (the “Closing Date”), Contura entered into an Amended and Restated Asset-Based Revolving Credit Agreement (the “New ABL Credit Facility”), by and among Contura, as Borrower, the other Borrowers party thereto, the Guarantors party thereto, Citibank, N.A., as Swingline Lender, Citibank, N.A., Barclays Bank PLC, BMO Harris Bank, N.A., and Credit Suisse AG, Cayman Islands Branch, as L/C Issuers, Citigroup Global Markets Inc., Barclays Bank PLC, BMO Capital Markets Corp. and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners, the other lenders from time to time party thereto (collectively, the “ABL Lenders”), and Citibank, N.A., as Administrative Agent and Collateral Agent. The New ABL Credit Facility provides for a $225,000 senior secured asset-based revolving loan facility that matures on April 3, 2022. The New ABL Credit Facility also (i) contains a letter of credit sub-facility which permits the issuance of letters of credit from time to time not to exceed the L/C sub-limit and (ii) provides the Borrowers with the right to seek additional credit under the agreement in an aggregate amount of up to $50,000, subject to certain specified conditions.
Borrowings under the New ABL Credit Facility will bear interest at a rate per annum, at the option of Contura, at either (i) the eurocurrency rate, as defined per the agreement, plus a margin that fluctuates from 2.00% to 2.50% based on Contura’s average daily availability under the New ABL Credit Facility during the fiscal quarter most recently ended immediately preceding such date and (ii) the base rate, as defined in the agreement, plus a margin that fluctuates from 1.00% to 1.50% based on Contura’s average daily availability under the New ABL Credit Facility during the fiscal quarter most recently ended immediately preceding such date. As of the Closing Date through the last day of the first full fiscal quarter ending after the Closing Date, the margin for eurocurrency rate loans is 2.50% and the margin for base rate loans is 1.50%. The New ABL Credit Facility also provides for the payment of additional fees, including a 0.25% per annum fronting fee on the face amount of each letter of credit and a commitment fee ranging from 0.25% to 0.375% depending on the amount of availability per the terms of the agreement. The New ABL Credit Facility replaces Contura’s Asset-Based Revolving Credit Agreement dated as of April 3, 2017 (as amended, modified or supplemented), among Contura, the Borrowers and Guarantors party thereto, the lenders and letter of credit issuers from time to time party thereto and Citibank, N.A., as Administrative Agent and Collateral Agent.
Contura simultaneously entered into an Amended and Restated Credit Agreement (the “New Term Loan Credit Facility”), by and among Contura, as the Initial Borrower, Jefferies Finance LLC, Barclays Capital, Inc., BMO Capital Markets Corp., Citigroup Global Markets Inc., Clarksons Platou Securities, Inc. and B. Riley FBR, Inc. as Joint Lead Arrangers and Joint Bookrunners, the other lenders from time to time party thereto and Jefferies Finance LLC, as Administrative Agent and Collateral Agent. The New Term Loan Credit Facility provides for a senior secured term loan facility in the aggregate principal amount of $550,000 that matures on November 9, 2025. The New Term Loan Credit Facility also provides Contura with the right to seek additional credit under the agreement in an aggregate amount of up to $150,000, plus additional amounts subject to a first lien leverage ratio test and certain other specified conditions. Borrowings under the New Term Loan Credit Facility will

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

bear interest at a rate per annum, at the option of Contura, at either (i) the eurocurrency rate plus 5.00% and (ii) the base rate plus 4.00%. The New Term Loan Credit Facility replaces both the Contura’s Credit Agreement dated as March 17, 2017 (as amended, modified or supplemented), by and among Contura, as Borrower, Jefferies Finance LLC, as Administrative Agent and Collateral Agent, and the lenders party thereto and also ANR’s Credit Agreement, dated as of October 23, 2017, by and among ANR, the subsidiaries of ANR party thereto, Cantor Fitzgerald Securities, as Administrative Agent and Collateral Agent and the Lenders party thereto.

The terms of each of the New ABL Credit Facility and the New Term Loan Credit Facility include customary representations and warranties, customary affirmative and negative covenants and customary events of default.
Each of the New ABL Credit Facility and the New Term Loan Credit Facility is guaranteed by substantially all of Contura’s direct and indirect subsidiaries (together with Contura, the “Loan Parties”) and secured by all or substantially all assets of the Loan Parties, including equity in its direct domestic subsidiaries and first-tier foreign subsidiaries, as collateral for the obligations under each of the New ABL Credit Facility and the Term Loan Credit Facility. The New ABL Credit Facility has a first lien on ABL priority collateral and a second lien on term loan priority collateral. The New Term Loan Credit Facility has a first lien on term loan priority collateral and a second lien on ABL priority collateral.

Pursuant to terms of the Merger Agreement, Contura will assume the Credit and Security Agreement, by and among Alpha, Inc. and First Tennessee Bank National Association, the Amended and Restated Letter of Credit Agreement, by and among ANR, Inc. and Citibank, N.A., and the Receivables Purchase Agreement, as amended, by and among Alpha Coal Sales Co., LLC, on behalf of itself and each seller, as servicer, ANR, Inc., as parent, and Hitachi Capital America Corp, as buyer. These credit facilities will not be impacted by the aforementioned financing related to the mergers.

Registered Securities

Pursuant to Contura’s registration statement on Form S-8 (File No. 333-228293) filed with the U.S. Securities and Exchange Commission on November 9, 2018, the Company registered 1,970,000 shares of common stock, par value $0.01 per share of Contura Energy, Inc. (i) 750,000 of which are issuable pursuant to the Contura Energy, Inc. Management Incentive Plan, 1,100,000 of which are issuable pursuant to the Contura Energy, Inc. 2018 Long-Term Incentive Plan (“LTIP”) and 120,000 of which are issuable pursuant to the ANR, Inc. 2017 Equity Incentive Plan (collectively, the “Plans”), (ii) to be issued in the future under the Plans and (iii) pursuant to Rule 416(a) under the Securities Act of 1933, as amended, any additional shares of common stock that become issuable under the Plans by reason of any stock dividend, stock split, or other similar transaction.

On November 12, 2018, in connection with their appointment to the Contura Board, the Compensation Committee of the Board approved a grant of restricted stock units (“RSUs”) to each of the newly elected directors pursuant to the Contura Energy, Inc. 2018 Long-Term Incentive Plan (“Contura LTIP”) and a cash retainer, each in accordance with the Contura Energy, Inc. Amended and Restated Non-Employee Director Compensation Policy (“Director Compensation Policy”). Each director was granted RSUs relating 631 shares of Contura common stock, which is the prorated portion of the annual RSU grant that was made to other Contura Board members in respect of their 2018-2019 service on the Contura Board. The RSUs granted to the newly elected directors will vest on April 30, 2019, the same time annual RSU grants to other directors will vest. Each of the newly elected directors also received a cash retainer in the amount of $36, which is the prorated portion of the annual cash retainer that was made to other Contura Board members in respect of their 2018-2019 service on the Contura Board. Pursuant to the Director Compensation Policy, each of the newly elected directors may elect to receive 100% of the cash retainer in the form of RSUs, which would, if such an election is made, also vest on April 30, 2019.

In addition, on November 12, 2018, the Compensation Committee of Contura’s Board of Directors approved a grant of RSUs pursuant to the Contura LTIP to certain executives and key employees of Contura, including certain of Contura’s named executive officers. The RSUs will vest in three equal installments on February 9, 2020, 2021 and 2022.

WVDEP Settlement Agreement

On November 6, 2018, Contura, the Alpha Companies and the West Virginia Department of Environmental Protection (the “WVDEP”) entered into a binding term sheet agreement (the “Term Sheet”) to resolve certain issues related to the issuance of the Dividend under the Permitting and Reclamation Plan Settlement Agreement for the State of West Virginia dated as of July

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

12, 2016 (amended by the First Amendment dated July 25, 2016 and by the Second Amendment dated October 23, 2017, the “Amended Settlement Agreement”).

Pursuant to the Term Sheet, the WVEP provided its consent to the Dividend. The Term Sheet also provides for the extension of the first lien mortgage and deed of trust in an office and associated real estate in Julian, West Virginia previously granted by ANR to the WVDEP to secure ANR’s obligations under the Amended Settlement Agreement until ANR and Contura complete the payments required under the Reclamation Funding Agreement dated as of July 12, 2016, by and among, ANR, Contura, WVDEP, and the regulatory agencies of Illinois, Tennessee, Kentucky and Virginia (the “Amended Reclamation Funding Agreement”). Contura is also obligated under the Term Sheet to continue to hold subject to the applicable Deposit Account Control Agreements referenced in the Amendment of Agreements dated as of October 23, 2017 by and between Contura and the WVDEP approximately $2,800 of certain cash collateral until ANR and Contura complete the payments required of them under the Amended Reclamation Funding Agreement.

Concurrent with ANR’s issuance of the Dividend on November 8, 2018, pursuant to the Term Sheet, Contura posted cash collateral with WVDEP in the amount of $9,000, to secure Contura’s and ANR’s payment obligations under the Amended Reclamation Funding Agreement and the Amended Settlement Agreement (the “Payment Obligations”) until a performance bond is issued as described in the following sentence. Within 45 days of the issuance of the Dividend, Contura is required under the Term Sheet to issue a performance bond to WVDEP in the amount of $35,000 to secure the Payment Obligations. The amount of such performance bond will decrease on a dollar to dollar basis after the Payment Obligations fall below $35,000. If the performance bond is not issued within 45 days, Contura must post additional cash collateral or cause an additional letter of credit to be issued, in each case in an amount equal to $26,000, until the performance bond is issued.

GLOSSARY
Acquisition. Refers to the transaction by which Contura acquired certain of Alpha’s core coal operations as part of the Alpha Restructuring.
Alpha. Alpha Natural Resources, Inc.
Alpha’s Plan of Reorganization. Alpha’s plan of reorganization approved on July 7, 2016 and effective as of July 26, 2016.
Alpha Restructuring. The series of bankruptcy restructuring transactions which led to Alpha’s emergence from Chapter 11 bankruptcy on July 26, 2016.
Ash. Impurities consisting of iron, alumina and other incombustible matter that are contained in coal. Since ash increases the weight of coal, it adds to the cost of handling and can affect the burning characteristics of coal.

Assigned reserves. Coal that is planned to be mined at an operation that is currently operating, currently idled, or for which permits have been submitted and plans are eventually to develop the operation.

Back-to-Back Coal Supply Agreement. An agreement with Blackjewel (the “Buyer”) under the terms of the asset purchase agreement associated with the sale of PRB under which the Buyer will supply, deliver and sell to the Company, and the Company will accept, purchase and pay for, all coal that the Company is obligated to supply, deliver and sell under PRB coal supply agreements existing as of the transaction closing date that did not transfer to the Buyer at closing.

British Thermal Unit or BTU. A measure of the thermal energy required to raise the temperature of one pound of pure liquid water one degree Fahrenheit at the temperature at which water has its greatest density (39 degrees Fahrenheit).

Central Appalachia or CAPP. Coal producing area in eastern Kentucky, Virginia, southern West Virginia and a portion of eastern Tennessee.

Coal seam. Coal deposits occur in layers. Each layer is called a “seam.”

Coke. A hard, dry carbon substance produced by heating coal to a very high temperature in the absence of air. Coke is used in the manufacture of iron and steel. Its production results in a number of useful byproducts.

Longwall mining. The most productive underground mining method in the United States. A rotating drum is trammed mechanically across the face of coal, and a hydraulic system supports the roof of the mine while the drum advances through the coal. Chain conveyors then move the loosened coal to a standard underground mine conveyor system for delivery to the surface.

Metallurgical coal. The various grades of coal suitable for carbonization to make coke for steel manufacture. Also known as “met” coal, its quality depends on four important criteria: volatility, which affects coke yield; the level of impurities including sulfur and ash, which affect coke quality; composition, which affects coke strength; and basic characteristics, which affect coke oven safety. Met coal typically has a particularly high BTU but low ash and sulfur content.

Northern Appalachia or NAPP. Coal producing area in Maryland, Ohio, Pennsylvania and northern West Virginia.

Operating Margin. Coal revenues less cost of coal sales and freight and handling costs.

Powder River Basin or PRB. Coal producing area in northeastern Wyoming and southeastern Montana.

Preparation plant. A preparation plant is a facility for crushing, sizing and washing coal to remove impurities and prepare it for use by a particular customer. The washing process has the added benefit of removing some of the coal’s sulfur content. A preparation plant is usually located on a mine site, although one plant may serve several mines.

Probable reserves. Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

Productivity. As used in this report, refers to clean metric tons of coal produced per underground man hour worked, as published by the MSHA.

Proven reserves. Reserves for which quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling; and the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

Reclamation. The process of restoring land and the environment to their original state following mining activities. The process commonly includes “recontouring” or reshaping the land to its approximate original appearance, restoring topsoil and planting native grass and ground covers. Reclamation operations are usually underway before the mining of a particular site is completed. Reclamation is closely regulated by both state and federal law.

Recoverable reserves. Metric tons of mineable coal that can be extracted and marketed after deduction for coal to be left behind within the seam (i.e., pillars left to hold up the ceiling, coal not economical to recover within the mine, etc.) and adjusted for reasonable preparation and handling losses.

Reserve. That part of a mineral deposit that could be economically and legally extracted or produced at the time of the reserve determination.

Roof. The stratum of rock or other mineral above a coal seam; the overhead surface of a coal working place.

Steam coal. Coal used by power plants and industrial steam boilers to produce electricity, steam or both. It generally is lower in BTU heat content and higher in volatile matter than metallurgical coal.

Sulfur. One of the elements present in varying quantities in coal that contributes to environmental degradation when coal is burned. Sulfur dioxide is produced as a gaseous by-product of coal combustion.

Surface mine. A mine in which the coal lies near the surface and can be extracted by removing the covering layer of soil.

Thermal coal. See definition for Steam coal.

Tons. A “short” or net ton is equal to 2,000 pounds. A “long” or British ton is equal to 2,240 pounds; a “metric” ton (or “tonne”) is approximately 2,205 pounds. Tonnage amounts in this prospectus are stated in short tons, unless otherwise indicated.

Unassigned reserves. Coal that is likely to be mined in the future, but which is not considered Assigned reserves.

Underground mine. Also known as a “deep” mine. Usually located several hundred feet below the earth’s surface, an underground mine’s coal is removed mechanically and transferred by shuttle car and conveyor to the surface.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides a narrative of our results of operations and financial condition for the three and nine months ended September 30, 2018 and 2017. The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included elsewhere in this report and the risk factors and our Consolidated Financial Statements and related notes for the year ended December 31, 2017 which are contained in our registration statement on Form S-4, filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 5, 2018.
Non-GAAP Financial Measures

The discussion below contains “non-GAAP financial measures.” These are financial measures which either exclude or include amounts that are not excluded or included in the most directly comparable measures calculated and presented in accordance with generally accepted accounting principles in the United States (“GAAP”). Specifically, we make use of the non-GAAP financial measure “Adjusted EBITDA.” Adjusted EBITDA does not purport to be an alternative to net income (loss) as a measure of operating performance. The presentation of this measure should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP.

Management uses non-GAAP financial measures to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, the presentations of these measures may not be comparable to other similarly titled measures of other companies and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate, and capital investments.

Included below are reconciliations of non-GAAP financial measures to GAAP financial measures.

Formation

On August 3, 2015, Alpha filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia. Alpha pursued a reorganization plan, and the Bankruptcy Court approved Alpha’s Plan of Reorganization on July 7, 2016. Alpha emerged from bankruptcy on July 26, 2016.
Contura was incorporated in the State of Delaware on June 10, 2016 to acquire and operate certain of Alpha’s core coal operations, as part of the Alpha Restructuring. On July 26, 2016, a consortium of former Alpha creditors acquired our common stock in exchange for a partial release of their creditor claims pursuant to the Alpha Restructuring. Furthermore, pursuant to an asset purchase agreement between Contura and Alpha, we purchased certain former core coal operations of Alpha.
Overview

We are a large-scale provider of met and steam coal to a global customer base, operating high-quality, cost-competitive coal mines across two major U.S. coal basins (CAPP and NAPP) along with a robust Trading and Logistics business. As of September 30, 2018, our operations consisted of nine active mines and four coal preparation and load-out facilities, with approximately 1,770 employees. We produce, process and sell steam coal and met coal from operations located in Virginia, West Virginia and Pennsylvania. We also sell coal produced by others, some of which is processed and/or blended with coal produced from our mines prior to resale, with the remainder purchased for resale by our trading operations. As of December 31, 2017, we had 742.7 million tons of reserves, including 491.3 million tons of proven reserves and 251.4 million tons of probable reserves.

We began operations on July 26, 2016, with mining complexes in NAPP (including the Cumberland mine complex), the PRB (the Belle Ayr and Eagle Butte complexes), and three CAPP mining complexes (the Nicholas mine complex in Nicholas County, West Virginia, and the McClure and Toms Creek mine complexes in Virginia). Through the Acquisition, Contura acquired a significant reserve base. We also acquired Alpha’s 40.6% interest in the DTA coal export terminal in eastern Virginia, and on March 31, 2017, we acquired a portion of another partner’s ownership stake and increased our interest to 65.0%. On December 8, 2017, the Company closed a transaction to sell the Eagle Butte and Belle Ayr mines located in the PRB, Wyoming, along with related coal reserves, equipment, infrastructure and other real properties. The PRB results of operations and financial position are reported as discontinued operations in the Condensed Consolidated Financial Statements. The historical information in the accompanying Notes to the Condensed Consolidated Financial Statements has been restated to reflect the effects of the PRB operations being reported as discontinued operations in the Condensed Consolidated Financial Statements. See Note 3 for further information on discontinued operations.

For the three months ended September 30, 2018 and 2017, sales of steam coal were 1.2 million tons and 1.4 million tons, respectively, and accounted for approximately 31.9% and 36.9%, respectively, of our coal sales volume. Sales of met coal, which generally sells at a premium over steam coal, were 2.6 million tons and 2.4 million tons, respectively, and accounted for approximately 68.1% and 63.1%, respectively, of our coal sales volume. For the nine months ended September 30, 2018 and 2017, sales of steam coal were 3.9 million tons and 5.4 million tons, respectively, and accounted for approximately 32.4% and 43.9%, respectively, of our coal sales volume. Sales of met coal were 8.1 million tons and 6.8 million tons, respectively, and accounted for approximately 67.6% and 56.1%, respectively, of our coal sales volume. These results include sales from our Trading and Logistics business.

Our sales of steam coal were made primarily to large utilities and industrial customers throughout the U.S., and our sales of met coal were made primarily to steel companies in the northeastern and midwestern regions of the U.S. and in several countries in Europe, Asia and the Americas. For the three months ended September 30, 2018 and 2017, approximately 86.8% and 76.6%, respectively, of our total coal revenues, including freight and handling revenues, were derived from coal sales made to customers outside the United States. For the nine months ended September 30, 2018 and 2017, approximately 87.6% and 76.3%, respectively, of our total coal revenues, including freight and handling revenues, were derived from coal sales made to customers outside the United States.
In addition, we generate other revenues from equipment sales, rentals, terminal and processing fees, coal and environmental analysis fees, royalties and the sale of natural gas. We also record freight and handling fulfillment revenue within coal revenues for freight and handling services provided in delivering coal to certain customers, which are a component of the contractual selling price.
Our primary expenses are operating supply costs, repair and maintenance expenditures, cost of purchased coal, royalties, wages and benefits, post-employment benefits, freight and handling costs, and taxes incurred in selling our coal. Historically, our cost of coal sales per ton is lower for sales of our produced and processed coal than for sales of purchased coal that we do not process prior to resale.
As of September 30, 2018, we have three reportable segments: CAPP Operations, NAPP Operations and Trading and Logistics Operations. CAPP consists of eight active mines, including three mines in Virginia operated by third-party contractors, four mines operated by us in Virginia and one mine operated by us in West Virginia. CAPP Operations also include two preparation plants in Virginia, one preparation plant in West Virginia, as well as expenses associated with certain closed mines. NAPP consists of one active mine in Pennsylvania and one preparation plant, as well as expenses associated with one closed mine. The Trading and Logistics segment focuses primarily on coal trading and coal terminal facility services. Our All Other category includes general corporate overhead and corporate assets and liabilities, the elimination of certain intercompany activity and our discontinued operations.
Business Developments

Sale of PRB Operations
On December 8, 2017, we closed a transaction with Blackjewel L.L.C. (“Buyer”) to sell the Eagle Butte and Belle Ayr mines located in the Power River Basin (“PRB”). During the permit transfer period, we will maintain the required reclamation bonds and related collateral. As of September 30, 2018, the we had outstanding surety bonds with a total face amount of $237.3 million to secure various obligations and commitments related to the PRB. The public comment period for the permits is currently in process and the final transfer is expected to be completed prior to December 31, 2018. Once the permits have been transferred, we estimate approximately $12.6 million comprised of short-term restricted cash and short-term deposits will be returned to operating cash. If the permit transfer process is not completed as expected, it could have material, adverse effects on us.

The PRB operations results of operations and financial position are reported as discontinued operations in the Condensed Consolidated Financial Statements. The historical information in the accompanying Notes to the Condensed Consolidated Financial Statements has been restated to reflect the effects of the PRB operations being reported as discontinued operations in the Condensed Consolidated Financial Statements. The discontinued operations include our former PRB segment. To conform with the Condensed Consolidated Financial Statements and accompanying Notes, the former PRB segment information for the discontinued operation has been eliminated. See Note 3 for further information on discontinued operations. The following tables summarize certain financial information relating to the PRB discontinued operating results which are reported within the All Other segment that have been derived from our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2018 and 2017.

Revenues

	Three Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2018	2017	$ or Tons	%
Coal revenues:
Steam	$—	$98,755	$(98,755)	(100.0)%
Tons sold:
Steam	—	8,963	(8,963)	(100.0)%
Coal sales realization per ton:
Steam	$—	$11.02	$(11.02)	(100.0)%

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2018	2017	$ or Tons	%
Coal revenues:
Steam	$—	$267,519	$(267,519)	(100.0)%
Tons sold:
Steam	—	24,461	(24,461)	(100.0)%
Coal sales realization per ton:
Steam	$—	$10.94	$(10.94)	(100.0)%

Costs and Expenses

	Three Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2018	2017	$ or Tons	%
Cost of coal sales:	$—	$87,574	$(87,574)	(100.0)%
Tons sold:	—	8,963	(8,963)	(100.0)%
Cost of coal sales per ton:	$—	$9.77	$(9.77)	(100.0)%
Coal margin per ton(1):	$—	$1.25	$(1.25)	(100.0)%

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2018	2017	$ or Tons	%
Cost of coal sales:	$—	$245,044	$(245,044)	(100.0)%
Tons sold:	—	24,461	(24,461)	(100.0)%
Cost of coal sales per ton:	$—	$10.02	$(10.02)	(100.0)%
Coal margin per ton(1):	$—	$0.92	$(0.92)	(100.0)%
(1) Coal margin per ton is calculated as coal sales realization per ton less cost of coal sales per ton for our reportable segments.

Per terms of the Back-to-Back Coal Supply Agreements, we are required to purchase and sell coal in the remainder of 2018, 2019, and 2020 totaling $1.9 million $16.1 million, and $9.2 million, respectively. For the three months ended September 30, 2018, we purchased and sold 0.8 million tons, totaling $9.8 million, under the Back-to-Back Coal Supply Agreements. For the nine months ended September 30, 2018, we purchased and sold 5.5 million tons, totaling $60.1 million, under the Back-to-Back Coal Supply Agreements.

During the third quarter of 2018, Blackjewel L.L.C. (“Blackjewel”) procured surety bonds for a total of $220.5 million to facilitate the transfer of record by the State of Wyoming of the Belle Ayr and Eagle Butte mine permits from Contura Coal West, LLC to Blackjewel as required by that certain Asset Purchase Agreement dated as of December 7, 2017, among Blackjewel, Contura Energy, Inc. (“Contura”), Contura Coal West, LLC, Contura Wyoming Land, LLC, Contura Coal Sales, LLC, and Contura Energy Services, LLC.

Contura agreed to backstop a total of $44.8 million of Blackjewel’s bonding obligations with respect to the Belle Ayr and Eagle Butte permits by entering into secondary general indemnification agreements and providing letters of credit totaling

$18.8 million to the sureties as collateral for Contura’s indemnification obligations. This arrangement provides cost reimbursement for the issuing sureties. Indemnity bonds were issued by a third-party insurer in favor of Contura in a total amount of $26.0 million to insure Blackjewel’s performance obligations to Contura with respect to cancellation of the general indemnification agreements and return of the letters of credit.

Blackjewel agreed that, by June 30, 2019, it will (i) enter into financing arrangements of $44.8 million to be held as collateral by the sureties and (ii) cause each surety to release and return each letter of credit and cancel the Contura general indemnification agreements.

Blackjewel’s performance obligations are also collateralized by a security interest in mobile equipment granted to Contura under 8.6(c) of the Asset Purchase Agreement. Further, in connection with this arrangement, approximately $8.0 million in surety cash collateral previously supporting reclamation bonds was returned to Contura by certain of its sureties.

During the third quarter of 2018, we recorded a guarantee within discontinued operations to account for the Blackjewel surety bonding arrangement with no material impact on our financial statements.

Cumberland Outlook Update

On July 2, 2018, we announced our updated 2018 production outlook for the Cumberland mine, our longwall thermal coal mine located in NAPP. Due to unforeseen geologic conditions due to reduced coal seam thickness and localized soft clay influences within the coal seam, both production and processing were temporarily slowed. Full coal production resumed August 1, 2018, at the Cumberland mine as the previously announced challenges due to localized geologic conditions are no longer impacting production or processing. We expect our total 2018 NAPP shipments to be 6.1 million tons to 6.5 million tons.

Mergers with Alpha Natural Resources Holdings, Inc. and ANR, Inc.

The merger with Alpha Natural Resources Holdings, Inc. and ANR, Inc.was completed on November 9, 2018. Refer to Note 2 for information on terms of the Merger Agreement. Upon the consummation of the transactions contemplated by the Merger Agreement, we began trading on the New York Stock Exchange under the ticker “CTRA.” Previously, our shares traded on the OTC market under the ticker “CNTE.” The issuance of our common stock in connection with the transactions was registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Contura’s registration statement on Form S-4 (File No. 333-226953) initially filed with the U.S. Securities and Exchange Commission on July 13, 2018 (as amended by Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto, the “Registration Statement”), and declared effective on October 16, 2018. The definitive proxy statement/prospectus of Contura, dated October 16, 2018 (the “Proxy Statement”), that forms a part of the Registration Statement contains additional information about the transactions and the Merger Agreement.

Factors Affecting Our Results of Operations
Sales Volume. We earn revenues primarily through the sale of coal produced at our operations and resale of coal purchased from third parties. During the three months ended September 30, 2018, we sold 1.1 million tons of met coal from CAPP and NAPP, 1.5 million tons of met coal from our Trading and Logistics business, 1.1 million tons of steam coal from CAPP and NAPP, and 0.1 million tons of steam coal from our Trading and Logistics business. During the three months ended September 30, 2017, we sold 1.1 million tons of met coal from CAPP and NAPP, 1.3 million tons of met coal from our Trading and Logistics business, and 1.4 million tons of steam coal from CAPP and NAPP. During the nine months ended September 30, 2018, we sold 3.5 million tons of met coal from CAPP and NAPP, 4.6 million tons of met coal from our Trading and Logistics business, 3.8 million tons of steam coal from CAPP and NAPP, and 0.1 million tons of steam coal from our Trading and Logistics business. During the nine months ended September 30, 2017, we sold 3.2 million tons of met coal from CAPP and NAPP, 3.6 million tons of met coal from our Trading and Logistics business, and 5.4 million tons of steam coal from CAPP and NAPP.
Sales Agreements
We manage our commodity price risk for coal sales through the use of coal supply agreements. As of October 25, 2018, we expect to ship on sales commitments of approximately 5.9 million tons of NAPP coal for 2018, 96% of which is priced at an average realized price per ton of $44.45, and 3.9 million tons of CAPP coal for 2018, 86% of which is priced at an average realized price per ton of $130.13.

Realized Pricing. Our realized price per ton of coal is influenced by many factors that vary by region, including (i) coal quality, which includes energy (heat content), sulfur, ash, volatile matter and moisture content; (ii) differences in market conventions concerning transportation costs and volume measurement; and (iii) regional supply and demand.

•
Coal Quality. The energy content or heat value of steam coal is a significant factor influencing coal prices as higher energy coal is more desirable to consumers and typically commands a higher price in the market. The heat value of coal is commonly measured in British thermal units or the amount of heat needed to raise the temperature of one pound of water by one degree Fahrenheit. Coal from the eastern and midwest regions of the United States tends to have a higher heat value than coal found in the western United States. Coal volatility is a significant factor influencing met coal pricing as coal with a lower volatility has historically been more highly valued and typically commands a higher price in the market. The volatility refers to the loss in mass, less moisture, when coal is heated in the absence of air. The volatility of met coal determines the percentage of feed coal that actually becomes coke, known as coke yield, with lower volatility producing a higher coke yield.

•
Market Conventions. Coal sales contracts are priced according to conventions specific to the market into which such coal is to be sold. Our domestic sales contracts are typically priced free on board (“FOB”) at our mines and on a short ton basis. Our international sales contracts are typically priced FOB at the shipping port from which such coal is delivered and on a metric ton basis. Accordingly, for international sales contracts, we typically bear the cost of transportation from our mine complexes to the applicable outbound shipping port, and our coal sales realization per ton calculation reflects the conversion of such tonnage from metric tons into short tons, as well as the elimination of the freight and handling fulfillment component of coal sales revenue. In addition, for domestic sales contracts, as customers typically bear the cost of transportation from our mine complexes, our operations located further away from the end user of the coal may command lower prices.

•
Regional Supply and Demand. Our realized price per ton is influenced by market forces of the regional market into which such coal is to be sold. Market pricing may vary according to region and lead to different discounts or premiums to the most directly comparable benchmark price for such coal product.

Costs. Our results of operations are dependent upon our ability to improve productivity and control costs. Our primary expenses are for operating supply costs, repair and maintenance expenditures, cost of purchased coal, royalties, current wages and benefits, freight and handling costs and taxes incurred in selling our coal. Principal goods and services we use in our operations include maintenance and repair parts and services, electricity, fuel, roof control and support items, explosives, tires, conveyance structure, ventilation supplies and lubricants.
In addition, our cost of coal sales includes idle mine costs, which are spread over total sales volume by basin and forecasted by reference to upcoming reclamation obligations and historical cost trends. The following table shows our cost of coal sales and idle mine costs. We calculate adjusted cost of coal sales as cost of coal sales less idle mine costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	Per Ton	Per Ton	Per Ton	Per Ton
CAPP
Cost of coal sales	$86.38	$74.02	$81.10	$73.99
Idle mine costs	$1.04	$1.92	$1.43	$1.71
Adjusted cost of coal sales	$85.34	$72.10	$79.67	$72.28
NAPP
Cost of coal sales	$46.37	$44.51	$41.87	$34.70
Idle mine costs	$1.31	$1.37	$1.08	$0.95
Adjusted cost of coal sales	$45.06	$43.14	$40.79	$33.75

Our management strives to aggressively control costs and improve operating performance to mitigate external cost pressures. We experience volatility in operating costs related to fuel, explosives, steel, tires, contract services and healthcare, among others, and take measures to mitigate the increases in these costs at all operations. We have a centralized sourcing group for major supplier contract negotiation and administration, for the negotiation and purchase of major capital goods, and to support the business units. We promote competition between suppliers and seek to develop relationships with suppliers that focus on lowering our costs. We seek suppliers who identify and concentrate on implementing continuous improvement opportunities within their area of expertise. To the extent upward pressure on costs exceeds our ability to realize sales increases, or if we experience unanticipated operating or transportation difficulties, our operating margins would be negatively impacted. We may also experience difficult geologic conditions, delays in obtaining permits, labor shortages, unforeseen equipment problems, and unexpected shortages of critical materials such as tires, fuel and explosives that may result in adverse cost increases and limit our ability to produce at forecasted levels.
Results of Operations

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

The following tables summarize certain financial information relating to our operating results that have been derived from our Condensed Consolidated Financial Statements for the three months ended September 30, 2018 and 2017.

Revenues

	Three Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2018	2017	$ or Tons	%
Revenues:
Coal revenues:
Steam	$51,010	$60,684	$(9,674)	(15.9)%
Met	300,954	258,494	42,460	16.4%
Freight and handling fulfillment revenues	91,041	61,492	29,549	48.1%
Other revenues	4,866	1,868	2,998	160.5%
Total revenues	$447,871	$382,538	$65,333	17.1%

Tons sold:
Steam	1,238	1,399	(161)	(11.5)%
Met	2,641	2,389	252	10.5%
Total	3,879	3,788	91	2.4%

Coal sales realization per ton (1):
Steam	$41.20	$43.38	$(2.18)	(5.0)%
Met	$113.95	$108.20	$5.75	5.3%
Average	$90.74	$84.26	$6.48	7.7%

	Three Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2018	2017	$ or Tons	%
Coal revenues (1):
CAPP Operations	$115,107	$108,611	$6,496	6.0%
NAPP Operations	59,063	65,699	(6,636)	(10.1)%
Trading and Logistics Operations	177,794	144,868	32,926	22.7%
Total coal revenues	$351,964	$319,178	$32,786	10.3%

Tons sold:
CAPP Operations	987	1,026	(39)	(3.8)%
NAPP Operations	1,316	1,474	(158)	(10.7)%
Trading and Logistics Operations	1,576	1,288	288	22.4%

Coal sales realization per ton (1):
CAPP Operations	$116.62	$105.86	$10.76	10.2%
NAPP Operations	$44.88	$44.57	$0.31	0.7%
Trading and Logistics Operations	$112.81	$112.48	$0.33	0.3%
Average	$90.74	$84.26	$6.48	7.7%
(1) Does not include $91.0 million of freight and handling fulfillment revenues for the three months ended September 30, 2018.

Total revenues. Total revenues increased $65.3 million, or 17.1%, for the three months ended September 30, 2018 compared to the prior year period. The increase in total revenues was due to increased coal revenues of $32.8 million, increased freight and handling fulfillment revenues of $29.5 million and increased other revenues of $3.0 million.

Coal revenues. Coal revenues increased $32.8 million, or 10.3%, for the three months ended September 30, 2018 compared to the prior year period. The increase in coal revenues was due to increased revenues of 6.0% and 22.7% for CAPP and our Trading and Logistics Operations, respectively, partially offset by decreased revenues of 10.1% for NAPP.

The increase in CAPP revenues was primarily due to increases in coal sales realization of $10.76 per ton. The decrease in NAPP revenues was primarily due to lower coal sales volumes of 0.2 million tons, partially offset by higher coal sales realization of $0.31 per ton. The increase in Trading and Logistics coal revenues was primarily due to higher sales volumes of 0.3 million tons and higher coal sales realization of $0.33 per ton.

Our sales mix of met coal and steam coal based on volume was 68.1% and 31.9%, respectively, for the three months ended September 30, 2018 compared to 63.1% and 36.9%, respectively, in the prior year period. Our sales mix of met coal and steam coal based on coal revenues, excluding freight and handling fulfillment revenues, was 85.5% and 14.5%, respectively, for the three months ended September 30, 2018 compared to 81.0% and 19.0%, respectively, for the prior year period.

Steam coal volumes decreased 0.2 million tons due to geological factors during the current period, and average coal realization per ton decreased $2.18. Met coal volumes increased 0.3 million tons due to increased export sales for our Trading and Logistics Operations during the current period, and average coal realization per ton increased $5.75. The increase in coal revenues consisted of increased met coal revenue of $42.5 million, or 16.4%, partially offset by decreased steam coal revenue of $9.7 million, or 15.9%.

Freight and handling fulfillment revenues were $91.0 million for the three months ended September 30, 2018, an increase of $29.5 million, or 48.1%, compared to the prior year period. This increase was primarily due to increased shipments by rail car and increased shipping rates during the current period.

Other revenues. Other revenues were $4.9 million for the three months ended September 30, 2018, an increase of $3.0 million, or 160.5%, compared to the prior year period, primarily attributable to a $1.1 million increase in rail transportation rebates and a $1.1 million increase in terminal revenues.

Costs and Expenses

	Three Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2018	2017	$ or Tons	%
Cost of coal sales (exclusive of items shown separately below)	$307,689	$270,838	$36,851	13.6%
Freight and handling costs	91,041	61,492	29,549	48.1%
Depreciation, depletion and amortization	11,141	7,504	3,637	48.5%
Amortization of acquired intangibles, net	1,158	14,868	(13,710)	(92.2)%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	12,382	15,946	(3,564)	(22.4)%
Merger related costs	1,181	—	1,181	100.0%
Secondary offering costs	—	1,061	(1,061)	(100.0)%
Total other operating (income) loss:
Gain on disposal of assets	(601)	—	(601)	(100.0)%
Mark-to-market adjustment for acquisition-related obligations	—	839	(839)	(100.0)%
Gain on settlement of acquisition-related obligations	(118)	—	(118)	(100.0)%
Other expenses	150	8	142	1,775.0%
Total costs and expenses	424,023	372,556	51,467	13.8%
Other (expense) income:
Interest expense	(8,554)	(8,466)	(88)	(1.0)%
Interest income	507	43	464	1,079.1%
Equity loss in affiliates	(1,624)	(411)	(1,213)	(295.1)%
Bargain purchase gain	—	369	(369)	(100.0)%
Miscellaneous income, net	(154)	(158)	4	2.5%
Total other expense, net	(9,825)	(8,623)	(1,202)	(13.9)%
Income tax expense	(12)	8,371	(8,383)	(100.1)%
Net income from continuing operations	$14,011	$9,730	$4,281	44.0%

Cost of coal sales:
CAPP Operations	$85,254	$75,947	$9,307	12.3%
NAPP Operations	$61,021	$65,611	$(4,590)	(7.0)%
Trading and Logistics Operations	$161,414	$129,374	$32,040	24.8%

Tons sold:
CAPP Operations	987	1,026	(39)	(3.8)%
NAPP Operations	1,316	1,474	(158)	(10.7)%
Trading and Logistics Operations	1,576	1,288	288	22.4%

Cost of coal sales per ton:
CAPP Operations	$86.38	$74.02	$12.36	16.7%
NAPP Operations	$46.37	$44.51	$1.86	4.2%
Trading and Logistics Operations	$102.42	$100.45	$1.97	2.0%

Coal margin per ton (1):
CAPP Operations	$30.24	$31.84	$(1.60)	(5.0)%
NAPP Operations	$(1.49)	$0.06	$(1.55)	(2,583.3)%
Trading and Logistics Operations	$10.39	$12.03	$(1.64)	(13.6)%

(1) Coal margin per ton for our reportable segments is calculated as coal sales realization per ton for our reportable segments less cost of coal sales per ton for our reportable segments. Coal margin per ton is not shown for our All Other category since it has no coal sales or coal production related to our continuing operations.

Cost of coal sales. Cost of coal sales increased $36.9 million, or 13.6%, for the three months ended September 30, 2018 compared to the prior year period. The increase was primarily driven by increased purchases of tons associated with our Trading and Logistics Operations segment during the current period.
Freight and handling costs. Freight and handling costs increased $29.5 million, or 48.1%, for the three months ended September 30, 2018 compared to the prior year period. This increase was primarily due to increased shipments by rail car and increased shipping rates during the current period.
Depreciation, depletion and amortization. Depreciation, depletion and amortization increased $3.6 million, or 48.5%, for the three months ended September 30, 2018 compared to the prior year period. The increase in depreciation, depletion and amortization primarily related to increased purchases of machinery and equipment and increased asset development during the current period.
Amortization of acquired intangibles, net. Amortization of acquired intangibles, net decreased $13.7 million, or 92.2%, for the three months ended September 30, 2018 compared to the prior year period. The decrease was primarily driven by the write-off of above-market coal sales contract assets during 2017 associated with the sale of PRB and certain other above-market coal sales contract assets being fully amortized as of June 30, 2018.
Selling, general and administrative. Selling, general and administrative expenses decreased $3.6 million, or 22.4% for the three months ended September 30, 2018 compared to the prior year period. The three months ended September 30, 2018 included approximately $1.8 million in non-cash stock compensation and $2.7 million related to incentive bonus plans. Selling, general, and administrative expenses for the three months ended September 30, 2017 were higher primarily due to higher non-cash stock compensation expenses during the prior year period.
Acquisition-related obligations. The mark-to-market loss on acquisition-related obligations of $0.8 million for the three months ended September 30, 2017 primarily consisted of a mark-to-market loss of $0.7 million related to the Contingent Reclamation Funding Liability and a mark-to-market loss of $0.1 million related to the Contingent Credit Support Commitment.
Merger related costs. The merger related costs of $1.2 million recorded during the three months ended September 30, 2018 related to costs incurred related to the Merger Agreement entered into with the Alpha Companies on April 29, 2018.
Secondary offering costs. The secondary offering costs of $1.1 million recorded during the three months ended September 30, 2017 related to (i) legal fees for drafting the registration statement and other legal services directly related to the withdrawn offering and (ii) financial reporting advisory fees directly related to the withdrawn offering including preparation of the pro forma financial statements and other financial information included in the registration statement.
Gain on disposal of assets. The gain on disposal of assets of $0.6 million recorded during the three months ended September 30, 2018 related primarily to the disposal of reserves and permits within the Company’s CAPP segment.
Interest expense. Interest expense increased $0.1 million, or 1.0%, for the three months ended September 30, 2018 compared to the prior year period, primarily due to increases in interest rates associated with Company debt during the current period. See Note 9 for additional information.
Income taxes. Income tax expense of $12.0 thousand was recorded for the three months ended September 30, 2018 on income from continuing operations before income taxes of $14.0 million. The effective tax rate is lower than the federal statutory rate of 21% primarily due to the impact of the percentage depletion allowance and the reduction in the valuation allowance, partially offset by the impact of state income taxes, net of federal tax impact.

Income tax benefit of $8.4 million was recorded for the three months ended September 30, 2017 on income from continuing operations before income taxes of $1.4 million. The effective tax rate is lower than the federal statutory rate of 35% primarily due to the impact of the percentage depletion allowance, the reduction in the valuation allowance, and the discrete income tax benefit related to secondary offering costs.

Segment Adjusted EBITDA

Segment Adjusted EBITDA for our reportable segments is a financial measure. This non-GAAP financial measure is presented as a supplemental measure and is not intended to replace financial performance measures determined in accordance with GAAP. Moreover, this measure is not calculated identically by all companies and therefore may not be comparable to similarly titled measures used by other companies. Segment Adjusted EBITDA is presented because management believes it is a useful indicator of the financial performance of our coal operations. The following tables presents a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018
	CAPP	NAPP	Trading and Logistics	All Other	Consolidated
Net income (loss) from continuing operations	$24,787	$(4,765)	$15,749	$(21,760)	$14,011
Interest expense	4	(490)	—	9,040	8,554
Interest income	(7)	(12)	—	(488)	(507)
Income tax expense	—	—	—	12	12
Depreciation, depletion and amortization	5,658	5,298	—	185	11,141
Merger related costs	—	—	—	1,181	1,181
Non-cash stock compensation expense	—	—	—	1,885	1,885
Gain on settlement of acquisition-related obligations	—	—	—	(118)	(118)
Accretion expense	548	941	—	—	1,489
Amortization of acquired intangibles, net	—	—	1,158	—	1,158
Adjusted EBITDA (1)	$30,990	$972	$16,907	$(10,063)	$38,806
(1) Pursuant to the PRB divestiture and classification as a discontinued operation, we are no longer presenting a PRB reporting segment. The former PRB reporting segment had Adjusted EBITDA of ($1.1 million) for the three months ended September 30, 2018.

	Three Months Ended September 30, 2017
	CAPP	NAPP	Trading and Logistics	All Other	Consolidated
Net income (loss) from continuing operations	$30,238	$(3,300)	$613	$(17,821)	$9,730
Interest expense	1	(264)	—	8,729	8,466
Interest income	(3)	—	—	(40)	(43)
Income tax expense	—	—	—	(8,371)	(8,371)
Depreciation, depletion and amortization	2,736	4,544	—	224	7,504
Non-cash stock compensation expense	—	—	171	5,143	5,314
Mark-to-market adjustment - acquisition-related obligations	—	—	—	839	839
Secondary offering costs	—	—	—	1,061	1,061
Bargain purchase gain	—	—	—	(369)	(369)
Accretion expense	1,461	1,041	—	—	2,502
Amortization of acquired intangibles, net	—	—	14,868	—	14,868
Adjusted EBITDA (1) (2)	$34,433	$2,021	$15,652	$(10,605)	$41,501
(1) Our Adjusted EBITDA calculation has been modified to add back non-cash stock compensation expense to align with industry peer group methodology.
(2) Pursuant to the PRB divestiture and classification as a discontinued operation, we are no longer presenting a PRB reporting segment. The former PRB reporting segment had Adjusted EBITDA of $14.5 million for the three months ended September 30, 2018.

The following table summarizes Adjusted EBITDA for our three reportable segments and All Other category:

	Three Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2018	2017	$ or Tons	%
Adjusted EBITDA
CAPP Operations	$30,990	$34,433	$(3,443)	(10.0)%
NAPP Operations	$972	$2,021	$(1,049)	(51.9)%
Trading and Logistics Operations	$16,907	$15,652	$1,255	8.0%
All Other	$(10,063)	$(10,605)	$542	5.1%
Total	$38,806	$41,501	$(2,695)	(6.5)%

CAPP Coal Operations. Adjusted EBITDA decreased $3.4 million, or 10.0%, for the three months ended September 30, 2018 compared to the prior year period. The decrease in Adjusted EBITDA was primarily due to decreased coal margin per ton of $1.60. The decrease in coal margin per ton consisted of increased average cost of coal sales per ton of $12.36, or approximately 16.7%, due primarily to increases in the cost of purchased coal and supply costs during the current period.
NAPP Coal Operations. Adjusted EBITDA decreased $1.0 million, or 51.9%, for the three months ended September 30, 2018 compared to the prior year period. The decrease in Adjusted EBITDA was primarily due to decreased coal margin per ton of $1.55. The decrease in coal margin per ton consisted of increased average cost of coal sales per ton of $1.86, or approximately 4.2%, due primarily to reductions in tons sold due to geological factors during the current period.
Trading and Logistics Operations. Adjusted EBITDA increased $1.3 million, or 8.0%, for the three months ended September 30, 2018 compared to the prior year period. The increase in Adjusted EBITDA was primarily due to increased sales volumes during the current period, partially offset by a decrease in coal margin per ton of $1.64.

All Other category. Adjusted EBITDA increased $0.5 million, or 5.1%, for the three months ended September 30, 2018 compared to the prior year period. The increase in Adjusted EBITDA was driven by decreases in professional service related expenses during the current period.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

The following tables summarize certain financial information relating to our operating results that have been derived from our Condensed Consolidated Financial Statements for the nine months ended September 30, 2018 and 2017.

Revenues

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2018	2017	$ or Tons	%
Revenues:
Coal revenues:
Steam	$162,937	$226,939	$(64,002)	(28.2)%
Met	1,015,584	873,139	142,445	16.3%
Freight and handling fulfillment revenues	268,017	191,411	76,606	40.0%
Other revenues	12,583	5,836	6,747	115.6%
Total revenues	$1,459,121	$1,297,325	$161,796	12.5%

Tons sold:
Steam	3,917	5,360	(1,443)	(26.9)%
Met	8,164	6,855	1,309	19.1%
Total	12,081	12,215	(134)	(1.1)%

Coal sales realization per ton (1):
Steam	$41.60	$42.34	$(0.74)	(1.7)%
Met	$124.40	$127.37	$(2.97)	(2.3)%
Average	$97.55	$90.06	$7.49	8.3%

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2018	2017	$ or Tons	%
Coal revenues (1):
CAPP Operations	$401,830	$368,586	$33,244	9.0%
NAPP Operations	191,229	240,700	(49,471)	(20.6)%
Trading and Logistics Operations	585,462	490,792	94,670	19.3%
Total coal revenues	$1,178,521	$1,100,078	$78,443	7.1%

Tons sold:
CAPP Operations	3,125	3,074	51	1.7%
NAPP Operations	4,302	5,512	(1,210)	(22.0)%
Trading and Logistics Operations	4,654	3,629	1,025	28.2%

Coal sales realization per ton (1):
CAPP Operations	$128.59	$119.90	$8.69	7.2%
NAPP Operations	$44.45	$43.67	$0.78	1.8%
Trading and Logistics Operations	$125.80	$135.24	$(9.44)	(7.0)%
Average	$97.55	$90.06	$7.49	8.3%
(1) Does not include $268.0 million of freight and handling fulfillment revenues for the nine months ended September 30, 2018.

Total revenues. Total revenues increased $161.8 million, or 12.5%, for the nine months ended September 30, 2018 compared to the prior year period. The increase in total revenues was due to increased coal revenues of $78.4 million, increased freight and handling fulfillment revenues of $76.6 million and increased other revenues of $6.7 million.

Coal revenues. Coal revenues increased $78.4 million, or 7.1%, for the nine months ended September 30, 2018 compared to the prior year period. The increase in coal revenues was due to increased revenues of 9.0% and 19.3% for CAPP and our Trading and Logistics Operations, respectively, partially offset by decreased revenues of 20.6% for NAPP.

The increase in CAPP revenues was primarily due to higher coal sales volume of 0.1 million tons and increases in coal sales realization of $8.69 per ton. The decrease in NAPP revenues was primarily due to lower coal sales volumes of 1.2 million tons, partially offset by higher coal sales realization of $0.78 per ton. The increase in Trading and Logistics coal revenues was primarily due to higher sales volumes of 1.0 million tons, partially offset by lower coal sales realization of $9.44 per ton.

Our sales mix of met coal and steam coal based on volume was 67.6% and 32.4%, respectively, for the nine months ended September 30, 2018 compared to 56.1% and 43.9%, respectively, in the prior year period. Our sales mix of met coal and steam coal based on coal revenues, excluding freight and handling fulfillment revenues, was 86.2% and 13.8%, respectively, for the nine months ended September 30, 2018 compared to 79.4% and 20.6%, respectively, for the prior year period.

Steam coal volumes decreased 1.4 million tons due to increased longwall moves and geological factors during the current period, and average coal realization per ton decreased $0.74. Met coal volumes increased 1.3 million tons due to increased export sales for our Trading and Logistics Operations during the current period, and average coal realization per ton decreased $2.97. The increase in coal revenues consisted of increased met coal revenue of $142.4 million, or 16.3%, partially offset by decreased steam coal revenue of $64.0 million, or 28.2%.

Freight and handling fulfillment revenues were $268.0 million for the nine months ended September 30, 2018, an increase of $76.6 million, or 40.0%, compared to the prior year period. This increase was primarily due to increased shipments by rail car during the current period.

Other revenues. Other revenues were $12.6 million for the nine months ended September 30, 2018, an increase of $6.7 million, or 115.6%, compared to the prior year period, primarily attributable to a $3.6 million increase in rail transportation rebates, a $1.7 million increase in coal royalty revenues, and a $1.4 million increase in terminal revenues.

Costs and Expenses

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2018	2017	$ or Tons	%
Cost of coal sales (exclusive of items shown separately below)	$936,817	$842,158	$94,659	11.2%
Freight and handling costs	268,017	191,411	76,606	40.0%
Depreciation, depletion and amortization	33,951	25,292	8,659	34.2%
Amortization of acquired intangibles, net	12,468	49,111	(36,643)	(74.6)%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	43,490	56,094	(12,604)	(22.5)%
Merger related costs	5,064	—	5,064	100.0%
Secondary offering costs	—	4,499	(4,499)	(100.0)%
Total other operating (income) loss:
Gain on disposal of assets	(17,103)	—	(17,103)	(100.0)%
Mark-to-market adjustment for acquisition-related obligations	—	3,221	(3,221)	(100.0)%
Gain on settlement of acquisition-related obligations	(410)	(9,200)	8,790	95.5%
Other expenses	438	89	349	392.1%
Total costs and expenses	1,282,732	1,162,675	$120,057	10.3%
Other income (expense):
Interest expense	(26,538)	(28,080)	1,542	5.5%
Interest income	829	116	713	614.7%
Loss on early extinguishment of debt	—	(38,701)	38,701	100.0%
Equity loss in affiliates	(2,857)	(2,120)	(737)	(34.8)%
Bargain purchase gain	—	1,011	(1,011)	(100.0)%
Miscellaneous income, net	(737)	(350)	(387)	(110.6)%
Total other expense, net	(29,303)	(68,124)	38,821	57.0%

Income tax expense	(133)	(7,440)	7,307	98.2%
Net income from continuing operations	$146,953	$59,086	$87,867	148.7%

Cost of coal sales:
CAPP Operations	$253,424	$227,431	$25,993	11.4%
NAPP Operations	$180,137	$191,258	$(11,121)	(5.8)%
Trading and Logistics Operations	$503,256	$423,755	$79,501	18.8%

Tons sold:
CAPP Operations	3,125	3,074	$51	1.7%
NAPP Operations	4,302	5,512	$(1,210)	(22.0)%
Trading and Logistics Operations	4,654	3,629	$1,025	28.2%

Cost of coal sales per ton:
CAPP Operations	$81.10	$73.99	$7.11	9.6%
NAPP Operations	$41.87	$34.70	$7.17	20.7%
Trading and Logistics Operations	$108.13	$116.77	$(8.64)	(7.4)%

Coal margin per ton (1):
CAPP Operations	$47.49	$45.91	$1.58	3.4%
NAPP Operations	$2.58	$8.97	$(6.39)	(71.2)%
Trading and Logistics Operations	$17.67	$18.47	$(0.80)	(4.3)%
(1) Coal margin per ton for our reportable segments is calculated as coal sales realization per ton for our reportable segments less cost of coal sales per ton for our reportable segments. Coal margin per ton is not shown for our All Other category since it has no coal sales or coal production related to our continuing operations.

Cost of coal sales. Cost of coal sales increased $94.7 million, or 11.2%, for the nine months ended September 30, 2018 compared to the prior year period. The increase was primarily driven by increased purchases of tons associated with our Trading and Logistics Operations segment during the current period.
Freight and handling costs. Freight and handling costs increased $76.6 million, or 40.0%, for the nine months ended September 30, 2018 compared to the prior year period. This increase was primarily due to increased shipments by rail car during the current period.
Depreciation, depletion and amortization. Depreciation, depletion and amortization increased $8.7 million, or 34.2%, for the nine months ended September 30, 2018 compared to the prior year period. The increase in depreciation, depletion and amortization primarily related to increased purchases of machinery and equipment and increased asset development during the current period.
Amortization of acquired intangibles, net. Amortization of acquired intangibles, net decreased $36.6 million, or 74.6%, for the nine months ended September 30, 2018 compared to the prior year period. The decrease was primarily driven by the write-off of above-market coal sales contract assets during 2017 associated with the sale of PRB and certain other above-market coal sales contract assets being fully amortized as of December 31, 2017, partially offset by the accelerated amortization of acquired intangibles related to the above-market coal sales contract asset related to FirstEnergy Generation, LLC during the current period.
Selling, general and administrative. Selling, general and administrative expenses decreased $12.6 million, or 22.5% for the nine months ended September 30, 2018 compared to the prior year period. The nine months ended September 30, 2018 included approximately $7.8 million in non-cash stock compensation and $7.5 million related to incentive bonus plans. Selling, general, and administrative expenses for the nine months ended September 30, 2017 were higher primarily due to non-recurring expenses related to the special dividend, business development expenses, and costs related to the company’s filing of a registration statement.

Acquisition-related obligations. The mark-to-market loss on acquisition-related obligations of $3.2 million for the nine months ended September 30, 2017 primarily consisted of a mark-to-market loss of $2.5 million related to the Contingent Reclamation Funding Liability and a mark-to-market loss of $0.7 million related to the Contingent Credit Support Commitment. The gain on settlement of acquisition-related obligations of $9.2 million for the nine months ended September 30, 2017 primarily consisted of the UMWA Contingent VEBA Funding Notes 1 and Note 2 settlements.
Merger related costs. The merger related costs of $5.1 million recorded during the nine months ended September 30, 2018 related to costs incurred related to the Merger Agreement entered into with the Alpha Companies on April 29, 2018.
Secondary offering costs. The secondary offering costs of $4.5 million recorded during the nine months ended September 30, 2017 related to (i) legal fees for drafting the registration statement and other legal services directly related to the withdrawn offering and (ii) financial reporting advisory fees directly related to the withdrawn offering including preparation of the pro forma financial statements and other financial information included in the registration statement.
Gain on disposal of assets. The gain on disposal of assets of $17.1 million recorded during the nine months ended September 30, 2018 related primarily to the sale of a disposal group within the Company’s CAPP segment.
Interest expense. Interest expense decreased $1.5 million, or 5.5%, for the nine months ended September 30, 2018 compared to the prior year period, primarily due to lower interest costs associated with Company debt as a result of the prior year debt refinancing. See Note 9 for additional information.
Loss on early extinguishment of debt. The loss on early extinguishment of debt of $38.7 million for the nine months ended September 30, 2017 primarily related to a prepayment premium of $22.5 million on the 10.00% Senior Secured First Lien Notes and the write-off of outstanding debt discounts of $13.4 million on the 10.00% Senior Secured First Lien Notes and GUC Distribution Note in connection with the Credit Agreement entered into by the Company on March 17, 2017.
Income taxes. Income tax expense of $0.1 million was recorded for the nine months ended September 30, 2018 on income from continuing operations before income taxes of $147.1 million. The effective tax rate is lower than the federal statutory rate of 21% primarily due to the impact of the percentage depletion allowance and the reduction in the valuation allowance, partially offset by the impact of state income taxes, net of federal tax impact.

Income tax expense of $7.4 million was recorded for the nine months ended September 30, 2017 on income from continuing operations before income taxes of $66.5 million. The effective tax rate is lower than the federal statutory rate of 35% primarily due to the impact of the percentage depletion allowance and the reduction in the valuation allowance.

Segment Adjusted EBITDA

Segment Adjusted EBITDA for our reportable segments is a financial measure. This non-GAAP financial measure is presented as a supplemental measure and is not intended to replace financial performance measures determined in accordance with GAAP. Moreover, this measure is not calculated identically by all companies and therefore may not be comparable to similarly titled measures used by other companies. Segment Adjusted EBITDA is presented because management believes it is a useful indicator of the financial performance of our coal operations. The following tables presents a reconciliation of net income (loss) to Adjusted EBITDA for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018
	CAPP	NAPP	Trading and Logistics	All Other	Consolidated
Net income (loss) from continuing operations	$147,787	$1,440	$70,643	$(72,917)	$146,953
Interest expense	316	(839)	—	27,061	26,538
Interest income	(17)	(24)	(18)	(770)	(829)
Income tax expense	—	—	—	133	133
Depreciation, depletion and amortization	17,636	15,761	—	554	33,951
Merger related costs	—	—	—	5,064	5,064
Management restructuring costs (1)	—	—	—	2,659	2,659
Non-cash stock compensation expense	—	—	—	8,240	8,240
Gain on settlement of acquisition-related obligations	—	—	—	(410)	(410)
Gain on sale of disposal group (2)	(16,386)	—	—	—	(16,386)
Accretion expense	2,722	2,823	—	—	5,545
Amortization of acquired intangibles, net	—	—	12,468	—	12,468
Adjusted EBITDA (3)	$152,058	$19,161	$83,093	$(30,386)	$223,926
(1) Management restructuring costs are related to severance expense associated with senior management changes in the nine months ended September 30, 2018.
(2) During the fourth quarter of 2017, we entered into an asset purchase agreement to sell a disposal group (comprised of property, plant and equipment and associated asset retirement obligations) within our CAPP segment. From the date we entered into the asset purchase agreement through the transaction close date, the property, plant and equipment and associated asset retirement obligations were classified as held for sale in amounts representing the fair value of the disposal group. Upon permit transfer, the transaction closed on April 2, 2018. We paid $10.0 million in connection with the transaction, which was paid into escrow on March 27, 2018 and transferred to the buyer at the transaction close date, and expect to pay a series of additional cash payments in the aggregate amount of $1.5 million, per the terms stated in the agreement, and recorded a gain on sale of approximately $16.4 million within gain on disposal of assets with in the Condensed Consolidated Statements of Operations.
(3) Pursuant to the PRB divestiture and classification as a discontinued operation, we are no longer presenting a PRB reporting segment. The former PRB reporting segment had Adjusted EBITDA of ($3.5 million) for the nine months ended September 30, 2018.

	Nine Months Ended September 30, 2017
	CAPP	NAPP	Trading and Logistics	All Other	Consolidated
Net income (loss) from continuing operations	$128,584	$41,855	$17,203	$(128,556)	$59,086
Interest expense	(92)	(633)	—	28,805	28,080
Interest income	(8)	—	—	(108)	(116)
Income tax expense	—	—	—	7,440	7,440
Depreciation, depletion and amortization	13,447	11,206	—	639	25,292
Non-cash stock compensation expense	—	—	380	11,532	11,912
Mark-to-market adjustment - acquisition-related obligations	—	—	—	3,221	3,221
Gain on settlement of acquisition-related obligations	—	—	—	(9,200)	(9,200)
Secondary offering costs	—	—	—	4,499	4,499
Loss on early extinguishment of debt	—	—	—	38,701	38,701
Bargain purchase gain	—	—	—	(1,011)	(1,011)
Accretion expense	4,384	3,123	—	—	7,507
Amortization of acquired intangibles, net	—	—	49,111	—	49,111
Expenses related to Special Dividend	377	57	—	9,102	9,536
Adjusted EBITDA (1) (2)	$146,692	$55,608	$66,694	$(34,936)	$234,058

(1) Our Adjusted EBITDA calculation has been modified to add back non-cash stock compensation expense to align with industry peer group methodology.
(2) Pursuant to the PRB divestiture and classification as a discontinued operation, we are no longer presenting a PRB reporting segment. The former PRB reporting segment had Adjusted EBITDA of $33.3 million for the nine months ended September 30, 2017.

The following table summarizes Adjusted EBITDA for our three reportable segments and All Other category:

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2018	2017	$ or Tons	%
Adjusted EBITDA
CAPP Operations	$152,058	$146,692	$5,366	3.7%
NAPP Operations	$19,161	$55,608	$(36,447)	(65.5)%
Trading and Logistics Operations	$83,093	$66,694	$16,399	24.6%
All Other	$(30,386)	$(34,936)	$4,550	13.0%
Total	$223,926	$234,058	$(10,132)	(4.3)%

CAPP Coal Operations. Adjusted EBITDA increased $5.4 million, or 3.7%, for the nine months ended September 30, 2018 compared to the prior year period. The increase in Adjusted EBITDA was primarily due to increased coal margin per ton of $1.58. The increase in coal margin per ton consisted of increased average sales realization per ton of $8.69, or approximately 7.2%, due primarily to increases in the market pricing of coal during the current period.
NAPP Coal Operations. Adjusted EBITDA decreased $36.4 million, or 65.5%, for the nine months ended September 30, 2018 compared to the prior year period. The decrease in Adjusted EBITDA was primarily due to decreased coal margin per ton of $6.39. The decrease in coal margin per ton consisted of increased average cost of coal sales per ton of $7.17, or approximately 20.7%, due primarily to reductions in tons sold due to geological factors during the current period.
Trading and Logistics Operations. Adjusted EBITDA increased $16.4 million, or 24.6%, for the nine months ended September 30, 2018 compared to the prior year period. The increase in Adjusted EBITDA was primarily due to increased sales volumes during the current period, partially offset by a decrease in coal margin per ton of $0.80.

All Other category. Adjusted EBITDA increased $4.6 million, or 13.0%, for the nine months ended September 30, 2018 compared to the prior year period. The increase in Adjusted EBITDA was driven by decreases in professional service related expenses and decreases in incentive pay during the current period.

Liquidity and Capital Resources
Our primary liquidity and capital resource requirements stem from the cost of our coal production and purchases, our capital expenditures, our debt service, our reclamation obligations, our regulatory costs and settlements and associated costs. Our primary sources of liquidity are derived from sales of coal, our debt financing and miscellaneous revenues.
We believe that cash on hand and cash generated from our operations will be sufficient to meet our working capital requirements, anticipated capital expenditures, debt service requirements, acquisition-related obligations, and reclamation obligations for the next 12 months. We have relied on a number of assumptions in budgeting for our future activities. These include the costs for mine development to sustain capacity of our operating mines, our cash flows from operations, effects of regulation and taxes by governmental agencies, mining technology improvements and reclamation costs. These assumptions are inherently subject to significant business, political, economic, regulatory, environmental and competitive uncertainties, contingencies and risks, all of which are difficult to predict and many of which are beyond our control. We may need to raise additional funds more quickly if market conditions deteriorate, and we may not be able to do so in a timely fashion, or at all; or one or more of our assumptions proves to be incorrect or if we choose to expand our acquisition, exploration, appraisal, or development efforts or any other activity more rapidly than we presently anticipate. We may decide to raise additional funds before we need them if the conditions for raising capital are favorable. We may seek to sell equity or debt securities or obtain additional bank credit facilities. The sale of equity securities could result in dilution to our stockholders. The incurrence of additional indebtedness could result in increased fixed obligations and additional covenants that could restrict our operations.

The Company expects to pay amounts associated with the merger transaction in the fourth quarter of 2018 including, but not limited to, costs associated with the debt refinancing, transaction advisor fees, and severance payments. Additionally, as provided for in the merger agreement, holders of ANR, Inc. stock options were permitted to satisfy the applicable tax withholding requirements from the option conversion into ANR, Inc. shares by reducing the number of ANR, Inc. shares received. As a result of the elections made pursuant to this provision, the Company expects to pay approximately $20.7 million in taxes to the relevant taxing jurisdictions.

Refer to Note 9 for disclosures on long-term debt and Note 21 for financing related to the mergers with Alpha Natural Resources Holdings, Inc. and ANR, Inc. Additionally, refer to Note 21 for details on the WVDEP Settlement Agreement.

At September 30, 2018, we had total liquidity of $334.4 million, including cash and cash equivalents of $238.1 million and $96.3 million of unused commitments available under the Asset-Based Revolving Credit Facility, subject to limitations described therein.

To secure our obligations under certain workers’ compensation and reclamation-related bonds, we are required to provide cash collateral. At September 30, 2018, we had cash collateral in the amounts of $45.7 million and $15.2 million classified as short-term and long-term restricted cash and short-term and long-term deposits, respectively, on our balance sheet. Once the permits associated with the PRB transaction have been transferred, we estimate approximately $12.6 million, comprised of short-term restricted cash and short-term deposits, will be returned to operating cash. If the permit transfer process is not completed as expected, it could have material, adverse effects on us.

During the fourth quarter of 2017, we entered into an asset purchase agreement to sell a disposal group (comprised of property, plant and equipment and associated asset retirement obligations) within our CAPP segment. From the date we entered into the asset purchase agreement through the transaction close date, the property, plant and equipment and associated asset retirement obligations were classified as held for sale in amounts representing the fair value of the disposal group. Upon permit transfer, the transaction closed on April 2, 2018. We paid $10.0 million in connection with the transaction, which was paid into escrow on March 27, 2018 and transferred to the buyer at the transaction close date, and expect to pay a series of additional cash payments in the aggregate amount of $1.5 million, per the terms stated in the agreement, and recorded a gain on sale of approximately $16.4 million within gain on disposal of assets within the Condensed Consolidated Statements of Operations.

Cash Flows

Cash, cash equivalents, and restricted cash increased by $89.9 million and $59.6 million over the nine months ended September 30, 2018 and 2017, respectively. The net change in cash, cash equivalents, and restricted cash was attributable to the following:

	Nine Months Ended September 30,
	2018	2017
Cash flows (in thousands):
Net cash provided by operating activities	$176,316	$259,932
Net cash used in investing activities	(71,539)	(71,815)
Net cash used in financing activities	(14,873)	(128,552)
Net increase in cash, cash equivalents, and restricted cash	$89,904	$59,565

Operating Activities

Net cash flows from operating activities consist of net income adjusted for non-cash items, such as depreciation, depletion and amortization, amortization of acquired intangibles, net, accretion and settlement of acquisition-related obligations discount, amortization of debt issuance costs and accretion of debt discount, mark-to-market adjustments for acquisition related obligations, equity loss in affiliates, accretion of asset retirement obligations, employee benefit plans, deferred income taxes, loss on extinguishment of debt, loss on disposals, and changes in net working capital.

Net cash provided by operating activities for the nine months ended September 30, 2018 was $176.3 million and was primarily attributable to net income of $142.6 million adjusted for depreciation, depletion and amortization of $34.0 million, amortization of acquired intangibles, net of $12.5 million, employee benefit plans, net of $6.6 million, accretion of asset retirement obligations of $5.5 million, and stock-based compensation of $9.5 million, partially offset by a $17.1 million gain on disposal of assets. The change in our operating assets and liabilities of $27.1 million was primarily attributed to decreases in trade accounts payable, other non-current liabilities, and acquisition-related obligations, partially offset by decreases in trade accounts receivable and inventories, net.

Net cash provided by operating activities for the nine months ended September 30, 2017 was $259.9 million and was primarily attributed to net income of $57.9 million adjusted for depreciation, depletion and amortization of $49.4 million, amortization of acquired intangibles, net of $49.1 million, accretion of asset retirement obligations of $16.6 million, and a loss on extinguishment of debt of $38.7 million, partially offset by a $9.2 million gain on settlement of acquisition-related obligations. The change in our operating assets and liabilities of $25.1 million was primarily attributed to increases in trade accounts payable and decreases in inventory and long-term deposits, partially offset by increases in prepaid expenses and other current assets and decreases in acquisition-related obligations.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2018 was $71.5 million, driven by capital expenditures of $56.7 million, net payments on disposition of assets of $10.3 million, and capital contributions to equity affiliates of $3.8 million.

Net cash used in investing activities for the nine months ended September 30, 2017 was $71.8 million, driven by the purchase of additional ownership interest in equity affiliate of $13.3 million, capital expenditures of $56.4 million, and capital contributions to equity affiliates of $4.2 million, partially offset by proceeds from sale of property, plant and equipment of $2.4 million.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2018 was $14.9 million, primarily attributable to principal repayments of debt of $6.3 million, common stock repurchases and related expenses of $4.8 million, and principal repayments of notes payable of $3.1 million.

Net cash used in financing activities for the nine months ended September 30, 2017 was $128.6 million, primarily attributable to principal repayments of debt of $368.5 million, dividend payments of $92.8 million, debt extinguishment costs of $25.0 million, debt issuance costs of $14.4 million, and common stock repurchases of $17.4 million, partially offset by borrowings on debt of $396.0 million.

The major components of cash flows related to our discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Depreciation, depletion and amortization	$—	$7,650	$—	$24,139
Capital expenditures	$—	$3,093	$—	$8,145
Other significant operating non-cash items related to discontinued operations:
Accretion of asset retirement obligations	$—	$3,022	$—	$9,066

Long-Term Debt

Refer to Note 9 for disclosures on long-term debt and Note 21 for financing related to the mergers with Alpha Natural Resources Holdings, Inc. and ANR, Inc.

Analysis of Material Debt Covenants

Refer to Note 21 for financing related to the mergers with Alpha Natural Resources Holdings, Inc. and ANR, Inc. and related debt compliance requirements.

We were in compliance with all covenants under the Amended and Restated Credit Agreement and the Amended and Restated Asset-Based Revolving Credit Agreement, as of November 14, 2018. A breach of the covenants in the Amended and Restated Credit Agreement and the Amended and Restated Asset-Based Revolving Credit Agreement could result in a default under the terms of the agreement and the respective lenders could elect to declare all amounts borrowed due and payable.

Pursuant to the Amended and Restated Asset-Based Revolving Credit Agreement, during any Liquidity Period (capitalized terms as defined in the Amended and Restated Asset-Based Revolving Credit Agreement), our Fixed Charge Coverage Ratio cannot be less than 1.00 to 1.00 as of the last day of any Test Period, commencing with the Test Period ended immediately preceding the commencement of such Liquidity Period. The Fixed Charge Coverage Ratio is calculated as (a) Consolidated EBITDA of the Company and its Restricted Subsidiaries for such period, minus non-financed Capital Expenditures (including Capital Expenditures financed with the proceeds of any Loans) paid or payable currently in cash by the Company or any of its Subsidiaries for such period to (b) the Fixed Charges of the Company and its Restricted Subsidiaries during such period. As of November 14, 2018, we were not in a Liquidity Period.

In the event that there shall be Excess Cash Flow for any fiscal quarter, pursuant to the Amended and Restated Credit Agreement, we will, no later than 70 days after the end of such fiscal quarter (or 130 days in the case of the last fiscal quarter of any fiscal year, commencing with the fiscal quarter ending March 31, 2019), prepay the Amended and Restated Credit Agreement, based on the Total Leverage Ratio as follows:

Total Leverage Ratio (1)	Prepayment Amount (2)
Equal to or greater than 2.25	75% of Excess Cash Flow
Less than 2.25 and greater than or equal to 1.00	50% of Excess Cash Flow
Less than 1.00	25% of Excess Cash Flow
(1) Total Leverage Ratio is calculated as the ratio of (i) Consolidated Net Total Debt on such date to (ii) Consolidated EBITDA (capitalized terms as defined in the Amended and Restated Credit Agreement) for the period of the four consecutive fiscal quarters ending as of the date of the financial statements most recently delivered.
(2) % of Excess Cash Flow is reduced by voluntary repayments of the Amended and Restated Credit Agreement, as defined within the Amended and Restated Credit Agreement.

Excess Cash Flow is calculated in accordance with our Amended and Restated Credit Agreement, and is equal to (i) the sum, without duplication, of Consolidated Net Income, the amount of all non-cash charges, the amount of the decrease, if any, in Consolidated Working Capital and the amount of non-cash losses on the disposition of property to the extent deducted in arriving at Consolidated Net Income minus (ii) the sum, without duplication, of the amount of all non-cash credits included in arriving at Consolidated Net Income, certain capital expenditures, certain amounts of regularly scheduled principal payments of Indebtedness made in cash, the amount of the increase, if any, in Consolidated Working Capital and the aggregate amount of non-cash gains on the disposition of property to the extent included in arriving at Consolidated Net Income.

Consolidated Net Income is calculated in accordance with our Amended and Restated Credit Agreement and is equal to the net income determined in accordance with GAAP, excluding, without duplication, noncash compensation expenses related to common stock and other equity securities issued to employees, extraordinary and non-recurring gains and loss, income or losses from discontinued operations, any non-cash impairment charges or asset write-offs resulting from the application of certain ASC standards, net unrealized gains or losses resulting from non-cash foreign currency remeasurement gains or losses, net unrealized gains or losses results in such period from certain derivatives, non-cash charges including non-cash charges due to cumulative effects of changes in accounting principles, any net income or loss of any person that is not a restricted subsidiary or that is accounted for by equity method accounting except to the extent the dividends or similar distributions are paid in cash to the specified person or restricted subsidiary, the net income (but not loss) of any restricted subsidiary to the extent that the declaration or payment of dividends or similar distributions by that restricted subsidiary of that net income is not at the date of determination permitted without any prior governmental approval (that has not been obtained) or, directly or indirectly, by operation of the terms of its charter or any agreement, instrument, judgment, decree, order, statute, rule or governmental regulation applicable to that restricted subsidiary or its stockholders (other than any restriction that has been waived or released), plus, without duplication, any cash dividends and/or distributions actually received by the Company or restricted subsidiary from any restricted subsidiary and/or joint venture to the extent not already included therein.

Additionally, under the Amended and Restated Credit Agreement, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to certain financial ratios, including Consolidated EBITDA as defined per the Amended and Restated Credit Agreement. Consolidated EBITDA is defined as EBITDA further adjusted to exclude certain non-cash items, non-recurring items, and other adjustments permitted in calculating covenant compliance under the Amended and Restated Credit Agreement. EBITDA, a measure used by management to evaluate our ongoing operations for internal planning and forecasting purposes, is defined as net income (loss) from operations plus interest expense, income tax expense, amortization of acquired intangibles, net and depreciation, depletion and amortization, less interest income and income tax benefit. EBITDA is not a financial measure recognized under United States generally accepted accounting principles and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. The amounts shown for EBITDA as presented may differ from amounts calculated and may not be comparable to other similarly titled measures used by other companies.

Consolidated EBITDA is calculated in accordance with our Amended and Restated Credit Agreement, and is equal to Consolidated Net Income plus, without duplication (i) consolidated interest expense; (ii) to the extent deducted in computing such Consolidated Net Income, the sum of all income, franchise or similar taxes; (iii) depreciation, depletion, amortization (including, without limitation, amortization of intangibles, deferred financing fees and any amortization included in pension or other employee benefit expenses) and all other non-cash items reducing Consolidated Net Income (including, without limitation, write-downs and impairment of property, plant, equipment and intangibles and other long-lived assets and the impact of acquisition accounting) but excluding, in each case, non-cash charges in a period which reflect cash expenses paid or to be paid in another period); (iv) non-recurring restructuring costs, expenses and charges, including, without limitation, all business optimization costs and expenses, facility opening, pre-opening and closing and consolidation costs and expenses, advisory and professional fees and stay and retention bonuses; provided that the amount of non-recurring restructuring costs, expenses and charges permitted to be added back pursuant to this clause (iv) for a four-quarter period shall not exceed 20% of Consolidated EBITDA for such period (calculated before giving effect to such add-back); (v) any expenses, costs or charges related to any equity offering, Investment permitted, acquisition, disposition, recapitalization or Indebtedness permitted to be incurred by the indenture (whether or not successful); (vi) all non-recurring or unusual losses, charges and expenses (and less all non-recurring or unusual gains); (vii) all non-cash charges and expenses; (viii) any debt extinguishment costs; (ix) any amount of asset retirement obligations expenses; (x) all Transaction Costs incurred in connection with the Transactions contemplated hereby; (xi) transaction costs, fees and expenses incurred during such period in connection with any acquisition or disposition not prohibited hereunder or any issuance of debt or equity securities by the Borrower or any of its Restricted Subsidiaries, in each case, for such expenses; and (xii) commissions, premiums, discounts, fees or other charges relating to performance bonds, bid bonds, appeal bonds, surety bonds, wage bonds, bonds issued in favor of any Governmental Authority, reclamation and completion guarantees and other similar obligations; provided that, with respect to any Restricted Subsidiary, such items will be added only to the extent and in the same proportion that the relevant Restricted Subsidiary’s net income was included in calculating Consolidated Net Income.

The calculation of Consolidated EBITDA is based on our results of operations in accordance with the Amended and Restated Credit Agreement and therefore, is different from Adjusted EBITDA presented elsewhere in this report. The calculation of Consolidated EBITDA for purposes of the Excess Cash Flow calculation is performed at the end of each fiscal quarter (commencing with the fiscal quarter ending March 31, 2019).

Acquisition-Related Obligations

See Note 10 for additional details and disclosures on acquisition-related obligations.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to certain off-balance sheet arrangements. These arrangements include guarantees, operating leases, indemnifications and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. Obligations related to these arrangements are not reflected in our Condensed Consolidated Balance Sheet. However, the underlying liabilities that they secure, such as asset retirement obligations, workers’ compensation liabilities, and royalty obligations, are reflected in our Condensed Consolidated Balance Sheet.

We are required to provide financial assurance in order to perform the post-mining reclamation required by our mining permits, pay our federal production royalties, pay workers’ compensation claims under workers’ compensation laws in various states, pay federal black lung benefits, and perform certain other obligations. In order to provide the required financial assurance, we generally use surety bonds for post-mining reclamation and workers’ compensation obligations. We can also use bank letters of credit to collateralize certain obligations.

As of September 30, 2018, we had outstanding surety bonds with a total face amount of $393.2 million to secure various obligations and commitments, including $237.3 million related to the PRB. To secure our obligations under these bonds, we had cash collateral in the amounts of $45.7 million and $15.2 million classified as short-term and long-term restricted cash and short-term and long-term deposits, respectively, on our balance sheet as of September 30, 2018. Once the permits associated with the PRB Transaction have been transferred, the Company estimates approximately $12.6 million comprised of short-term restricted cash and short-term deposits will be returned to operating cash.

As of September 30, 2018, we had real property collateralizing $26.7 million of reclamation bonds.

We meet frequently with our surety providers and have discussions with certain providers regarding the extent of and the terms of their participation in the program. These discussions may cause us to shift surety bonds between providers or to alter the terms of their participation in our program. To the extent that surety bonds become unavailable or our surety bond providers require additional collateral, we would seek to secure our obligations with letters of credit, cash deposits or other suitable forms of collateral. Our failure to maintain, or inability to acquire, surety bonds or to provide a suitable alternative would have a material adverse effect on our liquidity. These failures could result from a variety of factors including lack of availability, higher cost or unfavorable market terms of new surety bonds, and the exercise by third-party surety bond issuers of their right to refuse to renew the surety.

Other

As a regular part of our business, we review opportunities for, and engage in discussions and negotiations concerning, the acquisition or disposition of coal mining and related infrastructure assets and interests in coal mining companies, and acquisitions or dispositions of, or combinations or other strategic transactions involving companies with coal mining or other energy assets. When we believe that these opportunities are consistent with our strategic plans and our acquisition or disposition criteria, we will make bids or proposals and/or enter into letters of intent and other similar agreements. These bids or proposals, which may be binding or non-binding, are customarily subject to a variety of conditions and usually permit us to terminate the discussions and any related agreement if, among other things, we are not satisfied with the results of due diligence. Any acquisition opportunities we pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness, seek equity capital or both. There can be no assurance that additional financing will be available on terms acceptable to us, or at all.

Contractual Obligations
The following is a summary of our significant contractual obligations as of September 30, 2018:

(in thousands)	Remainder of 2018	2019	2020	2021	2022	After 2022	Total
Long-term debt (1)	$1,000	$4,000	$4,000	$4,000	$4,000	$363,677	$380,677
Other debt (2)	170	655	636	631	42	—	2,134
Acquisition-related obligations (3)	1,000	14,500	15,000	2,000	—	—	32,500
Equipment purchase commitments (4)	13,402	3,118	—	—	—	—	16,520
Transportation commitments	737	3,072	3,102	—	—	—	6,911
Operating leases	240	813	753	737	182	326	3,051
Minimum royalties	284	1,176	1,079	1,079	732	1,084	5,434
Coal purchase commitments (5)	210,691	152,114	1,526	—	—	—	364,331
Total	$227,524	$179,448	$26,096	$8,447	$4,956	$365,087	$811,558
(1) Long-term debt includes principal amounts due in the years shown. Cash interest payable on this obligation, with an interest rate of 7.30%, would be approximately $7,102 in the remainder of 2018, $27,989 in 2019, $27,769 in 2020, $27,397 in 2021, $27,101 in 2022, and $32,421 after 2022.
(2) Includes capital lease obligation principal amounts of $82 in the remainder of 2018, $245 in 2019, $136 in 2020, $131 in 2021, and $42 in 2022. Cash interest payable on these obligations with interest rates ranging between 5.20% and 9.50%, would be approximately $12 in the remainder of 2018, $31 in 2019, $15 in 2020, $7 in 2021, and $1 in 2022. Other debt includes principal amounts of $88 in 2018, $410 in 2019, $500 in 2020, and $500 in 2021.
(3) Certain guarantees are excluded from the table above, for which the timing of payments are not estimable. See Note 10 for further disclosures related to these guarantees.
(4) Represents obligations under certain equipment purchase agreements that contain minimum quantities to be purchased in the remainder of 2018 and 2019.
(5) Includes an estimated $23,310 in the remainder of 2018 and $68,820 in 2019 related to contractually committed variable priced tons from vendors with historical performance resulting in less than 20% of the committed tonnage being delivered.

Additionally, we have long-term liabilities relating to asset retirement obligations, black lung benefits, life insurance benefits, and workers’ compensation benefits. The table below reflects the estimated undiscounted cash flows for these obligations:

(in thousands)	Remainder of 2018	2019	2020	2021	2022	After 2022	Total
Asset retirement obligation	$5,799	$5,899	$12,893	$11,476	$10,726	$209,919	$256,712
Black lung benefit obligation	36	20	20	20	102	47,750	47,948
Life insurance benefit obligation	209	750	698	685	676	17,506	20,524
Workers’ compensation benefit obligation	1,407	3,929	2,668	2,077	1,669	10,603	22,353
Total	$7,451	$10,598	$16,279	$14,258	$13,173	$285,778	$347,537
We expect to spend between $72 million and $82 million on capital expenditures during 2018.

Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other factors and assumptions, including the current economic environment that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis and adjust such estimates and assumptions as facts and circumstances require. Foreign currency and energy markets, and fluctuations in demand for steel products have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results may differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
Business Combinations. We account for our business combinations under the acquisition method of accounting. The total cost of acquisitions is allocated to the underlying identifiable net tangible and intangible assets based on their respective estimated fair values. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment, the utilization of independent valuation experts and often involves the use of significant estimates and assumptions with respect to the timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other items.
Reclamation. Our asset retirement obligations arise from the federal Surface Mining Control and Reclamation Act of 1977 and similar state statutes, which require that mine property be restored in accordance with specified standards and an approved reclamation plan. Significant reclamation activities include reclaiming refuse and slurry ponds, reclaiming the pit and support acreage at surface mines, sealing portals at deep mines and the treatment of water. We determine the future cash flows necessary to satisfy our reclamation obligations on a permit-by-permit basis based upon current permit requirements and various estimates and assumptions, including estimates of disturbed acreage, cost estimates, and assumptions regarding productivity. We are also faced with increasingly stringent environmental regulation, much of which is beyond our control, which could increase our costs and materially increase our asset retirement obligations. Estimates of disturbed acreage are determined based on approved mining plans and related engineering data. Cost estimates are based upon third-party costs. Productivity assumptions are based on historical experience with the equipment that is expected to be utilized in the reclamation activities. Our asset retirement obligations are initially recorded at fair value. In order to determine fair value, we use assumptions including a discount rate and third-party margin. Each is discussed further below:

•
Discount Rate. Asset retirement obligations are initially recorded at fair value. We utilize discounted cash flow techniques to estimate the fair value of our obligations. We base our discount rate on the rates of treasury bonds with maturities similar to expected mine lives and adjust for our credit standing as necessary after considering funding and assurance provisions. Changes in our credit standing could have a material impact on our asset retirement obligations.

•
Third-Party Margin. The measurement of an obligation at fair value is based upon the amount a third-party would demand to perform the obligation. Because we plan to perform a significant amount of the reclamation activities with internal resources, a third-party margin was added to the estimated costs of these activities. This margin was estimated based upon our historical experience with contractors performing similar types of reclamation activities. The inclusion of this margin will result in a recorded obligation that is greater than our estimates of our cost to perform the reclamation activities. If our cost estimates are accurate, the excess of the recorded obligation over the cost incurred to perform the work will be recorded as a gain at the time that reclamation work is completed.
On at least an annual basis, we review our reclamation liabilities and make necessary adjustments for permit changes as granted by state authorities, additional costs resulting from accelerated mine closures, and revisions to cost estimates and productivity assumptions, to reflect current experience and updated plans. At September 30, 2018, we had recorded asset retirement obligation liabilities of $60.8 million, including amounts reported as current, and $1.3 million asset retirement obligations liabilities classified as held for sale. While the precise amount of these future costs cannot be determined with certainty, as of September 30, 2018, we estimate that the aggregate undiscounted cost of final mine closures is approximately $256.7 million.
Income Taxes. We recognize deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating our ability to recover our deferred tax assets within the jurisdiction in which they arise, we consider all available positive and negative evidence, including the expected reversals of deferred tax liabilities, projected future taxable income, taxable income available via carryback to prior years, tax planning strategies, and results of recent operations. We assess the realizability of our deferred tax assets, including scheduling the reversal of our deferred tax assets and liabilities, to determine the amount of valuation allowance needed. Scheduling the reversal of deferred tax asset and liability balances requires judgment and estimation. We believe the deferred tax liabilities relied upon as future taxable income in our assessment will reverse in the same period and jurisdiction and are of the same character as the temporary differences giving rise to the deferred tax assets that will be realized. Due to our formation through the acquisition of the core coal assets of Alpha as part of the Alpha Restructuring, a lack of history of operating results, and ownership change limitations applicable to net operating loss and other carryforwards, a full valuation allowance is currently recorded against the net deferred tax assets, excluding the alternative minimum tax credit carryforwards (“AMT Credits”), of ours.
Asset Impairment. U.S. GAAP requires that a long-lived asset group that is held and used should be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset group might not be recoverable. Testing long-lived assets for impairment after indicators of impairment have been identified is a two-step process. Step one compares the net undiscounted cash flows of an asset group to its carrying value. If the carrying value of an asset group exceeds the net undiscounted cash flows of that asset group, step two is performed whereby the fair value of the asset group is estimated and compared to its carrying amount. The amount of impairment, if any, is equal to the excess of the carrying value of an asset group over its estimated fair value. The amount of impairment, if any, is allocated to the long-lived assets on a pro-rata basis, except that the carrying value of the individual long-lived assets are not reduced below their estimated fair value. Long-lived assets located in a close geographic area are grouped together for purposes of impairment testing when, after considering revenue and cost interdependencies, circumstances indicate the assets are used together to produce future cash flows. Our asset groups generally consist of the assets and applicable liabilities of one or more mines and preparation plants and associated coal reserves for which cash flows are largely independent of cash flows of other mines, preparation plants and associated reserves.
Acquisition-Related Obligations. We entered into various settlement agreements with Alpha and/or the Alpha bankruptcy successor ANR and third parties as part of the Alpha Restructuring. We assumed acquisition-related obligations through those settlement agreements which became effective on July 26, 2016, the effective date of Alpha’s plan of reorganization. These acquisition-related obligations include financial instruments which were fair valued on a recurring basis until their settlement in the fourth quarter of 2017. Observable transactions were not available to aid in determining the fair value. Therefore, the fair value was derived by using the expected present value approach in which estimated cash flows were discounted using a risk-free interest rate adjusted for market risk. See Note 10 and Note 12 for disclosures related to acquisition-related obligations.
New Accounting Pronouncements. See Note 1 for disclosures related to new accounting policies adopted.
Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

We manage our commodity price risk for coal sales through the use of coal supply agreements. As of October 25, 2018, we expect to ship on sales commitments of approximately 5.9 million tons of NAPP coal for 2018, 96% of which is priced, and 3.9 million tons of CAPP coal for 2018, 86% of which is priced.

We have exposure to price risk for supplies that are used directly or indirectly in the normal course of production such as diesel fuel, steel and other items such as explosives. We manage our risk for these items through strategic sourcing contracts in normal quantities with our suppliers and may use derivative instruments in the future from time to time, primarily swap contracts with financial institutions, for a certain percentage of our monthly requirements. Swap agreements would essentially fix the price paid for our diesel fuel by requiring us to pay a fixed price and receive a floating price.

We expect to use approximately 1.6 million and 6.7 million gallons of diesel fuel in the remainder of 2018 and 2019, respectively.

Credit Risk

Our credit risk is primarily with electric power generators and steel producers. Our policy is to independently evaluate each customer’s creditworthiness prior to entering into transactions and to monitor outstanding accounts receivable against established credit limits. When appropriate (as determined by our credit management function), we have taken steps to reduce our credit exposure to customers that do not meet our credit standards or whose credit has deteriorated. These steps include obtaining letters of credit or cash collateral, obtaining credit insurance, requiring prepayments for shipments or establishing customer trust accounts held for our benefit in the event of a failure to pay.

Interest Rate Risk

As of September 30, 2018, we had exposure to changes in interest rates through our Asset-Based Revolving Credit Agreement, which bears interest based on the character of the loan (defined as either “Base Rate Loan” or “Eurocurrency Rate Loan”) plus an applicable rate ranging from 1.00% to 1.50% for Base Rate Loans and 2.00% to 2.50% for Eurocurrency Rate Loans, depending on the amount of credit available. As of September 30, 2018, the Company had no borrowings under the Asset-Based Term Loan Credit Agreement.

As of September 30, 2018, we also had exposure to changes in interest rates through our Term Loan Credit Facility, which bears an interest rate per annum based on the character of the loan (defined as either “Base Rate Loan” or “Eurocurrency Rate Loan”) plus an applicable rate of 4.00% to 5.00% depending on loan type (the “Applicable Rate”), payable bi-monthly in arrears. As of September 30, 2018, a 50 basis point increase or decrease in interest rates would increase or decrease our annual interest expense by approximately $1.8 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of June 30, 2018. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of September 30, 2018 at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Disclosure Controls and Procedures

Our Chief Executive Officer, our Chief Financial Officer and other members of management do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Quarterly Report on Form 10-Q does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm, pursuant to the transition period established by rules of the SEC for newly public companies.

Part II - Other Information

Item 1. Legal Proceedings

For a description of the Company’s legal proceedings, see Note 18, part (d), to the unaudited Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” sections in the Company’s registration statement on Form S-4, as amended, filed with the SEC on October 5, 2018, together with the cautionary statement under the caption “Cautionary Note Regarding Forward Looking Statements” in this report. These described risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Except as otherwise described below, there were no material changes to the risk factors previously disclosed in our Form S-4.

The terms of our credit facility imposes operating and financial restrictions on us, which may limit our ability to respond to changing business and economic conditions.

In connection with the consummation of the merger, we have incurred indebtedness of up to approximately $550 million under a term loan facility to refinance existing indebtedness and to pay related fees and expenses and up to approximately $225 million under a revolving credit facility. The terms of our credit facilities impose operating and financial restrictions on us, which may limit our ability to respond to changing business and economic conditions. The term loan facility matures on November 9, 2025 and the revolving credit facility matures on April 3, 2022. The term loan facility permits us, subject to approval of the administrative agent and the lenders providing the financing, to request incremental term loans up to an aggregate amount of $150 million plus additional amounts subject to a First Lien Leverage Ratio test and other specified conditions, in increments not less than $25 million or the remaining availability. The revolving loan loan facility permits us, subject to approval of the administrative agent and the lenders providing the financing, to request incremental revolving commitment increases up to an aggregate amount of $50 million, in increments not less than $10 million or the remaining availability and subject to specified conditions.

We are subject to various operating and financial covenants under the term loan and revolving credit facilities which restrict our ability to, among other things, incur additional indebtedness, make particular types of investments, incur certain types of liens, engage in fundamental corporate changes, enter into transactions with affiliates, make substantial asset sales, make certain restricted payments, enter into amendments or waivers to certain agreements, conduct certain sale leasebacks or enter into certain burdensome agreements. Any failure to comply with these covenants may constitute a breach under the term loan and revolving credit facilities which could result in the acceleration of all or a substantial portion of any outstanding indebtedness and termination of revolving credit commitments under the term loan and revolving credit facilities. Our inability to maintain our term loan and revolving credit facilities could materially adversely affect our liquidity and our business. At November 14, 2018, we were in compliance with the operating and financial covenants under the term loan and revolving credit facilities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Working capital restrictions and other limitation on dividend payments

The Company entered into the First Amendment to the Asset-Based Revolving Credit Agreement on June 9, 2017 and the First Amendment to Term Loan Credit Agreement on June 13, 2017. The amendments, among other things, permitted an aggregate amount of $150,000 of cash to be used for the (i) payment of a one-time cash dividend on its common stock no later than July 28, 2017, and (ii) repurchase of its common stock at any time no later than December 31, 2017, subject to certain terms and conditions.

On June 16, 2017, the Company declared a special cash distribution of approximately $92,786 in the aggregate (the “Special Dividend”), payable to eligible holders of record of its common stock as of the close of business on July 5, 2017. In addition, pursuant to the terms of the Company’s management incentive plan, dividend equivalent payments of approximately $7,949 in the aggregate (including the amounts payable with respect to each share underlying outstanding stock option awards and restricted stock unit awards and outstanding restricted common stock under the MIP) were paid to plan participants. The dividend equivalent payments were made on July 11, 2017, and the Special Dividend was paid on July 12, 2017.

On September 26, 2017, the Company announced that it had commenced a modified “Dutch Auction” tender offer to repurchase up to $31,800 of common stock. On December 21, 2017, Contura repurchased an aggregate of 530,000 shares of common stock at a purchase price of $60.00 per share. The total repurchase price of $32,595 (comprised of $31,800 of share repurchases and $795 of related fees) was recorded in the fourth quarter of 2017 as treasury stock in the Consolidated Balance Sheet.

Upon completion of the one-time cash dividend on its common stock and the tender offer, provisions within the Company’s Term Loan Credit Facility and Asset-Based Revolving Credit Agreement limited the ability of the Company to make future dividends and make repurchases of its common stock.

Unregistered sales of equity securities made during the current quarter

During the three months ended September 30, 2018, the Company issued 218 shares of common stock resulting from exercises of its Series A Warrants, and, pursuant to the terms of the Warrants Agreement, withheld 77 of the issued shares in satisfaction of the Warrant Exercise Price, which were subsequently reclassified as treasury stock.

Issuer purchases of equity securities

Pursuant to the terms of its equity compensation programs, the Company from time to time withholds common shares from employees (upon the election by the employee) in return for the Company’s satisfying the employees’ statutory tax withholding obligations that accrue upon the vesting of equity grants. Shares that are withheld in this manner are recorded in treasury stock at cost. The Company did not withhold any shares of common stock from employees in connection with equity grant vesting events during the three months ended September 30, 2018.

Item 4. Mine Safety Disclosures

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTURA ENERGY, INC.
Date: November 14, 2018	By:	/s/ Charles Andrew Eidson
	Name:	Charles Andrew Eidson
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
3.1
Second Amended and Restated Certificate of Incorporation of Contura Energy, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4 filed with the Commission on August 21, 2018)

3.2
Second Amended and Restated Bylaws of Contura Energy, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 filed with the Commission on August 21, 2018)

10.1
Amended and Restated Asset-Based Revolving Credit Agreement, dated as of November 9, 2018, by and among Contura Energy, Inc., as borrower, the other borrowers party thereto, the guarantors party thereto, the lenders from time to time party thereto, Citibank, N.A., as Swingline Lender, Citibank, N.A., Barclays Bank PLC, BMO Harris Bank, N.A., and Credit Suisse AG, Cayman Islands Branch, as L/C Issuers, Citigroup Global Markets Inc., Barclays Bank PLC, BMO Capital Markets Corp. and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners, the other lenders party thereto and Citibank, N.A., as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 13, 2018)

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 13, 2018)

10.3
Amended and Restated Credit Agreement, dated as of November 9, 2018, by and among Contura Energy, Inc., as the Initial Borrower, the lenders from time to time party thereto, Jefferies Finance LLC, as administrative agent and collateral agent, and Jefferies Finance LLC, Barclays Capital, Inc., BMO Capital Markets Corp., Citigroup Global Markets Inc., Clarksons Platou Securities, Inc. and B. Riley FBR, Inc., as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 13, 2018)

10.4
Amended and Restated Pledge and Security Agreement, dated as of November 9, 2018, by and among Contura Energy, Inc. and the subsidiaries of Contura Energy, Inc. that are grantors thereunder, and Citibank, N.A., as collateral agent. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 13, 2018)

10.5
Amended and Restated Pledge and Security Agreement, dated as of November 9, 2018, by and among Contura Energy, Inc. and the subsidiaries of Contura Energy, Inc. that are grantors thereunder, and Jefferies Finance LLC, as collateral agent. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 13, 2018)

10.6
Amended and Restated Guaranty Agreement, dated as of November 9, 2018, by and among subsidiaries of Contura Energy, Inc. that are guarantors party thereto and Jefferies Finance LLC, as administrative agent. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 13, 2018)

10.7
Term Sheet dated as of November 6, 2018 by and amongst ANR, Inc., Alpha Natural Resources Holdings, Inc., Contura Energy, Inc. and the West Virginia Department of Environmental Protection (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 13, 2018)

10.8
Contura Energy, Inc. Form of Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 13, 2018)

10.9
Contura Energy, Inc. Form of Restricted Stock Unit Award Agreement (For Employees) (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 13, 2018)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosure Exhibit

101.INS*	XBRL instance document

101.SCH*	XBRL taxonomy extension schema

101.CAL*	XBRL taxonomy extension calculation linkbase

101.DEF*	XBRL taxonomy extension definition linkbase

101.LAB*	XBRL taxonomy extension label linkbase

101.PRE*	XBRL taxonomy extension presentation linkbase
* Filed herewith