Form 10-Q
period 2019-03-31
Contura Energy, Inc.
filed 2019-05-15
CIK 1704715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐Yes   ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CTRA	New York Stock Exchange

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of April 30, 2019: 19,187,073

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

•	inflationary pressures on supplies and labor and significant or rapid increases in commodity prices;

•	railroad, barge, truck and other transportation availability, performance and costs;

•	disruption in third party coal supplies;

•	the consummation of financing or refinancing transactions, acquisitions or dispositions and the related effects on our business and financial position;

•	our indebtedness and potential future indebtedness;

•	our ability to generate sufficient cash or obtain financing to fund our business operations; and

•	our ability to obtain or renew surety bonds on acceptable terms or maintain our current bonding status; and

•
other factors, including the other factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Risk Factors” sections our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Part I - Financial Information

Item 1. Financial Statements
CONTURA ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Revenues:
Coal revenues	$606,960	$478,365
Other revenues	2,154	3,967
Total revenues	609,114	482,332
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	438,510	295,078
Freight and handling costs	77,184	75,666
Depreciation, depletion and amortization	61,271	11,588
Accretion on asset retirement obligations	6,232	2,460
Amortization of acquired intangibles, net	(6,683)	10,206
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	20,951	19,157
Merger related costs	831	460
Total other operating (income) loss:
Mark-to-market adjustment for acquisition-related obligations	1,936	—
Other income	(8,899)	(99)
Total costs and expenses	591,333	414,516
Income from operations	17,781	67,816
Other income (expense):
Interest expense	(15,155)	(9,205)
Interest income	1,936	131
Equity loss in affiliates	(484)	(63)
Miscellaneous income, net	(866)	(313)
Total other expense, net	(14,569)	(9,450)
Income from continuing operations before income taxes	3,212	58,366
Income tax benefit (expense)	4,778	(66)
Net income from continuing operations	7,990	58,300
Discontinued operations:
Loss from discontinued operations before income taxes	(1,590)	(1,359)
Income tax benefit from discontinued operations	415	—
Loss from discontinued operations	(1,175)	(1,359)
Net income	$6,815	$56,941

Basic income (loss) per common share:
Income from continuing operations	$0.42	$6.11
Loss from discontinued operations	(0.06)	(0.15)
Net income	$0.36	$5.96

Diluted income (loss) per common share
Income from continuing operations	$0.41	$5.66

Loss from discontinued operations	(0.06)	(0.13)
Net income	$0.35	$5.53

Weighted average shares - basic	18,894,315	9,548,613
Weighted average shares - diluted	19,538,629	10,292,607

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

CONTURA ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$6,815	$56,941
Other comprehensive income, net of tax:
Employee benefit plans:
Amortization of and adjustments to employee benefit costs	$239	$37
Income tax expense	(62)	—
Total other comprehensive income, net of tax	$177	$37
Total comprehensive income	$6,992	$56,978
Refer to accompanying Notes to Condensed Consolidated Financial Statements.

CONTURA ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$181,953	$233,599
Trade accounts receivable, net of allowance for doubtful accounts of $0 as of March 31, 2019 and December 31, 2018	319,687	292,617
Inventories, net	145,058	121,965
Prepaid expenses and other current assets	150,914	158,945
Current assets - discontinued operations	22,806	22,475
Total current assets	820,418	829,601
Property, plant, and equipment, net of accumulated depreciation and amortization of $163,603 and $106,766 as of March 31, 2019 and December 31, 2018	678,549	699,990
Operating lease right-of-use assets	13,025	—
Owned and leased mineral rights, net of accumulated depletion and amortization of $15,698 and $11,390 as of March 31, 2019 and December 31, 2018	532,476	528,232
Goodwill	107,534	95,624
Other acquired intangibles, net of accumulated amortization of $26,917 and $20,267 as of March 31, 2019 and December 31, 2018	147,886	154,584
Long-term restricted cash	233,488	227,173
Deferred income taxes	34,438	27,179
Other non-current assets	188,237	183,675
Total assets	$2,756,051	$2,746,058
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$43,105	$42,743
Operating lease liabilities - current	3,447	—
Acquisition-related obligations - current	26,122	27,334
Trade accounts payable	109,854	114,568
Accrued expenses and other current liabilities	150,812	148,699
Current liabilities - discontinued operations	21,854	21,892
Total current liabilities	355,194	355,236
Long-term debt	540,387	545,269
Operating lease liabilities - long-term	9,578	—
Acquisition-related obligations - long-term	75,218	72,996
Workers’ compensation and black lung obligations	248,134	249,294
Pension obligations	179,444	180,802
Asset retirement obligations	215,415	203,694
Deferred income taxes	12,816	15,118
Other non-current liabilities	39,126	52,415
Non-current liabilities - discontinued operations	95	94
Total liabilities	1,675,407	1,674,918
Commitments and Contingencies (Note 19)
Stockholders’ Equity
Preferred stock - par value $0.01, 5.0 million shares authorized, none issued	—	—

Common stock - par value $0.01, 50.0 million shares authorized, 20.3 million issued and 19.1 million outstanding at March 31, 2019 and 20.2 million issued and 19.1 million outstanding at December 31, 2018	203	202
Additional paid-in capital	767,983	761,301
Accumulated other comprehensive loss	(22,953)	(23,130)
Treasury stock, at cost: 1.2 million shares at March 31, 2019 and 1.1 million shares at December 31, 2018	(74,533)	(70,362)
Retained earnings	409,944	403,129
Total stockholders’ equity	1,080,644	1,071,140
Total liabilities and stockholders’ equity	$2,756,051	$2,746,058

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

CONTURA ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net income	$6,815	$56,941
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	61,271	11,588
Amortization of acquired intangibles, net	(6,683)	10,206
Accretion of acquisition-related obligations discount	1,575	1,475
Amortization of debt issuance costs and accretion of debt discount	3,262	744
Mark-to-market adjustment for acquisition-related obligations	1,936	—
Gain on assets acquired in an exchange transaction	(9,083)	—
Accretion on asset retirement obligations	6,232	2,460
Employee benefit plans, net	3,926	2,700
Deferred income taxes	(5,597)	—
Stock-based compensation	5,319	4,811
Equity loss in affiliates	484	—
Other, net	(25)	(116)
Changes in operating assets and liabilities	(54,821)	(121,144)
Net cash provided by (used in) operating activities	14,611	(30,335)
Investing activities:
Capital expenditures	(41,084)	(19,441)
Payments on disposal of assets	—	(10,000)
Purchases of investment securities - held to maturity	(4,308)	(1,437)
Maturity of investment securities - held to maturity	3,202	—
Capital contributions to equity affiliates	(3,536)	(525)
Other, net	403	55
Net cash used in investing activities	(45,323)	(31,348)
Financing activities:
Principal repayments of debt	(6,875)	(1,000)
Principal repayments of financing lease obligations	(635)	(56)
Common stock repurchases and related expenses	(4,171)	(4,835)
Other, net	(105)	(418)
Net cash used in financing activities	(11,786)	(6,309)
Net decrease in cash and cash equivalents and restricted cash	(42,498)	(67,992)
Cash and cash equivalents and restricted cash at beginning of period	477,246	193,960
Cash and cash equivalents and restricted cash at end of period	$434,748	$125,968
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	As of March 31,
	2019	2018
Cash and cash equivalents	$181,953	$72,076
Short-term restricted cash (included in Prepaid expenses and other current assets)	19,307	11,618
Long-term restricted cash	233,488	42,274
Total cash and cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$434,748	$125,968

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

CONTURA ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Retained Earnings	Total Stockholders’ Equity
Balances, December 31, 2017	$108	$40,616	$(1,948)	$(50,092)	$103,964	$92,648
Net income	—	—	—	—	56,941	56,941
Other comprehensive income, net	—	—	37	—	—	37
Stock-based compensation and net issuance of common stock for share vesting	—	4,479	—	—	—	4,479
Common stock repurchases and related expenses	—	—	—	(4,835)	—	(4,835)
Balances, March 31, 2018	$108	$45,095	$(1,911)	$(54,927)	$160,905	$149,270

Balances, December 31, 2018	$202	$761,301	$(23,130)	$(70,362)	$403,129	$1,071,140
Net income	—	—	—	—	6,815	6,815
Other comprehensive income, net	—	—	177	—	—	177
Stock-based compensation and net issuance of common stock for share vesting	—	6,377	—	—	—	6,377
Exercise of stock options	1	305	—	—	—	306
Common stock repurchases and related expenses	—	—	—	(4,171)	—	(4,171)
Balances, March 31, 2019	$203	$767,983	$(22,953)	$(74,533)	$409,944	$1,080,644
Refer to accompanying Notes to Condensed Consolidated Financial Statements.

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
A Merger with ANR, Inc. (“ANR”) and Alpha Natural Resources Holdings, Inc. (“Holdings”, and, together with ANR, the "Alpha Companies”) was completed on November 9, 2018 (the “Merger” or the “Alpha Merger”). Refer to Note 2 for information on terms of the definitive merger agreement (the “Merger Agreement”). Upon the consummation of the transactions contemplated by the Merger Agreement, Contura began trading on the New York Stock Exchange under the ticker “CTRA.”

Basis of Presentation

Together, the condensed consolidated statements of operations, comprehensive (loss) income, balance sheet, cash flows and stockholders’ equity for the Company are referred to as the “Condensed Consolidated Financial Statements.” The Condensed Consolidated Financial Statements are also referenced across periods as “Condensed Consolidated Balance Sheets,” “Condensed Consolidated Statements of Operations,” and “Condensed Consolidated Statements of Cash Flows.”
The Condensed Consolidated Financial Statements include all wholly-owned subsidiaries’ results of operations for the three months ended March 31, 2019 and 2018. All significant intercompany transactions have been eliminated in consolidation.

On November 9, 2018, the Company completed the Alpha Merger and the Alpha Companies’ financial results are not included in the Condensed Consolidated Financial Statements in periods prior to November 9, 2018. Refer to Note 2 for information on the Alpha Merger.

On December 8, 2017, the Company closed a transaction with Blackjewel L.L.C. (“Buyer”) to sell the Eagle Butte and Belle Ayr mines located in the Powder River Basin (“PRB”), Wyoming, along with related coal reserves, equipment, infrastructure and other real properties. The PRB results of operations and financial position are reported as discontinued operations in the Condensed Consolidated Financial Statements. Refer to Note 3 for further information on discontinued operations.

The accompanying interim Condensed Consolidated Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP as long as the financial statements are not misleading. In the opinion of management, these interim Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or any other period. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Reclassifications
Accretion on asset retirement obligations has been reclassified in the prior year from cost of coal sales to a separate line item in the Condensed Consolidated Statements of Operations to conform to the current year presentation.
New Accounting Pronouncements

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

Leases: In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASU 2016-02”). ASU 2016-02, along with related amendments issued from 2017 to 2019 (collectively, the “New Leases Standard”), requires a lessee to recognize a right-of-use asset and a lease liability on the balance sheet. The Company adopted ASU 2016-02 effective January 1, 2019 and elected the option to not restate comparative periods in transition and also elected the package of practical expedients for all leases within the standard, which permits the Company not to reassess its prior conclusions about lease identification, lease classification and initial direct costs. Additionally, the Company elected the transition practical expedient to continue to account for existing and expired land easements at transition as executory contracts. Only land easements entered into or modified after the effective date of Accounting Standards Codification (“ASC”) 842 are accounted for as leases by the Company.

As a result of the adoption, the Company recorded operating lease right-of-use assets and lease liabilities on our Condensed Consolidated Balance Sheet. The following table summarizes the impact of the adoption of ASC 842 to the Company’s Condensed Consolidated Balance Sheet:

		Balance at December 31, 2018	Adjustments	Balance at January 1, 2019
Assets	Balance Sheet Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$—	$11,845	$11,845
Financing lease assets	Property, plant, and equipment, net	9,786	—	9,786
Total lease assets		$9,786	$11,845	$21,631

Liabilities	Balance Sheet Classification
Operating lease liabilities - current	Operating lease liabilities - current	$—	$3,624	$3,624
Financing lease liabilities - current	Current portion of long-term debt	2,110	—	2,110
Operating lease liabilities - long-term	Operating lease liabilities - long-term	—	8,221	8,221
Financing lease liabilities - long-term	Long-term debt	4,313	—	4,313
Total lease liabilities		$6,423	$11,845	$18,268

The adoption of ASC 842 did not have an impact on our Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income, or Condensed Consolidated Statements of Cash Flows. Refer to Note 9 for further disclosure requirements under the new standard.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. For public business entities, the standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company adopted ASU 2018-07 during the first quarter of 2019. The adoption of this ASU did not have a material impact on the Company's Condensed Consolidated Financial Statements and related disclosures.
Fair Value Measurement: In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in this update modify the disclosure requirements for fair value measurements. For public business entities, the standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of this ASU is not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements and related disclosures.
Defined Benefit Plans: In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20) Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”). The amendments in this update modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. For public business entities, the standard is effective for fiscal years ending after December 15, 2020. The Company is currently assessing the impact of this ASU on the Company’s Condensed Consolidated Financial Statements and related disclosures.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

(2) Mergers and Acquisitions

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

During 2018, the Company recorded $3,918 as a reduction to equity for costs incurred in connection with the submission of the registration statement on Form S-4 related to (i) legal fees for drafting the registration statement and other legal advice directly related to the registration statement, (ii) financial reporting advisory fees directly related to the registration statement including preparation of the pro forma financial statements and other financial information included in the registration statement and (iii) and other registration related fees.

Purchase Price

The following table presents the details of the preliminary purchase price allocation of $688,534:

Provisional as of March 31, 2019 (3)
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
(3) There were no measurement-period adjustments recorded during the period from the acquisition date to March 31, 2019 that impacted the purchase price.

Preliminary Allocation of Purchase Price

As of March 31, 2019, the fair value allocation for the acquisition is preliminary and will be finalized when the valuation and the related internal controls over financial reporting are completed. Differences between the preliminary and final allocation could be material. The Company’s estimates and assumptions are subject to change during the measurement period (up to one year from the closing of the acquisition), as the Company finalizes the accounting for the purchase price of the assets acquired and liabilities assumed. The primary areas of the purchase price allocation that are not yet finalized relate to the areas of property plant and equipment, owned and leased mineral rights, inventory, acquired intangibles, goodwill, asset retirement obligations, taxes, accounts payable, certain actuarial liabilities and other contingencies. The Company continues to review the significant amount of data and assumptions used in these areas which could cause a reallocation of the purchase price. The below table is a preliminary allocation of the assets acquired and the liabilities the Company assumed in the acquisition as of November 9, 2018, the date of the acquisition, along with adjustments through the first quarter of 2019 resulting in the preliminary allocation as of March 31, 2019.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

The total purchase price has been preliminarily allocated to the net tangible and intangible assets of Alpha Companies as follows:

	Provisional as of November 9, 2018	Adjustments	Provisional as of March 31, 2019
Cash and cash equivalents	$29,939	$—	$29,939
Trade and other receivables	60,714	—	60,714
Inventories	85,635	—	85,635
Short-term restricted cash	10,592	—	10,592
Other current assets	38,495	(367)	38,128
Property, plant, and equipment, net	504,852	(1,216)	503,636
Owned and leased mineral rights	516,201	(966)	515,235
Other intangible assets	154,041	—	154,041
Long-term restricted cash	182,049	—	182,049
Long-term restricted investments	28,809	—	28,809
Other non-current assets	68,022	—	68,022
Total assets	$1,679,349	$(2,549)	$1,676,800

Accounts payable	69,049	(1,358)	67,691
Accrued expenses and other current liabilities	76,774	2,028	78,802
Long-term debt, including current portion	144,832	—	144,832
Acquisition related obligations	74,346	—	74,346
Pension obligations	158,005	—	158,005
Asset retirement obligation, including current portion	163,636	12,718	176,354
Deferred income taxes, including current portion	134,924	(4,027)	130,897
Other intangible liabilities	57,219	—	57,219
Other non-current liabilities	207,654	—	207,654
Total liabilities	$1,086,439	$9,361	$1,095,800

Goodwill	$95,624	$11,910	$107,534

Allocation of purchase price	$688,534	$—	$688,534

During the three months ended March 31, 2019, the Company recorded measurement-period adjustments to the provisional opening balance sheet as shown in the table above. Adjustments were made primarily to reflect updated estimates of asset retirement obligations and the deferred tax impacts of all adjustments made. There were no material measurement-period adjustments impacting current-period earnings that would have been recorded in the previous reporting period if the adjustments to the provisional amounts had been recognized as of the acquisition date.

In connection with Merger, the Company originally recorded provisional goodwill of $95,624, which represented the excess of the purchase price over the estimated fair value of tangible and intangible asset acquired, net of liabilities assumed. As a result of measurement-period adjustments recorded during the three months ended March 31, 2019, the provisional amount of goodwill increased by $11,910 resulting in provisional goodwill of $107,534 as of March 31, 2019. The goodwill is attributed primarily to the following factors: (i) anticipated operating and administrative synergies, and (ii) deferred income taxes arising from the differences between the preliminary purchase price allocated to the assets and liabilities acquired based on fair value and the tax basis of these assets and liabilities. The goodwill is not deductible for tax purposes. The Company’s provisional estimate of goodwill is not yet finalized and has been allocated to the Company’s CAPP-Met reportable segment.

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

The Condensed Consolidated Statements of Operations include acquisition related expenses (on a pre-tax basis) of $831 and $315 in merger related costs for the three months ended March 31, 2019 and 2018, respectively. Acquisition related expenses include professional fees related to legal, tax, advisory integration services and contract related matters.

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

	Three Months Ended March 31, 2018
	As reported	Pro forma
Total revenues	$482,332	$626,749
Income from continuing operations	$58,300	$73,434

Basic income per common share:
Income from continuing operations	$6.11	$3.88
Diluted income per common share:
Income from continuing operations	$5.66	$3.73

Weighted average shares - basic	9,548,613	18,926,812
Weighted average shares - diluted	10,292,607	19,670,806

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

The pro forma results for the three months ended March 31, 2018 include $460 of merger-related costs primarily related to professional service fees.

(3) Discontinued Operations

The discontinued operations include the Company’s former PRB segment. On December 8, 2017, the Company closed a transaction (“PRB Transaction”) with Blackjewel L.L.C. (“Blackjewel”) to sell the Eagle Butte and Belle Ayr mines located in the PRB. During the permit transfer period, the Company will maintain the required reclamation bonds and related collateral. As of March 31, 2019, the Company had outstanding surety bonds with a total face amount of $237,310 to secure various obligations and commitments related to the PRB. The Powder River Basin Resource Council filed objections to the permit transfer with the Wyoming Environmental Quality Council on November 16, 2018. The objections are scheduled to be heard on May 15 and 16, 2019. The Company currently believes the objections are without merit. Once the permits have been transferred, the Company estimates approximately $9,100 comprised of short-term restricted cash and short-term deposits will be returned to operating cash. If the permit transfer process is not completed as expected, it could have material, adverse effects on the Company.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

The major components of net income (loss) from discontinued operations in the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended March 31,
	2019	2018
Revenues:
Total revenues(1)	$96	$933
Costs and expenses:
Other expenses	$1,590	$1,299
Other non-major expense items, net	$96	$993
(1) Total revenues for the three months ended March 31, 2019 and 2018 consisted entirely of other revenues.

Refer to Note 6 for earnings (loss) per share information related to discontinued operations.

The major components of asset and liabilities that are classified as discontinued operations in the Condensed Consolidated Balance Sheets are as follows:

	March 31, 2019	December 31, 2018
Assets:
Accounts Receivable	$883	$5
Prepaid expenses and other current assets	$21,923	$22,470

Liabilities:
Trade accounts payable, accrued expenses and other current liabilities	$21,854	$21,892
Other non-current liabilities	$95	$94

As of March 31, 2019, the residual assets and liabilities related to the discontinued operations are primarily comprised of taxes for which Contura is considered to be the primary obligor but which the Buyer is contractually obligated to pay. The Company has recorded the taxes as a liability with an offsetting receivable from the Buyer.

There were no major components of cash flows related to discontinued operations for the three months ended March 31, 2019 and 2018.

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

During the third quarter of 2018, the Company recorded a guarantee within discontinued operations to account for the Blackjewel surety bonding arrangement with no material impact on the Company's Condensed Consolidated Financial Statements.

(4) Revenue

Revenue Recognition Accounting Policy

The Company adopted ASC 606, with a date of initial application of January 1, 2018, using the modified retrospective method. Refer to Note 2 “Summary of Significant Accounting Policies” and Note 5 “Revenue” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for the Company’s policies regarding revenue recognition.

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

The Company earns revenues primarily through the sale of coal produced at Company operations and coal purchased from third parties. The Company extracts, processes and markets met and thermal coal from surface and deep mines for sale to electric utilities, steel and coke producers, and industrial customers. The Company conducts mining operations only in the United States with mines in Northern and Central Appalachia. The Company has four reportable segments: CAPP - Met, CAPP - Thermal, NAPP, and Trading and Logistics. In addition to the four reportable segments, the All Other category includes general corporate overhead and corporate assets and liabilities, the elimination of certain intercompany activity, and the Company’s discontinued operations. Refer to Note 20 for further segment information.

The following tables disaggregate the Company’s coal revenues by segment and by met and thermal coal to depict how the nature, amount, timing, and uncertainty of the Company’s coal revenues and cash flows are affected by economic factors:

	Three Months Ended March 31, 2019
	CAPP - Met	CAPP - Thermal	NAPP	Trading and Logistics	Consolidated
Met	$335,720	$6,414	$1,935	$53,588	$397,657
Thermal	10,101	50,901	68,920	2,197	132,119
Freight and handling fulfillment revenues	—	—	—	77,184	77,184
Total coal revenues	$345,821	$57,315	$70,855	$132,969	$606,960

	Three Months Ended March 31, 2018
	CAPP - Met	CAPP - Thermal	NAPP	Trading and Logistics	Consolidated
Met	$133,432	$—	$6,546	$206,672	$346,650
Thermal	1,137	—	54,912	—	56,049
Freight and handling fulfillment revenues	—	—	—	75,666	75,666
Total coal revenues	$134,569	$—	$61,458	$282,338	$478,365

Performance Obligations

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

The Company considers each individual transfer of coal on a per shipment basis to the customer a performance obligation. The pricing terms of the Company’s contracts with customers include fixed pricing, variable pricing, or a combination of both fixed and variable pricing. All the Company’s revenue derived from contracts with customers is recognized at a point in time. The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied as of March 31, 2019.

	Remainder of 2019	2020	2021	2022	2023	Total
Estimated coal revenues (1)	$211,559	$225,340	$95,590	$69,943	$84,268	$686,700
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

Contract Balances

During the three months ended March 31, 2019, the Company paid amounts under certain contracts related to the modification of contract terms. These payments were deferred and allocated to the remaining performance obligations after contract modification. The following table includes the opening and closing balances of contract assets from modifications with contracts with customers, which are included within prepaid expenses and other current assets on the Company’s Condensed Consolidated Balance Sheets:

	March 31, 2019	December 31, 2018
Contract assets (1)	$1,424	$950
(1) Amounts primarily relate to payments made upon modification of coal contracts.

During the three months ended March 31, 2019, $224 of the December 31, 2018 contract asset balance was recognized within coal revenues in the Company’s Condensed Consolidated Statements of Operations. During the three months ended March 31, 2018 there were no contract balances as of December 31, 2017 recognized within the Company’s Condensed Consolidated Statements of Operations.

(5) Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes to accumulated other comprehensive income (loss) during the three months ended March 31, 2019 and 2018:

	Balance January 1, 2019	Amounts reclassified from accumulated other comprehensive income (loss)	Balance March 31, 2019
Employee benefit costs	$(23,130)	$177	$(22,953)

	Balance January 1, 2018	Amounts reclassified from accumulated other comprehensive income (loss)	Balance March 31, 2018
Employee benefit costs	$(1,948)	$37	$(1,911)

The following table summarizes the amounts reclassified from accumulated other comprehensive income (loss) and the Condensed Consolidated Statements of Operations line items affected by the reclassification during the three months ended March 31, 2019 and 2018:

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

Details about accumulated other comprehensive income (loss) components	Amounts reclassified from accumulated other comprehensive income (loss)		Affected line item in the Condensed Consolidated Statements of Operations
	Three Months Ended March 31,
	2019	2018
Employee benefit costs:
Amortization of actuarial loss	$239	$37	(1) Miscellaneous income, net
Income tax expense	(62)	—	Income tax benefit (expense)
Total, net of income tax	$177	$37
(1) These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit costs for black lung and life insurance. Refer to Note 16.

(6) Earnings (Loss) Per Share
The number of shares used to calculate basic earnings per common share is based on the weighted average number of the Company’s outstanding common shares during the respective period. The number of shares used to calculate diluted earnings per common share is based on the number of common shares used to calculate basic earnings per share plus the dilutive effect of stock options and other stock-based instruments held by the Company’s employees and directors during the period, and the Company’s outstanding Series A warrants. The warrants become dilutive for earnings per common share calculations when the market price of the Company’s common stock exceeds the exercise price. For the three months ended March 31, 2019 117,689 stock options and 161,707 restricted stock units were excluded, respectively, from the computation of dilutive earnings per share because they would have been anti-dilutive. For the three months ended March 31, 2018, 129,520 stock options were excluded from the computation of dilutive earnings per share because they would have been anti-dilutive. These potential shares could dilute earnings per share in the future.

The following table presents the net income (loss) per common share for the three months ended March 31, 2019 and 2018:

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended March 31,
	2019	2018
Net income
Income from continuing operations	$7,990	$58,300
Loss from discontinued operations	(1,175)	(1,359)
Net income	$6,815	$56,941

Basic
Weighted average common shares outstanding - basic	18,894,315	9,548,613

Basic income (loss) per common share:
Income from continuing operations	$0.42	$6.11
Loss from discontinued operations	(0.06)	(0.15)
Net income	$0.36	$5.96

Diluted
Weighted average common shares outstanding - basic	18,894,315	9,548,613
Diluted effect of warrants	216,043	246,672
Diluted effect of stock options	205,634	274,878
Diluted effect of restricted share units, restricted stock shares and performance-based restricted share units	222,637	222,444
Weighted average common shares outstanding - diluted	19,538,629	10,292,607

Diluted income (loss) per common share:
Income from continuing operations	$0.41	$5.66
Loss from discontinued operations	(0.06)	(0.13)
Net income	$0.35	$5.53

(7) Inventories, net
Inventories, net consisted of the following:

	March 31, 2019	December 31, 2018
Raw coal	$34,700	$33,607
Saleable coal	85,011	63,767
Materials, supplies and other, net	25,347	24,591
Total inventories, net	$145,058	$121,965

(8) Goodwill and Acquired Intangibles
Goodwill

In connection with the Merger, the Company recorded provisional goodwill. Refer to Note 2 for information on goodwill.

Acquired Intangibles

The Company has recognized assets for acquired above market-priced coal supply agreements and acquired mine permits and liabilities for acquired below market-priced coal supply agreements. The coal supply agreements were valued based on the present value of the difference between the expected net contractual cash flows based on the stated contract terms, and the estimated net contractual cash flows derived from applying forward market prices at the Merger or acquisition date for new contracts of similar terms and conditions. The acquired mine permits were valued based on the replacement cost and lost profits

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

method as of the Merger date. Coal supply agreement assets and acquired mine permits are reported in other acquired intangibles, net within the Condensed Consolidated Balance Sheets and coal supply agreement liabilities are reported in other non-current liabilities within the Condensed Consolidated Balance Sheets.

The following tables summarize the acquired intangibles as of March 31, 2019 and 2018:

	December 31, 2018	Write-off of fully amortized contracts	Amortization	March 31, 2019
Assets:
Above-market coal supply agreements	$21,545	$(48)	$—	$21,497
Accumulated amortization	(16,858)	48	(757)	(17,567)
Above-market coal supply agreements, net of accumulated amortization	$4,687	$—	$(757)	$3,930

Acquired mine permits	153,306	—	—	$153,306
Accumulated amortization	(3,409)	—	(5,941)	(9,350)
Acquired mine permits, net of accumulated amortization	$149,897	$—	$(5,941)	$143,956

Liabilities:
Below-market coal supply agreements	57,219	(30,598)	—	$26,621
Accumulated amortization	(23,307)	30,598	(13,381)	(6,090)
Below-market coal supply agreements, net of accumulated amortization	$33,912	$—	$(13,381)	$20,531

	December 31, 2017	Write-off of fully amortized contracts	Amortization	March 31, 2018
Assets:
Above-market coal supply agreements	$47,120	$(16,950)	$—	$30,170
Accumulated amortization	(28,662)	16,950	(10,206)	(21,918)
Above-market coal supply agreements, net of accumulated amortization	$18,458	$—	$(10,206)	$8,252

The acquired mine permits are amortized over the estimated life of the associated mine. The coal supply agreement assets and liabilities are amortized over the actual number of tons shipped over the life of each contract. Amortization of mine permits acquired as a result of the Merger was $5,941 for the three months ended March 31, 2019 which is reported within amortization of acquired intangibles, net in the Condensed Consolidated Statements of Operations. Amortization of above-market coal supply agreements was $757 and $10,206, and amortization of below-market coal supply agreements was ($13,381) and $0, resulting in a net (credit) expense of ($12,624) and $10,206 for the three months ended March 31, 2019 and 2018, respectively, which is reported within amortization of acquired intangibles, net in the Condensed Consolidated Statements of Operations.

(9) Leases

The Company adopted ASC 842, with a date of initial application of January 1, 2019, using the modified retrospective transition approach. Under this approach prior comparative periods are not restated as part of the transition.

Subsequent to the adoption of ASC 842, the Company recognizes right of use assets and lease liabilities on the balance sheet for all leases with a term longer than 12 months. The discount rates used to determine the present value of the lease assets and liabilities are based on the Company’s incremental borrowing rate at the lease commencement date and commensurate with the remaining lease term. For leases with a term of 12 months or less, no right of use assets or liabilities are recognized on the

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

balance sheet and the Company recognizes the lease expense on a straight-line basis over the lease term. Additionally, the Company recognizes variable lease payments as an expense in the period incurred.

The Company made the accounting policy election to not separate non-lease components from lease components for all classes of underlying assets and instead account for them as a single lease component subject to the recognition requirements under ASC 842.

The Company’s lease population consists primarily of vehicle and heavy equipment leases and leases for office equipment. The Company’s building and land leases relate to corporate office space and certain site offices. The Company determines whether a contract contains a lease based on whether the Company obtains the right to control the use of specifically identifiable property, plant, and equipment for a period of time in exchange for consideration. For the three months ended March 31, 2019 the Company identified no instances requiring significant judgment in determining whether any contract entered into during the period were or were not leases. Additionally, the Company had no material sublease agreements within the scope of ASC 842 or lease agreements for which the Company was the lessor for the three months ended March 31, 2019.

Renewal options in the Company’s lease population primarily relate to month-to-month extensions on vehicle leases and are immaterial both individually and in the aggregate. The Company includes renewal options that are reasonably certain to be exercised in the measurement lease liabilities. As of March 31, 2019, the Company does not intend to exercise any termination options on existing leases.

As of March 31, 2019, the Company had the following right-of-use assets and lease liabilities within the Company’s Condensed Consolidated Balance Sheets:

		March 31, 2019
Assets	Balance Sheet Classification
Financing lease assets	Property, plant, and equipment, net	$8,977
Operating lease right-of-use assets	Operating lease right-of-use assets	13,025
Total lease assets		$22,002

Liabilities	Balance Sheet Classification
Financing lease liabilities - current	Current portion of long-term debt	$1,926
Operating lease liabilities - current	Operating lease liabilities - current	3,447
Financing lease liabilities - long-term	Long-term debt	4,098
Operating lease liabilities - long-term	Operating lease liabilities - long-term	9,578
Total lease liabilities		$19,049

Total lease costs and other lease information for the three months ended March 31, 2019 included the following:

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

Three Months Ended March 31, 2019
Lease cost (1)
Finance lease cost:
Amortization of leased assets	$640
Interest on lease liabilities	44
Operating lease cost	1,139
Short-term lease cost	439
Total lease cost	$2,262

Other information
Cash paid for amounts included in the measurement of lease liabilities	$2,258
Operating cash flows from finance leases	$44
Operating cash flows from operating leases	$1,579
Financing cash flows from finance leases	$635
Right-of-use assets obtained in exchange for new finance lease liabilities	$224

Lease Term and Discount Rate
Weighted-average remaining lease term in months - finance leases	48.3
Weighted-average remaining lease term in months - operating leases	80.4
Weighted-average discount rate - finance leases	3.2%
Weighted-average discount rate - operating leases	10.5%
(1) The Company had no variable lease costs or sublease income for the three months ended March 31, 2019.

The following table summarizes the maturity of our lease liabilities on an undiscounted cash flow basis and a reconciliation to the lease liabilities recognized in the Company’s Consolidated Condensed Balance Sheet as of March 31, 2019:

	Finance Leases	Operating Leases
Lease cost
Remainder of 2019	$1,659	$3,755
2020	1,699	3,967
2021	1,675	2,742
2022	1,308	1,604
2023	6	1,155
Thereafter	—	6,216
Total future minimum lease payments	$6,347	$19,439
Imputed interest	(323)	(6,414)
Present value of future minimum lease payments	$6,024	$13,025

As of March 31, 2019, the Company had no additional leases that had not yet commenced that created significant rights and obligations for the Company.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

(10) Long-Term Debt
Long-term debt consisted of the following:

	March 31, 2019	December 31, 2018
Term Loan Credit Facility - due November 2025	$543,125	$550,000
LCC Note Payable	62,500	62,500
LCC Water Treatment Obligation	11,875	11,875
Other	7,861	8,395
Debt discount and issuance costs	(41,869)	(44,758)
Total long-term debt	583,492	588,012
Less current portion	(43,105)	(42,743)
Long-term debt, net of current portion	$540,387	$545,269

Term Loan Credit Facility - due November 2025
On November 9, 2018, the Company entered into an Amended and Restated Credit Agreement with Jefferies Finance LLC, as administrative agent and collateral agent, and the other lenders party thereto (as defined therein) that provides for a senior secured term loan facility in the aggregate amount of $550,000 with a maturity date of November 9, 2025 (the “New Term Loan Credit Facility”). The Term Loan Credit Facility bears an interest rate per annum based on the character of the loan (defined as either “Base Rate Loan” or “Eurocurrency Rate Loan”) plus an applicable rate of 4.00% to 5.00% depending on loan type (the “Applicable Rate”), payable bi-monthly in arrears. As of March 31, 2019, the Term Loan Credit Facility was classified as a Eurocurrency Rate Loan with an interest rate of 7.49%, calculated as the eurocurrency rate during the period plus an applicable rate of 5.00%. As of March 31, 2019 and December 31, 2018, the carrying value of the New Term Loan Credit Facility was $515,783 and $521,667, with $20,625 and $20,625 classified as current, respectively within the Condensed Consolidated Balance Sheets.
The New Term Loan Credit Facility contains negative and affirmative covenants including certain financial covenants. The Company was in compliance with all covenants under this agreement as of March 31, 2019. Commencing with the fiscal quarter ended March 31, 2019, the Company must make prepayments on the term loan principal balance under the terms of the Amended and Restated Credit Agreement equal to the excess cash flow in any quarter, as defined in the agreement (the “Excess Cash Flow Payments”). Any payments shall be made no later than 70 days after the end of each fiscal quarter (or 130 days in the case of the last fiscal quarter of any fiscal year). The Company is not required to make an Excess Cash Flow Payment for the fiscal quarter ended March 31, 2019.
Asset-Based Revolving Credit Agreement

On November 9, 2018, the Company entered into the Amended and Restated Asset-Based Revolving Credit Agreement, with Citibank N.A. as administrative agent, collateral agent, and swingline lender and the other lenders party thereto (the “Lenders”), and Citibank N.A., Barclays Bank PLC, BMO Harris Bank N.A. and Credit Suisse AG as letter of credit issuers (“LC Lenders”). The Amended and Restated Asset-Based Revolving Credit Agreement includes a senior secured asset-based revolving credit facility (the “ABL Facility”). As of March 31, 2019, the Company had no borrowings and $28,700 letters of credit outstanding under the ABL Facility.
The Amended and Restated Asset-Based Revolving Credit Agreement, as amended, and related documents contain negative and affirmative covenants including certain financial covenants. The Company was in compliance with all covenants under these agreements as of March 31, 2019.

LCC Note Payable

As a result of the Merger, the Company assumed a note payable to Lexington Coal Company (“LCC”) in the aggregate amount of $62,500 (the “LCC Note Payable”) and with a maturity date of July 26, 2022. The LCC Note Payable has no stated interest and an imputed interest rate of 12.45%. The carrying value of the LCC Note Payable was $50,966 and $49,361, with

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

$17,500 and $17,500 reported within the current portion of long-term debt as of March 31, 2019 and December 31, 2018, respectively.

LCC Water Treatment Stipulation

As a result of the Merger, the Company assumed an obligation to contribute $12,500 into Lexington Coal Company’s water treatment restricted cash accounts (the “LCC Water Treatment Stipulation”). The LCC Water Treatment Stipulation has no stated interest and an imputed interest rate of 13.12%. The carrying value of the LCC Water Treatment Stipulation was $8,882 and $8,589, with $2,500 and $1,875 reported within the current portion of long-term debt as of March 31, 2019 and December 31, 2018, respectively.

Finance Leases

The Company entered into financing leases for certain property and other equipment during 2019 and 2018. The Company’s liability for financing leases was $6,024 and $6,423, with $1,926 and $2,110 reported within the current portion of long-term debt as of March 31, 2019 and December 31, 2018, respectively. Refer to Note 9 for additional information on leases.

(11) Acquisition-Related Obligations
Acquisition-related obligations consisted of the following:

	March 31, 2019	December 31, 2018
Contingent Revenue Obligation	$61,816	$59,880
Environmental Settlement Obligations	19,305	19,306
Reclamation Funding Liability	22,000	22,000
Retiree Committee VEBA Funding Settlement Liability	1,000	3,500
UMWA Funds Settlement Liability	6,000	6,000
Discount	(8,781)	(10,356)
Total acquisition-related obligations - long-term	101,340	100,330
Less current portion	(26,122)	(27,334)
Acquisition-related obligations, net of current portion	$75,218	$72,996

Contingent Revenue Obligation

As a result of the Merger, the Company assumed a contingent revenue payment obligation (the “Contingent Revenue Obligation”) to certain of the Alpha Companies creditors pursuant to the terms stipulated within the bankruptcy settlement previously entered into by the Alpha Companies. As of March 31, 2019 and December 31, 2018 the carrying value of the Contingent Revenue Obligation was $61,816 and $59,880, with $9,621 and $9,459 classified as current, respectively, classified as an acquisition-related obligation in the Condensed Consolidated Balance Sheets. Refer to Note 13 for further disclosures related to the fair value assignment and methods used.

During the second quarter of 2019 the Company paid $9,628 pursuant to terms of the Contingent Revenue Obligation.

Environmental Settlement Obligations

As a result of the Merger, the Company assumed certain environmental settlement obligations (the “Environmental Settlement Obligations”) pursuant to the terms stipulated within the bankruptcy settlement previously entered into by the Alpha Companies. As of March 31, 2019 and December 31, 2018, the carrying value of the Environmental Settlement Obligations was $15,249 and $14,768, net of discounts of $4,056 and $4,538, with $3,375 and $3,375 classified as current, respectively, all of which was classified as an acquisition-related obligation in the Condensed Consolidated Balance Sheets.

Reclamation Funding Agreement

Pursuant to the Reclamation Funding Agreement dated July 12, 2016, the Company must pay the aggregate amount of $50,000 into the various Restricted Cash Reclamation Accounts as follows: $8,000 immediately upon the effective date of the

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

agreement; $10,000 on the anniversary of the effective date in each of 2017, 2018, and 2019; and $12,000 on the anniversary of the effective date in 2020. As of March 31, 2019 and December 31, 2018, the carrying value of the Funding of Restricted Cash Reclamation liability was $18,961 and $18,106, net of discounts of $3,039 and $3,894, with $10,000 and $10,000 classified as current, respectively, all of which was classified as an acquisition-related obligation in the Condensed Consolidated Balance Sheets.

(12) Asset Retirement Obligations

The following table summarizes the changes in asset retirement obligations for the three months ended March 31, 2019:

Total asset retirement obligations at December 31, 2018	$228,448
Measurement-period adjustments (1)	12,718
Accretion for the period	6,218
Revisions in estimated cash flows	(19)
Expenditures for the period	(5,817)
Total asset retirement obligations at March 31, 2019	241,548
Less current portion	(26,133)
Long-term portion	$215,415
(1) Refer to Note 2 for additional information on the Merger and related measurement-period adjustments recorded during the three months ended March 31, 2019.

(13) Fair Value of Financial Instruments and Fair Value Measurements
The estimated fair values of financial instruments are determined based on relevant market information. These estimates involve uncertainty and cannot be determined with precision.
The carrying amounts for cash and cash equivalents, trade accounts receivable, net, prepaid expenses and other current assets, short-term and long-term restricted cash, short-term and long-term deposits, trade accounts payable, and accrued expenses and other current liabilities approximate fair value as of March 31, 2019 and December 31, 2018 due to the short maturity of these instruments.
The following tables set forth by level, within the fair value hierarchy, the Company’s long-term debt at fair value as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term Loan Credit Facility - due November 2025	$515,783	$536,336	$536,336	$—	$—
LCC Note Payable	50,966	50,929	—	—	50,929
LCC Water Treatment Obligation	8,882	8,928	—	—	8,928
Total long-term debt	$575,631	$596,193	$536,336	$—	$59,857

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	December 31, 2018
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term Loan Credit Facility - due November 2025	$521,667	$540,375	$540,375	$—	$—
LCC Note Payable	49,361	50,606	—	—	50,606
LCC Water Treatment Obligation	8,589	8,827	—	—	8,827
Total long-term debt	$579,617	$599,808	$540,375	$—	$59,433
(1) Net of debt discounts and debt issuance costs.

The following tables set forth by level, within the fair value hierarchy, the Company’s acquisition-related obligations at fair value as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Retiree Committee VEBA Funding Settlement Liability	$875	$917	$—	$—	$917
UMWA Funds Settlement Liability	4,439	4,905	—	—	4,905
Reclamation Funding Liability	18,961	19,936	—	—	19,936
Environmental Settlement Obligations	15,249	15,514	—	—	15,514
Total acquisition-related obligations	$39,524	$41,272	$—	$—	$41,272

	December 31, 2018
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Retiree Committee VEBA Funding Settlement Liability	$3,337	$3,391	$—	$—	$3,391
UMWA Funds Settlement Liability	4,239	4,729	—	—	4,729
Reclamation Funding Liability	18,106	19,362	—	—	19,362
Environmental Settlement Obligations	14,768	14,936	—	—	14,936
Total acquisition-related obligations	$40,450	$42,418	$—	$—	$42,418
(1) Net of discounts.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial and non-financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2019 and December 31, 2018. Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the determination of fair value for assets and liabilities and their placement within the fair value hierarchy levels.

	March 31, 2019
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent Revenue Obligation	$61,816	$—	$—	$61,816

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

The following table is a reconciliation of the financial and non-financial assets and liabilities that were accounted for at fair value on a recurring basis and that were categorized within Level 3 of the fair value hierarchy:

	December 31, 2018	Acquisitions	Loss (Gain) Recognized in Earnings	Transfer In (Out) of Level 3 Fair Value Hierarchy	March 31, 2019
Contingent Revenue Obligation	$59,880	$—	$1,936	$—	$61,816

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

(14) Warrants
As of March 31, 2019, of the 810,811 warrants that were originally issued, 801,726 remain outstanding, with a total of 921,985 shares underlying the un-exercised warrants. For the three months ended March 31, 2019, the Company issued 5 shares of common stock resulting from exercises of its Series A Warrants, and, pursuant to the terms of the Warrants Agreement, withheld 1 of the issued shares in satisfaction of the Warrant Exercise Price, which was subsequently reclassified as treasury stock.

(15) Income Taxes

For the three months ended March 31, 2019, the Company recorded income tax benefit of $4,778 on income from continuing operations before income taxes of $3,212. The income tax benefit differs from the expected statutory amount primarily due to the impact of the percentage depletion allowance, the permanent impact of stock-based compensation deductions, and the reduction in the valuation allowance. As of March 31, 2019, the Company anticipates that no Federal income tax liability will be generated in 2019. For the three months ended March 31, 2018, the Company recorded income tax expense of $66 on income from continuing operations before income taxes of $58,366. The income tax expense differs from the expected statutory amount primarily due to the impact of the percentage depletion allowance and the reduction in the valuation allowance, partially offset by the impact of state income taxes, net of federal tax impact.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

During the three months ended March 31, 2019, the Company recorded a decrease of $382 to its deferred tax asset valuation allowance. The decrease in valuation allowance results from the generation of income from continuing operations before income taxes that allowed for the realization of deferred tax assets since the prior reporting date of December 31, 2018. The valuation allowance associated with those deferred tax assets was therefore released during the three months ended March 31, 2019. The Company currently is relying primarily on the reversal of taxable temporary differences, along with consideration of taxable income via carryback to prior years and tax planning strategies, to support the realization of deferred tax assets. For each reporting period, the Company updates its assessment regarding the realizability of its deferred tax assets, including scheduling the reversal of its deferred tax assets and liabilities, to determine the amount of valuation allowance needed. Scheduling the reversal of deferred tax asset and liability balances requires judgment and estimation. The Company believes the deferred tax liabilities relied upon as future taxable income in its assessment will reverse in the same period and jurisdiction and are of the same character as the temporary differences giving rise to the deferred tax assets that will be realized. The valuation allowance recorded represents the portion of deferred tax assets for which the Company is unable to support realization through the methods described above.

(16) Employee Benefit Plans
The Company provides several types of benefits for its employees, including postemployment life insurance, defined benefit and defined contribution pension plans, and workers’ compensation and black lung benefits. The Company does not participate in any multi-employer plans.
Pension

The Company had $179,444 and $180,802 of pension liability as of March 31, 2019 and December 31, 2018, respectively, with $0 of this liability classified as current as of March 31, 2019 and December 31, 2018.

The following table details the components of the net periodic benefit cost for pension obligations:

Three Months Ended March 31,
2019
Interest cost	$6,616
Expected return on plan assets	(7,006)
Amortization of net actuarial loss	208
Net periodic benefit	$(182)

The components of net periodic benefit cost are included in the line item miscellaneous income, net in the Condensed Consolidated Statements of Operations. As the Company assumed these pension obligations in connection with the Merger, there was no net periodic benefit cost for the three months ended March 31, 2018.

Black Lung

The Company had $91,783 and $92,208 of black lung liability as of March 31, 2019 and December 31, 2018, respectively, with $8,133 of this liability classified as current as of March 31, 2019 and December 31, 2018.

The following table details the components of the net periodic benefit cost for black lung obligations:

	Three Months Ended March 31,
	2019	2018
Service cost	$404	$196
Interest cost	910	172
Expected return on plan assets	(16)	—
Amortization of net actuarial loss	45	48
Net periodic expense	$1,343	$416

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

The components of net periodic benefit cost other than the service cost component are included in the line item miscellaneous income, net in the Condensed Consolidated Statements of Operations.

Life Insurance Benefits

The Company had $11,363 and $11,368 of life insurance benefits liability as of March 31, 2019 and December 31, 2018, respectively, with $787 of this liability classified as current as of March 31, 2019 and December 31, 2018.

The following table details the components of the net periodic benefit cost for life insurance benefit obligations:

	Three Months Ended March 31,
	2019	2018
Interest cost	$106	$97
Amortization of net actuarial gain	(26)	(11)
Net periodic expense	$80	$86

The components of net periodic benefit cost are included in the line item miscellaneous income, net in the Condensed Consolidated Statements of Operations.

Defined Contribution and Profit Sharing Plans

The Company sponsors defined contribution plans to assist its eligible employees in providing for retirement. Generally, under the terms of these plans, employees make voluntary contributions through payroll deductions and the Company makes matching and/or discretionary contributions, as defined by each plan. The Company’s total contributions to these plans for the three months ended March 31, 2019 and 2018 was $15,536 and $5,511, respectively.

Self-Insured Medical Plan

The Company is self-insured for health insurance coverage for all of its active employees. Estimated liabilities for health and medical claims are recorded based on the Company’s historical experience and include a component for incurred but not paid claims. During the three months ended March 31, 2019 and 2018, the Company incurred total expenses of $19,038 and $7,162, respectively, which primarily includes claims processed and an estimate for claims incurred but not paid.

(17) Stock-Based Compensation Awards
The Management Incentive Plan (the “MIP”) is currently authorized for the issuance of awards of up to 1,201,202 shares of common stock, and as of March 31, 2019, there were 119,009 shares of common stock available for grant under the MIP. The Long-Term Incentive Plan (the “LTIP”) is currently authorized for the issuance of awards of up to 1,000,000 shares of common stock, and as of March 31, 2019, there were 722,377 shares of common stock available for grant under the LTIP. Pursuant to the Merger Agreement, the Company assumed the ANR Inc. 2017 Equity Incentive Plan (the “ANR EIP”), which had underlying ANR shares which were converted to 89,766 Contura shares. The ANR EIP is not authorized for additional issuance of awards of shares of common stock, and as of March 31, 2019, there were no shares of common stock available for grant under the ANR EIP.
During the three months ended March 31, 2019, the Company granted certain key employees 81,065 relative total shareholder return performance-based restricted stock units that are valued relative to the median stock price performance of a comparator group and had a grant date fair value of $65.70 based on a Monte Carlo simulation, and 27,042 absolute total shareholder return performance-based restricted stock units that are valued based on the Company’s stock price performance with a grant date fair value of $50.60 based on a Monte Carlo simulation. These performance-based restricted stock units cliff vest on the third anniversary of the date of the grant, subject to continued employment and the satisfaction of the performance criteria. These performance-based restricted stock units have the potential to be distributed from 0% to 400% for the relative total shareholder return units, and 0% to 200% for the absolute total shareholder return units, of the awarded amount, depending on actual results versus the pre-established performance criteria over the three-year period. The Monte Carlo simulations incorporate the assumptions as presented in the following tables:

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

Relative performance-based restricted stock units
Start price (1)	$66.06
Dividend adjusted stock price (2)	$61.27
Expected volatility (3)	29.98%
Risk-free interest rate (4)	2.42%
Expected dividend yield (5)	—%

(1)
The start price for the Company represents the average closing stock price over the ten trading days ending on December 31, 2018, assuming dividends distributed during this period were reinvested in additional shares of the Company’s stock on the ex-dividend date.

(2)
The dividend adjusted stock price represents the closing price on the grant date assuming dividends distributed during the period since December 17, 2018, were reinvested in additional shares of the Company’s stock on the ex-dividend date.

(3)	The expected volatility assumption is based on the historical volatility of the price of the Company’s stock.

(4)
The annual risk-free interest rate equals the yield on zero coupon U.S. Treasury Separate Trading of Registered Interest and Principal of Securities (“STRIPS”) that have a term equal to the length of the remaining performance measurement period as of the valuation date.

(5)	The expected dividend yield represents the investments return to a share of the Company’s stock that is not available to the holder of an absolute performance-based stock unit.

Absolute performance-based restricted stock units
Valuation date stock price	$61.27
Expected volatility (1)	29.98%
Risk-free interest rate (2)	2.42%
Expected dividend yield (3)	—%

(1)	The expected volatility assumption is based on the historical volatility of the price of the Company’s stock.

(2)	The annual risk-free interest rate equals the yield on zero coupon U.S. Treasury STRIPS that have a term equal to the length of the remaining performance measurement period as of the valuation date.

(3)	The expected dividend yield represents the investments return to a share of the Company’s stock that is not available to the holder of an absolute performance-based stock unit.

At March 31, 2019, the Company had four types of stock-based awards outstanding: time-based restricted stock shares, time-based restricted share units, performance-based restricted stock units, and stock options. Stock-based compensation expense totaled $5,319 and $4,811 for the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019 and 2018, approximately 69% and 95%, respectively, of stock-based compensation expense was reported as selling, general and administrative expenses and the remainder was recorded as cost of coal sales. The Company’s liability for all outstanding liability awards totaled $0 and $1,058 as of March 31, 2019 and December 31, 2018, respectively.

The Company is authorized to repurchase common shares from employees (upon the election by the employee) to satisfy the employees’ statutory tax withholdings upon the vesting of stock grants. Shares that are repurchased to satisfy the employees’ statutory tax withholdings are recorded in treasury stock at cost. During the three months ended March 31, 2019, the Company repurchased 71,036 shares of its common stock issued pursuant to awards under the MIP, LTIP, and ANR EIP for a total purchase amount of $4,171, or $58.72 average price paid per share. During the three months ended March 31, 2018, the Company repurchased 70,834 shares of its common stock issued pursuant to awards under the MIP for a total purchase amount of $4,816, or $67.99 average price paid per share.

(18) Related Party Transactions
There were no material related party transactions for the three months ended March 31, 2019.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

(19) Commitments and Contingencies
(a) General
Estimated losses from loss contingencies are accrued by a charge to income when information available indicates that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.
If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the Condensed Consolidated Financial Statements when it is at least reasonably possible that a loss may be incurred and that the loss could be material.
(b) Commitments and Contingencies
Commitments
The Company leases coal mining and other equipment under long-term financing and operating leases with varying terms. Refer to Note 9 for further information on leases. In addition, the Company leases mineral interests and surface rights from land owners under various terms and royalty rates.
Coal royalty expense was $23,946 and $5,973 for the three months ended March 31, 2019 and 2018. Refer to Note 9 for further information on leases.

Other Commitments

The Company has obligations under certain coal purchase agreements that contain minimum quantities to be purchased in the remainder of 2019 and 2020 totaling an estimated $295,667 and $13,090, respectively, which includes an estimated $74,970 in 2019 related to contractually committed variable priced tons from vendors with historical performance resulting in less than 20% of the committed tonnage being delivered. The Company has obligations under certain coal transportation agreements that contain minimum quantities to be shipped in 2019 and 2020 totaling $3,450 and $15,473, respectively. The Company also has obligations under certain equipment purchase agreements that contain minimum quantities to be purchased in the remainder of 2019 and 2020, totaling $40,262 and $283, respectively.
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
Per terms of the Back-to-Back Coal Supply Agreements, the Company is required to purchase and sell coal in the remainder of 2019 and 2020 totaling $12,205 and $9,175, respectively. For the three months ended March 31, 2019, the Company purchased and sold 369 tons, totaling $3,881, under the Back-to-Back Coal Supply Agreements. For the three months ended March 31, 2018, the Company purchased and sold 3,164 tons, totaling $33,749 under the Back-to-Back Coal Supply Agreements.
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

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

Future Federal Income Tax Refunds

As of March 31, 2019, the Company has recorded $68,774 of federal income tax receivable and $68,774 of federal deferred tax asset related to AMT Credits. In addition, the Company has recorded a non-current federal income tax receivable of $43,770 related to an NOL carryback claim. Because the federal government was a creditor in the Alpha Natural Resources, Inc. (“Predecessor Alpha”) bankruptcy proceedings, it is possible that the federal government could withhold some or all of the tax refund attributable to the NOL carryback claim and the refundable AMT Credits and assert a right to setoff the tax refund and refundable credits against its prepetition bankruptcy claims.

(c) Guarantees and Financial Instruments with Off-Balance Sheet Risk
In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit, performance or surety bonds, and other guarantees and indemnities related to the obligations of affiliated entities which are not reflected in the Company’s Condensed Consolidated Balance Sheets. However, the underlying liabilities that they secure, such as asset retirement obligations, workers’ compensation liabilities, and royalty obligations, are reflected in the Company’s Condensed Consolidated Balance Sheets.
The Company is required to provide financial assurance in order to perform the post-mining reclamation required by its mining permits, pay its federal production royalties, pay workers’ compensation claims under workers’ compensation laws in various states, pay federal black lung benefits, and perform certain other obligations. In order to provide the required financial assurance, the Company generally uses surety bonds for post-mining reclamation and workers’ compensation obligations. The Company can also use bank letters of credit to collateralize certain obligations.

As of March 31, 2019, the Company had outstanding surety bonds with a total face amount of $579,934 to secure various obligations and commitments, including $237,310 related to the PRB. To secure the Company’s reclamation-related obligations, the Company currently has $125,348 of collateral supporting these obligations. Once the permits associated with the PRB Transaction have been transferred, the Company estimates approximately $9,100 comprised of short-term restricted cash and short-term deposits will be returned to operating cash.

Amounts included in restricted cash represent cash deposits that are restricted as to withdrawal as required by certain agreements entered into by the Company and provide collateral in the amounts of $95,506, $31,160, $85,455, $28,155, and $2,833 as of March 31, 2019 for securing the Company’s obligations under certain worker’s compensation, black lung, reclamation-related obligations, general liabilities, and financial guarantees, respectively, which have been written on the Company’s behalf. Additionally, the Company has $9,686 of short-term restricted cash held in escrow related to the Company’s contingent revenue obligation. Refer to Note 11 for further information regarding the contingent revenue obligation. The Company’s restricted cash is primarily invested in interest bearing accounts. This restricted cash is classified as both short-term and long-term on the Company’s Condensed Consolidated Balance Sheets.

Amounts included in restricted investments consist of certificates of deposit, corporate bonds, and U.S. treasury bills that are restricted as to withdrawal as required by certain agreements entered into by the Company and provide collateral in the amounts of $1,888 and $28,438 as of March 31, 2019 for securing the Company’s obligations under certain worker’s compensation and reclamation-related obligations, respectively, which have been written on the Company’s behalf. These restricted investments are classified as long-term on the Company’s Condensed Consolidated Balance Sheets.

Deposits represent cash deposits held at third parties as required by certain agreements entered into by the Company to provide cash collateral. At March 31, 2019, the Company had cash collateral in the form of deposits in the amounts of $11,456 and $3,156 to secure the Company’s obligations under reclamation-related obligations and various other operating agreements, respectively. These deposits are classified as both short-term and long-term on the Company’s Condensed Consolidated Balance Sheets.

As of March 31, 2019, the Company had real property collateralizing $26,749 of reclamation bonds.
The Company meets frequently with its surety providers and has discussions with certain providers regarding the extent of and the terms of their participation in the program. These discussions may cause the Company to shift surety bonds between providers or to alter the terms of their participation in our program. To the extent that surety bonds become unavailable or the Company’s surety bond providers require additional collateral, the Company would seek to secure its obligations with letters of

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

credit, cash deposits or other suitable forms of collateral. The Company’s failure to maintain, or inability to acquire, surety bonds or to provide a suitable alternative would have a material adverse effect on its liquidity. These failures could result from a variety of factors including lack of availability, higher cost or unfavorable market terms of new surety bonds, and the exercise by third-party surety bond issuers of their right to refuse to renew the surety.

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

Letters of Credit

As of March 31, 2019, the Company had $28,700 letters of credit outstanding under the Amended and Restated Asset-Based Revolving Credit Agreement. Additionally, as of March 31, 2019, the Company had $135,746 letters of credit outstanding under the Amended and Restated Letter of Credit Agreement dated November 9, 2018 between ANR, Inc. and Citibank, N.A. and $11,876 letters of credit outstanding under the Credit and Security Agreement dated June 30, 2017, and related amendments, between ANR, Inc. and First Tennessee Bank National Association.

(d) Legal Proceedings

The Company is party to legal proceedings from time to time. These proceedings, as well as governmental examinations, could involve various business units and a variety of claims including, but not limited to, contract disputes, personal injury claims, property damage claims (including those resulting from blasting, trucking and flooding), environmental and safety issues, securities-related matters and employment matters. While some legal matters may specify the damages claimed by the plaintiffs, many seek an unquantified amount of damages. Even when the amount of damages claimed against the Company or its subsidiaries is stated, (i) the claimed amount may be exaggerated or unsupported; (ii) the claim may be based on a novel legal theory or involve a large number of parties; (iii) there may be uncertainty as to the likelihood of a class being certified or the ultimate size of the class; (iv) there may be uncertainty as to the outcome of pending appeals or motions; and/or (v) there may be significant factual issues to be resolved. As a result, if such legal matters arise in the future, the Company may be unable to estimate a range of possible loss for matters that have not yet progressed sufficiently through discovery and development of important factual information and legal issues. The Company records accruals based on an estimate of the ultimate outcome of these matters, but these estimates can be difficult to determine and involve significant judgment.

(20) Segment Information

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

The Company extracts, processes and markets met and thermal coal from surface and deep mines for sale to electric utilities, steel and coke producers, and industrial customers. The Company conducts mining operations only in the United States with mines in Northern and Central Appalachia. The Company has four reportable segments: CAPP - Met, CAPP - Thermal, NAPP, and Trading and Logistics. CAPP - Met consists of eight active mines and two preparation plants in Virginia, seventeen active mines and six preparation plants in West Virginia, as well as expenses associated with certain closed mines. CAPP - Thermal consists of six active mines and three preparation plants in West Virginia. NAPP consists of one active mine in Pennsylvania and one preparation plant, as well as expenses associated with one closed mine. The Trading and Logistics segment primarily engages in coal trading activities and coal terminal services. Prior to the Merger, the Company had three reportable segments: CAPP, NAPP, and Trading and Logistics.
In addition to the four reportable segments, the All Other category includes general corporate overhead and corporate assets and liabilities and the elimination of certain intercompany activity.
The operating results of these reportable segments are regularly reviewed by the Chief Operating Decision Maker (“CODM”), who is the Chief Executive Officer of the Company.
Segment operating results and capital expenditures for the three months ended March 31, 2019 were as follows:

	Three Months Ended March 31, 2019
	CAPP - Met	CAPP - Thermal	NAPP	Trading and Logistics	All Other	Consolidated
Total revenues	$346,499	$57,607	$71,701	$132,603	$704	$609,114
Depreciation, depletion, and amortization	$36,673	$14,112	$6,627	$—	$3,859	$61,271
Amortization of acquired intangibles, net	$4,786	$1,155	$—	$(12,624)	$—	$(6,683)
Adjusted EBITDA	$91,703	$(4,283)	$4,754	$9,929	$(18,721)	$83,382
Capital expenditures	$29,586	$2,469	$7,999	$—	$1,030	$41,084

Segment operating results and capital expenditures for the three months ended March 31, 2018 were as follows:

	Three Months Ended March 31, 2018
	CAPP - Met	CAPP - Thermal	NAPP	Trading and Logistics	All Other	Consolidated
Total revenues	$134,836	$—	$63,137	$283,019	$1,340	$482,332
Depreciation, depletion, and amortization	$6,236	$—	$5,168	$—	$184	$11,588
Amortization of acquired intangibles, net	$—	$—	$—	$10,206	$—	$10,206
Adjusted EBITDA	$57,920	$—	$9,290	$42,758	$(10,968)	$99,000
Capital expenditures	$7,672	$—	$11,769	$—	$—	$19,441

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended March 31, 2019:

	Three Months Ended March 31, 2019
	CAPP - Met	CAPP - Thermal	NAPP	Trading and Logistics	All Other	Consolidated
Net income (loss) from continuing operations	$53,135	$(25,129)	$(2,879)	$22,267	$(39,404)	$7,990
Interest expense	28	4	1	—	15,122	15,155
Interest income	(4)	—	(12)	—	(1,920)	(1,936)
Income tax benefit	—	—	—	—	(4,778)	(4,778)
Depreciation, depletion and amortization	36,673	14,112	6,627	—	3,859	61,271
Merger related costs	—	—	—	—	831	831
Non-cash stock compensation expense	117	52	—	286	4,816	5,271
Mark-to-market adjustment - acquisition-related obligations	—	—	—	—	1,936	1,936
Accretion on asset retirement obligations	2,333	2,065	1,017	—	817	6,232
Cost impact of coal inventory fair value adjustment (1)	3,718	3,458	—	—	—	7,176
Gain on assets acquired in an exchange transaction (2)	(9,083)	—	—	—	—	(9,083)
Amortization of acquired intangibles, net	4,786	1,155	—	(12,624)	—	(6,683)
Adjusted EBITDA	$91,703	$(4,283)	$4,754	$9,929	$(18,721)	$83,382
(1) The cost impact of the coal inventory fair value adjustment as a result of the Alpha Merger is expected to have short-term impact.
(2) During the three months ended March 31, 2019, the Company entered into an exchange transaction which primarily included the release of the PRB overriding royalty interest owed to the Company in exchange for met coal reserves which resulted in a gain of $9,083.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
	CAPP - Met	CAPP - Thermal	NAPP	Trading and Logistics	All Other	Consolidated
Net income (loss) from continuing operations	$49,860	$—	$3,115	$32,552	$(27,227)	$58,300
Interest expense	309	—	68	—	8,828	9,205
Interest income	(4)	—	(2)	—	(125)	(131)
Income tax expense	—	—	—	—	66	66
Depreciation, depletion and amortization	6,236	—	5,168	—	184	11,588
Merger related costs	—	—	—	—	460	460
Management restructuring costs (1)	—	—	—	—	2,659	2,659
Non-cash stock compensation expense	—	—	—	—	4,479	4,479
Gain on settlement of acquisition-related obligations	—	—	—	—	(292)	(292)
Accretion on asset retirement obligations	1,519	—	941	—	—	2,460
Amortization of acquired intangibles, net	—	—	—	10,206	—	10,206
Adjusted EBITDA	$57,920	$—	$9,290	$42,758	$(10,968)	$99,000
(1) Management restructuring costs are related to severance expense associated with senior management changes in the three months ended March 31, 2018.

No asset information has been provided for these reportable segments as the CODM does not regularly review asset information by reportable segment.

The Company markets produced, processed and purchased coal to customers in the United States and in international markets, primarily India, Brazil, Netherlands, France, and Sweden. Export coal revenues were the following:

	Three Months Ended March 31,
	2019	2018
Total coal revenues(1)	$606,960	$478,365
Export coal revenues (1) (2)	$343,306	$421,555
Export coal revenues as % of total coal revenues (1)	57%	88%
(1) Amounts include freight and handling revenues.
(2) The amounts for the three months ended March 31, 2019 include $125,598 of export coal revenues, including freight and handling revenues, from external customers in India, recorded within the CAPP - Met, CAPP - Thermal, and Trading and Logistics segments. The amounts for the three months ended March 31, 2018 include $166,284 and $66,606 of export coal revenues, including freight and handling revenues, from external customers in India and Brazil, respectively, recorded within the CAPP - Met, NAPP, and Trading and Logistics segments. Revenue is tracked within the Company’s accounting records based on the product destination.

The Company sold 720 and 1,522 tons of coal purchased from third parties, excluding tons sold related to the Back-to-Back Coal Supply Agreements, for the three months ended March 31, 2019 and 2018, respectively, representing approximately 12% and 40%, respectively, of total coal sales volume during such periods. The Company purchased 1,099 tons of this coal from Alpha during the three months ended March 31, 2018.

Additionally, two of the Company’s customers had outstanding balances each in excess of 10% of the total accounts receivable balance as of March 31, 2019, and two of the Company’s customers had outstanding balances each in excess of 10% of the total accounts receivable balance as of December 31, 2018.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

(21) Investment in Unconsolidated Affiliate
Dominion Terminal Associates (“DTA”)
On March 31, 2017, the Company acquired a portion of another partner’s interest in DTA for $13,293 thereby increasing its ownership in DTA to sixty-five percent. DTA is reliant upon continuous cash contributions from the partners to fund its operating costs. The Company’s cash contributions totaled $3,536 for the three months ended March 31, 2019. The capital contributions which increase the capital accounts of the respective partners are a form of future subordinated financial support required by DTA to finance its activities. As a result, the Company has concluded DTA does not have sufficient equity investment to finance its activities without the support from the equity partners and is a variable interest entity. Prior to the purchase of the additional interest in DTA, no single party held a majority ownership interest in DTA. After the transaction, there are two remaining owners and Contura holds a sixty-five percent voting ownership interest in DTA. However, two representatives must be present for business to be conducted and consent and unanimous approval of both the members is required for decisions to be taken. Further, there are no provisions that allow either party to override or otherwise unilaterally make a decision. As a result, the Company has concluded that it does not have the power to direct the activities that most significantly impact its economic performance and therefore is not the primary beneficiary. Accordingly, the Company continues to apply the equity method of accounting.
The Company recorded equity method losses, before taxes, from DTA of ($484) and ($63) for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019 and December 31, 2018, the Company’s investment in DTA was $18,288 and $15,236, respectively, and is recorded within other non-current assets within the Company’s Condensed Consolidated Balance Sheets.
Condensed income statement information for the three months ended March 31, 2019 and 2018 for DTA is presented in the following table:

	Three Months Ended March 31,
	2019	2018
Operating expenses	$6,734	$6,217
Other income, net	$(5,287)	$(5,364)
Total expenses, net	$1,447	$853
Contributions from partners to fund continuing operations	$5,464	$788
Expenses (over)/under contributions	$4,017	$(65)
Depreciation and amortization	$1,344	$1,396

(22) Subsequent Events
On May 15, 2019, the Company executed a commitment letter with certain of the Company’s existing shareholders who have committed to provide a new 5-year First Lien Facility (the “Facility”) with an aggregate principal amount of $555,000 to refinance the Company’s existing Term Loan Credit Facility. The existing Term Loan Credit Facility has $17,072 of unamortized discount and $10,270 of unamortized debt issuance costs as of March 31, 2019 that will be analyzed to determine if some or all of these amounts should be written off as part of the refinancing. The new Facility is expected to have an original issue discount of 3.00% of the aggregate principal amount, a commitment fee of 2.00% of the aggregate principal amount and other customary fees. The interest rate on the new Facility is expected to be LIBOR plus 700 basis points for the first two years after closing, increased to LIBOR plus 800 basis points thereafter, with a LIBOR floor of 2.00%. The closing of the Facility is subject to customary closing conditions.

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

Predecessor. Contura on a carve-out basis using Predecessor Alpha’s historical basis and our assets, liabilities and operating results while they were under Predecessor Alpha’s ownership

Preparation plant. A preparation plant is a facility for crushing, sizing and washing coal to remove impurities and prepare it for use by a particular customer. The washing process has the added benefit of removing some of the coal’s sulfur content. A preparation plant is usually located on a mine site, although one plant may serve several mines.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides a narrative of our results of operations and financial condition for the three months ended March 31, 2019 and 2018. The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and related notes and risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2018.
Non-GAAP Financial Measures

The discussion below contains “non-GAAP financial measures.” These are financial measures which either exclude or include amounts that are not excluded or included in the most directly comparable measures calculated and presented in accordance with generally accepted accounting principles in the United States (“GAAP”). Specifically, we make use of the non-GAAP financial measure “Adjusted EBITDA” and “Adjusted Cost of Produced Coal Sold.” We use Adjusted EBITDA to measure the operating performance of our segments and allocate resources to the segments. Adjusted EBITDA does not purport to be an alternative to net income (loss) as a measure of operating performance. We use Adjusted Cost of Produced Coal Sold to distinguish the cost of captive produced coal from the effects of purchased coal, idle costs and acquisition accounting requirements. The presentation of these measures should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP.

Management uses non-GAAP financial measures to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. The definition of these non-GAAP measures may be changed periodically by management to adjust for significant items important to an understanding of operating trends. Because not all companies use identical calculations, the presentations of these measures may not be comparable to other similarly titled measures of other companies and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate, and capital investments.

Included below are reconciliations of non-GAAP financial measures to GAAP financial measures.

Formation

Contura was incorporated in the State of Delaware on June 10, 2016 to acquire and operate certain of Alpha’s core coal operations, as part of the Alpha Restructuring. Contura began operations on July 26, 2016, when a consortium of former Alpha creditors acquired our common stock in exchange for a partial release of their creditor claims pursuant to the Alpha Restructuring. Furthermore, pursuant to an asset purchase agreement between Contura and Alpha, we purchased certain former core coal operations of Alpha.
Overview

We are a large-scale provider of met and thermal coal to a global customer base, operating high-quality, cost-competitive coal mines across two major U.S. coal basins (CAPP and NAPP) along with a robust Trading and Logistics business. As of March 31, 2019, our operations consisted of thirty-two active mines and twelve coal preparation and load-out facilities, with approximately 4,490 employees. We produce, process, and sell met coal and thermal coal from operations located in Virginia, West Virginia and Pennsylvania. We also sell coal produced by others, some of which is processed and/or blended with coal produced from our mines prior to resale, with the remainder purchased for resale by our trading operations. As of December 31, 2018, we had 1.3 billion tons of reserves, including 885.5 million tons of proven reserves and 462.9 million tons of probable reserves.

We began operations on July 26, 2016, with mining operations in NAPP, the PRB, and CAPP. Through the Acquisition, Contura acquired a significant reserve base. We also acquired Alpha’s 40.6% interest in the DTA coal export terminal in eastern Virginia, and on March 31, 2017, we acquired a portion of another partner’s ownership stake and increased our interest to 65.0%. On December 8, 2017, the Company closed a transaction to sell the Eagle Butte and Belle Ayr mines located in the PRB, Wyoming, along with related coal reserves, equipment, infrastructure and other real properties. The PRB results of operations and financial position are reported as discontinued operations in the Condensed Consolidated Financial Statements. Refer to Note 3 for further information on discontinued operations. The Merger with Alpha Natural Resources Holdings, Inc. and ANR, Inc. was completed on November 9, 2018. Refer to Note 2 for information on terms of the Merger Agreement.

For the three months ended March 31, 2019 and 2018, sales of met coal were 3.1 million tons and 2.5 million tons, respectively, and accounted for approximately 52.4% and 65.0%, respectively, of our coal sales volume. Sales of thermal coal were 2.8 million tons and 1.3 million tons, respectively, and accounted for approximately 47.6% and 35.0%, respectively, of our coal sales volume. These results include sales from our Trading and Logistics business.

Our sales of met coal were made primarily to steel companies in the northeastern and midwestern regions of the United States and in several countries in Europe, Asia and the Americas. Our sales of thermal coal were made primarily to large utilities and industrial customers throughout the United States. For the three months ended March 31, 2019 and 2018 approximately 56.6% and 88.1%, respectively, of our total coal revenues, including freight and handling fulfillment revenues, were derived from coal sales made to customers outside the United States.
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
As of March 31, 2019, we have four reportable segments: CAPP - Met, CAPP - Thermal, NAPP, and Trading and Logistics. Refer to Note 20 for more information about our reportable segments. CAPP - Met consists of twenty-five active mines, including four mines in Virginia operated by third-party contractors, four mines operated by us in Virginia, and seventeen mines operated by us in West Virginia. CAPP - Met operations also include two preparation plants in Virginia, six preparation plants in West Virginia, as well as expenses associated with certain idled and closed mines. The coal produced by the CAPP - Met segment is predominantly met coal with some amounts of thermal coal being produced as a byproduct of mining. CAPP - Thermal consists of six active mines and three preparation plants in West Virginia, as well as expenses associated with certain idle and closed mines. The coal produced by the CAPP - Thermal segment is predominantly thermal coal with some met coal byproduct. NAPP consists of one active mine in Pennsylvania and one preparation plant, as well as expenses associated with one closed mine. Our NAPP segment produces primarily thermal coal, however, we are also able to sell part of our Cumberland coal production into the met coal market as High-Vol. B, achieving higher realized pricing than if sold as thermal coal. The Trading and Logistics segment focuses primarily on coal trading and coal terminal facility services. Our All Other category includes general corporate overhead and corporate assets and liabilities and the elimination of certain intercompany activity.
Business Developments

Merger with Alpha Natural Resources Holdings, Inc. and ANR, Inc.

The Merger with ANR, Inc. (“ANR”) and Alpha Natural Resources Holdings, Inc. (“Holdings”, and, together with ANR, the "Alpha Companies”) was completed on November 9, 2018 (the “Merger” or the “Alpha Merger”) and the Alpha Companies’ financial results are not included in the Condensed Consolidated Financial Statements in periods prior to November 9, 2018. Refer to Note 2 for information on Alpha Merger and terms of the Merger Agreement.

Upon the consummation of the transactions contemplated by the Merger Agreement, our common stock began trading on the New York Stock Exchange under the ticker “CTRA.”

Sale of PRB Operations

On December 8, 2017, we closed a transaction with Blackjewel L.L.C. (“Buyer”) to sell the Eagle Butte and Belle Ayr mines located in the Power River Basin (“PRB”). During the permit transfer period, we will maintain the required reclamation bonds and related collateral. As of March 31, 2019, we had outstanding surety bonds with a total face amount of $237.3 million to secure various obligations and commitments related to the PRB. A citizens’ organization filed objections to the permit transfer with the Wyoming Environmental Quality Council on November 16, 2018. The objections are scheduled to be heard on May 15 and 16, 2019. We believe the objections are without merit. Once the permits have been transferred, we estimate approximately $9.1 million comprised of short-term restricted cash and short-term deposits will be returned to operating cash. If the permit transfer process is not completed as expected, it could have material, adverse effects on us.

The PRB results of operations and financial position are reported as discontinued operations in the Condensed Consolidated Financial Statements. The discontinued operations include our former PRB segment. To conform with the Condensed Consolidated Financial Statements and accompanying Notes, the former PRB segment information for the discontinued operation has been eliminated. Refer to Note 3 for further information on discontinued operations.

Per terms of the Back-to-Back Coal Supply Agreements, we are required to purchase and sell coal in the remainder of 2019 and 2020 totaling $12.2 million and $9.2 million, respectively. For the three months ended March 31, 2019, we purchased and sold 0.4 million tons, totaling $3.9 million, under the Back-to-Back Coal Supply Agreements. For the three months ended March 31, 2018, we purchased and sold 3.2 million tons, totaling $33.7 million, under the Back-to-Back Coal Supply Agreements.

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

During the third quarter of 2018, we recorded a guarantee within discontinued operations to account for the Blackjewel surety bonding arrangement with no material impact on our Condensed Consolidated Financial Statements.

Factors Affecting Our Results of Operations
Sales Volume. We earn revenues primarily through the sale of coal produced at our operations and resale of coal purchased from third parties. During the three months ended March 31, 2019, we sold 3.1 million tons of met coal, including 0.4 million tons from our Trading and Logistics business, and 2.8 million tons of thermal coal, including 0.1 million tons from our Trading and Logistics business. During the three months ended March 31, 2018, we sold 2.5 million tons of met coal, including 1.5 million tons from our Trading and Logistics business, and 1.3 million tons of thermal coal.
Sales Agreements
We manage our commodity price risk for coal sales through the use of coal supply agreements. As of May 7, 2019, we expect to ship on sales commitments of approximately 7.2 million tons of NAPP coal for 2019, 98% of which is priced at an average realized price per ton of $43.12, 9.8 million tons of CAPP - Met coal for 2019, 79% of which is priced at an average realized price per ton of $125.68, and 4.4 million tons of CAPP - Thermal coal for 2019, 100% of which is priced at an average realized price per ton of $55.16.
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
Our cost of coal sales includes idle and closed mine costs and purchased coal costs. Additionally due to the Merger, our cost of coal sales includes the cost impact of coal inventory fair value adjustments. In the following tables, we calculate adjusted cost of produced coal sold as cost of coal sales less idle and closed mine costs, cost impact of coal inventory fair value adjustments and purchased coal costs.

	Three Months Ended March 31, 2019
(In thousands, except for per ton data)	CAPP - Met	CAPP - Thermal	NAPP	Trading and Logistics	All Other	Consolidated
Cost of coal sales:
Cost of produced coal sold	$226,151	$58,398	$66,058	$—	$—	$350,607
Cost of purchased coal sold	28,357	2,884	—	45,291	—	76,532
Cost impact of coal inventory fair value adjustment (1)	3,718	3,458	—	—	—	7,176
Idle and closed mine costs	1,517	349	829	—	1,500	4,195
Total cost of coal sales	$259,743	$65,089	$66,887	$45,291	$1,500	$438,510
Tons sold	2,796	992	1,652	447	—	5,887
Cost of coal sales per ton	$92.90	$65.61	$40.49	$101.32	$—	$74.49

Total cost of coal sales	$259,743	$65,089	$66,887	$45,291	$1,500	$438,510
Less: cost of purchased coal sold	(28,357)	(2,884)	—	(45,291)	—	(76,532)
Less: cost impact of coal inventory fair value adjustment	(3,718)	(3,458)	—	—	—	(7,176)
Less: idle and closed mine costs	(1,517)	(349)	(829)	—	(1,500)	(4,195)
Cost of produced coal sold	$226,151	$58,398	$66,058	$—	$—	$350,607
Produced tons sold	2,571	944	1,652	—	—	5,167
Cost of produced coal sold per ton	$87.96	$61.86	$39.99	$—	$—	$67.86
(1) The cost impact of the coal inventory fair value adjustment as a result of the Alpha Merger is expected to have short-term impact.

	Three Months Ended March 31, 2018
(In thousands, except for per ton data)	CAPP - Met	CAPP - Thermal	NAPP	Trading and Logistics	All Other	Consolidated
Cost of coal sales:
Cost of produced coal sold	$66,646	$—	$53,077	$—	$—	$119,723
Cost of purchased coal sold	9,034	—	—	164,524	—	173,558
Idle and closed mine costs	1,068	—	729	—	—	1,797
Total cost of coal sales	$76,748	$—	$53,806	$164,524	$—	$295,078
Tons sold	954	—	1,414	1,449	—	3,817
Cost of coal sales per ton	$80.45	$—	$38.05	$113.54	$—	$77.31

Total cost of coal sales	$76,748	$—	$53,806	$164,524	$—	$295,078
Less: cost of purchased coal sold	(9,034)	—	—	(164,524)	—	(173,558)
Less: idle and closed mine costs	(1,068)	—	(729)	—	—	(1,797)
Cost of produced coal sold	$66,646	$—	$53,077	$—	$—	$119,723
Produced tons sold	880	—	1,414	—	—	2,294
Cost of produced coal sold per ton	$75.73	$—	$37.54	$—	$—	$52.19

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
Results of Operations

Our results of operations for the three months ended March 31, 2019 and 2018 are discussed in these “Results of Operations” presented below.

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

The following tables summarize certain financial information relating to our operating results that have been derived from our Condensed Consolidated Financial Statements for the three months ended March 31, 2019 and 2018.

Revenues

	Three Months Ended March 31,		Increase (Decrease)
(In thousands, except for per ton data)	2019	2018	$ or Tons	%
Revenues:
Coal revenues:
Met	$397,657	$346,650	$51,007	14.7%
Thermal	132,119	56,049	76,070	135.7%
Freight and handling fulfillment revenues (1)	77,184	75,666	1,518	2.0%
Other revenues	2,154	3,967	(1,813)	(45.7)%
Total revenues	$609,114	$482,332	$126,782	26.3%

Tons sold:
Met	3,088	2,481	607	24.5%
Thermal	2,799	1,336	1,463	109.5%
Total	5,887	3,817	2,070	54.2%

Coal sales realization per ton (2):
Met	$128.77	$139.72	$(10.95)	(7.8)%
Thermal	$47.20	$41.95	$5.25	12.5%
Average	$89.99	$105.50	$(15.51)	(14.7)%

	Three Months Ended March 31,		Increase (Decrease)
(In thousands, except for per ton data)	2019	2018	$ or Tons	%
Coal revenues (2):
CAPP - Met operations	$345,821	$134,569	$211,252	157.0%
CAPP - Thermal operations	57,315	—	57,315	100.0%
NAPP operations	70,855	61,458	9,397	15.3%
Trading and Logistics operations	55,785	206,672	(150,887)	(73.0)%
Total coal revenues	$529,776	$402,699	$127,077	31.6%

Tons sold:
CAPP - Met operations	2,796	954	1,842	193.1%
CAPP - Thermal operations	992	—	992	100.0%
NAPP operations	1,652	1,414	238	16.8%
Trading and Logistics operations	447	1,449	(1,002)	(69.2)%

Coal sales realization per ton (2):
CAPP - Met operations	$123.68	$141.06	$(17.38)	(12.3)%
CAPP - Thermal operations	$57.78	$—	$57.78	100.0%
NAPP operations	$42.89	$43.46	$(0.57)	(1.3)%
Trading and Logistics operations	$124.80	$142.63	$(17.83)	(12.5)%
Average	$89.99	$105.50	$(15.51)	(14.7)%
(1) Pursuant to the adoption of Accounting Standards Codification 606, freight and handling fulfillment revenues for the three months ended March 31, 2019 and 2018 are included within coal revenues. Refer to Note 4.
(2) Does not include $77.2 million and $75.7 million of freight and handling fulfillment revenues for the three months ended March 31, 2019 and 2018, respectively.

Total revenues. Total revenues increased $126.8 million, or 26.3%, for the three months ended March 31, 2019 compared to the prior year period. The increase in total revenues was due to increased coal revenues of $127.1 million and increased freight and handling fulfillment revenues of $1.5 million, partially offset by decreased other revenues of $1.8 million.

Coal revenues. Coal revenues increased $127.1 million, or 31.6%, for the three months ended March 31, 2019 compared to the prior year period. The increase in coal revenues was due primarily to increased revenues of 157.0% and 15.3% for CAPP - Met and NAPP, respectively, and the addition of revenues from the CAPP - Thermal operations during the current year period, partially offset by decreased revenues of 73.0% for our Trading and Logistics operations.

The increase in CAPP - Met revenues was primarily due to higher coal sales volume of 1.8 million tons, partially offset by lower coal sales realization of $17.38 per ton. CAPP - Thermal revenues consisted of 1.0 million tons sold at a coal sales realization of $57.78 per ton. The increase in NAPP revenues was primarily due to higher coal sales volumes of 0.2 million tons, partially offset by lower coal sales realization of $0.57 per ton. Trading and Logistics coal revenues decreased due to lower sales volumes of 1.0 million tons and lower coal sales realization of $17.83 per ton, primarily related to decreased sales of coal purchased from the Alpha Companies during the current period as a result of the Merger.

Our sales mix of met coal and thermal coal based on volume was 52.4% and 47.6%, respectively, for the three months ended March 31, 2019 compared to 65.0% and 35.0%, respectively, in the prior year period. Our sales mix of met coal and thermal coal based on coal revenues, excluding freight and handling fulfillment revenues, was 75.1% and 24.9%, respectively, for the three months ended March 31, 2019 compared to 86.1% and 13.9%, respectively, for the prior year period.

Met coal volumes increased 0.6 million tons due to increased domestic met sales during the current period related to properties acquired in the Merger, and average coal realization per ton decreased $10.95. Thermal coal volumes increased 1.5 million tons due to increased domestic thermal sales during the current period related to properties acquired in the Merger, and average coal realization per ton increased $5.25. The increase in coal revenues consisted of increased met coal revenue of $51.0 million, or 14.7% and increased thermal coal revenue of $76.1 million, or 135.7%.

Freight and handling fulfillment revenues were $77.2 million for the three months ended March 31, 2019, an increase of $1.5 million, or 2.0%, compared to the prior year period. This increase was primarily due to increased shipping rates during the current period.

Other revenues. Other revenues were $2.2 million for the three months ended March 31, 2019, a decrease of $1.8 million, or 45.7%, compared to the prior year period, primarily attributable to a $0.6 million decrease in coal royalty revenues, a $0.6 million decrease in terminal revenues, and a $0.9 million decrease in rail transportation rebates.

Costs and Expenses

	Three Months Ended March 31,		Increase (Decrease)
(In thousands, except for per ton data)	2019	2018	$ or Tons	%
Cost of coal sales (exclusive of items shown separately below)	$438,510	$295,078	$143,432	48.6%
Freight and handling costs	77,184	75,666	1,518	2.0%
Depreciation, depletion and amortization	61,271	11,588	49,683	428.7%
Accretion on asset retirement obligations	6,232	2,460	3,772	153.3%
Amortization of acquired intangibles, net	(6,683)	10,206	(16,889)	(165.5)%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	20,951	19,157	1,794	9.4%
Merger related costs	831	460	371	80.7%
Total other operating (income) loss:
Mark-to-market adjustment for acquisition-related obligations	1,936	—	1,936	100.0%
Other income	(8,899)	(99)	(8,800)	(8,888.9)%
Total costs and expenses	591,333	414,516	176,817	42.7%
Other income (expense):

Interest expense	(15,155)	(9,205)	(5,950)	(64.6)%
Interest income	1,936	131	1,805	1,377.9%
Equity loss in affiliates	(484)	(63)	(421)	(668.3)%
Miscellaneous income, net	(866)	(313)	(553)	(176.7)%
Total other expense, net	(14,569)	(9,450)	(5,119)	(54.2)%
Income tax benefit (expense)	4,778	(66)	4,844	7,339.4%
Net income from continuing operations	$7,990	$58,300	$(50,310)	(86.3)%

Cost of coal sales:
CAPP - Met operations	$259,743	$76,748	$182,995	238.4%
CAPP - Thermal operations	$65,089	$—	$65,089	100.0%
NAPP operations	$66,887	$53,806	$13,081	24.3%
Trading and Logistics operations	$45,291	$164,524	$(119,233)	(72.5)%

Tons sold:
CAPP - Met operations	2,796	954	1,842	193.1%
CAPP - Thermal operations	992	—	992	100.0%
NAPP operations	1,652	1,414	238	16.8%
Trading and Logistics operations	447	1,449	(1,002)	(69.2)%

Cost of coal sales per ton:
CAPP - Met operations	$92.90	$80.45	$12.45	15.5%
CAPP - Thermal operations	$65.61	$—	$65.61	100.0%
NAPP operations	$40.49	$38.05	$2.44	6.4%
Trading and Logistics operations	$101.32	$113.54	$(12.22)	(10.8)%

Coal margin per ton (1):
CAPP - Met operations	$30.78	$60.61	$(29.83)	(49.2)%
CAPP - Thermal operations	$(7.83)	$—	$(7.83)	(100.0)%
NAPP operations	$2.40	$5.41	$(3.01)	(55.6)%
Trading and Logistics operations	$23.48	$29.09	$(5.61)	(19.3)%
(1) Coal margin per ton for our reportable segments is calculated as coal sales realization per ton for our reportable segments less cost of coal sales per ton for our reportable segments. Coal margin per ton is not shown for our All Other category since it has no coal sales or coal production related to our continuing operations.

Cost of coal sales. Cost of coal sales increased $143.4 million, or 48.6%, for the three months ended March 31, 2019 compared to the prior year period. The increase was primarily driven by salaries and wages expense and supplies and maintenance expense related to properties acquired in the Merger, partially offset by decreased costs of purchased coal during the current period.
Freight and handling costs. Freight and handling costs increased $1.5 million, or 2.0%, for the three months ended March 31, 2019 compared to the prior year period. This increase was primarily due to increased shipping rates during the current period.
Depreciation, depletion and amortization. Depreciation, depletion and amortization increased $49.7 million, or 428.7%, for the three months ended March 31, 2019 compared to the prior year period. The increase in depreciation, depletion and amortization primarily related to increased purchases of machinery and equipment, increased asset development during the current period, and additions of property, plant and equipment and owned and leased mineral rights as a result of the Merger.

Accretion on asset retirement obligations. Accretion on asset retirement obligations increased $3.8 million, or 153.3%, for the three months ended March 31, 2019 compared to the prior year period. This increase was primarily due to an increase in our asset retirement obligations as a result of the Merger.
Amortization of acquired intangibles, net. Amortization of acquired intangibles, net decreased $16.9 million, or 165.5%, for the three months ended March 31, 2019 compared to the prior year period. The decrease was primarily driven by the current period amortization related to below-market acquired intangibles acquired as a result of the Merger.
Selling, general and administrative. Selling, general and administrative expenses increased $1.8 million, or 9.4% for the three months ended March 31, 2019 compared to the prior year period. This increase in expense was primarily related to increases of $1.9 million in wages and benefits expense, $1.9 million in professional fees, partially offset by decreases of $2.7 million in severance pay during the current period.
Acquisition-related obligations. For the three months ended March 31, 2019 we recorded a mark-to-market adjustment for acquisition-related obligations of $1.9 million related to the Contingent Revenue Obligation.
Other income. Other income increased $8.8 million for the three months ended March 31, 2019 compared to the prior year period. This increase primarily related to the gain on assets acquired in an exchange transaction of $9.1 million recorded during the three months ended March 31, 2019.
Interest expense. Interest expense increased $6.0 million, or 64.6%, for the three months ended March 31, 2019 compared to the prior year period, primarily due to higher interest costs associated with Company debt as a result of the prior year debt refinance. Refer to Note 10 for additional information.
Income taxes. Income tax benefit of $4.8 million was recorded for the three months ended March 31, 2019 on income from continuing operations before income taxes of $3.2 million. The effective tax rate is lower than the federal statutory rate of 21% primarily due to the impact of the percentage depletion allowance, the permanent impact of stock-based compensation deductions, and the reduction in the valuation allowance.

Income tax expense of $0.1 million was recorded for the three months ended March 31, 2018 on income from continuing operations before income taxes of $58.4 million. The effective tax rate is lower than the federal statutory rate of 21% primarily due to the impact of the percentage depletion allowance and the reduction in the valuation allowance, partially offset by the impact of state income taxes, net of federal tax impact. Refer to Note 15 for additional information.

Segment Adjusted EBITDA

Segment Adjusted EBITDA for our reportable segments is a financial measure. This non-GAAP financial measure is presented as a supplemental measure and is not intended to replace financial performance measures determined in accordance with GAAP. Moreover, this measure is not calculated identically by all companies and therefore may not be comparable to similarly titled measures used by other companies. Segment Adjusted EBITDA is presented because management believes it is a useful indicator of the financial performance of our coal operations. The following tables presents a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019
(In thousands)	CAPP - Met	CAPP - Thermal	NAPP	Trading and Logistics	All Other	Consolidated
Net income (loss) from continuing operations	$53,135	$(25,129)	$(2,879)	$22,267	$(39,404)	$7,990
Interest expense	28	4	1	—	15,122	15,155
Interest income	(4)	—	(12)	—	(1,920)	(1,936)
Income tax benefit	—	—	—	—	(4,778)	(4,778)
Depreciation, depletion and amortization	36,673	14,112	6,627	—	3,859	61,271
Merger related costs	—	—	—	—	831	831
Non-cash stock compensation expense	117	52	—	286	4,816	5,271
Mark-to-market adjustment - acquisition-related obligations	—	—	—	—	1,936	1,936
Accretion on asset retirement obligations	2,333	2,065	1,017	—	817	6,232
Cost impact of coal inventory fair value adjustment (1)	3,718	3,458	—	—	—	7,176
Gain on assets acquired in an exchange transaction (2)	(9,083)	—	—	—	—	(9,083)
Amortization of acquired intangibles, net	4,786	1,155	—	(12,624)	—	(6,683)
Adjusted EBITDA	$91,703	$(4,283)	$4,754	$9,929	$(18,721)	$83,382
(1) The cost impact of the coal inventory fair value adjustment as a result of the Alpha Merger is expected to have short-term impact.
(2) During the three months ended March 31, 2019, the Company entered into an exchange transaction which primarily included the release of the PRB overriding royalty interest owed to the Company in exchange for met coal reserves which resulted in a gain of $9.1 million.

	Three Months Ended March 31, 2018
(In thousands)	CAPP - Met	CAPP - Thermal	NAPP	Trading and Logistics	All Other	Consolidated
Net income (loss) from continuing operations	$49,860	$—	$3,115	$32,552	$(27,227)	$58,300
Interest expense	309	—	68	—	8,828	9,205
Interest income	(4)	—	(2)	—	(125)	(131)
Income tax expense	—	—	—	—	66	66
Depreciation, depletion and amortization	6,236	—	5,168	—	184	11,588
Merger related costs	—	—	—	—	460	460
Management restructuring costs (1)	—	—	—	—	2,659	2,659
Non-cash stock compensation expense	—	—	—	—	4,479	4,479
Gain on settlement of acquisition-related obligations	—	—	—	—	(292)	(292)
Accretion on asset retirement obligations	1,519	—	941	—	—	2,460
Amortization of acquired intangibles, net	—	—	—	10,206	—	10,206
Adjusted EBITDA	$57,920	$—	$9,290	$42,758	$(10,968)	$99,000
(1) Management restructuring costs are related to severance expense associated with senior management changes in the three months ended March 31, 2018.

The following table summarizes Adjusted EBITDA for our three reportable segments and All Other category:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2019	2018	$ or Tons	%
Adjusted EBITDA
CAPP - Met operations	$91,703	$57,920	$33,783	58.3%
CAPP - Thermal operations	(4,283)	—	(4,283)	(100.0)%
NAPP operations	4,754	9,290	(4,536)	(48.8)%
Trading and Logistics operations	9,929	42,758	(32,829)	(76.8)%
All Other	(18,721)	(10,968)	(7,753)	(70.7)%
Total	$83,382	$99,000	$(15,618)	(15.8)%

CAPP - Met operations. Adjusted EBITDA increased $33.8 million, or 58.3%, for the three months ended March 31, 2019 compared to the prior year period. The increase in Adjusted EBITDA was primarily driven by increased sales volumes during the current period as a result of the Merger, partially offset by increased costs associated with purchased coal during the period.
CAPP - Thermal operations. Adjusted EBITDA for the CAAP - Thermal operations was ($4.3) million for the three months ended March 31, 2019. The prior year period did not have any activity in this segment and therefore the current year results explain the entire amount of change. The primary driver for adjusted EBITDA related to ventilation factors negatively impacting production during the current period.
NAPP operations. Adjusted EBITDA decreased $4.5 million, or 48.8%, for the three months ended March 31, 2019 compared to the prior year period. The decrease in Adjusted EBITDA was primarily due to decreased met coal sales in the current year period and decreased coal margin per ton of $3.01. The decrease in coal margin per ton consisted of increased average cost of coal sales per ton of $2.44, or approximately 6.4%, and decreased average sales realization per ton of $0.57, or approximately 1.3%.
Trading and Logistics operations. Adjusted EBITDA decreased $32.8 million, or 76.8%, for the three months ended March 31, 2019 compared to the prior year period. The decrease in Adjusted EBITDA was primarily due to decreased sales of coal purchased from the Alpha Companies during the current period as a result of the Merger and decreased coal margin per ton of $5.61, or approximately 19.3%.

All Other category. Adjusted EBITDA decreased $7.8 million, or 70.7%, for the three months ended March 31, 2019 compared to the prior year period. The decrease in Adjusted EBITDA was primarily driven by increases in costs associated with idled properties acquired in the Merger and loss on sale of assets during the current period.

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

At March 31, 2019, we had total liquidity of $378.3 million, including cash and cash equivalents of $182.0 million and $196.3 million of unused commitments available under the Amended and Restated Asset-Based Revolving Credit Agreement,

subject to limitations described therein. On November 9, 2018, we entered into a $550.0 million term loan credit facility under the Amended and Restated Credit Agreement with a maturity date of November 9, 2025, and a $225.0 million asset-based revolving credit facility under the Amended and Restated Asset-Based Revolving Credit Agreement expiring on April 3, 2022. Refer to Note 10 for disclosures on long-term debt.

We sponsor three qualified non-contributory pension plans (“Pension Plans”) which cover certain salaried and non-union hourly employees. Participants accrued benefits either based on certain formulas, the participant’s compensation prior to retirement or plan specified amounts for each year of service. Benefits are frozen under these Pension Plans. Annual funding contributions to the Pension Plans are made as recommended by consulting actuaries based upon the ERISA funding standards. Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006. We expect to contribute $5.4 million to the Pension Plans in the remainder of 2019. Refer to Note 16 for further disclosures related to this obligation.

To secure our obligations under certain worker’s compensation, black lung, reclamation-related obligations, general liabilities, and financial guarantees, we are required to provide cash collateral. At March 31, 2019, we had cash collateral in the amounts of $252.8 million, $11.5 million, and $30.3 million classified as short-term and long-term restricted cash, short-term and long-term deposits, and long-term restricted investments, respectively, on our Condensed Consolidated Balance Sheets. Once the permits associated with the PRB transaction have been transferred, we estimate approximately $9.1 million comprised of short-term restricted cash and short-term deposits will be returned to operating cash. If the permit transfer process is not completed as expected, it could have material, adverse effects on us.

Cash Flows

Cash, cash equivalents, and restricted cash decreased by $42.5 million and decreased by $68.0 million over the three months ended March 31, 2019 and 2018, respectively. The net change in cash, cash equivalents, and restricted cash was attributable to the following:

	Three Months Ended March 31,
	2019	2018
Cash flows (in thousands):
Net cash provided by (used in) operating activities	$14,611	$(30,335)
Net cash used in investing activities	(45,323)	(31,348)
Net cash used in financing activities	(11,786)	(6,309)
Net decrease in cash and cash equivalents and restricted cash	$(42,498)	$(67,992)

Operating Activities

Net cash flows from operating activities consist of net income adjusted for non-cash items, such as depreciation, depletion and amortization, amortization of acquired intangibles, net, accretion of acquisition-related obligations discount, amortization of debt issuance costs and accretion of debt discount, mark-to-market adjustments for acquisition-related obligations, gain on assets acquired in an exchange transaction, equity loss in affiliates, accretion on asset retirement obligations, employee benefit plans, stock-based compensation, deferred income taxes, and changes in net working capital.

Net cash provided by operating activities for the three months ended March 31, 2019 was $14.6 million and was primarily attributable to net income of $6.8 million adjusted for depreciation, depletion and amortization of $61.3 million, employee benefit plans, net of $3.9 million, accretion on asset retirement obligations of $6.2 million, and stock-based compensation of $5.3 million, partially offset by a $9.1 million gain on assets acquired in an exchange transaction and amortization of acquired intangibles, net of $6.7 million. The change in our operating assets and liabilities of ($54.8) million was primarily attributed to increases in trade accounts receivable of $27.9 million, increases in inventories, net of $23.1 million, decreases in asset retirement obligations of $5.8 million, and decreases in other non-current liabilities of $6.4 million, partially offset by a decrease in deposits of $10.8 million.

Net cash used in operating activities for the three months ended March 31, 2018 was $30.3 million and was primarily attributable to net income of $56.9 million adjusted for depreciation, depletion and amortization of $11.6 million, amortization of acquired intangibles, net of $10.2 million, employee benefits plans, net of $2.7 million, accretion on asset retirement obligations of $2.5 million, and stock-based compensation of $4.8 million. The change in our operating assets and liabilities of ($121.1) million was primarily attributed to increases in trade accounts receivable of $84.1 million, increases in inventories, net of $27.1 million, decreases in acquisition-related obligations of $3.5 million, and decreases in other non-current liabilities of $3.1 million.
Investing Activities

Net cash used in investing activities for the three months ended March 31, 2019 was $45.3 million, primarily driven by capital expenditures of $41.1 million, purchases of investment securities - held to maturity of $4.3 million, and capital contributions to equity affiliates of $3.5 million, partially offset by maturity of investment securities - held to maturity of $3.2 million.

Net cash used in investing activities for the three months ended March 31, 2018 was $31.3 million, primarily driven by capital expenditures of $19.4 million and payments on disposal of assets of $10.0 million.
Financing Activities

Net cash used in financing activities for the three months ended March 31, 2019 was $11.8 million, primarily attributable to principal repayments of debt of $6.9 million and common stock repurchases and related expenses of $4.2 million.

Net cash used in financing activities for the three months ended March 31, 2018 was $6.3 million, primarily attributable to principal repayments of debt of $1.0 million and common stock repurchases and related expenses of $4.8 million.
Long-Term Debt

On May 15, 2019, we executed a commitment letter with certain of our existing shareholders who have committed to provide a new 5-year First Lien Facility (the “Facility”) with an aggregate principal amount of $555 million to refinance our existing Term Loan Credit Facility. The existing Term Loan Credit Facility has $17.1 million of unamortized discount and $10.3 million of unamortized debt issuance costs as of March 31, 2019 that will be analyzed to determine if some or all of these amounts should be written off as part of the refinancing. The new Facility is expected to have an original issue discount of 3.00% of the aggregate principal amount, a commitment fee of 2.00% of the aggregate principal amount and other customary fees. The interest rate on the new Facility is expected to be LIBOR plus 700 basis points for the first two years after closing, increased to LIBOR plus 800 basis points thereafter, with a LIBOR floor of 2.00%. The closing of the Facility is subject to customary closing conditions.

Refer to Note 10 for additional disclosures on long-term debt.

Analysis of Material Debt Covenants

We were in compliance with all covenants under the Amended and Restated Credit Agreement and the Amended and Restated Asset-Based Revolving Credit Agreement, as of March 31, 2019. A breach of the covenants in the Amended and Restated Credit Agreement and the Amended and Restated Asset-Based Revolving Credit Agreement could result in a default under the terms of the agreement and the respective lenders could elect to declare all amounts borrowed due and payable.

Pursuant to the Amended and Restated Asset-Based Revolving Credit Agreement, during any Liquidity Period (capitalized terms as defined in the Amended and Restated Asset-Based Revolving Credit Agreement), our Fixed Charge Coverage Ratio cannot be less than 1.00 to 1.00 as of the last day of any Test Period, commencing with the Test Period ended immediately preceding the commencement of such Liquidity Period. The Fixed Charge Coverage Ratio is calculated as (a) Consolidated EBITDA of the Company and its Restricted Subsidiaries for such period, minus non-financed Capital Expenditures (including Capital Expenditures financed with the proceeds of any Loans) paid or payable currently in cash by the Company or any of its Subsidiaries for such period to (b) the Fixed Charges of the Company and its Restricted Subsidiaries during such period. As of March 31, 2019, we were not in a Liquidity Period.

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

The calculation of Consolidated EBITDA is based on our results of operations in accordance with the Amended and Restated Credit Agreement and therefore, is different from Adjusted EBITDA presented elsewhere in this report. The calculation of Consolidated EBITDA for purposes of the Excess Cash Flow calculation is performed at the end of each fiscal quarter (commencing with the fiscal quarter ending March 31, 2019). We are not required to make an Excess Cash Flow Payment for the fiscal quarter ended March 31, 2019.

Acquisition-Related Obligations

Refer to Note 11 for additional details and disclosures on acquisition-related obligations.

Off-Balance Sheet Arrangements

Refer to Note 19, part (c) for disclosures on off-balance sheet arrangements.

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

Contractual Obligations
Our contractual obligations are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018. Our long-term liabilities relating to asset retirement obligations increased during the three months ended March 31, 2019 as a result of the measurement-period adjustments recorded. Refer to Note 2 for further information. The table below reflects the estimated undiscounted cash flows for these obligations:

(in thousands)	Remainder of 2019	2020	2021	2022	2023	After 2023	Total
Asset retirement obligation	$21,428	$24,680	$26,663	$30,168	$32,056	$512,827	$647,822

Refer to Note 9 for information about our lease obligations. Refer to Note 19 for disclosures related to our other contractual obligations.

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
Our critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018. Our critical accounting policies remain unchanged at March 31, 2019. Refer to Note 1 for disclosures related to new accounting policies adopted.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

We manage our commodity price risk for coal sales through the use of coal supply agreements. As of May 7, 2019, we expect to ship on sales commitments of approximately 7.2 million tons of NAPP coal for 2019, 98% of which is priced, 9.8 million tons of CAPP - Met coal for 2019, 79% of which is priced, and 4.4 million tons of CAPP - Thermal coal for 2019, 100% of which is priced.
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

We expect to use approximately 18.8 million and 23.7 million gallons of diesel fuel in the remainder of 2019 and 2020, respectively.

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

Interest Rate Risk

As of March 31, 2019, we had exposure to changes in interest rates through the asset-based revolving credit facility under our Amended and Restated Asset-Based Revolving Credit Agreement, which bears interest based on the character of the loan (defined as either “Base Rate Loan” or “Eurocurrency Rate Loan”) plus an applicable rate ranging from 1.00% to 1.50% for Base Rate Loans and 2.00% to 2.50% for Eurocurrency Rate Loans, depending on the amount of credit available. As of March 31, 2019, the Company had no borrowings under the Asset-Based Term Loan Credit Agreement.

As of March 31, 2019, we also had exposure to changes in interest rates through the term loan under our Amended and Restated Credit Agreement, which bears an interest rate per annum based on the character of the loan (defined as either “Base Rate Loan” or “Eurocurrency Rate Loan”) plus an applicable rate of 4.00% to 5.00% depending on loan type (the “Applicable Rate”), payable bi-monthly in arrears. As of March 31, 2019, a 50 basis point increase or decrease in interest rates would increase or decrease our annual interest expense by approximately $2.6 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of March 31, 2019. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of March 31, 2019 at a reasonable assurance level.

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

Part II - Other Information

Item 1. Legal Proceedings

For a description of the Company’s legal proceedings, refer to Note 19, part (d), to the unaudited Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” sections in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, together with the cautionary statement under the caption “Cautionary Note Regarding Forward Looking Statements” in this report. These described risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information about shares of common stock that were repurchased during the first quarter of 2019.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1, 2019 through January 31, 2019	9,699	$64.03	—	$—
February 1, 2019 through February 28, 2019	6,188	$61.27	—	$—
March 1, 2019 through March 31, 2019	55,149	$57.50	—	$—
	71,036		—	$—
(1) The Company is authorized to repurchase common shares from employees (upon the election by the employee) to satisfy the employees’ statutory tax withholdings upon the vesting of stock grants. Shares that are repurchased to satisfy the employees’ statutory tax withholdings are recorded in treasury stock at cost.

Refer to Note 14 for information about repurchases related to warrants during the current quarter.

Item 4. Mine Safety Disclosures

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Refer to the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTURA ENERGY, INC.
Date: May 15, 2019	By:	/s/ Charles Andrew Eidson
	Name:	Charles Andrew Eidson
	Title:	Interim Co-Chief Executive Officer, Executive Vice President and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
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

31*	Certifications Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32*	Certifications Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002
95*	Mine Safety Disclosure Exhibit
101.INS*	XBRL instance document
101.SCH*	XBRL taxonomy extension schema
101.CAL*	XBRL taxonomy extension calculation linkbase
101.DEF*	XBRL taxonomy extension definition linkbase
101.LAB*	XBRL taxonomy extension label linkbase
101.PRE*	XBRL taxonomy extension presentation linkbase
* Filed herewith