Form 10-Q
period 2019-06-30
Contura Energy, Inc.
filed 2019-08-14
CIK 1704715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of July 31, 2019: 19,218,122

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

•	our relationships with, and other conditions affecting, our customers, including the inability to collect payments from our customers if their creditworthiness declines;

•	changes in, renewal or acquisition of, terms of and performance of customers under coal supply arrangements and the refusal by our customers to receive coal under agreed contract terms;

•	our ability to obtain, maintain or renew any necessary permits or rights, and our ability to mine properties due to defects in title on leasehold interests;

•	attracting and retaining key personnel and other employee workforce factors, such as labor relations;

•	funding for and changes in employee benefit obligations;

•	any new or increased liabilities, including reclamation obligations, that we may incur in connection with the recent Chapter 11 bankruptcy filing by Blackjewel L.L.C.;

•	cybersecurity attacks or failures, threats to physical security, extreme weather conditions or other natural disasters;

•	reclamation and mine closure obligations;

•	our assumptions concerning economically recoverable coal reserve estimates;

•	our ability to negotiate new United Mine Workers of America wage agreements on terms acceptable to us, increased unionization of our workforce in the future, and any strikes by our workforce;

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

•
other factors, including the other factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of this Report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Part I - Financial Information

Item 1. Financial Statements
CONTURA ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Coal revenues	$653,828	$525,168	$1,260,788	$1,003,533
Other revenues	2,378	3,750	4,532	7,717
Total revenues	656,206	528,918	1,265,320	1,011,250
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	496,746	431,304	1,012,440	802,048
Depreciation, depletion and amortization	62,814	11,222	124,085	22,810
Accretion on asset retirement obligations	6,847	1,596	13,079	4,056
Amortization of acquired intangibles, net	(343)	1,104	(7,026)	11,310
Asset impairment	5,826	—	5,826	—
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	14,783	11,951	35,734	31,108
Merger related costs	156	3,423	987	3,883
Total other operating (income) loss:
Mark-to-market adjustment for acquisition-related obligations	1,014	—	2,950	—
Other expenses (income)	1,414	(16,407)	(7,485)	(16,506)
Total costs and expenses	589,257	444,193	1,180,590	858,709
Income from operations	66,949	84,725	84,730	152,541
Other income (expense):
Interest expense	(16,077)	(8,779)	(31,232)	(17,984)
Interest income	1,885	191	3,821	322
Loss on modification and extinguishment of debt	(26,459)	—	(26,459)	—
Equity loss in affiliates	(2,475)	(1,170)	(2,959)	(1,233)
Miscellaneous loss, net	(523)	(270)	(1,389)	(583)
Total other expense, net	(43,649)	(10,028)	(58,218)	(19,478)
Income from continuing operations before income taxes	23,300	74,697	26,512	133,063
Income tax benefit (expense)	1,000	(55)	5,778	(121)
Net income from continuing operations	24,300	74,642	32,290	132,942
Discontinued operations:
Loss from discontinued operations before income taxes	(163,867)	(854)	(165,457)	(2,213)
Income tax benefit from discontinued operations	25,906	—	26,321	—
Loss from discontinued operations	(137,961)	(854)	(139,136)	(2,213)
Net (loss) income	$(113,661)	$73,788	$(106,846)	$130,729

Basic income (loss) per common share:
Income from continuing operations	$1.27	$7.75	$1.70	$13.87
Loss from discontinued operations	(7.21)	(0.08)	(7.32)	(0.23)

Net (loss) income	$(5.94)	$7.67	$(5.62)	$13.64

Diluted income (loss) per common share
Income from continuing operations	$1.25	$7.24	$1.66	$12.91
Loss from discontinued operations	(7.10)	(0.08)	(7.14)	(0.22)
Net (loss) income	$(5.85)	$7.16	$(5.48)	$12.69

Weighted average shares - basic	19,123,705	9,625,874	19,009,643	9,587,457
Weighted average shares - diluted	19,420,471	10,306,043	19,480,183	10,299,539

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

CONTURA ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net (loss) income	$(113,661)	$73,788	$(106,846)	$130,729
Other comprehensive income (loss), net of tax:
Employee benefit plans:
Amortization of and adjustments to employee benefit costs	$1,187	$(87)	$1,426	$(50)
Income tax expense	(310)	—	(372)	—
Total other comprehensive income (loss), net of tax	$877	$(87)	$1,054	$(50)
Total comprehensive (loss) income	$(112,784)	$73,701	$(105,792)	$130,679
Refer to accompanying Notes to Condensed Consolidated Financial Statements.

CONTURA ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$249,597	$233,599
Trade accounts receivable, net of allowance for doubtful accounts of $0 as of June 30, 2019 and December 31, 2018	280,025	292,617
Inventories, net	164,303	121,965
Prepaid expenses and other current assets	166,702	158,945
Current assets - discontinued operations	2,059	22,475
Total current assets	862,686	829,601
Property, plant, and equipment, net of accumulated depreciation and amortization of $220,260 and $106,766 as of June 30, 2019 and December 31, 2018	630,654	699,990
Owned and leased mineral rights, net of accumulated depletion and amortization of $18,769 and $11,390 as of June 30, 2019 and December 31, 2018	569,394	528,232
Goodwill	101,019	95,624
Other acquired intangibles, net of accumulated amortization of $32,634 and $20,267 as of June 30, 2019 and December 31, 2018	146,554	154,584
Long-term restricted cash	216,568	227,173
Deferred income taxes	54,466	27,179
Other non-current assets	198,449	183,675
Total assets	$2,779,790	$2,746,058
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$28,885	$42,743
Acquisition-related obligations - current	33,060	27,334
Trade accounts payable	89,214	114,568
Accrued expenses and other current liabilities	157,948	148,699
Current liabilities - discontinued operations	17,298	21,892
Total current liabilities	326,405	355,236
Long-term debt	580,519	545,269
Acquisition-related obligations - long-term	67,049	72,996
Workers’ compensation and black lung obligations	245,972	249,294
Pension obligations	180,274	180,802
Asset retirement obligations	217,830	203,694
Deferred income taxes	6,908	15,118
Other non-current liabilities	40,596	52,415
Non-current liabilities - discontinued operations	147,016	94
Total liabilities	1,812,569	1,674,918
Commitments and Contingencies (Note 17)
Stockholders’ Equity
Preferred stock - par value $0.01, 5.0 million shares authorized, none issued	—	—
Common stock - par value $0.01, 50.0 million shares authorized, 20.4 million issued and 19.2 million outstanding at June 30, 2019 and 20.2 million issued and 19.1 million outstanding at December 31, 2018	204	202
Additional paid-in capital	768,046	761,301
Accumulated other comprehensive loss	(22,076)	(23,130)

Treasury stock, at cost: 1.2 million shares at June 30, 2019 and 1.1 million shares at December 31, 2018	(75,236)	(70,362)
Retained earnings	296,283	403,129
Total stockholders’ equity	967,221	1,071,140
Total liabilities and stockholders’ equity	$2,779,790	$2,746,058

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

CONTURA ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net (loss) income	$(106,846)	$130,729
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	269,997	22,810
Amortization of acquired intangibles, net	(7,026)	11,310
Accretion of acquisition-related obligations discount	3,220	3,020
Amortization of debt issuance costs and accretion of debt discount	6,724	1,499
Mark-to-market adjustment for acquisition-related obligations	2,950	—
Loss (gain) on disposal of assets	1,372	(16,502)
Gain on assets acquired in an exchange transaction	(9,083)	—
Loss on modification and extinguishment of debt	26,459	—
Asset impairment	22,294	—
Accretion on asset retirement obligations	13,079	4,056
Employee benefit plans, net	9,564	5,324
Deferred income taxes	(33,623)	—
Stock-based compensation	4,774	7,125
Equity loss in affiliates	2,959	1,233
Other, net	405	(292)
Changes in operating assets and liabilities	(90,086)	(54,706)
Net cash provided by operating activities	117,133	115,606
Investing activities:
Capital expenditures	(83,882)	(38,349)
Payments on disposal of assets	—	(10,250)
Proceeds on disposal of assets	1,048	464
Purchases of investment securities - held to maturity	(9,899)	(1,446)
Maturity of investment securities - held to maturity	21,316	—
Capital contributions to equity affiliates	(4,807)	(525)
Other, net	93	—
Net cash used in investing activities	(76,131)	(50,106)
Financing activities:
Proceeds from borrowings on debt	544,946	—
Principal repayments of debt	(550,000)	(5,323)
Principal repayments of notes payable	(821)	(2,939)
Principal repayments of financing lease obligations	(2,100)	(139)
Debt issuance costs	(5,839)	—
Common stock repurchases and related expenses	(4,874)	(4,838)
Other, net	914	(49)
Net cash used in financing activities	(17,774)	(13,288)
Net increase in cash and cash equivalents and restricted cash	23,228	52,212
Cash and cash equivalents and restricted cash at beginning of period	477,246	193,960
Cash and cash equivalents and restricted cash at end of period	$500,474	$246,172

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	As of June 30,
	2019	2018
Cash and cash equivalents	$249,597	$199,252
Short-term restricted cash (included in Prepaid expenses and other current assets)	34,309	11,680
Long-term restricted cash	216,568	35,240
Total cash and cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$500,474	$246,172

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

CONTURA ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Retained Earnings	Total Stockholders’ Equity
Balances, December 31, 2017	$108	$40,616	$(1,948)	$(50,092)	$103,964	$92,648
Net income	—	—	—	—	56,941	56,941
Other comprehensive income, net	—	—	37	—	—	37
Stock-based compensation and net issuance of common stock for share vesting	—	4,479	—	—	—	4,479
Common stock repurchases and related expenses	—	—	—	(4,835)	—	(4,835)
Balances, March 31, 2018	$108	$45,095	$(1,911)	$(54,927)	$160,905	$149,270
Net income	—	—	—	—	73,788	73,788
Other comprehensive loss, net	—	—	(87)	—	—	(87)
Stock-based compensation and net issuance of common stock for share vesting	—	2,114	—	—	—	2,114
Exercise of stock options	—	62	—	—	—	62
Warrant exercises	—	2	—	(3)	—	(1)
Balances, June 30, 2018	$108	$47,273	$(1,998)	$(54,930)	$234,693	$225,146

Balances, December 31, 2018	$202	$761,301	$(23,130)	$(70,362)	$403,129	$1,071,140
Net income	—	—	—	—	6,815	6,815
Other comprehensive income, net	—	—	177	—	—	177
Stock-based compensation and net issuance of common stock for share vesting	—	6,377	—	—	—	6,377
Exercise of stock options	1	305	—	—	—	306
Common stock repurchases and related expenses	—	—	—	(4,171)	—	(4,171)
Balances, March 31, 2019	$203	$767,983	$(22,953)	$(74,533)	$409,944	$1,080,644
Net loss	—	—	—	—	(113,661)	(113,661)
Other comprehensive income, net	—	—	877	—	—	877
Stock-based compensation and net issuance of common stock for share vesting	—	(545)	—	—	—	(545)
Exercise of stock options	1	589	—	—	—	590
Common stock repurchases and related expenses	—	—	—	(703)	—	(703)
Warrant exercises	—	19	—	—	—	19
Balances, June 30, 2019	$204	$768,046	$(22,076)	$(75,236)	$296,283	$967,221
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
The Condensed Consolidated Financial Statements include all wholly-owned subsidiaries’ results of operations for the three and six months ended June 30, 2019 and 2018. All significant intercompany transactions have been eliminated in consolidation.

The accompanying interim Condensed Consolidated Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP as long as the financial statements are not misleading. In the opinion of management, these interim Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or any other period. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Reclassifications
Accretion on asset retirement obligations has been reclassified in the prior year from cost of coal sales to a separate line item in the Condensed Consolidated Statements of Operations to conform to the current year presentation. Freight and handling costs has been reclassified in the prior year from a separate line item into cost of coal sales in the Condensed Consolidated Statements of Operations to conform to the current year presentation.
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

As a result of the adoption, the Company recorded operating lease right-of-use assets and lease liabilities on our Condensed Consolidated Balance Sheet. The following table summarizes the impact of the adoption of ASC 842 to the Company’s Condensed Consolidated Balance Sheet:

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

		Balance at December 31, 2018 (1)	Adjustments	Balance at January 1, 2019
Assets	Balance Sheet Classification
Operating lease right-of-use assets	Other non-current assets	$—	$11,845	$11,845
Financing lease assets	Property, plant, and equipment, net	9,786	—	9,786
Total lease assets		$9,786	$11,845	$21,631

Liabilities	Balance Sheet Classification
Operating lease liabilities - current	Accrued expenses and other current liabilities	$—	$3,624	$3,624
Financing lease liabilities - current	Current portion of long-term debt	2,110	—	2,110
Operating lease liabilities - long-term	Other non-current liabilities	—	8,221	8,221
Financing lease liabilities - long-term	Long-term debt	4,313	—	4,313
Total lease liabilities		$6,423	$11,845	$18,268
(1) Balances do not include measurement-period adjustments recorded during the three months ended June 30, 2019. Refer to Note 2 for further details on measurement-period adjustments recorded during the period.

The adoption of ASC 842 did not have an impact on our Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income, or Condensed Consolidated Statements of Cash Flows. Refer to Note 9 for further disclosure requirements under the new standard.

Credit Losses: In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Credit Losses (“ASU 2016-13”). ASU 2016-13, along with related amendments and improvements issued in 2018 and 2019, replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable supportable information to inform credit loss estimates. Management is currently evaluating the impact on the Company’s Condensed Consolidated Financial Statements and related disclosures.

Stock Compensation: In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The Company adopted ASU 2018-07 during the first quarter of 2019. The adoption of this ASU did not have a material impact on the Company's Condensed Consolidated Financial Statements and related disclosures.
(2) Mergers and Acquisitions

A Merger with ANR, Inc. (“ANR”) and Alpha Natural Resources Holdings, Inc. (“Holdings”, and, together with ANR, the "Alpha Companies”) was completed on November 9, 2018 (the “Merger” or the “Alpha Merger”).

Preliminary Allocation of Purchase Price

There were no measurement-period adjustments recorded during the period from the acquisition date to June 30, 2019 that impacted the preliminary purchase price of $688,534. As of June 30, 2019, the fair value allocation for the acquisition is preliminary and will be finalized when the valuation and the related internal controls over financial reporting are completed. Differences between the preliminary and final allocation could be material. The Company’s estimates and assumptions are subject to change during the measurement period (up to one year from the closing of the acquisition), as the Company finalizes the accounting for the purchase price of the assets acquired and liabilities assumed. The primary areas of the purchase price allocation that are not yet finalized relate to the areas of property plant and equipment, owned and leased mineral rights, acquired intangibles, goodwill, asset retirement obligations, taxes, accounts payable, and other contingencies. The Company continues to review the significant amount of data and assumptions used in these areas which could cause a reallocation of the purchase price. The below table is a preliminary allocation of the assets acquired and the liabilities the Company assumed in the acquisition as of December 31, 2018, along with adjustments through the second quarter of 2019 resulting in the preliminary allocation as of June 30, 2019.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

The total purchase price has been preliminarily allocated to the net tangible and intangible assets of Alpha Companies as follows:

	Provisional as of December 31, 2018	Adjustments	Provisional as of June 30, 2019
Cash and cash equivalents	$29,939	$—	$29,939
Trade and other receivables	60,714	—	60,714
Inventories	85,635	—	85,635
Short-term restricted cash	10,592	—	10,592
Other current assets	38,495	7,929	46,424
Property, plant, and equipment	504,852	(33,930)	470,922
Owned and leased mineral rights	516,201	39,031	555,232
Other intangible assets	154,041	4,453	158,494
Long-term restricted cash	182,049	—	182,049
Long-term restricted investments	28,809	—	28,809
Other non-current assets	68,022	(3,915)	64,107
Total assets	$1,679,349	$13,568	$1,692,917

Accounts payable	$69,049	$(2,711)	$66,338
Accrued expenses and other current liabilities	76,774	2,139	78,913
Long-term debt, including current portion	144,832	3,618	148,450
Acquisition related obligations	74,346	5,738	80,084
Pension obligations	158,005	3,596	161,601
Asset retirement obligation, including current portion	163,636	12,718	176,354
Deferred income taxes, including current portion	134,924	(2,246)	132,678
Other intangible liabilities	57,219	—	57,219
Other non-current liabilities	207,654	(3,889)	203,765
Total liabilities	$1,086,439	$18,963	$1,105,402

Goodwill	$95,624	$5,395	$101,019

Allocation of purchase price	$688,534	$—	$688,534

During the six months ended June 30, 2019, the Company recorded measurement-period adjustments to the provisional opening balance sheet as shown in the table above. Adjustments were made primarily to property, plant and equipment, owned and leased mineral rights and asset retirement obligations. There were no material measurement-period adjustments impacting current-period earnings that would have been recorded in the previous reporting period if the adjustments to the provisional amounts had been recognized as of the acquisition date.

In connection with the Merger, the Company originally recorded provisional goodwill of $95,624, which represents the excess of the purchase price over the estimated fair value of tangible and intangible asset acquired, net of liabilities assumed. As a result of measurement-period adjustments recorded during the six months ended June 30, 2019, the provisional amount of goodwill increased by $5,395 resulting in provisional goodwill of $101,019 as of June 30, 2019. The goodwill is attributed primarily to the following factors: (i) anticipated operating and administrative synergies, and (ii) deferred income taxes arising from the differences between the preliminary purchase price allocated to the assets and liabilities acquired based on fair value and the tax basis of these assets and liabilities. The goodwill is not deductible for tax purposes. The Company’s provisional estimate of goodwill is not yet finalized and has been allocated to the Company’s CAPP-Met reportable segment.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

The following table represents the intangible assets and the weighted-average amortization periods as of the acquisition date:

	Provisional as of June 30, 2019	Weighted-Average Amortization Period (In Years)
Mining permits	$157,645	12.62
Above-market coal supply agreements	849	1.03
Below-market coal supply agreements	(57,219)	2.10
Total acquired intangibles:	$101,275	10.46

The Condensed Consolidated Statements of Operations include acquisition related expenses (on a pre-tax basis) of $156 and $3,423 in Merger related costs for the three months ended June 30, 2019 and 2018, respectively. The Condensed Consolidated Statements of Operations include acquisition related expenses (on a pre-tax basis) of $987 and $3,883 in Merger related costs for the six months ended June 30, 2019 and 2018, respectively. Acquisition related expenses include professional fees related to legal, tax, advisory integration services and contract related matters.

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

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	As reported	Pro forma	As reported	Pro forma
Total revenues	$528,918	$712,204	$1,011,250	$1,338,953
Income from continuing operations	$74,642	$105,117	$132,942	$179,646

Basic income per common share:
Income from continuing operations	$7.75	$5.53	$13.87	$9.47
Diluted income per common share:
Income from continuing operations	$7.24	$5.34	$12.91	$9.13

Weighted average shares - basic	9,625,874	19,004,073	9,587,457	18,965,656
Weighted average shares - diluted	10,306,043	19,684,242	10,299,539	19,677,738

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

The pro forma results for the three and six months ended June 30, 2018 include $3,423 and $3,883, respectively, of merger-related costs primarily related to professional service fees.

(3) Discontinued Operations

The discontinued operations include the Company’s former PRB segment. On December 8, 2017, the Company closed a transaction (“PRB Transaction”) with Blackjewel L.L.C. (“Blackjewel” or the “Buyer”) to sell the Eagle Butte and Belle Ayr mines located in the PRB. During the anticipated permit transfer period, the Company maintained the required reclamation bonds and related collateral. As of June 30, 2019, the Company had outstanding surety bonds with a total face amount of $237,310 to secure various obligations and commitments related to the PRB. As the permits associated with the PRB Transaction have not transferred due to the Blackjewel Chapter 11 bankruptcy filing on July 1, 2019, the Company no longer anticipates the related restricted cash and deposits will be returned in the near term to operating cash. Refer to Note 19 for

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

further details within subsequent event disclosures.

The major components of net income (loss) from discontinued operations in the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Total revenues (1)	$52	$182	$148	$1,115
Costs and expenses:
Depreciation, depletion and amortization (2)	$145,913	$—	$145,913	$—
Asset impairment (3)	$16,468	$—	$16,468	$—
Other expenses	$1,349	$1,104	$2,939	$2,402
Other non-major expense (income) items, net	$189	$(68)	$285	$926
(1) Total revenues for the three and six months ended June 30, 2019 and 2018 consisted entirely of other revenues.
(2) The depreciation, depletion and amortization is primarily related to an increase in the asset retirement obligation as a result of the Blackjewel Chapter 11 bankruptcy filing on July 1, 2019. The Company remeasured the liability based on the expectation that the mining permits will not transfer and Blackjewel is not expected to perform on their contractual obligation to reclaim the properties due to Blackjewel’s Chapter 11 bankruptcy filing. The increase in the asset retirement obligation was expensed in the three months ended June 30, 2019 as there are no related mining assets. The estimates and assumptions used to determine the asset retirement obligation as of June 30, 2019 will continue to be evaluated and updated as additional information becomes available in subsequent periods. Refer to Note 19 for further details within subsequent event disclosures.
(3) The asset impairment is primarily related to the write-off of a tax receivable. Refer to the disclosures below for further details.

Refer to Note 6 for net income (loss) per share information related to discontinued operations.

The major components of asset and liabilities that are classified as discontinued operations in the Condensed Consolidated Balance Sheets are as follows:

	June 30, 2019	December 31, 2018
Assets:
Accounts receivable, net	$1,060	$5
Prepaid expenses and other current assets	$999	$22,470

Liabilities:
Trade accounts payable, accrued expenses and other current liabilities (1)	$17,298	$21,892
Asset retirement obligations (2)	$146,921	$—
Other non-current liabilities	$95	$94
(1) The liabilities are primarily comprised of taxes for which the Company is considered to be the primary obligor but for which the Buyer is contractually obligated to pay. During the three months ended June 30, 2019, the Company recorded an impairment charge for the offsetting receivable from the Buyer as a result of the Blackjewel Chapter 11 bankruptcy filing on July 1, 2019. Refer to Note 19 for further details within subsequent event disclosures.
(2) Refer to discussion of asset retirement obligation in the table above.

The major components of cash flows related to discontinued operations are as follows:

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Other significant operating non-cash items related to discontinued operations:
Depreciation, depletion and amortization	$145,913	$—	$145,913	$—

Blackjewel Surety Bonding
During the third quarter of 2018, the Company recorded a guarantee within discontinued operations to account for the Blackjewel surety bonding arrangement with no material impact on the Company's Condensed Consolidated Financial Statements. During the three months ended June 30, 2019, the Company reversed the guarantee liability as a result of the Blackjewel Chapter 11 bankruptcy filing on July 1, 2019 and the expectation of the permits not transferring to Blackjewel. Refer to Note 19 for further details within subsequent event disclosures.

(4) Revenue

Disaggregation of Revenue from Contracts with Customers

The following tables disaggregate the Company’s coal revenues by product category and by market to depict how the nature, amount, timing, and uncertainty of the Company’s coal revenues and cash flows are affected by economic factors:

	Three Months Ended June 30, 2019
	Met	Thermal	Total
Export coal revenues	$345,576	$17,262	$362,838
Domestic coal revenues	156,053	134,937	290,990
Total coal revenues	$501,629	$152,199	$653,828

	Three Months Ended June 30, 2018
	Met	Thermal	Total
Export coal revenues	$453,581	$7,909	$461,490
Domestic coal revenues	14,940	48,738	63,678
Total coal revenues	$468,521	$56,647	$525,168

	Six Months Ended June 30, 2019
	Met	Thermal	Total
Export coal revenues	$679,762	$26,382	$706,144
Domestic coal revenues	292,311	262,333	554,644
Total coal revenues	$972,073	$288,715	$1,260,788

	Six Months Ended June 30, 2018
	Met	Thermal	Total
Export coal revenues	$867,259	$15,786	$883,045
Domestic coal revenues	22,864	97,624	120,488
Total coal revenues	$890,123	$113,410	$1,003,533

Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied as of June 30, 2019.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Remainder of 2019	2020	2021	2022	2023	Total
Estimated coal revenues	$129,558	$269,340	$117,590	$69,943	$84,268	$670,699

Contract Balances

During the six months ended June 30, 2019, the Company paid amounts under certain contracts related to the modification of contract terms. These payments were deferred and allocated to the remaining performance obligations after contract modification. The following table includes the opening and closing balances of contract assets from modifications with contracts with customers, which are included within prepaid expenses and other current assets on the Company’s Condensed Consolidated Balance Sheets:

	June 30, 2019	December 31, 2018
Contract assets (1)	$2,204	$950
(1) Amounts primarily relate to payments made upon modification of coal contracts.

Of the December 31, 2018 contract asset balance, $293 and $517 was recognized within coal revenues in the Company’s Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2019, respectively. During the three and six months ended June 30, 2018, there were no contract balances as of December 31, 2017 recognized within the Company’s Condensed Consolidated Statements of Operations.

(5) Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes to accumulated other comprehensive income (loss) during the six months ended June 30, 2019 and 2018:

	Balance January 1, 2019	Other comprehensive income (loss) before reclassifications	Amounts reclassified from accumulated other comprehensive income (loss)	Balance June 30, 2019
Employee benefit costs	$(23,130)	$713	$341	$(22,076)

	Balance January 1, 2018	Other comprehensive income (loss) before reclassifications	Amounts reclassified from accumulated other comprehensive income (loss)	Balance June 30, 2018
Employee benefit costs	$(1,948)	$(128)	$78	$(1,998)

The following table summarizes the amounts reclassified from accumulated other comprehensive income (loss) and the Condensed Consolidated Statements of Operations line items affected by the reclassification during the three and six months ended June 30, 2019 and 2018:

Details about accumulated other comprehensive income (loss) components	Amounts reclassified from accumulated other comprehensive income (loss)				Affected line item in the Condensed Consolidated Statements of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Employee benefit costs:
Amortization of actuarial loss	$222	$41	$461	$78	(1) Miscellaneous loss, net
Income tax expense	(58)	—	(120)	—	Income tax benefit (expense)
Total, net of income tax	$164	$41	$341	$78
(1) These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit costs for black lung and life insurance. Refer to Note 15.

(6) Net Income (Loss) Per Share

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

The number of shares used to calculate basic net income (loss) per common share is based on the weighted average number of the Company’s outstanding common shares during the respective period. The number of shares used to calculate diluted net income (loss) per common share is based on the number of common shares used to calculate basic net income (loss) per share plus the dilutive effect of stock options and other stock-based instruments held by the Company’s employees and directors during the period, and the Company’s outstanding Series A warrants. The warrants become dilutive for net income (loss) per common share calculations when the market price of the Company’s common stock exceeds the exercise price. For the three and six months ended June 30, 2019, 95,162 stock options and 131,707 restricted stock units were excluded from the computation of dilutive net income (loss) per share because they would have been anti-dilutive. For the three and six months ended June 30, 2018, 129,520 stock options were excluded from the computation of dilutive net income (loss) per share because they would have been anti-dilutive. These potential shares could dilute net income (loss) per share in the future.

The following table presents the net income (loss) per common share for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)
Income from continuing operations	$24,300	$74,642	$32,290	$132,942
Loss from discontinued operations	(137,961)	(854)	(139,136)	(2,213)
Net (loss) income	$(113,661)	$73,788	$(106,846)	$130,729

Basic
Weighted average common shares outstanding - basic	19,123,705	9,625,874	19,009,643	9,587,457

Basic income (loss) per common share:
Income from continuing operations	$1.27	$7.75	$1.70	$13.87
Loss from discontinued operations	(7.21)	(0.08)	(7.32)	(0.23)
Net (loss) income	$(5.94)	$7.67	$(5.62)	$13.64

Diluted
Weighted average common shares outstanding - basic	19,123,705	9,625,874	19,009,643	9,587,457
Diluted effect of warrants	143,571	260,919	179,807	253,795
Diluted effect of stock options	74,278	261,849	139,956	268,364
Diluted effect of restricted share units, restricted stock shares and performance-based restricted share units	78,917	157,401	150,777	189,923
Weighted average common shares outstanding - diluted	19,420,471	10,306,043	19,480,183	10,299,539

Diluted income (loss) per common share:
Income from continuing operations	$1.25	$7.24	$1.66	$12.91
Loss from discontinued operations	(7.10)	(0.08)	(7.14)	(0.22)
Net (loss) income	$(5.85)	$7.16	$(5.48)	$12.69

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

(7) Inventories, net
Inventories, net consisted of the following:

	June 30, 2019	December 31, 2018
Raw coal	$34,288	$33,607
Saleable coal	104,141	63,767
Materials, supplies and other, net	25,874	24,591
Total inventories, net	$164,303	$121,965

(8) Goodwill and Acquired Intangibles
Goodwill

In connection with the Merger, the Company recorded provisional goodwill. Refer to Note 2 for information on goodwill.

Acquired Intangibles

The Company has recognized assets for acquired above market-priced coal supply agreements and acquired mine permits and liabilities for acquired below market-priced coal supply agreements. The coal supply agreements were valued based on the present value of the difference between the expected net contractual cash flows based on the stated contract terms, and the estimated net contractual cash flows derived from applying forward market prices at the Merger or acquisition date for new contracts of similar terms and conditions. The acquired mine permits were valued based on the replacement cost and lost profits method as of the Merger date. The balances and respective balance sheet classifications of such assets and liabilities as of June 30, 2019 and December 31, 2018, net of accumulated amortization, are set forth in the following tables:

	June 30, 2019
	Assets (1)	Liabilities (2)	Net Total
Coal supply agreements, net	$3,923	$(14,402)	$(10,479)
Acquired mine permits, net	142,631	—	142,631
Total	$146,554	$(14,402)	$132,152

	December 31, 2018
	Assets (1)	Liabilities (2)	Net Total
Coal supply agreements, net	$4,687	$(33,912)	$(29,225)
Acquired mine permits, net	149,897	—	149,897
Total	$154,584	$(33,912)	$120,672
(1) Included within other acquired intangibles, net of accumulated amortization on the Company’s Condensed Consolidated Balance Sheets.
(2) Included within other non-current liabilities on the Company’s Condensed Consolidated Balance Sheets.

The acquired mine permits are amortized over the estimated life of the associated mine. The coal supply agreement assets and liabilities are amortized over the actual number of tons shipped over the life of each contract. Amortization of mine permits acquired as a result of the Merger was $5,664 and $11,605 for the three and six months ended June 30, 2019 which is reported within amortization of acquired intangibles, net in the Condensed Consolidated Statements of Operations. Amortization of above-market coal supply agreements was $122 and $1,104, and amortization of below-market coal supply agreements was ($6,129) and $0, resulting in a net (income) expense of ($6,007) and $1,104 for the three months ended June 30, 2019 and 2018, respectively, which is reported within amortization of acquired intangibles, net in the Condensed Consolidated Statements of Operations. Amortization of above-market coal supply agreements was $879 and $11,310, and amortization of below-market coal supply agreements was ($19,510) and $0, resulting in a net (income) expense of ($18,631) and $11,310 for the six months ended June 30, 2019 and 2018, respectively, which is reported within amortization of acquired intangibles, net in the Condensed Consolidated Statements of Operations.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

(9) Leases

Subsequent to the adoption of ASC 842, the Company recognizes right of use assets and lease liabilities on the balance sheet for all leases with a term longer than 12 months. The discount rates used to determine the present value of the lease assets and liabilities are based on the Company’s incremental borrowing rate at the lease commencement date and commensurate with the remaining lease term. For leases with a term of 12 months or less, no right of use assets or liabilities are recognized on the balance sheet and the Company recognizes the lease expense on a straight-line basis over the lease term. Additionally, the Company recognizes variable lease payments as an expense in the period incurred.

The Company’s lease population consists primarily of vehicle and heavy equipment leases and leases for office equipment. The Company’s building and land leases relate to corporate office space and certain site offices. The Company determines whether a contract contains a lease based on whether the Company obtains the right to control the use of specifically identifiable property, plant, and equipment for a period of time in exchange for consideration. For the six months ended June 30, 2019 the Company identified no instances requiring significant judgment in determining whether any contract entered into during the period were or were not leases. Additionally, the Company had no material sublease agreements within the scope of ASC 842 or lease agreements for which the Company was the lessor for the six months ended June 30, 2019.

Renewal options in the Company’s lease population primarily relate to month-to-month extensions on vehicle leases and are immaterial both individually and in the aggregate. The Company includes renewal options that are reasonably certain to be exercised in the measurement lease liabilities. As of June 30, 2019, the Company does not intend to exercise any termination options on existing leases.

As of June 30, 2019, the Company had the following right-of-use assets and lease liabilities within the Company’s Condensed Consolidated Balance Sheets:

		June 30, 2019
Assets	Balance Sheet Classification
Financing lease assets	Property, plant, and equipment, net	$11,134
Operating lease right-of-use assets	Other non-current assets	9,525
Total lease assets		$20,659

Liabilities	Balance Sheet Classification
Financing lease liabilities - current	Current portion of long-term debt	$3,038
Operating lease liabilities - current	Accrued expenses and other current liabilities	2,091
Financing lease liabilities - long-term	Long-term debt	5,649
Operating lease liabilities - long-term	Other non-current liabilities	7,434
Total lease liabilities		$18,212

Total lease costs and other lease information for the three and six months ended June 30, 2019 included the following:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease cost (1)
Finance lease cost:
Amortization of leased assets	$1,013	$1,653
Interest on lease liabilities	214	258
Operating lease cost	191	1,330
Short-term lease cost	541	980
Total lease cost	$1,959	$4,221
(1) The Company had no variable lease costs or sublease income for the six months ended June 30, 2019.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

Six Months Ended June 30, 2019
Other information
Cash paid for amounts included in the measurement of lease liabilities	$4,154
Operating cash flows from finance leases	$258
Operating cash flows from operating leases	$2,310
Financing cash flows from finance leases	$1,586
Right-of-use assets obtained in exchange for new finance lease liabilities	$750

Lease Term and Discount Rate
Weighted-average remaining lease term in months - finance leases	35.0
Weighted-average remaining lease term in months - operating leases	95.9
Weighted-average discount rate - finance leases	4.9%
Weighted-average discount rate - operating leases	10.9%

The Company has elected to show net instead of gross amounts for right-of-use assets and liabilities within its Condensed Consolidated Statements of Cash Flows.

The following table summarizes the maturity of our lease liabilities on an undiscounted cash flow basis and a reconciliation to the lease liabilities recognized in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2019:

	Finance Leases	Operating Leases
Lease cost
Remainder of 2019	$1,722	$1,784
2020	3,339	2,534
2021	2,702	1,885
2022	1,477	1,604
2023	62	1,155
Thereafter	—	6,216
Total future minimum lease payments	$9,302	$15,178
Imputed interest	(615)	(5,653)
Present value of future minimum lease payments	$8,687	$9,525

As of June 30, 2019, the Company had no leases with future commencement dates that will create significant rights or obligations for the Company.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

(10) Long-Term Debt
Long-term debt consisted of the following:

	June 30, 2019	December 31, 2018
Term Loan Credit Facility - due November 2025	$—	$550,000
Term Loan Credit Facility - due June 2024	561,800	—
LCC Note Payable	62,500	62,500
LCC Water Treatment Obligation	11,250	11,875
Other	10,150	8,395
Debt discount and issuance costs	(36,296)	(44,758)
Total long-term debt	609,404	588,012
Less current portion	(28,885)	(42,743)
Long-term debt, net of current portion	$580,519	$545,269

Term Loan Credit Facility - due June 2024
On June 14, 2019, the Company entered into a Credit Agreement with Cantor Fitzgerald Securities, as administrative agent and collateral agent, and the other lenders party thereto (as defined therein) that provides for a senior secured term loan facility in the aggregate principal amount of $561,800 with a maturity date of June 14, 2024 (the “Term Loan Credit Facility”). Principal repayments equal to approximately $1,405 are due each March, June, September and December (commencing with September 30, 2019) with the final principal repayment installment repaid on the maturity date and in an amount equal to the aggregate principal amount outstanding on such date. The Term Loan Credit Facility bears an interest rate per annum based on the character of the loan (defined as either “Base Rate Loan” or “Eurocurrency Rate Loan”) plus an applicable rate of 6.00% for Base Rate Loans and 7.00% for Eurocurrency Rate Loans on or prior to the second anniversary of the Closing Date and 7.00% or 8.00% thereafter (the “Applicable Rate”). Interest accrued on each Base Rate Loan is payable in arrears on the last business day of each March, June, September and December and the maturity date. Interest accrued on each Eurocurrency Rate Loan is payable in arrears on the last day of each interest period as defined therein. As of June 30, 2019, the borrowings made under the Term Loan Credit Facility were comprised of Eurocurrency Rate Loans with an interest rate of 9.41%, calculated as the eurocurrency rate during the period plus an applicable rate of 7.00%. As of June 30, 2019, the carrying value of the Term Loan Credit Facility was $538,070 with $5,618 classified as current, within the Condensed Consolidated Balance Sheets. As of December 31, 2018, the carrying value of the term loan credit facility under the Amended and Restated Credit Agreement dated November 9, 2018 was $521,667 with $20,625 classified as current, within the Condensed Consolidated Balance Sheets.

The Term Loan Credit Facility was provided primarily by certain of the Company’s existing shareholders (related parties) as of the agreement date. As such, the Company analyzed various factors of the transaction and concluded the Term Loan Credit Facility was issued at a reasonable market rate and therefore considered to be an arm’s length transaction.

The Company used the proceeds from the Term Loan Credit Facility to repay the outstanding principal balance of $543,125 under the Amended and Restated Credit Agreement dated November 9, 2018 and fees related to such refinancing. The Company recorded a loss on modification of debt of $255, primarily related to modification fees paid under the refinance, and a loss on extinguishment of debt of $26,204, primarily related to the write-off of outstanding debt discounts and unamortized debt issuance costs under the Amended and Restated Credit Agreement dated November 9, 2018, which are recorded in loss on modification and extinguishment of debt within the Condensed Consolidated Statements of Operations.

All obligations under the Term Loan Credit Facility are substantially guaranteed by the Company’s existing wholly owned domestic subsidiaries, and are required to be guaranteed by the Company’s future wholly owned domestic subsidiaries. Certain obligations under the Term Loan Facility are secured by a senior lien, subject to certain exceptions (including the ABL Priority Collateral described below), by substantially all of the Company’s assets and the assets of the Company’s subsidiary guarantors (“Term Loan Priority Collateral”), in each case subject to exceptions. The obligations under the Term Loan Credit Facility are also secured by a junior lien, again subject to certain exceptions, against the ABL Priority Collateral. The Term Loan Facility contains negative and affirmative covenants including certain financial covenants that are more flexible than the covenants on the Amended and Restated Credit Agreement dated November 9, 2018. The Company was in compliance with all covenants under this agreement as of June 30, 2019.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

Amended and Restated Asset-Based Revolving Credit Agreement

As of June 30, 2019, the Company had no borrowings and $39,474 letters of credit outstanding under the senior secured asset-based revolving credit facility (the “ABL Facility”).
The Amended and Restated Asset-Based Revolving Credit Agreement, as amended, and related documents contain negative and affirmative covenants including certain financial covenants. The Company was in compliance with all covenants under these agreements as of June 30, 2019.

LCC Note Payable

The Lexington Coal Company (“LCC”) Note Payable has no stated interest rate and an imputed interest rate of 12.45%. The carrying value of the LCC Note Payable was $52,641 and $49,361, with $17,500 and $17,500 reported within the current portion of long-term debt as of June 30, 2019 and December 31, 2018, respectively.

LCC Water Treatment Stipulation

The LCC Water Treatment Stipulation has no stated interest rate and an imputed interest rate of 13.12%. The carrying value of the LCC Water Treatment Stipulation was $8,543 and $8,589, with $2,500 and $1,875 reported within the current portion of long-term debt as of June 30, 2019 and December 31, 2018, respectively.

Finance Leases

The Company entered into financing leases for certain property and other equipment during 2019 and 2018. The Company’s liability for financing leases was $8,687 and $6,423, with $3,038 and $2,110 reported within the current portion of long-term debt as of June 30, 2019 and December 31, 2018, respectively. Financing leases are included in the other line item in the table above. Refer to Note 9 for additional information on leases.

(11) Acquisition-Related Obligations
Acquisition-related obligations consisted of the following:

	June 30, 2019	December 31, 2018
Contingent Revenue Obligation	$58,941	$59,880
Environmental Settlement Obligations	19,305	19,306
Reclamation Funding Liability	22,000	22,000
Retiree Committee VEBA Funding Settlement Liability	1,000	3,500
UMWA Funds Settlement Liability	6,000	6,000
Discount	(7,137)	(10,356)
Total acquisition-related obligations - long-term	100,109	100,330
Less current portion	(33,060)	(27,334)
Acquisition-related obligations, net of current portion	$67,049	$72,996

Contingent Revenue Obligation

As of June 30, 2019 and December 31, 2018 the carrying value of the Contingent Revenue Obligation was $58,941 and $59,880, with $15,708 and $9,459 classified as current, respectively, classified as an acquisition-related obligation in the Condensed Consolidated Balance Sheets. Refer to Note 13 for further disclosures related to the fair value assignment and methods used.

During the second quarter of 2019, the Company paid $9,627 pursuant to terms of the Contingent Revenue Obligation.

Environmental Settlement Obligations

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

As of June 30, 2019 and December 31, 2018, the carrying value of the Environmental Settlement Obligations was $15,748 and $14,768, net of discounts of $3,557 and $4,538, with $4,437 and $3,375 classified as current, respectively, all of which was classified as an acquisition-related obligation in the Condensed Consolidated Balance Sheets.

Reclamation Funding Agreement

As of June 30, 2019 and December 31, 2018, the carrying value of the Funding of Restricted Cash Reclamation liability was $19,856 and $18,106, net of discounts of $2,144 and $3,894, with $10,000 and $10,000 classified as current, respectively, all of which was classified as an acquisition-related obligation in the Condensed Consolidated Balance Sheets.

(12) Asset Retirement Obligations

The following table summarizes the changes in asset retirement obligations for the six months ended June 30, 2019:

Total asset retirement obligations at December 31, 2018	$228,448
Measurement-period adjustments (1)	12,718
Accretion for the period	13,065
Revisions in estimated cash flows	(43)
Expenditures for the period	(11,114)
Total asset retirement obligations at June 30, 2019	243,074
Less current portion	(25,244)
Long-term portion	$217,830
(1) Refer to Note 2 for additional information on the Merger and related measurement-period adjustments recorded during the six months ended June 30, 2019.

Refer to Note 3 for detail on the $146,921 increase in asset retirement obligations within discontinued operations due to the Blackjewel Chapter 11 bankruptcy filing. Additionally, refer to Note 19 for further details within subsequent event disclosures.

(13) Fair Value of Financial Instruments and Fair Value Measurements
The estimated fair values of financial instruments are determined based on relevant market information. These estimates involve uncertainty and cannot be determined with precision.
The carrying amounts for cash and cash equivalents, trade accounts receivable, net, prepaid expenses and other current assets, short-term and long-term restricted cash, short-term and long-term deposits, trade accounts payable, and accrued expenses and other current liabilities approximate fair value as of June 30, 2019 and December 31, 2018 due to the short maturity of these instruments.
The following tables set forth by level, within the fair value hierarchy, the Company’s long-term debt at fair value as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term Loan Credit Facility - due June 2024	$538,070	$560,396	$560,396	$—	$—
LCC Note Payable	52,641	52,029	—	—	52,029
LCC Water Treatment Obligation	8,543	8,475	—	—	8,475
Total long-term debt	$599,254	$620,900	$560,396	$—	$60,504

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

The following tables set forth by level, within the fair value hierarchy, the Company’s acquisition-related obligations at fair value as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Retiree Committee VEBA Funding Settlement Liability	$915	$933	$—	$—	$933
UMWA Funds Settlement Liability	4,649	4,900	—	—	4,900
Reclamation Funding Liability	19,856	20,260	—	—	20,260
Environmental Settlement Obligations	15,748	15,528	—	—	15,528
Total acquisition-related obligations	$41,168	$41,621	$—	$—	$41,621

	December 31, 2018
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Retiree Committee VEBA Funding Settlement Liability	$3,337	$3,391	$—	$—	$3,391
UMWA Funds Settlement Liability	4,239	4,729	—	—	4,729
Reclamation Funding Liability	18,106	19,362	—	—	19,362
Environmental Settlement Obligations	14,768	14,936	—	—	14,936
Total acquisition-related obligations	$40,450	$42,418	$—	$—	$42,418
(1) Net of discounts.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial and non-financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2019 and December 31, 2018. Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the determination of fair value for assets and liabilities and their placement within the fair value hierarchy levels.

	June 30, 2019
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent Revenue Obligation	$58,941	$—	$—	$58,941

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

The following table is a reconciliation of the financial and non-financial assets and liabilities that were accounted for at fair value on a recurring basis and that were categorized within Level 3 of the fair value hierarchy:

	December 31, 2018	Payments	Measurement Period Adjustments (1)	Loss Recognized in Earnings	Transfer In (Out) of Level 3 Fair Value Hierarchy	June 30, 2019
Contingent Revenue Obligation	$59,880	$(9,627)	$5,738	$2,950	$—	$58,941
(1) Refer to Note 2 for additional information on the Merger and related measurement-period adjustments recorded during the six months ended June 30, 2019.

The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the tables above:
Level 1 Fair Value Measurements
Term Loan Credit Facility - due June 2024 and Term Loan Credit Facility - due November 2025 - The fair value is based on observable market data.

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

(14) Income Taxes

For the six months ended June 30, 2019, the Company recorded income tax benefit of $5,778 on income from continuing operations before income taxes of $26,512. The income tax benefit differs from the expected statutory amount primarily due to the impact of the percentage depletion allowance, the permanent impact of stock-based compensation deductions, and the

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

reduction in the valuation allowance. As of June 30, 2019, the Company anticipates that no current federal income tax liability will be generated in 2019. For the six months ended June 30, 2018, the Company recorded income tax expense of $121 on income from continuing operations before income taxes of $133,063. The income tax expense differs from the expected statutory amount primarily due to the impact of the percentage depletion allowance and the reduction in the valuation allowance, partially offset by the impact of state income taxes, net of federal tax impact.

During the six months ended June 30, 2019, the Company recorded an increase of $12,387 to its deferred tax asset valuation allowance, which consists of a $2,089 reduction recorded to continuing operations and a $14,476 increase recorded to discontinued operations. The Company currently is relying primarily on the reversal of taxable temporary differences, along with consideration of taxable income via carryback to prior years and tax planning strategies, to support the realization of deferred tax assets. For each reporting period, the Company updates its assessment regarding the realizability of its deferred tax assets, including scheduling the reversal of its deferred tax assets and liabilities, to determine the amount of valuation allowance needed. Scheduling the reversal of deferred tax asset and liability balances requires judgment and estimation. The Company believes the deferred tax liabilities relied upon as future taxable income in its assessment will reverse in the same period and jurisdiction and are of the same character as the temporary differences giving rise to the deferred tax assets that will be realized. The valuation allowance recorded represents the portion of deferred tax assets for which the Company is unable to support realization through the methods described above.

(15) Employee Benefit Plans
The Company provides several types of benefits for its employees, including postemployment life insurance, defined benefit and defined contribution pension plans, and workers’ compensation and black lung benefits. The Company does not participate in any multi-employer plans. The components of net periodic (benefit) expense other than the service cost component for pension, black lung, and life insurance benefits are included in the line item miscellaneous loss, net in the Condensed Consolidated Statements of Operations.
Pension

The following table details the components of the net periodic (benefit) expense for pension obligations:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Interest cost	$6,677	$13,293
Expected return on plan assets	(7,015)	(14,021)
Amortization of net actuarial loss	190	398
Net periodic benefit	$(148)	$(330)

As the Company assumed these pension obligations in connection with the Merger, there was no net periodic (benefit) expense for the three and six months ended June 30, 2018.

Black Lung

The following table details the components of the net periodic (benefit) expense for black lung obligations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Service cost	$403	$192	$807	$388
Interest cost	909	175	1,819	347
Expected return on plan assets	(16)	—	(32)	—
Amortization of net actuarial loss	45	52	90	100
Net periodic expense	$1,341	$419	$2,684	$835

Life Insurance Benefits

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

The following table details the components of the net periodic (benefit) expense for life insurance benefit obligations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest cost	$106	$97	$212	$194
Amortization of net actuarial gain	(26)	(11)	(52)	(22)
Net periodic expense	$80	$86	$160	$172

Defined Contribution and Profit Sharing Plans

The Company sponsors defined contribution plans to assist its eligible employees in providing for retirement. Generally, under the terms of these plans, employees make voluntary contributions through payroll deductions and the Company makes matching and/or discretionary contributions, as defined by each plan. The Company’s total contributions to these plans for the three months ended June 30, 2019 and 2018 was $3,767 and $1,475, respectively. The Company’s total contributions to these plans for the six months ended June 30, 2019 and 2018 was $19,303 and $6,986, respectively.

Self-Insured Medical Plan

The Company is self-insured for health insurance coverage for all of its active employees. Estimated liabilities for health and medical claims are recorded based on the Company’s historical experience and include a component for incurred but not paid claims. During the three months ended June 30, 2019 and 2018, the Company incurred total expenses of $18,859 and $6,866, respectively, which primarily includes claims processed and an estimate for claims incurred but not paid. During the six months ended June 30, 2019 and 2018, the Company incurred total expenses of $37,897 and $14,028, respectively, which primarily includes claims processed and an estimate for claims incurred but not paid.

(16) Related Party Transactions
On June 14, 2019, the Company entered into a Credit Agreement which provides for the Term Loan Credit Facility as provided by a group of existing shareholders as of the agreement date. Refer to Note 10 for additional disclosures.

On July 19, 2019, the U.S. Bankruptcy Court approved debtor-in-possession (“DIP”) financing of $2,900 with DIP lenders, Highbridge Capital Management, LLC and Whitebox Advisors LLC, which are existing shareholders of the Company. The Company entered into an arrangement on July 19, 2019 to purchase the obligations under the DIP financing at the request of the lenders thereunder pursuant to certain terms and conditions. Refer to Note 19 for further details within subsequent event disclosures.

There were no other material related party transactions for the six months ended June 30, 2019.

(17) Commitments and Contingencies
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

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

Coal royalty expense was $27,305 and $7,770 for the three months ended June 30, 2019 and 2018. Coal royalty expense was $51,251 and $13,743 for the six months ended June 30, 2019 and 2018.

Other Commitments

The Company has obligations under certain coal purchase agreements that contain minimum quantities to be purchased in the remainder of 2019 and 2020 totaling an estimated $253,145 and $13,200, respectively, which includes an estimated $50,400 in the remainder of 2019 related to contractually committed variable priced tons from vendors with historical performance resulting in less than 20% of the committed tonnage being delivered. The Company has obligations under certain coal transportation agreements that contain minimum quantities to be shipped in the remainder of 2019 and 2020 totaling $2,058 and $10,906, respectively. The Company also has obligations under certain equipment purchase agreements that contain minimum quantities to be purchased in the remainder of 2019 and 2020, totaling $42,005 and $2,134, respectively.
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
Per terms of the Back-to-Back Coal Supply Agreements, the Company is required to purchase and sell coal in the remainder of 2019 and 2020 totaling $8,338 and $9,175, respectively. For the three months ended June 30, 2019 and 2018, the Company purchased and sold 352 and 1,486 tons, respectively, totaling $3,861 and $16,590, respectively, under the Back-to-Back Coal Supply Agreements. For the six months ended June 30, 2019 and 2018, the Company purchased and sold 721 and 4,650 tons, respectively, totaling $7,742 and $50,339, respectively, under the Back-to-Back Coal Supply Agreements. On July 1, 2019, Blackjewel announced a Chapter 11 bankruptcy filing. Refer to Note 19 for further details within subsequent event disclosures. If the Company’s purchase of the PRB operations is approved, the Company is expected to retain the contracts that were formally treated as Back-to-Back Coal Supply Agreements.
In October 2018, the State of Wyoming Department of Revenue invoiced Blackjewel for approximately $7,800 in severance taxes owed by Blackjewel in connection with the Wyoming properties it previously acquired from the Company. In connection with this invoice, the Department purported to assert liens over Contura Coal West, LLC, one of the Company’s subsidiaries. The Company believes that neither the Company nor its subsidiary is obligated to pay these severance taxes. On October 28, 2018, Blackjewel entered into a payment plan agreement with the State of Wyoming Department of Revenue to address the severance taxes owed by Blackjewel. On July 1, 2019, Blackjewel announced a Chapter 11 bankruptcy filing. Refer to Note 19 for further details within subsequent event disclosures.

Future Federal Income Tax Refunds

As of June 30, 2019, the Company has recorded $68,774 of federal income tax receivable and $68,774 of federal deferred tax asset related to AMT Credits. In addition, the Company has recorded a non-current federal income tax receivable of $43,770 related to an NOL carryback claim. Because the federal government was a creditor in the Alpha Natural Resources, Inc. (“Predecessor Alpha”) bankruptcy proceedings, it is possible that the federal government could withhold some or all of the tax refund attributable to the NOL carryback claim and the refundable AMT Credits and assert a right to setoff the tax refund and refundable credits against its prepetition bankruptcy claims.

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

As of June 30, 2019, the Company had outstanding surety bonds with a total face amount of $580,284 to secure various obligations and commitments, including $237,310 related to the PRB. To secure the Company’s reclamation-related obligations, the Company currently has $114,776 of collateral supporting these obligations. As the permits associated with the PRB Transaction have not transferred due to the Blackjewel Chapter 11 bankruptcy filing on July 1, 2019, the Company no longer anticipates the related restricted cash and deposits will be returned in the near term to operating cash. Refer to Note 19 for further details within subsequent event disclosures.

Amounts included in restricted cash represent cash deposits that are restricted as to withdrawal as required by certain agreements entered into by the Company and provide collateral in the amounts of $95,721, $31,230, $87,909, $28,752, and $2,833 as of June 30, 2019 for securing the Company’s obligations under certain worker’s compensation, black lung, reclamation-related obligations, general liabilities, and financial guarantees, respectively, which have been written on the Company’s behalf. Additionally, the Company has $4,431 of short-term restricted cash held in escrow related to the Company’s contingent revenue obligation. Refer to Note 11 for further information regarding the contingent revenue obligation. The Company’s restricted cash is primarily invested in interest bearing accounts. This restricted cash is classified as both short-term and long-term on the Company’s Condensed Consolidated Balance Sheets.

Amounts included in restricted investments consist of certificates of deposit, corporate bonds, and U.S. treasury bills that are restricted as to withdrawal as required by certain agreements entered into by the Company and provide collateral in the amounts of $2,528 and $15,315 as of June 30, 2019 for securing the Company’s obligations under certain worker’s compensation and reclamation-related obligations, respectively, which have been written on the Company’s behalf. These restricted investments are classified as long-term on the Company’s Condensed Consolidated Balance Sheets.

Deposits represent cash deposits held at third parties as required by certain agreements entered into by the Company to provide cash collateral. At June 30, 2019, the Company had cash collateral in the form of deposits in the amounts of $11,553 and $11,855 to secure the Company’s obligations under reclamation-related obligations and various other operating agreements, respectively. These deposits are classified as both short-term and long-term on the Company’s Condensed Consolidated Balance Sheets.

As of June 30, 2019, the Company had real property collateralizing $26,749 of reclamation bonds.
The Company meets frequently with its surety providers and has discussions with certain providers regarding the extent of and the terms of their participation in the program. These discussions may cause the Company to shift surety bonds between providers or to alter the terms of their participation in our program. To the extent that surety bonds become unavailable or the Company’s surety bond providers require additional collateral, the Company would seek to secure its obligations with letters of credit, cash deposits or other suitable forms of collateral. The Company’s failure to maintain, or inability to acquire, surety bonds or to provide a suitable alternative would have a material adverse effect on its liquidity. These failures could result from a variety of factors including lack of availability, higher cost or unfavorable market terms of new surety bonds, and the exercise by third-party surety bond issuers of their right to refuse to renew the surety.

Letters of Credit

As of June 30, 2019, the Company had $39,474 letters of credit outstanding under the Amended and Restated Asset-Based Revolving Credit Agreement. Additionally, as of June 30, 2019, the Company had $135,746 letters of credit outstanding under the Amended and Restated Letter of Credit Agreement dated November 9, 2018 between ANR, Inc. and Citibank, N.A. and $613 letters of credit outstanding under the Credit and Security Agreement dated June 30, 2017, and related amendments, between ANR, Inc. and First Tennessee Bank National Association.

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

(18) Segment Information
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
Segment operating results and capital expenditures for the three months ended June 30, 2019 were as follows:

	Three Months Ended June 30, 2019
	CAPP - Met	CAPP - Thermal	NAPP	Trading and Logistics	All Other	Consolidated
Total revenues	$373,470	$73,845	$77,134	$131,039	$718	$656,206
Depreciation, depletion, and amortization	$38,507	$16,502	$6,522	$322	$961	$62,814
Amortization of acquired intangibles, net	$4,915	$749	$—	$(6,007)	$—	$(343)
Adjusted EBITDA	$113,742	$11,033	$21,298	$9,310	$(14,631)	$140,752
Capital expenditures	$28,106	$5,190	$8,204	$—	$1,298	$42,798

Segment operating results and capital expenditures for the three months ended June 30, 2018 were as follows:

	Three Months Ended June 30, 2018
	CAPP - Met	CAPP - Thermal	NAPP	Trading and Logistics	All Other	Consolidated
Total revenues	$152,707	$—	$72,092	$303,226	$893	$528,918
Depreciation, depletion, and amortization	$5,742	$—	$5,295	$—	$185	$11,222
Amortization of acquired intangibles, net	$—	$—	$—	$1,104	$—	$1,104
Adjusted EBITDA	$63,148	$—	$8,899	$23,428	$(9,355)	$86,120
Capital expenditures	$8,173	$—	$10,572	$—	$163	$18,908

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

Segment operating results and capital expenditures for the six months ended June 30, 2019 were as follows:

	Six Months Ended June 30, 2019
	CAPP - Met	CAPP - Thermal	NAPP	Trading and Logistics	All Other	Consolidated
Total revenues	$719,969	$131,452	$148,835	$263,642	$1,422	$1,265,320
Depreciation, depletion, and amortization	$75,180	$30,614	$13,149	$322	$4,820	$124,085
Amortization of acquired intangibles, net	$9,701	$1,904	$—	$(18,631)	$—	$(7,026)
Adjusted EBITDA	$205,445	$6,750	$26,052	$19,239	$(33,352)	$224,134
Capital expenditures	$57,692	$7,659	$16,203	$—	$2,328	$83,882

Segment operating results and capital expenditures for the six months ended June 30, 2018 were as follows:

	Six Months Ended June 30, 2018
	CAPP - Met	CAPP - Thermal	NAPP	Trading and Logistics	All Other	Consolidated
Total revenues	$287,543	$—	$135,229	$586,245	$2,233	$1,011,250
Depreciation, depletion, and amortization	$11,978	$—	$10,463	$—	$369	$22,810
Amortization of acquired intangibles, net	$—	$—	$—	$11,310	$—	$11,310
Adjusted EBITDA	$121,068	$—	$18,189	$66,186	$(20,323)	$185,120
Capital expenditures	$15,845	$—	$22,341	$—	$163	$38,349

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended June 30, 2019:

	Three Months Ended June 30, 2019
	CAPP - Met	CAPP - Thermal	NAPP	Trading and Logistics	All Other	Consolidated
Net income (loss) from continuing operations	$60,890	$(8,895)	$13,771	$14,673	$(56,139)	$24,300
Interest expense	194	6	—	—	15,877	16,077
Interest income	(4)	—	(11)	—	(1,870)	(1,885)
Income tax benefit	—	—	—	—	(1,000)	(1,000)
Depreciation, depletion and amortization	38,507	16,502	6,522	322	961	62,814
Merger related costs	—	—	—	—	156	156
Non-cash stock compensation expense	54	5	—	322	(927)	(546)
Mark-to-market adjustment - acquisition-related obligations	—	—	—	—	1,014	1,014
Accretion on asset retirement obligations	2,327	2,666	1,016	—	838	6,847
Loss on modification and extinguishment of debt	—	—	—	—	26,459	26,459
Asset impairment (1)	5,826	—	—	—	—	5,826
Cost impact of coal inventory fair value adjustment (2)	1,033	—	—	—	—	1,033
Amortization of acquired intangibles, net	4,915	749	—	(6,007)	—	(343)
Adjusted EBITDA	$113,742	$11,033	$21,298	$9,310	$(14,631)	$140,752
(1) Asset impairment primarily related to the write-off of prepaid purchased coal from Blackjewel as a result of Blackjewel’s Chapter 11 bankruptcy filing on July 1, 2019. Refer to Note 19 for further details within subsequent event disclosures.
(2) The cost impact of the coal inventory fair value adjustment as a result of the Alpha Merger is expected to have short-term impact.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended June 30, 2018:

	Three Months Ended June 30, 2018
	CAPP - Met	CAPP - Thermal	NAPP	Trading and Logistics	All Other	Consolidated
Net income (loss) from continuing operations	$73,140	$—	$3,090	$22,342	$(23,930)	$74,642
Interest expense	3	—	(417)	—	9,193	8,779
Interest income	(6)	—	(10)	(18)	(157)	(191)
Income tax expense	—	—	—	—	55	55
Depreciation, depletion and amortization	5,742	—	5,295	—	185	11,222
Merger related costs	—	—	—	—	3,423	3,423
Non-cash stock compensation expense	—	—	—	—	1,876	1,876
Gain on sale of disposal group (1)	(16,386)	—	—	—	—	(16,386)
Accretion on asset retirement obligations	655	—	941	—	—	1,596
Amortization of acquired intangibles, net	—	—	—	1,104	—	1,104
Adjusted EBITDA	$63,148	$—	$8,899	$23,428	$(9,355)	$86,120
(1) During the fourth quarter of 2017, the Company entered into an asset purchase agreement to sell a disposal group (comprised of property, plant and equipment and associated asset retirement obligations) within the CAPP - Met segment. From the date the Company entered into the asset purchase agreement through the transaction close date, the property, plant and equipment and associated asset retirement obligations were classified as held for sale in amounts representing the fair value of the disposal group. Upon permit transfer, the transaction closed on April 2, 2018. The Company paid $10,000 in connection with the transaction, which was paid into escrow on March 27, 2018 and transferred to the buyer at the transaction close date, and expects to pay a series of additional cash payments in the aggregate amount of $1,500, per the terms stated in the agreement, and recorded a gain on sale of $16,386 within other expenses (income) within the Condensed Consolidated Statements of Operations.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the six months ended June 30, 2019:

	Six Months Ended June 30, 2019
	CAPP - Met	CAPP - Thermal	NAPP	Trading and Logistics	All Other	Consolidated
Net income (loss) from continuing operations	$114,025	$(34,024)	$10,892	$36,940	$(95,543)	$32,290
Interest expense	222	10	1	—	30,999	31,232
Interest income	(8)	—	(23)	—	(3,790)	(3,821)
Income tax benefit	—	—	—	—	(5,778)	(5,778)
Depreciation, depletion and amortization	75,180	30,614	13,149	322	4,820	124,085
Merger related costs	—	—	—	—	987	987
Non-cash stock compensation expense	171	57	—	608	3,889	4,725
Mark-to-market adjustment - acquisition-related obligations	—	—	—	—	2,950	2,950
Accretion on asset retirement obligations	4,660	4,731	2,033	—	1,655	13,079
Loss on modification and extinguishment of debt	—	—	—	—	26,459	26,459
Asset impairment (1)	5,826	—	—	—	—	5,826
Cost impact of coal inventory fair value adjustment (2)	4,751	3,458	—	—	—	8,209
Gain on assets acquired in an exchange transaction (3)	(9,083)	—	—	—	—	(9,083)
Amortization of acquired intangibles, net	9,701	1,904	—	(18,631)	—	(7,026)
Adjusted EBITDA	$205,445	$6,750	$26,052	$19,239	$(33,352)	$224,134
(1) Asset impairment primarily related to the write-off of prepaid purchased coal from Blackjewel as a result of Blackjewel’s Chapter 11 bankruptcy filing on July 1, 2019. Refer to Note 19 for further details within subsequent event disclosures.
(2) The cost impact of the coal inventory fair value adjustment as a result of the Alpha Merger is expected to have short-term impact.
(3) During the six months ended June 30, 2019, the Company entered into an exchange transaction which primarily included the release of the PRB overriding royalty interest owed to the Company in exchange for met coal reserves which resulted in a gain of $9,083.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the six months ended June 30, 2018:

	Six Months Ended June 30, 2018
	CAPP - Met	CAPP - Thermal	NAPP	Trading and Logistics	All Other	Consolidated
Net income (loss) from continuing operations	$123,000	$—	$6,205	$54,894	$(51,157)	$132,942
Interest expense	312	—	(349)	—	18,021	17,984
Interest income	(10)	—	(12)	(18)	(282)	(322)
Income tax expense	—	—	—	—	121	121
Depreciation, depletion and amortization	11,978	—	10,463	—	369	22,810
Merger related costs	—	—	—	—	3,883	3,883
Management restructuring costs (1)	—	—	—	—	2,659	2,659
Non-cash stock compensation expense	—	—	—	—	6,355	6,355
Gain on settlement of acquisition-related obligations	—	—	—	—	(292)	(292)
Gain on sale of disposal group (2)	(16,386)	—	—	—	—	(16,386)
Accretion on asset retirement obligations	2,174	—	1,882	—	—	4,056
Amortization of acquired intangibles, net	—	—	—	11,310	—	11,310
Adjusted EBITDA	$121,068	$—	$18,189	$66,186	$(20,323)	$185,120
(1) Management restructuring costs are related to severance expense associated with senior management changes in the six months ended June 30, 2018.
(2) During the fourth quarter of 2017, the Company entered into an asset purchase agreement to sell a disposal group (comprised of property, plant and equipment and associated asset retirement obligations) within the CAPP - Met segment. From the date the Company entered into the asset purchase agreement through the transaction close date, the property, plant and equipment and associated asset retirement obligations were classified as held for sale in amounts representing the fair value of the disposal group. Upon permit transfer, the transaction closed on April 2, 2018. The Company paid $10,000 in connection with the transaction, which was paid into escrow on March 27, 2018 and transferred to the buyer at the transaction close date, and expects to pay a series of additional cash payments in the aggregate amount of $1,500, per the terms stated in the agreement, and recorded a gain on sale of $16,386 within other expenses (income) within the Condensed Consolidated Statements of Operations.

No asset information has been provided for these reportable segments as the CODM does not regularly review asset information by reportable segment.

The Company markets produced, processed and purchased coal to customers in the United States and in international markets, primarily India, Brazil, Turkey, France, and Netherlands. Export coal revenues were the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total coal revenues	$653,828	$525,168	$1,260,788	$1,003,533
Export coal revenues (1)	$362,838	$461,490	$706,144	$883,045
Export coal revenues as % of total coal revenues	55%	88%	56%	88%

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

(1) The amounts for the three months ended June 30, 2019 include $71,991 of export coal revenues from external customers in India, recorded within the CAPP - Met, CAPP - Thermal, NAPP, and Trading and Logistics segments. The amounts for the three months ended June 30, 2018 include $123,131, $91,599, and $53,367 of export coal revenues from external customers in India, Brazil, and France, respectively, recorded within the CAPP - Met, NAPP, and Trading and Logistics segments. The amounts for the six months ended June 30, 2019 include $197,589 of export coal revenues from external customers in India, recorded within the CAPP - Met, CAPP - Thermal, NAPP, and Trading and Logistics segments. The amounts for the six months ended June 30, 2018 include $289,415 and $161,967 of export coal revenues from external customers in India and Brazil, respectively, recorded within the CAPP - Met, NAPP, and Trading and Logistics segments. Revenue is tracked within the Company’s accounting records based on the product destination.

The Company sold 655 and 1,711 tons of coal purchased from third parties, excluding tons sold related to the Back-to-Back Coal Supply Agreements, for the three months ended June 30, 2019 and 2018, respectively, representing approximately 10% and 39%, respectively, of total coal sales volume during such periods. The Company sold 1,375 and 3,233 tons of coal purchased from third parties, excluding tons sold related to the Back-to-Back Coal Supply Agreements, for the six months ended June 30, 2019 and 2018, respectively, representing approximately 11% and 39%, respectively, of total coal sales volume during such periods. The Company purchased 1,196 and 2,295 tons of this coal from Alpha during the three and six months ended June 30, 2018.

Additionally, one of the Company’s customers had an outstanding balance in excess of 10% of the total accounts receivable balance as of June 30, 2019, and two of the Company’s customers had outstanding balances each in excess of 10% of the total accounts receivable balance as of December 31, 2018.

(19) Subsequent Events
On July 1, 2019, Blackjewel announced that it and certain affiliated entities had filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of West Virginia. Subsequently, on July 10, 2019, the Wyoming Environmental Quality Council (the “EQC”) stayed the transfer process of the still outstanding permits from Contura Coal West to Blackjewel to allow the EQC time to review these developments. The EQC has taken no additional action since July 10, 2019. On July 25, 2019, the Company announced that it would seek to serve as the stalking horse purchaser for certain assets offered for sale through Blackjewel’s bankruptcy proceedings, and on August 6, 2019, the federal bankruptcy judge in the Southern District of West Virginia verbally approved the Company’s purchase of the Eagle Butte and Belle Ayr mines in Wyoming and the Pax Surface Mine in Scarbro, West Virginia for $33,750. Subject to the terms of the Company’s offer to purchase the Eagle Butte and Belle Ayr mines in Wyoming and the Pax Surface Mine, the Company made a purchase deposit of $8,100 on July 26, 2019 which will be applied to the purchase price in accordance with the preliminary term sheet. Pursuant to preliminary term sheet, the Company also expects to assume other obligations in connection with the purchase. Closing of the transaction is subject to the Company, Blackjewel’s debtor estate and additional relevant parties in the bankruptcy proceedings (including federal and state governmental agencies) reaching an agreement as to the payment of certain pre-petition claims and entry of a final order by the court. There can be no assurance that a settlement among the parties can be reached.

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

Contura or Company. Contura Energy, Inc.

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

Operating Margin. Coal revenues less cost of coal sales.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides a narrative of our results of operations and financial condition for the three and six months ended June 30, 2019 and 2018. The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and related notes and risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2018.
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

Overview

We are a large-scale provider of met and thermal coal to a global customer base, operating high-quality, cost-competitive coal mines across two major U.S. coal basins (CAPP and NAPP) along with a robust Trading and Logistics business. As of June 30, 2019, our operations consisted of thirty-two active mines and twelve coal preparation and load-out facilities, with approximately 4,520 employees. We produce, process, and sell met coal and thermal coal from operations located in Virginia, West Virginia and Pennsylvania. We also sell coal produced by others, some of which is processed and/or blended with coal produced from our mines prior to resale, with the remainder purchased for resale by our trading operations. As of December 31, 2018, we had 1.3 billion tons of reserves, including 885.5 million tons of proven reserves and 462.9 million tons of probable reserves.

For the three months ended June 30, 2019 and 2018, sales of met coal were 3.4 million tons and 3.0 million tons, respectively, and accounted for approximately 53.1% and 69.4%, respectively, of our coal sales volume. Sales of thermal coal were 3.0 million tons and 1.4 million tons, respectively, and accounted for approximately 46.9% and 30.6%, respectively, of our coal sales volume. For the six months ended June 30, 2019 and 2018, sales of met coal were 6.5 million tons and 5.5 million tons, respectively, and accounted for approximately 52.8% and 67.3%, respectively, of our coal sales volume. Sales of thermal coal were 5.8 million tons and 2.7 million tons, respectively, and accounted for approximately 47.2% and 32.7%, respectively, of our coal sales volume. These results include sales from our Trading and Logistics business.

Our sales of met coal were made primarily to steel companies in the northeastern and midwestern regions of the United States and in several countries in Europe, Asia and the Americas. Our sales of thermal coal were made primarily to large utilities and industrial customers throughout the United States. For the three months ended June 30, 2019 and 2018 approximately 55.5% and 87.9%, respectively, of our total coal revenues were derived from coal sales made to customers outside the United States. For the six months ended June 30, 2019 and 2018 approximately 56.0% and 88.0%, respectively, of our total coal revenues were derived from coal sales made to customers outside the United States.

As of June 30, 2019, we have four reportable segments: CAPP - Met, CAPP - Thermal, NAPP, and Trading and Logistics. Refer to Note 18 for additional disclosures on reportable segments including export coal revenue information.

Business Developments

Merger with Alpha Natural Resources Holdings, Inc. and ANR, Inc.

Refer to Note 2 for information on Alpha Merger and terms of the Merger Agreement.

Sale of PRB Operations

Refer to Note 3 for disclosure information on discontinued operations.
On July 1, 2019, Blackjewel announced a Chapter 11 bankruptcy filing. Refer to Note 19 for further details within subsequent event disclosures.

Factors Affecting Our Results of Operations
Sales Volume. We earn revenues primarily through the sale of coal produced at our operations and resale of coal purchased from third parties. During the three months ended June 30, 2019, we sold 3.4 million tons of met coal, including 0.4 million tons from our Trading and Logistics business, and 3.0 million tons of thermal coal. During the three months ended June 30, 2018, we sold 3.0 million tons of met coal, including 1.6 million tons from our Trading and Logistics business, and 1.4 million tons of thermal coal. During the six months ended June 30, 2019, we sold 6.5 million tons of met coal, including 0.8 million tons from our Trading and Logistics business, and 5.8 million tons of thermal coal, including 0.1 million tons from our Trading and Logistics business. During the six months ended June 30, 2018, we sold 5.5 million tons of met coal, including 3.1 million tons from our Trading and Logistics business, and 2.7 million tons of thermal coal.
Sales Agreements
We manage our commodity price risk for coal sales through the use of coal supply agreements. As of August 5, 2019, we expect to ship on sales commitments of approximately 7.0 million tons of NAPP coal for 2019, 100% of which is priced at an average realized price per ton of $43.06, 11.8 million tons of CAPP - Met coal for 2019, 72% of which is priced at an average realized price per ton of $124.46, and 4.5 million tons of CAPP - Thermal coal for 2019, 98% of which is priced at an average realized price per ton of $58.61.
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

	Three Months Ended June 30, 2019
(In thousands, except for per ton data)	CAPP - Met	CAPP - Thermal	NAPP	All Other
Cost of coal sales:
Cost of produced coal sold	$232,239	$58,738	$53,906	$—
Cost of purchased coal sold	24,406	2,443	—	—
Cost impact of coal inventory fair value adjustment (1)	1,033	—	—	—
Idle and closed mine costs	2,496	561	733	678
Total cost of coal sales	$260,174	$61,742	$54,639	$678
Tons sold	3,060	1,189	1,747	—
Cost of coal sales per ton	$85.02	$51.93	$31.28	$—

Total cost of coal sales	$260,174	$61,742	$54,639	$678
Less: cost of purchased coal sold	(24,406)	(2,443)	—	—
Less: cost impact of coal inventory fair value adjustment	(1,033)	—	—	—
Less: idle and closed mine costs	(2,496)	(561)	(733)	(678)
Cost of produced coal sold	$232,239	$58,738	$53,906	$—
Produced tons sold	2,819	1,144	1,747	—
Cost of produced coal sold per ton	$82.38	$51.34	$30.86	$—
(1) The cost impact of the coal inventory fair value adjustment as a result of the Alpha Merger is expected to have short-term impact.

	Three Months Ended June 30, 2018
(In thousands, except for per ton data)	CAPP - Met	CAPP - Thermal	NAPP	All Other
Cost of coal sales:
Cost of produced coal sold	$79,778	$—	$62,514	$—
Cost of purchased coal sold	8,420	—	—	—
Idle and closed mine costs	1,050	—	914	—
Total cost of coal sales	$89,248	$—	$63,428	$—
Tons sold	1,184	—	1,572	—
Cost of coal sales per ton	$75.38	$—	$40.35	$—

Total cost of coal sales	$89,248	$—	$63,428	$—
Less: cost of purchased coal sold	(8,420)	—	—	—
Less: idle and closed mine costs	(1,050)	—	(914)	—
Cost of produced coal sold	$79,778	$—	$62,514	$—
Produced tons sold	1,102	—	1,572	—
Cost of produced coal sold per ton	$72.39	$—	$39.77	$—

	Six Months Ended June 30, 2019
(In thousands, except for per ton data)	CAPP - Met	CAPP - Thermal	NAPP	All Other
Cost of coal sales:
Cost of produced coal sold	$458,276	$117,136	$119,964	$—
Cost of purchased coal sold	52,763	5,327	—	—
Cost impact of coal inventory fair value adjustment (1)	4,751	3,458	—	—
Idle and closed mine costs	4,127	910	1,562	2,178
Total cost of coal sales	$519,917	$126,831	$121,526	$2,178
Tons sold	5,856	2,181	3,399	—
Cost of coal sales per ton	$88.78	$58.15	$35.75	$—

Total cost of coal sales	$519,917	$126,831	$121,526	$2,178
Less: cost of purchased coal sold	(52,763)	(5,327)	—	—
Less: cost impact of coal inventory fair value adjustment	(4,751)	(3,458)	—	—
Less: idle and closed mine costs	(4,127)	(910)	(1,562)	(2,178)
Cost of produced coal sold	$458,276	$117,136	$119,964	$—
Produced tons sold	5,390	2,088	3,399	—
Cost of produced coal sold per ton	$85.02	$56.10	$35.29	$—
(1) The cost impact of the coal inventory fair value adjustment as a result of the Alpha Merger is expected to have short-term impact.

	Six Months Ended June 30, 2018
(In thousands, except for per ton data)	CAPP - Met	CAPP - Thermal	NAPP	All Other
Cost of coal sales:
Cost of produced coal sold	$146,491	$—	$115,518	$—
Cost of purchased coal sold	17,469	—	—	—
Idle and closed mine costs	2,036	—	1,716	—
Total cost of coal sales	$165,996	$—	$117,234	$—
Tons sold	2,138	—	2,986	—
Cost of coal sales per ton	$77.64	$—	$39.26	$—

Total cost of coal sales	$165,996	$—	$117,234	$—
Less: cost of purchased coal sold	(17,469)	—	—	—
Less: idle and closed mine costs	(2,036)	—	(1,716)	—
Cost of produced coal sold	$146,491	$—	$115,518	$—
Produced tons sold	1,982	—	2,986	—
Cost of produced coal sold per ton	$73.91	$—	$38.69	$—

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
Results of Operations

Our results of operations for the three months ended June 30, 2019 and 2018 are discussed in these “Results of Operations” presented below.

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Revenues

The following table summarizes information about our revenues during the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Increase (Decrease)
(In thousands, except for per ton data)	2019	2018	$ or Tons	%
Coal revenues	$653,828	$525,168	$128,660	24.5%
Other revenues	2,378	3,750	(1,372)	(36.6)%
Total revenues	$656,206	$528,918	$127,288	24.1%

Tons sold	6,365	4,385	1,980	45.2%

Coal revenues. Coal revenues increased $128.7 million, or 24.5%, for the three months ended June 30, 2019 compared to the prior year period. The increase was primarily due to higher coal sales volume of 2.0 million tons. Refer to the Coal Operations and Trading and Logistics Operations sections below for further detail on coal revenues for the three months ended June 30, 2019 compared to the prior year period.

Cost and Expenses

The following table summarizes information about our costs and expenses during the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Increase (Decrease)
(In thousands, except for per ton data)	2019	2018	$	%
Cost of coal sales (exclusive of items shown separately below)	$496,746	$431,304	$65,442	15.2%
Depreciation, depletion and amortization	62,814	11,222	51,592	459.7%
Accretion on asset retirement obligations	6,847	1,596	5,251	329.0%
Amortization of acquired intangibles, net	(343)	1,104	(1,447)	(131.1)%
Asset impairment	5,826	—	5,826	100.0%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	14,783	11,951	2,832	23.7%
Merger related costs	156	3,423	(3,267)	(95.4)%
Total other operating (income) loss:
Mark-to-market adjustment for acquisition-related obligations	1,014	—	1,014	100.0%
Other expenses (income)	1,414	(16,407)	17,821	108.6%
Total costs and expenses	$589,257	$444,193	$145,064	32.7%

Cost of coal sales. Cost of coal sales increased $65.4 million, or 15.2%, for the three months ended June 30, 2019 compared to the prior year period. The increase was primarily driven by salaries and wages expense, supplies and maintenance expense, and royalties and taxes related to properties acquired in the Merger, partially offset by decreased costs of purchased coal during the current period.
Depreciation, depletion and amortization. Depreciation, depletion and amortization increased $51.6 million, or 459.7%, for the three months ended June 30, 2019 compared to the prior year period. The increase in depreciation, depletion and amortization primarily related to increased purchases of machinery and equipment, increased asset development during the current period, and additions of property, plant and equipment and owned and leased mineral rights as a result of the Merger.
Accretion on asset retirement obligations. Accretion on asset retirement obligations increased $5.3 million, or 329.0%, for the three months ended June 30, 2019 compared to the prior year period. This increase was primarily due to an increase in our asset retirement obligations as a result of the Merger.
Amortization of acquired intangibles, net. Amortization of acquired intangibles, net decreased $1.4 million, or 131.1%, for the three months ended June 30, 2019 compared to the prior year period. The decrease was primarily driven by the current period amortization related to below-market acquired intangibles acquired as a result of the Merger.
Asset impairment. We recorded asset impairment of $5.8 million during the three months ended June 30, 2019. Asset impairment primarily related to the write-off of prepaid purchased coal from Blackjewel due to Blackjewel’s Chapter 11 bankruptcy filing on July 1, 2019. Refer to Note 19 for further details within subsequent event disclosures.
Selling, general and administrative. Selling, general and administrative expenses increased $2.8 million, or 23.7%, for the three months ended June 30, 2019 compared to the prior year period. This increase in expense was primarily related to increases of $2.1 million in professional fees, $1.8 million in wages and benefits expense, and $0.5 million in incentive pay, partially offset by a decrease of $3.3 million in stock compensation during the current period.
Merger related costs. Merger related costs decreased $3.3 million, or 95.4%, for the three months ended June 30, 2019 compared to the prior year period. The costs related primarily to professional fees, severance pay and incentive pay incurred related to the Merger Agreement entered into with the Alpha Companies on April 29, 2018.
Mark-to-market adjustment for acquisition-related obligations. For the three months ended June 30, 2019 we recorded a mark-to-market adjustment for acquisition-related obligations of $1.0 million related to the Contingent Revenue Obligation assumed as a result of the Merger.

Other expenses (income). Other income decreased by $17.8 million or 108.6% for the three months ended June 30, 2019 compared to the prior year period. During the three months ended June 30, 2018, we recorded a gain on disposal of assets of $16.5 million primarily related to the sale of a disposal group within the Company’s CAPP - Met segment.
Other Income (Expense)

The following table summarizes information about our other income (expense) during the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Increase (Decrease)
(In thousands, except for per ton data)	2019	2018	$	%
Other income (expense):
Interest expense	$(16,077)	$(8,779)	$(7,298)	(83.1)%
Interest income	1,885	191	1,694	886.9%
Loss on modification and extinguishment of debt	(26,459)	—	(26,459)	(100.0)%
Equity loss in affiliates	(2,475)	(1,170)	(1,305)	(111.5)%
Miscellaneous loss, net	(523)	(270)	(253)	(93.7)%
Total other expense, net	$(43,649)	$(10,028)	$(33,621)	(335.3)%

Interest expense. Interest expense increased $7.3 million, or 83.1%, for the three months ended June 30, 2019 compared to the prior year period, primarily due to higher interest rates and larger accretion of debt discounts related to the debt facilities in place during the current period. Refer to Note 10 for additional information.

Loss on modification and extinguishment of debt. During the three months ended June 30, 2019, we recorded a loss on modification of debt of $0.3 million, primarily related to modification fees paid under the refinance, and a loss on extinguishment of debt of $26.2 million, primarily related to the write-off of outstanding debt discounts and unamortized debt issuance costs under the Amended and Restated Credit Agreement dated November 9, 2018. Refer to Note 10 for additional information.

Income Tax Benefit (Expense)

The following table summarizes information about our income tax benefit (expense) during the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Increase (Decrease)
(In thousands, except for per ton data)	2019	2018	$	%
Income tax benefit (expense)	$1,000	$(55)	$1,055	1,918.2%

Income taxes. Income tax benefit of $1.0 million was recorded for the three months ended June 30, 2019 on income from continuing operations before income taxes of $23.3 million. The effective tax rate is lower than the federal statutory rate of 21% primarily due to the impact of the percentage depletion allowance, the permanent impact of stock-based compensation deductions, and the reduction in the valuation allowance.

Income tax expense of $0.1 million was recorded for the three months ended June 30, 2018 on income from continuing operations before income taxes of $74.7 million. The effective tax rate is lower than the federal statutory rate of 21% primarily due to the impact of the percentage depletion allowance and the reduction in the valuation allowance, partially offset by the impact of state income taxes, net of federal tax impact. Refer to Note 14 for additional information.

Coal Operations

We extract, process and market met and thermal coal from surface and deep mines for sale to electric utilities, steel and coke producers, and industrial customers. The Company conducts mining operations only in the United States with mines in Northern and Central Appalachia.

Our CAPP - Met operations consist of high-quality met coal mines, including Deep Mine 41 and Road Fork 52, which predominantly produce low-ash met coal, including High-Vol. A, High-Vol. B, Mid-Vol., and Low-Vol., which are shipped to domestic and international coke and steel producers. While the CAPP - Met operations is predominantly met coal, it also produces some amounts of thermal coal as a byproduct of mining. CAPP - Met operations consist of eight active mines and two preparation plants in Virginia, seventeen active mines and six preparation plants in West Virginia, as well as expenses associated with certain closed mines.
Our CAPP - Thermal operations consist of surface and underground thermal coal mines primarily producing low sulfur, high BTU thermal coal for electricity generation, as well as specialty coal for industrial customers, with some met coal byproduct. CAPP - Thermal consists of six active mines and three preparation plants in West Virginia.
Our NAPP operations produce primarily high-BTU thermal coal. This thermal coal has metallurgical properties, but it is higher in sulfur content than typical products sold in the metallurgical coal market. Limited volumes can be placed in the metallurgical coal market where customers have the flexibility to accommodate quantities of higher sulfur coal in their coking coal blends. Our thermal coal is primarily sold to the domestic power generation industry. Our NAPP operations consist of one active mine in Pennsylvania and one preparation plant, as well as expenses associated with one closed mine.
Our All Other category is not included in our Coal Operations results of operations as it includes general corporate overhead and corporate assets and liabilities and the elimination of certain intercompany activity.
The following tables summarize certain financial information relating to our coal operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Increase (Decrease)
(In thousands, except for per ton data)	2019	2018	Tons	%
Tons sold:
CAPP - Met operations	3,060	1,184	1,876	158.4%
CAPP - Thermal operations	1,189	—	1,189	100.0%
NAPP operations	1,747	1,572	175	11.1%

	Three Months Ended June 30,		Increase (Decrease)
(In thousands, except for per ton data)	2019	2018	$	%
Coal revenues:
CAPP - Met operations	$372,863	$152,154	$220,709	145.1%
CAPP - Thermal operations	$73,511	$—	$73,511	100.0%
NAPP operations	$76,239	$70,708	$5,531	7.8%

Coal sales realization per ton:
CAPP - Met operations	$121.85	$128.51	$(6.66)	(5.2)%
CAPP - Thermal operations	$61.83	$—	$61.83	100.0%
NAPP operations	$43.64	$44.98	$(1.34)	(3.0)%
Average	$87.16	$80.86	$6.30	7.8%

Coal revenues. CAPP - Met operations coal revenues increased $220.7 million, or 145.1%, for the three months ended June 30, 2019 compared to the prior year period. The increase in CAPP - Met operations coal revenues was primarily due to higher coal sales volume of 1.9 million tons as a result of the Merger, partially offset by lower coal sales realization of $6.66 per ton.

CAPP - Thermal operations coal revenues were $73.5 million during the current year period. CAPP - Thermal operations coal revenues consisted of 1.2 million tons sold at a coal sales realization of $61.83 per ton. The CAPP - Thermal operations were acquired as part of the Alpha Merger.

NAPP operations increased $5.5 million, or 7.8%, for the three months ended June 30, 2019 compared to the prior year period. The increase in NAPP operations coal revenues was primarily due to higher coal sales volumes of 0.2 million tons, partially offset by lower coal sales realization of $1.34 per ton.

	Three Months Ended June 30,		Increase (Decrease)
(In thousands, except for per ton data)	2019	2018	$	%
Cost of coal sales:
CAPP - Met operations	$260,174	$89,248	$170,926	191.5%
CAPP - Thermal operations	$61,742	$—	$61,742	100.0%
NAPP operations	$54,639	$63,428	$(8,789)	(13.9)%

Cost of coal sales per ton:
CAPP - Met operations	$85.02	$75.38	$9.64	12.8%
CAPP - Thermal operations	$51.93	$—	$51.93	100.0%
NAPP operations	$31.28	$40.35	$(9.07)	(22.5)%

Coal margin per ton (1):
CAPP - Met operations	$36.83	$53.13	$(16.30)	(30.7)%
CAPP - Thermal operations	$9.90	$—	$9.90	100.0%
NAPP operations	$12.36	$4.63	$7.73	167.0%
(1) Coal margin per ton for our coal operations is calculated as coal sales realization per ton for our coal operations less cost of coal sales per ton for our coal operations.

Cost of coal sales. CAPP - Met operations cost of coal sales increased $170.9 million, or 191.5%, for the three months ended June 30, 2019 compared to the prior year period. The increase in CAPP - Met operations cost of coal sales was primarily due to increases to salaries and wages expense, supplies and maintenance expense, and royalties and taxes related to properties acquired in the Merger, partially offset by an increase in inventory resulting in lower cost of coal sales.

CAPP - Thermal operations cost of coal sales were $61.7 million during the current year period. CAPP - Thermal operations cost of coal sales consisted of 1.2 million tons sold at a coal margin per ton of $9.90 per ton. The CAPP - Thermal cost of coal sales were primarily comprised of supplies and maintenance expenses, salaries and wages expenses and royalties and taxes.

NAPP operations cost of coal sales decreased $8.8 million, or 13.9%, for the three months ended June 30, 2019 compared to the prior year period. The decrease in NAPP operations cost of coal sales was primarily due to decreases in inventory costs and supplies and maintenance expense, partially offset by an increase in salaries and wages expense.

Trading and Logistics Operations

Trading and Logistics operations focuses on coal trading and coal terminal facility services. Our coal trading business primarily purchases met coal from domestic producers and sells into international markets. Such purchases are predominantly made pursuant to long-term agreements, but we also purchase coal on the spot market when it is advantageous to our business. In March 2017, we increased our stake in the DTA coal export terminal from 40.6% to 65.0%, which provides us with 14 million tons of export capacity. Purchasing coal produced by various CAPP operators allows us to leverage our export capacity at DTA. Our logistics platform complements our met coal operations by blending captive and third-party coal at DTA to achieve a broader portfolio of coal qualities. We typically build in margin for transportation fees, overhead, risk and profit when purchasing third-party coal. Additionally, we sell capacity to third-party operators via throughput contracts. The Trading and Logistics business provides us with a larger presence in international markets and further diversifies and expands our revenue sources.

The following table summarizes certain financial information relating to our Trading and Logistics operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Increase (Decrease)
(In thousands, except for per ton data)	2019	2018 (2)	$ or Tons	%

Tons sold	369	1,629	(1,260)	(77.3)%

Coal revenues	$131,215	$302,306	$(171,091)	(56.6)%
Less: cost of coal sales	119,513	278,628	(159,115)	(57.1)%
Trading and Logistics margin (1)	$11,702	$23,678	$(11,976)	(50.6)%
(1) Trading and Logistics margin includes coal trading margin and logistics-related margin.
(2) Prior periods have been modified to reflect total coal revenues and total cost of coal sales including freight and handling components formerly stated separately.

Coal revenues decreased $171.1 million, or 56.6%, and cost of coal sales decreased by $159.1 million, or 57.1%, for the three months ended June 30, 2019 compared to the prior year period due to lower sales volumes of 1.3 million tons, primarily related to decreased sales of coal purchased from the Alpha Companies during the current period as a result of the Merger.

Segment Adjusted EBITDA

Segment Adjusted EBITDA for our reportable segments is a financial measure. This non-GAAP financial measure is presented as a supplemental measure and is not intended to replace financial performance measures determined in accordance with GAAP. Moreover, this measure is not calculated identically by all companies and therefore may not be comparable to similarly titled measures used by other companies. Segment Adjusted EBITDA is presented because management believes it is a useful indicator of the financial performance of our coal operations. The following tables present a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019
	CAPP - Met	CAPP - Thermal	NAPP	Trading and Logistics	All Other	Consolidated
Net income (loss) from continuing operations	$60,890	$(8,895)	$13,771	$14,673	$(56,139)	$24,300
Interest expense	194	6	—	—	15,877	16,077
Interest income	(4)	—	(11)	—	(1,870)	(1,885)
Income tax benefit	—	—	—	—	(1,000)	(1,000)
Depreciation, depletion and amortization	38,507	16,502	6,522	322	961	62,814
Merger related costs	—	—	—	—	156	156
Non-cash stock compensation expense	54	5	—	322	(927)	(546)
Mark-to-market adjustment - acquisition-related obligations	—	—	—	—	1,014	1,014
Accretion on asset retirement obligations	2,327	2,666	1,016	—	838	6,847
Loss on modification and extinguishment of debt	—	—	—	—	26,459	26,459
Asset impairment (1)	5,826	—	—	—	—	5,826
Cost impact of coal inventory fair value adjustment (2)	1,033	—	—	—	—	1,033
Amortization of acquired intangibles, net	4,915	749	—	(6,007)	—	(343)
Adjusted EBITDA	$113,742	$11,033	$21,298	$9,310	$(14,631)	$140,752
(1) Asset impairment primarily related to the write-off of prepaid purchased coal from Blackjewel as result of Blackjewel’s Chapter 11 bankruptcy filing on July 1, 2019. Refer to Note 19 for further details within subsequent event disclosures.
(2) The cost impact of the coal inventory fair value adjustment as a result of the Alpha Merger is expected to have short-term impact.

	Three Months Ended June 30, 2018
	CAPP - Met	CAPP - Thermal	NAPP	Trading and Logistics	All Other	Consolidated
Net income (loss) from continuing operations	$73,140	$—	$3,090	$22,342	$(23,930)	$74,642
Interest expense	3	—	(417)	—	9,193	8,779
Interest income	(6)	—	(10)	(18)	(157)	(191)
Income tax expense	—	—	—	—	55	55
Depreciation, depletion and amortization	5,742	—	5,295	—	185	11,222
Merger related costs	—	—	—	—	3,423	3,423
Non-cash stock compensation expense	—	—	—	—	1,876	1,876
Gain on sale of disposal group (1)	(16,386)	—	—	—	—	(16,386)
Accretion on asset retirement obligations	655	—	941	—	—	1,596
Amortization of acquired intangibles, net	—	—	—	1,104	—	1,104
Adjusted EBITDA	$63,148	$—	$8,899	$23,428	$(9,355)	$86,120
(1) During the fourth quarter of 2017, we entered into an asset purchase agreement to sell a disposal group (comprised of property, plant and equipment and associated asset retirement obligations) within our CAPP - Met segment. From the date we entered into the asset purchase agreement through the transaction close date, the property, plant and equipment and associated asset retirement obligations were classified as held for sale in amounts representing the fair value of the disposal group. Upon permit transfer, the transaction closed on April 2, 2018. We paid $10.0 million in connection with the transaction, which was paid into escrow on March 27, 2018 and transferred to the buyer at the transaction close date, and expects to pay a series of additional cash payments in the aggregate amount of $1.5 million, per the terms stated in the agreement, and recorded a gain on sale of $16.4 million within other expenses (income) within the Condensed Consolidated Statements of Operations.

The following table summarizes Adjusted EBITDA for our three reportable segments and All Other category:

	Three Months Ended June 30,		Increase (Decrease)
(In thousands)	2019	2018	$	%
Adjusted EBITDA
CAPP - Met operations	$113,742	$63,148	$50,594	80.1%
CAPP - Thermal operations	11,033	—	11,033	100.0%
NAPP operations	21,298	8,899	12,399	139.3%
Trading and Logistics operations	9,310	23,428	(14,118)	(60.3)%
All Other	(14,631)	(9,355)	(5,276)	(56.4)%
Total	$140,752	$86,120	$54,632	63.4%

CAPP - Met operations. Adjusted EBITDA increased $50.6 million, or 80.1%, for the three months ended June 30, 2019 compared to the prior year period. The increase in Adjusted EBITDA was primarily driven by increased sales volumes during the current period as a result of the Merger, partially offset by decreased coal margin per ton of $16.30, or approximately 30.7%, and increased costs associated with purchased coal during the current period.
CAPP - Thermal operations. Adjusted EBITDA for the CAPP - Thermal operations was $11.0 million for the three months ended June 30, 2019. The prior year period did not have any activity in this segment and therefore the current year results explain the entire amount of change.
NAPP operations. Adjusted EBITDA increased $12.4 million, or 139.3%, for the three months ended June 30, 2019 compared to the prior year period. The increase in Adjusted EBITDA was primarily due to increased coal sales in the current year period and increased coal margin per ton of $7.73, or approximately 167.0%.

Trading and Logistics operations. Adjusted EBITDA decreased $14.1 million, or 60.3%, for the three months ended June 30, 2019 compared to the prior year period. The decrease in Adjusted EBITDA was primarily due to decreased sales of coal purchased from the Alpha Companies during the current period as a result of the Merger.

All Other category. Adjusted EBITDA decreased $5.3 million, or 56.4%, for the three months ended June 30, 2019 compared to the prior year period. The decrease in Adjusted EBITDA was primarily driven by increases in costs associated with idled properties acquired in the Merger and increases in professional services fees and wages and benefits expense, partially offset by a gain on sale of assets during the period.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Revenues

The following table summarizes information about our revenues during the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,		Increase (Decrease)
(In thousands, except for per ton data)	2019	2018	$ or Tons	%
Coal revenues	$1,260,788	$1,003,533	$257,255	25.6%
Other revenues	4,532	7,717	(3,185)	(41.3)%
Total revenues	$1,265,320	$1,011,250	$254,070	25.1%

Tons sold	12,252	8,202	4,050	49.4%

Coal revenues. Coal revenues increased $257.3 million, or 25.6%, for the six months ended June 30, 2019 compared to the prior year period. The increase was primarily due to higher coal sales volume of 4.1 million tons. Refer to the Coal Operations and Trading and Logistics Operations sections below for further detail on coal revenues for the six months ended June 30, 2019 compared to the prior year period.

Costs and Expenses

The following table summarizes information about our costs and expenses during the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,		Increase (Decrease)
(In thousands, except for per ton data)	2019	2018	$	%
Cost of coal sales (exclusive of items shown separately below)	$1,012,440	$802,048	$210,392	26.2%
Depreciation, depletion and amortization	124,085	22,810	101,275	444.0%
Accretion on asset retirement obligations	13,079	4,056	9,023	222.5%
Amortization of acquired intangibles, net	(7,026)	11,310	(18,336)	(162.1)%
Asset impairment	5,826	—	5,826	100.0%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	35,734	31,108	4,626	14.9%
Merger related costs	987	3,883	(2,896)	(74.6)%
Total other operating (income) loss:
Mark-to-market adjustment for acquisition-related obligations	2,950	—	2,950	100.0%
Other income	(7,485)	(16,506)	9,021	54.7%
Total costs and expenses	$1,180,590	$858,709	$321,881	37.5%

Cost of coal sales. Cost of coal sales increased $210.4 million, or 26.2%, for the six months ended June 30, 2019 compared to the prior year period. The increase was primarily driven by salaries and wages expense, supplies and maintenance expense, and royalties and taxes related to properties acquired in the Merger, partially offset by decreased costs of purchased coal during the current period.

Depreciation, depletion and amortization. Depreciation, depletion and amortization increased $101.3 million, or 444.0%, for the six months ended June 30, 2019 compared to the prior year period. The increase in depreciation, depletion and amortization primarily related to increased purchases of machinery and equipment, increased asset development during the current period, and additions of property, plant and equipment and owned and leased mineral rights as a result of the Merger.
Accretion on asset retirement obligations. Accretion on asset retirement obligations increased $9.0 million or 222.5%, for the six months ended June 30, 2019 compared to the prior year period. This increase was primarily due to an increase in our asset retirement obligations as a result of the Merger.
Amortization of acquired intangibles, net. Amortization of acquired intangibles, net decreased $18.3 million, or 162.1%, for the six months ended June 30, 2019 compared to the prior year period. The decrease was primarily driven by the current period amortization related to below-market acquired intangibles acquired as a result of the Merger.
Asset impairment. We recorded asset impairment of $5.8 million during the six months ended June 30, 2019. Asset impairment primarily related to the write-off of prepaid purchased coal from Blackjewel due to Blackjewel’s Chapter 11 bankruptcy filing on July 1, 2019. Refer to Note 19 for further details within subsequent event disclosures.
Selling, general and administrative. Selling, general and administrative expenses increased $4.6 million, or 14.9% for the six months ended June 30, 2019 compared to the prior year period. This increase in expense was primarily related to increases of $3.7 million in wages and benefits expense and $4.0 million in professional fees, partially offset by decreases of $4.2 million in stock compensation expense during the current period.
Merger related costs. Merger related costs decreased $2.9 million, or 74.6%, for the six months ended June 30, 2019 compared to the prior year period. The costs related primarily to professional fees, severance pay and incentive pay incurred related to the Merger Agreement entered into with the Alpha Companies on April 29, 2018.
Mark-to-market adjustment for acquisition-related obligations. For the six months ended June 30, 2019 we recorded a mark-to-market adjustment for acquisition-related obligations of $3.0 million related to the Contingent Revenue Obligation assumed as a result of the Merger.
Other income. Other income decreased by $9.0 million or 54.7% for the six months ended June 30, 2019 compared to the prior year period. During the six months ended June 30, 2019, we recorded a gain on assets acquired in an exchange transaction of $9.1 million. During the six months ended June 30, 2018, we recorded a gain on disposal of assets of $16.5 million primarily related to the sale of a disposal group within the Company’s CAPP - Met segment.
Other Income (Expense)

The following table summarizes information about our other income (expense) during the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,		Increase (Decrease)
(In thousands, except for per ton data)	2019	2018	$	%
Other income (expense):
Interest expense	$(31,232)	$(17,984)	$(13,248)	(73.7)%
Interest income	3,821	322	3,499	1,086.6%
Loss on modification and extinguishment of debt	(26,459)	—	(26,459)	(100.0)%
Equity loss in affiliates	(2,959)	(1,233)	(1,726)	(140.0)%
Miscellaneous loss, net	(1,389)	(583)	(806)	(138.3)%
Total other expense, net	$(58,218)	$(19,478)	$(38,740)	(198.9)%

Interest expense. Interest expense increased $13.2 million, or 73.7%, for the six months ended June 30, 2019 compared to the prior year period, primarily due to higher interest rates and larger accretion of debt discounts related to the debt facilities in place during the current period. Refer to Note 10 for additional information.

Loss on modification and extinguishment of debt. During the six months ended June 30, 2019, we recorded a loss on modification of debt of $0.3 million, primarily related to modification fees paid under the refinance, and a loss on extinguishment of debt of $26.2 million, primarily related to the write-off of outstanding debt discounts and unamortized debt issuance costs under the Amended and Restated Credit Agreement dated November 9, 2018. Refer to Note 10 for additional information.

Income Tax Benefit (Expense)

The following table summarizes information about our income tax benefit (expense) during the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,		Increase (Decrease)
(In thousands, except for per ton data)	2019	2018	$	%
Income tax benefit (expense)	$5,778	$(121)	$5,899	4,875.2%

Income taxes. Income tax benefit of $5.8 million was recorded for the six months ended June 30, 2019 on income from continuing operations before income taxes of $26.5 million. The effective tax rate is lower than the federal statutory rate of 21% primarily due to the impact of the percentage depletion allowance, the permanent impact of stock-based compensation deductions, and the reduction in the valuation allowance.

Income tax expense of $0.1 million was recorded for the six months ended June 30, 2018 on income from continuing operations before income taxes of $133.1 million. The effective tax rate is lower than the federal statutory rate of 21% primarily due to the impact of the percentage depletion allowance and the reduction in the valuation allowance, partially offset by the impact of state income taxes, net of federal tax impact. Refer to Note 14 for additional information.

Coal Operations

The following tables summarize certain financial information relating to our coal operations for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,		Increase (Decrease)
(In thousands, except for per ton data)	2019	2018	Tons	%
Tons sold:
CAPP - Met operations	5,856	2,138	3,718	173.9%
CAPP - Thermal operations	2,181	—	2,181	100.0%
NAPP operations	3,399	2,986	413	13.8%

	Six Months Ended June 30,		Increase (Decrease)
(In thousands, except for per ton data)	2019	2018	$	%
Coal revenues:
CAPP - Met operations	$718,684	$286,723	$431,961	150.7%
CAPP - Thermal operations	$130,826	$—	$130,826	100.0%
NAPP operations	$147,094	$132,166	$14,928	11.3%

Coal sales realization per ton:
CAPP - Met operations	$122.73	$134.11	$(11.38)	(8.5)%
CAPP - Thermal operations	$59.98	$—	$59.98	100.0%
NAPP operations	$43.28	$44.26	$(0.98)	(2.2)%
Average	$87.15	$81.75	$5.40	6.6%

Coal revenues. CAPP - Met operations coal revenues increased $432.0 million, or 150.7%, for the six months ended June 30, 2019 compared to the prior year period. The increase in CAPP - Met operations coal revenues was primarily due to higher coal sales volume of 3.7 million tons as a result of the Merger, partially offset by lower coal sales realization of $11.38 per ton.

CAPP - Thermal operations coal revenues were $130.8 million during the current year period. CAPP - Thermal operations coal revenues consisted of 2.2 million tons sold at a coal sales realization of $59.98 per ton. The CAPP - Thermal operations were acquired as part of the Alpha Merger.

NAPP operations coal revenues increased $14.9 million, or 11.3%, for the six months ended June 30, 2019 compared to the prior year period. The increase in NAPP operations coal revenues was primarily due to higher coal sales volumes of 0.4 million tons, partially offset by lower coal sales realization of $0.98 per ton.

	Six Months Ended June 30,		Increase (Decrease)
(In thousands, except for per ton data)	2019	2018	$	%
Cost of coal sales:
CAPP - Met operations	$519,917	$165,996	$353,921	213.2%
CAPP - Thermal operations	$126,831	$—	$126,831	100.0%
NAPP operations	$121,526	$117,234	$4,292	3.7%

Cost of coal sales per ton:
CAPP - Met operations	$88.78	$77.64	$11.14	14.3%
CAPP - Thermal operations	$58.15	$—	$58.15	100.0%
NAPP operations	$35.75	$39.26	$(3.51)	(8.9)%

Coal margin per ton (1):
CAPP - Met operations	$33.95	$56.47	$(22.52)	(39.9)%
CAPP - Thermal operations	$1.83	$—	$1.83	100.0%
NAPP operations	$7.53	$5.00	$2.53	50.6%
(1) Coal margin per ton for our coal operations is calculated as coal sales realization per ton for our coal operations less cost of coal sales per ton for our coal operations.

Cost of coal sales. CAPP - Met operations cost of coal sales increased $353.9 million, or 213.2%, for the six months ended June 30, 2019 compared to the prior year period. The increase in CAPP - Met operations cost of coal sales was primarily due to increases to salaries and wages expense, supplies and maintenance expense, and royalties and taxes related to properties acquired in the Merger, partially offset by an increase in inventory resulting in lower cost of coal sales.

CAPP - Thermal operations cost of coal sales were $126.8 million during the current year period. CAPP - Thermal operations cost of coal sales consisted of 2.2 million tons sold at a coal margin per ton of $1.83 per ton. The CAPP - Thermal cost of coal sales were primarily comprised of supplies and maintenance expenses, salaries and wages expenses and royalties and taxes.

NAPP operations cost of coal sales increased $4.3 million, or 3.7%, for the six months ended June 30, 2019 compared to the prior year period. The increase in NAPP operations cost of coal sales was primarily due to an increase in salaries and wages expense and supplies and maintenance expense, partially offset by an increase in inventory resulting in lower cost of coal sales.

Trading and Logistics Operations

The following table summarizes certain financial information relating to our Trading and Logistics operations for the three months ended June 30, 2019 and 2018:

	Six Months Ended June 30,		Increase (Decrease)
(In thousands, except for per ton data)	2019	2018 (2)	$ or Tons	%

Tons sold	816	3,078	(2,262)	(73.5)%

Coal revenues	$264,184	$584,644	$(320,460)	(54.8)%
Less: cost of coal sales	241,988	518,818	(276,830)	(53.4)%
Trading and Logistics margin (1)	$22,196	$65,826	$(43,630)	(66.3)%
(1) Trading and Logistics margin includes coal trading margin and logistics-related margin.
(2) Prior periods have been modified to reflect total coal revenues and total cost of coal sales including freight and handling components formerly stated separately.

Coal revenues decreased $320.5 million, or 54.8%, and cost of coal sales decreased by $276.8 million, or 53.4%, for the six months ended June 30, 2019 compared to the prior year period due to lower sales volumes of 2.3 million tons, primarily related to decreased sales of coal purchased from the Alpha Companies during the current period as a result of the Merger.

Segment Adjusted EBITDA

Segment Adjusted EBITDA for our reportable segments is a financial measure. This non-GAAP financial measure is presented as a supplemental measure and is not intended to replace financial performance measures determined in accordance with GAAP. Moreover, this measure is not calculated identically by all companies and therefore may not be comparable to similarly titled measures used by other companies. Segment Adjusted EBITDA is presented because management believes it is a useful indicator of the financial performance of our coal operations. The following tables present a reconciliation of net income (loss) to Adjusted EBITDA for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019
	CAPP - Met	CAPP - Thermal	NAPP	Trading and Logistics	All Other	Consolidated
Net income (loss) from continuing operations	$114,025	$(34,024)	$10,892	$36,940	$(95,543)	$32,290
Interest expense	222	10	1	—	30,999	31,232
Interest income	(8)	—	(23)	—	(3,790)	(3,821)
Income tax benefit	—	—	—	—	(5,778)	(5,778)
Depreciation, depletion and amortization	75,180	30,614	13,149	322	4,820	124,085
Merger related costs	—	—	—	—	987	987
Non-cash stock compensation expense	171	57	—	608	3,889	4,725
Mark-to-market adjustment - acquisition-related obligations	—	—	—	—	2,950	2,950
Accretion on asset retirement obligations	4,660	4,731	2,033	—	1,655	13,079
Loss on modification and extinguishment of debt	—	—	—	—	26,459	26,459
Asset impairment (1)	5,826	—	—	—	—	5,826
Cost impact of coal inventory fair value adjustment (2)	4,751	3,458	—	—	—	8,209
Gain on assets acquired in an exchange transaction (3)	(9,083)	—	—	—	—	(9,083)
Amortization of acquired intangibles, net	9,701	1,904	—	(18,631)	—	(7,026)
Adjusted EBITDA	$205,445	$6,750	$26,052	$19,239	$(33,352)	$224,134
(1) Asset impairment primarily related to the write-off of prepaid purchased coal from Blackjewel as a result of Blackjewel’s Chapter 11 bankruptcy filing on July 1, 2019. Refer to Note 19 for further details within subsequent event disclosures.

(2) The cost impact of the coal inventory fair value adjustment as a result of the Alpha Merger is expected to have short-term impact.
(3) During the six months ended June 30, 2019, we entered into an exchange transaction which primarily included the release of the PRB overriding royalty interest owed to us in exchange for met coal reserves which resulted in a gain of $9.1 million.

	Six Months Ended June 30, 2018
	CAPP - Met	CAPP - Thermal	NAPP	Trading and Logistics	All Other	Consolidated
Net income (loss) from continuing operations	$123,000	$—	$6,205	$54,894	$(51,157)	$132,942
Interest expense	312	—	(349)	—	18,021	17,984
Interest income	(10)	—	(12)	(18)	(282)	(322)
Income tax expense	—	—	—	—	121	121
Depreciation, depletion and amortization	11,978	—	10,463	—	369	22,810
Merger related costs	—	—	—	—	3,883	3,883
Management restructuring costs (1)	—	—	—	—	2,659	2,659
Non-cash stock compensation expense	—	—	—	—	6,355	6,355
Gain on settlement of acquisition-related obligations	—	—	—	—	(292)	(292)
Gain on sale of disposal group (2)	(16,386)	—	—	—	—	(16,386)
Accretion on asset retirement obligations	2,174	—	1,882	—	—	4,056
Amortization of acquired intangibles, net	—	—	—	11,310	—	11,310
Adjusted EBITDA	$121,068	$—	$18,189	$66,186	$(20,323)	$185,120
(1) Management restructuring costs are related to severance expense associated with senior management changes in the six months ended June 30, 2018.
(2) During the fourth quarter of 2017, we entered into an asset purchase agreement to sell a disposal group (comprised of property, plant and equipment and associated asset retirement obligations) within our CAPP - Met segment. From the date we entered into the asset purchase agreement through the transaction close date, the property, plant and equipment and associated asset retirement obligations were classified as held for sale in amounts representing the fair value of the disposal group. Upon permit transfer, the transaction closed on April 2, 2018. We paid $10.0 million in connection with the transaction, which was paid into escrow on March 27, 2018 and transferred to the buyer at the transaction close date, and expects to pay a series of additional cash payments in the aggregate amount of $1.5 million, per the terms stated in the agreement, and recorded a gain on sale of $16.4 million within other expenses (income) within the Condensed Consolidated Statements of Operations.

The following table summarizes Adjusted EBITDA for our three reportable segments and All Other category:

	Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2019	2018	$	%
Adjusted EBITDA
CAPP - Met operations	$205,445	$121,068	$84,377	69.7%
CAPP - Thermal operations	6,750	—	6,750	100.0%
NAPP operations	26,052	18,189	7,863	43.2%
Trading and Logistics operations	19,239	66,186	(46,947)	(70.9)%
All Other	(33,352)	(20,323)	(13,029)	(64.1)%
Total	$224,134	$185,120	$39,014	21.1%

CAPP - Met operations. Adjusted EBITDA increased $84.4 million, or 69.7%, for the six months ended June 30, 2019 compared to the prior year period. The increase in Adjusted EBITDA was primarily driven by increased sales volumes during the current period as a result of the Merger, partially offset by decreased coal margin per ton of $22.52, or approximately 39.9%, and increased costs associated with purchased coal during the current period.

CAPP - Thermal operations. Adjusted EBITDA for the CAAP - Thermal operations was $6.8 million for the six months ended June 30, 2019. The prior year period did not have any activity in this segment and therefore the current year results explain the entire amount of change. During the three months ended March 31, 2019, the primary driver for adjusted EBITDA related to ventilation factors negatively impacting production. These ventilation factors were corrected during the during the three months ended June 30, 2019.
NAPP operations. Adjusted EBITDA increased $7.9 million, or 43.2%, for the six months ended June 30, 2019 compared to the prior year period. The increase in Adjusted EBITDA was primarily due to increased sales volumes during the current period and increased coal margin per ton of $2.53, or approximately 50.6%.
Trading and Logistics operations. Adjusted EBITDA decreased $46.9 million, or 70.9%, for the six months ended June 30, 2019 compared to the prior year period. The decrease in Adjusted EBITDA was primarily due to decreased sales of coal purchased from the Alpha Companies during the current period as a result of the Merger.

All Other category. Adjusted EBITDA decreased $13.0 million, or 64.1%, for the six months ended June 30, 2019 compared to the prior year period. The decrease in Adjusted EBITDA was primarily driven by increases in costs associated with idled properties acquired in the Merger and increases in professional services fees and wages and benefits expenses.

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

At June 30, 2019, we had total liquidity of $435.1 million, including cash and cash equivalents of $249.6 million and $185.5 million of unused commitments available under the Amended and Restated Asset-Based Revolving Credit Agreement, subject to limitations described therein. On June 14, 2019, we entered into a $561.8 million Term Loan Credit Facility under the Credit Agreement. On November 9, 2018, we entered into a $225.0 million asset-based revolving credit facility under the Amended and Restated Asset-Based Revolving Credit Agreement expiring on April 3, 2022. Refer to Note 10 for disclosures on long-term debt.

We sponsor three qualified non-contributory pension plans (“Pension Plans”) which cover certain salaried and non-union hourly employees. Participants accrued benefits either based on certain formulas, the participant’s compensation prior to retirement or plan specified amounts for each year of service. Benefits are frozen under these Pension Plans. Annual funding contributions to the Pension Plans are made as recommended by consulting actuaries based upon the ERISA funding standards. Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006. We expect to contribute $7.0 million to the Pension Plans in the remainder of 2019. Refer to Note 15 for further disclosures related to this obligation.

To secure our obligations under certain worker’s compensation, black lung, reclamation-related obligations, general liabilities, and financial guarantees, we are required to provide cash collateral. At June 30, 2019, we had cash collateral in the amounts of $250.8 million, $11.6 million, and $17.8 million classified as short-term and long-term restricted cash, short-term and long-term deposits, and long-term restricted investments, respectively, on our Condensed Consolidated Balance Sheets. As the permits associated with the PRB Transaction have not transferred due to the Blackjewel Chapter 11 bankruptcy filing on

July 1, 2019, we no longer anticipate the related restricted cash and deposits will be returned in the near term to operating cash. Refer to Note 19 for further details within subsequent event disclosures.

Capital Return Program

During the three months ended June 30, 2019, our board of directors adopted a capital return program that permits us to return to stockholders up to an aggregate amount of $250 million of capital. The capital return program does not have a fixed expiration date, and returns of capital may take the form of share repurchases, dividends or a combination thereof. Any share repurchases may be made from time to time through open market transactions, block trades, privately negotiated transactions, tender offers, or otherwise. Any returns of capital under the program will be at the discretion of the board and are subject to market and business conditions, levels of available liquidity, our cash needs, restrictions under agreements or obligations, legal or regulatory requirements or restrictions, and other relevant factors. During the three months ended June 30, 2019, there was no activity under the Capital Return Program.

Blackjewel Developments

On July 1, 2019, Blackjewel announced that it and certain affiliated entities had filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of West Virginia. Subsequently, on July 10, 2019, the Wyoming Environmental Quality Council (the “EQC”) stayed the transfer process of the still outstanding permits from Contura Coal West to Blackjewel to allow the EQC time to review these developments. On July 25, 2019, we announced that we would seek to serve as the stalking horse purchaser for certain assets offered for sale through Blackjewel’s bankruptcy proceedings, and on August 6, 2019, the federal bankruptcy judge in the Southern District of West Virginia verbally approved the Company’s purchase of the Eagle Butte and Belle Ayr mines in Wyoming and the Pax Surface Mine in Scarbro, West Virginia for $33.75 million. Closing of the transaction is subject to the Company, Blackjewel’s debtor estate and additional relevant parties in the bankruptcy proceedings (including federal and state governmental agencies) reaching an agreement as to the payment of certain pre-petition claims and entry of a final order by the court. The EQC has taken no additional action since July 10, 2019.
Subject to terms of the bankruptcy order approving Contura’s purchase of the Eagle Butte and Belle Ayr mines in Wyoming and the Pax Surface Mine, we made a purchase deposit of $8.1 million on July 26, 2019 which will be applied to the purchase price in accordance with the preliminary term sheet. Pursuant to preliminary term sheet, we also expect to assume other obligations in connection with the purchase.
As a result of the Blackjewel Chapter 11 bankruptcy filing, we increased our asset retirement obligation within discontinued operations. Refer to the Contractual Obligations section for information on our estimated undiscounted cash flows for asset retirement obligations as of June 30, 2019, which are based on the information currently available. The estimates and assumptions used to determine the asset retirement obligation as of June 30, 2019 will continue to be evaluated and updated as additional information becomes available in subsequent periods. Refer to Note 3 for additional detail related to second quarter 2019 impacts due to the Blackjewel Chapter 11 bankruptcy filing. Additionally, refer to Note 19 for further details within subsequent event disclosures.
Additionally, refer to Note 3 for disclosure information on discontinued operations.
Cash Flows

Cash, cash equivalents, and restricted cash increased by $23.2 million and $52.2 million over the six months ended June 30, 2019 and 2018, respectively. The net change in cash, cash equivalents, and restricted cash was attributable to the following:

	Six Months Ended June 30,
	2019	2018
Cash flows (in thousands):
Net cash provided by operating activities	$117,133	$115,606
Net cash used in investing activities	(76,131)	(50,106)
Net cash used in financing activities	(17,774)	(13,288)
Net increase in cash and cash equivalents and restricted cash	$23,228	$52,212

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

Net cash provided by operating activities for the six months ended June 30, 2019 was $117.1 million and was primarily attributable to net loss of $106.8 million adjusted for depreciation, depletion and amortization of $270.0 million, loss on modification and extinguishment of debt of $26.5 million, accretion on asset retirement obligations of $13.1 million, employee benefit plans, net of $9.6 million, asset impairment of $22.3 million, amortization of debt issuance costs and accretion of debt discount of $6.7 million, and stock-based compensation of $4.8 million, partially offset by deferred income taxes of $33.6 million, a $9.1 million gain on assets acquired in an exchange transaction, and amortization of acquired intangibles, net of $7.0 million. The change in our operating assets and liabilities of ($90.1) million was primarily attributed to increases in inventories, net of $42.3 million, decreases trade accounts payable of $23.6 million, decreases in asset retirement obligations of $11.1 million, decreases in acquisition related obligations of $12.1 million, and decreases in other non-current liabilities of $12.7 million, partially offset by a decrease in trade accounts receivable $11.0 million.

Net cash provided by operating activities for the six months ended June 30, 2018 was $115.6 million and was primarily attributable to net income of $130.7 million adjusted for depreciation, depletion and amortization of $22.8 million, amortization of acquired intangibles, net of $11.3 million, stock-based compensation of $7.1 million, and accretion on asset retirement obligations of $4.1 million, partially offset by a $16.5 million gain on disposal of assets. The change in our operating assets and liabilities of $54.7 million was primarily attributed to increases in trade accounts receivable of $24.1 million, increases in inventories, net of $4.9 million, decreases in trade accounts payable of $16.6 million, and decreases in other non-current liabilities of $12.9 million.
Investing Activities

Net cash used in investing activities for the six months ended June 30, 2019 was $76.1 million, primarily driven by capital expenditures of $83.9 million, purchases of investment securities - held to maturity of $9.9 million, and capital contributions to equity affiliates of $4.8 million, partially offset by maturity of investment securities - held to maturity of $21.3 million.

Net cash used in investing activities for the six months ended June 30, 2018 was $50.1 million, driven by capital expenditures of $38.3 million and payments on disposal of assets of $10.3 million.
Financing Activities

Net cash used in financing activities for the six months ended June 30, 2019 was $17.8 million, primarily attributable to principal repayments of debt of $550.0 million, debt issuance costs of $5.8 million, and common stock repurchases and related expenses of $4.9 million, partially offset by proceeds from borrowings on debt of $544.9 million.

Net cash used in financing activities for the six months ended June 30, 2018 was $13.3 million, primarily attributable to principal repayments of debt of $5.3 million, common stock repurchases and related expenses of $4.8 million, and principal repayments of notes payable of $2.9 million.
Long-Term Debt

Refer to Note 10 for additional disclosures on long-term debt.

Analysis of Material Debt Covenants

We were in compliance with all covenants under the Credit Agreement and the Amended and Restated Asset-Based Revolving Credit Agreement, as of June 30, 2019. A breach of the covenants in the Credit Agreement and the Amended and Restated Asset-Based Revolving Credit Agreement could result in a default under the terms of the agreement and the respective lenders could elect to declare all amounts borrowed due and payable.

Pursuant to the Amended and Restated Asset-Based Revolving Credit Agreement, during any Liquidity Period (capitalized terms as defined in the Amended and Restated Asset-Based Revolving Credit Agreement), our Fixed Charge Coverage Ratio cannot be less than 1.0 as of the last day of any Test Period, commencing with the Test Period ended immediately preceding the commencement of such Liquidity Period. The Fixed Charge Coverage Ratio is calculated as (a) Consolidated EBITDA of the Company and its Restricted Subsidiaries for such period, minus non-financed Capital Expenditures (including Capital Expenditures financed with the proceeds of any Loans) paid or payable currently in cash by the Company or any of its Subsidiaries for such period to (b) the Fixed Charges of the Company and its Restricted Subsidiaries during such period. As of June 30, 2019, we were not in a Liquidity Period.

Acquisition-Related Obligations

Refer to Note 11 for additional details and disclosures on acquisition-related obligations.

Off-Balance Sheet Arrangements

Refer to Note 17, part (c) for disclosures on off-balance sheet arrangements.

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

Our contractual obligations relating to the contingent revenue obligation increased during the six months ended June 30, 2019 as a result of the measurement-period adjustments recorded and changes to forecasted revenue assumptions. Refer to Note 11 for further disclosures related to this obligation. The table below reflects these obligations as of June 30, 2019:

(in thousands)	Remainder of 2019	2020	2021	2022	2023	After 2023	Total
Contingent revenue obligation	$—	$16,029	$16,915	$17,054	$16,182	$—	$66,180

Our long-term liabilities relating to asset retirement obligations, including discontinued operations, increased during the six months ended June 30, 2019 as a result of the measurement-period adjustments recorded and due to the Blackjewel Chapter 11 bankruptcy filing. Refer to Note 19 for further details within subsequent event disclosures. Asset retirement obligations cash flows associated with the PRB are an estimate based on information currently available. The estimates are subject to material change and will be updated as additional information become available. Refer to Note 2 for further information on measurement period adjustments. Refer to Note 3 for disclosure information on discontinued operations. The table below reflects the estimated undiscounted cash flows for these obligations as of June 30, 2019:

(in thousands)	Remainder of 2019	2020	2021	2022	2023	After 2023	Total
Asset retirement obligation	$15,716	$24,674	$75,686	$80,417	$66,394	$663,323	$926,210

Refer to Note 9 for information about our lease obligations. Refer to Note 17 for disclosures related to our other contractual obligations.

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
Our critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018. Our critical accounting policies remain unchanged at June 30, 2019. Refer to Note 1 for disclosures related to new accounting policies adopted.

Goodwill. Global economic weakness and in particular deterioration or weakness for an extended period of time in the global metallurgical coal market, as well as other factors that could result in adverse changes in the key assumptions described in our Annual Report on Form 10-K for the year ended December 31, 2018, could lead to a reduction in the fair value of the reporting unit. Accordingly, the goodwill associated with this reporting unit may be at risk for impairment charges.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

We manage our commodity price risk for coal sales through the use of coal supply agreements. As of August 5, 2019, we expect to ship on sales commitments of approximately 7.0 million tons of NAPP coal for 2019, 100% of which is priced, 11.8 million tons of CAPP - Met coal for 2019, 72% of which is priced, and 4.5 million tons of CAPP - Thermal coal for 2019, 98% of which is priced.
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

We expect to use approximately 12.4 million and 23.9 million gallons of diesel fuel in the remainder of 2019 and 2020, respectively.

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

Interest Rate Risk

As of June 30, 2019, we had exposure to changes in interest rates through the asset-based revolving credit facility under our Amended and Restated Asset-Based Revolving Credit Agreement, which bears interest based on the character of the loan (defined as either “Base Rate Loan” or “Eurocurrency Rate Loan”) plus an applicable rate ranging from 1.00% to 1.50% for Base Rate Loans and 2.00% to 2.50% for Eurocurrency Rate Loans, depending on the amount of credit available. As of June 30, 2019, the Company had no borrowings under the Asset-Based Term Loan Credit Agreement.

As of June 30, 2019, we also had exposure to changes in interest rates through the Term Loan Credit Facility under our Credit Agreement, which bears an interest rate per annum based on the character of the loan (defined as either “Base Rate Loan” or “Eurocurrency Rate Loan”) plus an applicable rate of 6.00% to 7.00% on or prior to the second anniversary of the Closing Date and 7.00% to 8.00% thereafter (the “Applicable Rate”). As of June 30, 2019, a 50 basis point increase or decrease in interest rates would increase or decrease our annual interest expense by approximately $2.8 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of June 30, 2019. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of June 30, 2019 at a reasonable assurance level.

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

Part II - Other Information

Item 1. Legal Proceedings

For a description of the Company’s legal proceedings, refer to Note 17, part (d), to the unaudited Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” sections in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, together with the cautionary statement under the caption Cautionary Note Regarding Forward Looking Statements in this report. These described risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The concurrent loss of, or significant reduction in, purchases by several of our largest customers could materially and adversely affect our revenues and profitability.

Our largest customer during the year ended December 31, 2018 accounted for approximately 16.7% of our total coal revenues, and coal sales to our 10 largest customers accounted for approximately 60.1% of our total coal revenues. These customers could decide to discontinue purchasing coal from us in the volumes that they have previously purchased or decide to not purchase at all. If several of these customers were concurrently to reduce their purchases of coal significantly, or if we were unable to sell coal to them on terms as favorable to us as previous sales, we could face a significant reduction in sales while we attempt to sell the coal to other customers in the global marketplace. If this concurrent loss or significant reduction were to happen, our revenues and profitability could be materially and adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information about shares of common stock that were repurchased during the second quarter of 2019.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 1, 2019 through April 30, 2019	11,959	$58.79	—	$—
May 1, 2019 through May 31, 2019	—	$—	—	$—
June 1, 2019 through June 30, 2019	—	$—	—	$—
	11,959		—	$—
(1) The Company is authorized to repurchase common shares from employees (upon the election by the employee) to satisfy the employees’ statutory tax withholdings upon the vesting of stock grants. Shares that are repurchased to satisfy the employees’ statutory tax withholdings are recorded in treasury stock at cost.

Repurchases related to warrants during the current quarter were immaterial.

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

CONTURA ENERGY, INC.
Date: August 14, 2019	By:	/s/ Charles Andrew Eidson
	Name:	Charles Andrew Eidson
	Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
3.1
Second Amended and Restated Certificate of Incorporation of Contura Energy, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4 filed with the Commission on August 21, 2018)

3.2
Second Amended and Restated Bylaws of Contura Energy, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 filed with the Commission on August 21, 2018)

10.1
Commitment Letter, dated as of May 15, 2019, by and among Contura Energy, Inc. and certain of its existing shareholders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 21, 2019)

10.2
Amended and Restated Commitment Letter, dated as of May 21, 2019, by and among Contura Energy, Inc. and certain of its existing shareholders (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 21, 2019)

10.3
Credit Agreement, dated as of June 14, 2019, by and among Contura Energy, Inc., as the Borrower, Cantor Fitzgerald Securities, as Administrative Agent and certain lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 18, 2019)

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