Form 10-Q
period 2019-09-30
Contura Energy, Inc.
filed 2019-11-14
CIK 1704715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐Yes   ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CTRA	New York Stock Exchange

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of October 31, 2019: 18,214,094

	Cautionary Note Regarding Forward Looking Statements	5

	Part I - Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2019 and September 30, 2018 (Unaudited)	7
	Condensed Consolidated Statements of Comprehensive (Loss) Income for the Three and Nine Months Ended September 30, 2019 and September 30, 2018 (Unaudited)	9
	Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 (Unaudited)	10
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and September 30, 2018 (Unaudited)	12
	Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2019 and September 30, 2018 (Unaudited)	14
	Notes to Condensed Consolidated Financial Statements (Unaudited)	16
	(1) Business and Basis of Presentation	16
	(2) Mergers and Acquisitions	17
	(3) Discontinued Operations	19
	(4) Revenue	21
	(5) Accumulated Other Comprehensive (Loss) Income	22
	(6) Net (Loss) Income Per Share	23
	(7) Inventories, net	24
	(8) Goodwill and Acquired Intangibles	24
	(9) Leases	25
	(10) Stock Repurchases	27
	(11) Long-Term Debt	28
	(12) Acquisition-Related Obligations	29
	(13) Asset Retirement Obligations	30
	(14) Fair Value of Financial Instruments and Fair Value Measurements	30
	(15) Income Taxes	33
	(16) Employee Benefit Plans	33
	(17) Related Party Transactions	34
	(18) Commitments and Contingencies	35
	(19) Segment Information	37
	(20) Subsequent Events	42
	Glossary	44
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46
	Results of Operations	47
	Liquidity and Capital Resources	62
	Contractual Obligations	64
	Critical Accounting Policies and Estimates	65
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	65
Item 4.	Controls and Procedures	66

	Part II - Other Information
Item 1.	Legal Proceedings	67

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	the financial performance of the company;

•	our liquidity, results of operations and financial condition;

•	our ability to generate sufficient cash or obtain financing to fund our business operations;

•	depressed levels or declines in coal prices;

•	worldwide market demand for coal, steel, and electricity, including demand for U.S. coal exports, and competition in coal markets;

•	the imposition or continuation of barriers to trade, such as tariffs;

•	utilities switching to alternative energy sources such as natural gas, renewables and coal from basins where we do not operate;

•	reductions or increases in customer coal inventories and the timing of those changes;

•	our production capabilities and costs;

•	inherent risks of coal mining beyond our control;

•	changes in, interpretations of, or implementations of domestic or international tax or other laws and regulations, including the Tax Cuts and Jobs Act and its related regulations;

•
changes in domestic or international environmental laws and regulations, and court decisions, including those directly affecting our coal mining and production, and those affecting our customers’ coal usage, including potential climate change initiatives;

•	our relationships with, and other conditions affecting, our customers, including the inability to collect payments from our customers if their creditworthiness declines;

•	changes in, renewal or acquisition of, terms of and performance of customers under coal supply arrangements and the refusal by our customers to receive coal under agreed contract terms;

•	our ability to obtain, maintain or renew any necessary permits or rights, and our ability to mine properties due to defects in title on leasehold interests;

•	attracting and retaining key personnel and other employee workforce factors, such as labor relations;

•	funding for and changes in employee benefit obligations;

•	any new or increased liabilities, including reclamation obligations, that we may incur in connection with our former mines in Wyoming;

•	cybersecurity attacks or failures, threats to physical security, extreme weather conditions or other natural disasters;

•	reclamation and mine closure obligations;

•	our assumptions concerning economically recoverable coal reserve estimates;

•	our ability to negotiate new United Mine Workers of America wage agreements on terms acceptable to us, increased unionization of our workforce in the future, and any strikes by our workforce;

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

Part I - Financial Information

Item 1. Financial Statements
CONTURA ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Coal revenues	$523,987	$443,005	$1,784,775	$1,446,538
Other revenues	1,877	4,866	6,409	12,583
Total revenues	525,864	447,871	1,791,184	1,459,121
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	467,658	397,241	1,480,098	1,199,289
Depreciation, depletion and amortization	60,842	11,141	184,927	33,951
Accretion on asset retirement obligations	6,846	1,489	19,925	5,545
Amortization of acquired intangibles, net	2,314	1,158	(4,712)	12,468
Asset impairment	32	—	5,858	—
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	17,387	12,382	53,121	43,490
Merger related costs	68	1,181	1,055	5,064
Total other operating (income) loss:
Mark-to-market adjustment for acquisition-related obligations	(3,238)	—	(288)	—
Other expenses (income)	166	(569)	(7,319)	(17,075)
Total costs and expenses	552,075	424,023	1,732,665	1,282,732
(Loss) income from operations	(26,211)	23,848	58,519	176,389
Other income (expense):
Interest expense	(18,847)	(8,554)	(50,079)	(26,538)
Interest income	1,763	507	5,584	829
Loss on modification and extinguishment of debt	—	—	(26,459)	—
Equity loss in affiliates	(1,845)	(1,624)	(4,804)	(2,857)
Miscellaneous loss, net	(1,523)	(154)	(2,912)	(737)
Total other expense, net	(20,452)	(9,825)	(78,670)	(29,303)
(Loss) income from continuing operations before income taxes	(46,663)	14,023	(20,151)	147,086
Income tax benefit (expense)	3,102	(12)	8,880	(133)
Net (loss) income from continuing operations	(43,561)	14,011	(11,271)	146,953
Discontinued operations:
Loss from discontinued operations before income taxes	(11,516)	(2,117)	(176,973)	(4,330)
Income tax (expense) benefit from discontinued operations	(13,455)	—	12,866	—
Loss from discontinued operations	(24,971)	(2,117)	(164,107)	(4,330)
Net (loss) income	$(68,532)	$11,894	$(175,378)	$142,623

Basic (loss) income per common share:
(Loss) income from continuing operations	$(2.29)	$1.45	$(0.59)	$15.30

Loss from discontinued operations	(1.31)	(0.22)	(8.63)	(0.45)
Net (loss) income	$(3.60)	$1.23	$(9.22)	$14.85

Diluted (loss) income per common share
(Loss) income from continuing operations	$(2.29)	$1.35	$(0.59)	$14.23
Loss from discontinued operations	(1.31)	(0.20)	(8.63)	(0.42)
Net (loss) income	$(3.60)	$1.15	$(9.22)	$13.81

Weighted average shares - basic	19,025,462	9,633,164	19,014,974	9,602,860
Weighted average shares - diluted	19,025,462	10,384,513	19,014,974	10,328,031

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

CONTURA ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income	$(68,532)	$11,894	$(175,378)	$142,623
Other comprehensive (loss) income, net of tax:
Employee benefit plans:
Amortization of and adjustments to employee benefit costs	$(86)	$39	$1,340	$(11)
Income tax expense	22	—	(350)	—
Total other comprehensive (loss) income, net of tax	$(64)	$39	$990	$(11)
Total comprehensive (loss) income	$(68,596)	$11,933	$(174,388)	$142,612
Refer to accompanying Notes to Condensed Consolidated Financial Statements.

CONTURA ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$152,638	$233,599
Trade accounts receivable, net of allowance for doubtful accounts of $0 as of September 30, 2019 and December 31, 2018	259,931	292,617
Inventories, net	172,591	121,965
Prepaid expenses and other current assets	181,903	158,945
Current assets - discontinued operations	3,401	22,475
Total current assets	770,464	829,601
Property, plant, and equipment, net of accumulated depreciation and amortization of $274,704 and $106,766 as of September 30, 2019 and December 31, 2018	614,624	699,990
Owned and leased mineral rights, net of accumulated depletion and amortization of $23,877 and $11,390 as of September 30, 2019 and December 31, 2018	572,620	528,232
Goodwill	124,353	95,624
Other acquired intangibles, net of accumulated amortization of $39,820 and $20,267 as of September 30, 2019 and December 31, 2018	138,725	154,584
Long-term restricted cash	209,041	227,173
Deferred income taxes	50,516	27,179
Other non-current assets	189,545	183,675
Total assets	$2,669,888	$2,746,058
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$28,982	$42,743
Acquisition-related obligations - current	33,165	27,334
Trade accounts payable	98,607	114,568
Accrued expenses and other current liabilities	148,984	148,699
Current liabilities - discontinued operations	20,439	21,892
Total current liabilities	330,177	355,236
Long-term debt	563,846	545,269
Acquisition-related obligations - long-term	51,853	72,996
Workers’ compensation and black lung obligations	260,070	249,294
Pension obligations	176,389	180,802
Asset retirement obligations	223,156	203,694
Deferred income taxes	8,300	15,118
Other non-current liabilities	35,161	52,415
Non-current liabilities - discontinued operations	151,998	94
Total liabilities	1,800,950	1,674,918
Commitments and Contingencies (Note 18)
Stockholders’ Equity
Preferred stock - par value $0.01, 5.0 million shares authorized, none issued	—	—
Common stock - par value $0.01, 50.0 million shares authorized, 20.5 million issued and 18.2 million outstanding at September 30, 2019 and 20.2 million issued and 19.1 million outstanding at December 31, 2018	205	202
Additional paid-in capital	770,822	761,301
Accumulated other comprehensive loss	(22,140)	(23,130)

Treasury stock, at cost: 2.3 million shares at September 30, 2019 and 1.1 million shares at December 31, 2018	(107,700)	(70,362)
Retained earnings	227,751	403,129
Total stockholders’ equity	868,938	1,071,140
Total liabilities and stockholders’ equity	$2,669,888	$2,746,058

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

CONTURA ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net (loss) income	$(175,378)	$142,623
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	330,840	33,951
Amortization of acquired intangibles, net	(4,712)	12,468
Accretion of acquisition-related obligations discount	4,367	4,165
Amortization of debt issuance costs and accretion of debt discount	10,446	2,264
Mark-to-market adjustment for acquisition-related obligations	(288)	—
Loss (gain) on disposal of assets	1,462	(17,103)
Gain on assets acquired in an exchange transaction	(9,083)	—
Loss on modification and extinguishment of debt	26,459	—
Asset impairment	23,020	—
Accretion on asset retirement obligations	24,906	5,545
Employee benefit plans, net	14,513	6,551
Deferred income taxes	(22,021)	—
Stock-based compensation	7,512	9,472
Equity loss in affiliates	4,804	2,857
Other, net	351	610
Changes in operating assets and liabilities	(99,620)	(27,087)
Net cash provided by operating activities	137,578	176,316
Investing activities:
Capital expenditures	(144,183)	(56,722)
Payments on disposal of assets	—	(10,250)
Proceeds on disposal of assets	1,170	647
Purchases of investment securities	(65,193)	—
Maturity of investment securities	50,775	—
Capital contributions to equity affiliates	(7,600)	(3,759)
Other, net	(2,548)	(1,455)
Net cash used in investing activities	(167,579)	(71,539)
Financing activities:
Proceeds from borrowings on debt	544,946	—
Principal repayments of debt	(551,405)	(6,323)
Principal repayments of notes payable	(14,054)	(3,094)
Principal repayments of financing lease obligations	(2,960)	(221)
Debt issuance costs	(6,104)	(466)
Common stock repurchases and related expenses	(35,485)	(4,839)
Other, net	952	70
Net cash used in financing activities	(64,110)	(14,873)
Net (decrease) increase in cash and cash equivalents and restricted cash	(94,111)	89,904
Cash and cash equivalents and restricted cash at beginning of period	477,246	193,960
Cash and cash equivalents and restricted cash at end of period	$383,135	$283,864

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	As of September 30,
	2019	2018
Cash and cash equivalents	$152,638	$238,129
Short-term restricted cash (included in Prepaid expenses and other current assets)	21,456	8,853
Long-term restricted cash	209,041	36,882
Total cash and cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$383,135	$283,864

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

CONTURA ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Retained Earnings	Total Stockholders’ Equity
Balances, December 31, 2017	$108	$40,616	$(1,948)	$(50,092)	$103,964	$92,648
Net income	—	—	—	—	56,941	56,941
Other comprehensive income, net	—	—	37	—	—	37
Stock-based compensation and net issuance of common stock for share vesting	—	4,479	—	—	—	4,479
Common stock repurchases and related expenses	—	—	—	(4,835)	—	(4,835)
Balances, March 31, 2018	$108	$45,095	$(1,911)	$(54,927)	$160,905	$149,270
Net income	—	—	—	—	73,788	73,788
Other comprehensive loss, net	—	—	(87)	—	—	(87)
Stock-based compensation and net issuance of common stock for share vesting	—	2,114	—	—	—	2,114
Exercise of stock options	—	62	—	—	—	62
Warrant exercises	—	2	—	(3)	—	(1)
Balances, June 30, 2018	$108	$47,273	$(1,998)	$(54,930)	$234,693	$225,146
Net income	—	—	—	—	11,894	11,894
Other comprehensive loss, net	—	—	39	—	—	39
Stock-based compensation and net issuance of common stock for share vesting	—	2,127	—	—	—	2,127
Warrant exercises	—	7	—	(1)	—	6
Balances, September 30, 2018	$108	$49,407	$(1,959)	$(54,931)	$246,587	$239,212

Balances, December 31, 2018	$202	$761,301	$(23,130)	$(70,362)	$403,129	$1,071,140
Net income	—	—	—	—	6,815	6,815
Other comprehensive income, net	—	—	177	—	—	177
Stock-based compensation and net issuance of common stock for share vesting	—	6,377	—	—	—	6,377
Exercise of stock options	1	305	—	—	—	306
Common stock repurchases and related expenses	—	—	—	(4,171)	—	(4,171)
Balances, March 31, 2019	$203	$767,983	$(22,953)	$(74,533)	$409,944	$1,080,644
Net loss	—	—	—	—	(113,661)	(113,661)
Other comprehensive income, net	—	—	877	—	—	877
Stock-based compensation and net issuance of common stock for share vesting	—	(545)	—	—	—	(545)
Exercise of stock options	1	589	—	—	—	590
Common stock repurchases and related expenses	—	—	—	(703)	—	(703)
Warrant exercises	—	19	—	—	—	19
Balances, June 30, 2019	$204	$768,046	$(22,076)	$(75,236)	$296,283	$967,221

Net loss	—	—	—	—	(68,532)	(68,532)
Other comprehensive income, net	—	—	(64)	—	—	(64)
Stock-based compensation and net issuance of common stock for share vesting	1	2,738	—	—	—	2,739
Exercise of stock options	—	38	—	—	—	38
Common stock repurchases and related expenses	—	—	—	(32,464)	—	(32,464)
Balances, September 30, 2019	$205	$770,822	$(22,140)	$(107,700)	$227,751	$868,938
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
The Condensed Consolidated Financial Statements include all wholly-owned subsidiaries’ results of operations for the three and nine months ended September 30, 2019 and 2018. All significant intercompany transactions have been eliminated in consolidation.

The accompanying interim Condensed Consolidated Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP as long as the financial statements are not misleading. In the opinion of management, these interim Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or any other period. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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
Summary of Significant Accounting Policies
Unrestricted and Restricted Investments: Amounts primarily consist of money market funds, other cash equivalents, certificates of deposit, corporate debt securities and U.S. treasury and agency securities classified as either trading securities or held-to-maturity securities. The trading securities are recorded initially at cost and adjusted to fair value at each reporting period. The trading securities’ unrealized gains and losses resulting from fair value adjustments are recorded in current period earnings or loss. The held-to-maturity securities are recorded at amortized cost with interest income recorded in current period earnings.
Trading securities of $25,081 (unrestricted investments) and $2,275 (restricted investments) are recorded within Prepaid expenses and other current assets and Other non-current assets on the Company’s Condensed Consolidated Balance Sheets, respectively, as of September 30, 2019. Held-to-maturity securities of $16,374 and $29,137 (restricted investments) are recorded within Other non-current assets on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, respectively.
New Accounting Pronouncements
Leases: In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASU 2016-02”). ASU 2016-02, along with related amendments issued from 2017 to 2019 (collectively, the “New Leases Standard”), requires a lessee to recognize a right-of-use asset and a lease liability on the balance sheet. The Company adopted ASU 2016-02 effective January 1, 2019 and elected the option to not restate comparative periods in transition and also elected the hindsight practical expedient, which allows the Company to use hindsight when considering lessee options to extend or terminate leases when determining the lease term of lease arrangements for classification purposes, and the package of practical expedients for all leases within the standard, which permits the Company not to reassess its prior

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

conclusions about lease identification, lease classification and initial direct costs. Additionally, the Company elected the transition practical expedient to continue to account for existing and expired land easements at transition as executory contracts. Only land easements entered into or modified after the effective date of Accounting Standards Codification (“ASC”) 842 are accounted for as leases by the Company.

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
(1) Balances do not include measurement-period adjustments recorded during the nine months ended September 30, 2019. Refer to Note 2 for further details on measurement-period adjustments recorded during the period.

The adoption of ASC 842 did not have an impact on our Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive (Loss) Income, or Condensed Consolidated Statements of Cash Flows. Refer to Note 9 for further disclosure requirements under the new standard.

Credit Losses: In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Credit Losses (“ASU 2016-13”). ASU 2016-13, along with related amendments and improvements issued in 2018 and 2019, replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable supportable information to inform credit loss estimates. Management anticipates adopting the standard in the first quarter of 2020, although a significant impact to the Company’s financial results is not expected.

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

Allocation of Purchase Price

The finalized purchase price of $688,534 has been allocated to the net tangible and intangible assets of Alpha Companies as follows:

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Provisional as of December 31, 2018	Adjustments	Final
Cash and cash equivalents	$29,939	$—	$29,939
Trade and other receivables	60,714	—	60,714
Inventories	85,635	—	85,635
Short-term restricted cash	10,592	—	10,592
Other current assets	38,495	10,087	48,582
Property, plant, and equipment	504,852	(33,930)	470,922
Owned and leased mineral rights	516,201	23,571	539,772
Other intangible assets	154,041	4,363	158,404
Long-term restricted cash	182,049	—	182,049
Long-term restricted investments	28,809	—	28,809
Other non-current assets	68,022	(3,353)	64,669
Total assets	$1,679,349	$738	$1,680,087

Accounts payable	$69,049	$(2,504)	$66,545
Accrued expenses and other current liabilities	76,774	2,491	79,265
Long-term debt, including current portion	144,832	3,626	148,458
Acquisition related obligations	74,346	5,738	80,084
Pension obligations	158,005	3,596	161,601
Asset retirement obligation, including current portion	163,636	12,718	176,354
Deferred income taxes, including current portion	134,924	(8,484)	126,440
Other intangible liabilities	57,219	—	57,219
Other non-current liabilities	207,654	12,286	219,940
Total liabilities	$1,086,439	$29,467	$1,115,906

Goodwill	$95,624	$28,729	$124,353

Allocation of purchase price	$688,534	$—	$688,534

Prior to the finalization of the purchase price allocation, during the nine months ended September 30, 2019, the Company recorded measurement-period adjustments to the provisional opening balance sheet as shown in the table above. Adjustments were made primarily to property, plant and equipment, owned and leased mineral rights, asset retirement obligations and certain actuarial liabilities. There were no material measurement-period adjustments impacting current-period earnings that would have been recorded in the previous reporting period if the adjustments to the provisional amounts had been recognized as of the acquisition date.

In connection with the Merger, the Company originally recorded provisional goodwill of $95,624, which represents the excess of the purchase price over the estimated fair value of tangible and intangible assets acquired, net of liabilities assumed. As a result of measurement-period adjustments recorded during the nine months ended September 30, 2019, the provisional amount of goodwill increased by $28,729 resulting in final goodwill of $124,353 as of September 30, 2019 which has been allocated to the Company’s CAPP-Met reportable segment. The goodwill is attributed primarily to the following factors: (i) anticipated operating and administrative synergies, and (ii) deferred income taxes arising from the differences between the preliminary purchase price allocated to the assets and liabilities acquired based on fair value and the tax basis of these assets and liabilities. The goodwill is not deductible for tax purposes.

The following table represents the intangible assets and the weighted-average amortization periods as of the acquisition date:

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Final	Weighted-Average Amortization Period (In Years)
Mining permits	$157,555	12.30
Above-market coal supply agreements	849	1.03
Below-market coal supply agreements	(57,219)	2.10
Total acquired intangibles	$101,185	10.16

The Condensed Consolidated Statements of Operations include acquisition related expenses (on a pre-tax basis) of $68 and $1,181 in Merger related costs for the three months ended September 30, 2019 and 2018, respectively. The Condensed Consolidated Statements of Operations include acquisition related expenses (on a pre-tax basis) of $1,055 and $5,064 in Merger related costs for the nine months ended September 30, 2019 and 2018, respectively. Acquisition related expenses include professional fees related to legal, tax, advisory integration services and contract related matters.

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

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	As reported	Pro forma	As reported	Pro forma
Total revenues	$447,871	$633,656	$1,459,121	$1,972,610
Income from continuing operations	$14,011	$2,801	$146,953	$182,533

Basic income per common share:
Income from continuing operations	$1.45	$0.15	$15.30	$9.62
Diluted income per common share:
Income from continuing operations	$1.35	$0.14	$14.23	$9.26

Weighted average shares - basic	9,633,164	19,011,363	9,602,860	18,981,059
Weighted average shares - diluted	10,384,513	19,762,712	10,328,031	19,706,230

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

The pro forma results for the three and nine months ended September 30, 2018 include $1,181 and $5,064, respectively, of merger-related costs primarily related to professional service fees.

(3) Discontinued Operations

Discontinued operations consist of on-going activity related to the Company’s former Power River Basin (“PRB”) operations. On December 8, 2017, the Company closed a transaction (“PRB Transaction”) with Blackjewel L.L.C. (“Blackjewel” or the “Buyer”) to sell its Eagle Butte and Belle Ayr mines located in Wyoming. However, during the mine permit transfer period, the Company was required to maintain its existing reclamation bonds and related collateral. As of September 30, 2019, the Company had outstanding surety bonds with a total face amount of $227,410 to secure obligations and commitments related to its former PRB operations.

To facilitate permit transfer to the Buyer, during 2018, the Company agreed to backstop a total of $44,800 of Blackjewel’s bonding obligations with respect to the Eagle Butte and Belle Ayr permits by entering into secondary general indemnification

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

agreements and providing letters of credit totaling $18,800 to sureties as collateral for the Company’s indemnification obligations. Blackjewel agreed that, by June 30, 2019, it would enter into additional financial arrangements and cause each surety to release and return each letter of credit and cancel the Company’s general indemnification agreements. Indemnity bonds in the amount of $26,000 were issued by a third-party insurer in favor of the Company to insure Blackjewel’s performance obligations with respect to cancellation of the general indemnification agreements and return of the letters of credit.

On July 1, 2019, prior to permit transfer, Blackjewel announced that it and certain affiliated entities had filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of West Virginia (the “Bankruptcy Court”), which are being jointly administered under the caption In re Blackjewel, L.L.C., Case No. 19-30289 (Bankr. S.D.W. Va.). On July 25, 2019, the Company announced that it would seek to serve as the stalking horse purchaser for certain assets offered for sale through Blackjewel’s bankruptcy proceedings. On August 6, 2019, the Bankruptcy Court verbally approved the Company’s purchase of the Eagle Butte and Belle Ayr mines in Wyoming and the Pax Surface Mine in West Virginia for $33,750 pending resolution of outstanding objections. In connection with the stalking horse agreement, the Company made a purchase deposit of $8,100. On August 29, 2019, as a result of ongoing objections, the Bankruptcy Court entered an order approving the separate sale of the Pax Surface Mine to the Company for $6,150 (including $5,050 from the purchase deposit). On September 18, 2019, the Company announced that it had entered into an agreement which would allow a third-party to purchase the Eagle Butte and Belle Ayr mines from Blackjewel and assume associated reclamation obligations. Refer to Note 20 Subsequent Events.

The major components of net loss from discontinued operations in the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Total revenues (1)	$4	$139	$152	$1,254
Costs and expenses:
Depreciation, depletion and amortization (2)	$—	$—	$145,913	$—
Accretion on asset retirement obligations (3)	$4,981	$—	$4,981	$—
Asset impairment (4)	$694	$—	$17,162	$—
Selling, general and administrative expenses	$4,666	$12	$4,673	$39
Other expenses	$1,032	$1,078	$3,964	$3,453
Other non-major expense (income) items, net	$147	$1,166	$432	$2,092
(1) Total revenues for the three and nine months ended September 30, 2019 and 2018 consisted entirely of other revenues.
(2) The depreciation, depletion and amortization is related to an increase in the Company’s estimate of its asset retirement obligations with respect to the Eagle Butte and Belle Ayr mines as a result of Blackjewel’s bankruptcy filing. The Company remeasured its asset retirement obligations based on the expectation that the mining permits would not transfer to Blackjewel and Blackjewel would be unable to perform its contractual obligation to reclaim the properties. The increase in the asset retirement obligation was recorded to expense as the Company no longer owned the underlying mining assets. Refer to Note 20 Subsequent Events.
(3) The accretion on asset retirement obligations is related to the asset retirement obligation as a result of the Blackjewel’s bankruptcy filing. Refer to the above disclosures for further details.
(4) The asset impairment for the three and nine months ended September 30, 2019 is primarily related to the write-off of tax related indemnification receivables from Blackjewel. Refer to the disclosures below for further details.

Refer to Note 6 for net loss per share information related to discontinued operations.

The major components of asset and liabilities that are classified as discontinued operations in the Condensed Consolidated Balance Sheets are as follows:

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	September 30, 2019	December 31, 2018
Assets:
Prepaid expenses and other current assets	$3,401	$22,475

Liabilities:
Trade accounts payable, accrued expenses and other current liabilities (1)	$20,439	$21,892
Asset retirement obligations (2)	$151,902	$—
Other non-current liabilities	$96	$94
(1) The liabilities are primarily comprised of taxes for which the Company is considered to be the primary obligor but for which the Buyer was contractually obligated to pay. During the three and nine months ended September 30, 2019, the Company recorded an impairment charge for the offsetting indemnification receivable as a result of the Blackjewel bankruptcy filing.
(2) Refer to discussion of asset retirement obligations in the table above.

The major components of cash flows related to discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Other significant operating non-cash items related to discontinued operations:
Depreciation, depletion and amortization	$—	$—	$145,913	$—
Accretion on asset retirement obligations	$4,981	$—	$4,981	$—

(4) Revenue

Disaggregation of Revenue from Contracts with Customers

The following tables disaggregate the Company’s coal revenues by product category and by market to depict how the nature, amount, timing, and uncertainty of the Company’s coal revenues and cash flows are affected by economic factors:

	Three Months Ended September 30, 2019
	Met	Thermal	Total
Export coal revenues	$248,628	$13,187	$261,815
Domestic coal revenues	137,146	125,026	262,172
Total coal revenues	$385,774	$138,213	$523,987

	Three Months Ended September 30, 2018
	Met	Thermal	Total
Export coal revenues	$371,749	$12,848	$384,597
Domestic coal revenues	15,292	43,116	58,408
Total coal revenues	$387,041	$55,964	$443,005

	Nine Months Ended September 30, 2019
	Met	Thermal	Total
Export coal revenues	$928,390	$39,569	$967,959
Domestic coal revenues	429,457	387,359	816,816
Total coal revenues	$1,357,847	$426,928	$1,784,775

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Nine Months Ended September 30, 2018
	Met	Thermal	Total
Export coal revenues	$1,239,008	$28,634	$1,267,642
Domestic coal revenues	38,156	140,740	178,896
Total coal revenues	$1,277,164	$169,374	$1,446,538

Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied as of September 30, 2019.

	Remainder of 2019	2020	2021	2022	2023	2024	Total
Estimated coal revenues	$64,916	$357,281	$196,240	$138,444	$130,267	$46,000	$933,148

Contract Balances

During the nine months ended September 30, 2019, the Company paid amounts under certain contracts related to the modification of contract terms. These payments were deferred and allocated to the remaining performance obligations after contract modification. The following table includes the opening and closing balances of contract assets from modifications with contracts with customers, which are included within prepaid expenses and other current assets on the Company’s Condensed Consolidated Balance Sheets:

	September 30, 2019	December 31, 2018
Contract assets (1)	$985	$950
(1) Amounts primarily relate to payments made upon modification of coal contracts.

Of the December 31, 2018 contract asset balance, $240 and $757 was recognized within coal revenues in the Company’s Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2019, respectively. During the three and nine months ended September 30, 2018, there were no contract balances as of December 31, 2017 recognized within the Company’s Condensed Consolidated Statements of Operations.

(5) Accumulated Other Comprehensive (Loss) Income
The following tables summarize the changes to accumulated other comprehensive (loss) income during the nine months ended September 30, 2019 and 2018:

	Balance January 1, 2019	Other comprehensive income (loss) before reclassifications	Amounts reclassified from accumulated other comprehensive (loss) income	Balance September 30, 2019
Employee benefit costs	$(23,130)	$458	$532	$(22,140)

	Balance January 1, 2018	Other comprehensive income (loss) before reclassifications	Amounts reclassified from accumulated other comprehensive (loss) income	Balance September 30, 2018
Employee benefit costs	$(1,948)	$(128)	$117	$(1,959)

The following table summarizes the amounts reclassified from accumulated other comprehensive (loss) income and the Condensed Consolidated Statements of Operations line items affected by the reclassification during the three and nine months ended September 30, 2019 and 2018:

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

Details about accumulated other comprehensive (loss) income components	Amounts reclassified from accumulated other comprehensive (loss) income				Affected line item in the Condensed Consolidated Statements of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Employee benefit costs:
Amortization of actuarial loss	$258	$39	$719	$117	(1) Miscellaneous loss, net
Income tax expense	(67)	—	(187)	—	Income tax benefit (expense)
Total, net of income tax	$191	$39	$532	$117
(1) These accumulated other comprehensive (loss) income components are included in the computation of net periodic benefit costs for pension, black lung, life insurance and other employee benefit plans. Refer to Note 16.

(6) Net (Loss) Income Per Share
The number of shares used to calculate basic net (loss) income per common share is based on the weighted average number of the Company’s outstanding common shares during the respective period. The number of shares used to calculate diluted net (loss) income per common share is based on the number of common shares used to calculate basic net (loss) income per share plus the dilutive effect of stock options and other stock-based instruments held by the Company’s employees and directors during the period, and the Company’s outstanding Series A warrants. The warrants become dilutive for net (loss) income per common share calculations when the market price of the Company’s common stock exceeds the exercise price. For the three months ended September 30, 2018, there were no anti-dilutive stock options or other stock-based instruments. For the nine months ended September 30, 2018, 86,347 stock options were excluded from the computation of dilutive net (loss) income per share because they would have been anti-dilutive. These potential shares could dilute net (loss) income per share in the future. In periods of net loss, the number of shares used to calculate diluted earnings per share is the same as basic earnings per share.

The following table presents the net (loss) income per common share for the three and nine months ended September 30, 2019 and 2018:

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income
(Loss) income from continuing operations	$(43,561)	$14,011	$(11,271)	$146,953
Loss from discontinued operations	(24,971)	(2,117)	(164,107)	(4,330)
Net (loss) income	$(68,532)	$11,894	$(175,378)	$142,623

Basic
Weighted average common shares outstanding - basic	19,025,462	9,633,164	19,014,974	9,602,860

Basic (loss) income per common share:
(Loss) income from continuing operations	$(2.29)	$1.45	$(0.59)	$15.30
Loss from discontinued operations	(1.31)	(0.22)	(8.63)	(0.45)
Net (loss) income	$(3.60)	$1.23	$(9.22)	$14.85

Diluted
Weighted average common shares outstanding - basic	19,025,462	9,633,164	19,014,974	9,602,860
Diluted effect of warrants	—	304,243	—	270,611
Diluted effect of stock options	—	260,653	—	265,794
Diluted effect of restricted share units, restricted stock shares and performance-based restricted share units	—	186,453	—	188,766
Weighted average common shares outstanding - diluted	19,025,462	10,384,513	19,014,974	10,328,031

Diluted (loss) income per common share:
(Loss) income from continuing operations	$(2.29)	$1.35	$(0.59)	$14.23
Loss from discontinued operations	(1.31)	(0.20)	(8.63)	(0.42)
Net (loss) income	$(3.60)	$1.15	$(9.22)	$13.81

(7) Inventories, net
Inventories, net consisted of the following:

	September 30, 2019	December 31, 2018
Raw coal	$31,924	$33,607
Saleable coal	115,290	63,767
Materials, supplies and other, net	25,377	24,591
Total inventories, net	$172,591	$121,965

(8) Goodwill and Acquired Intangibles
Goodwill

In connection with the Merger, the Company recorded goodwill. Refer to Note 2 for information on goodwill.

The Company performed an interim goodwill impairment test as of August 31, 2019 due to a decline in the Company’s market capitalization to amounts below book value combined with a decline in global metallurgical coal pricing during the period which indicated that the fair value of a CAPP Met segment reporting unit may have been below the carrying value. Following the testing, the Company concluded that the fair value of the reporting unit exceeded the carrying value and

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

no amounts of goodwill were impaired. However, further deterioration or weakness in the global metallurgical coal market, as well as other factors that could result in adverse changes in the key assumptions described in our Annual Report on Form 10-K for the year ended December 31, 2018, could lead to a reduction in the fair value of the reporting unit. Accordingly, the Company’s goodwill may be at risk of impairment.

Acquired Intangibles

The Company has recognized assets for acquired above market-priced coal supply agreements and acquired mine permits and liabilities for acquired below market-priced coal supply agreements. The coal supply agreements were valued based on the present value of the difference between the expected net contractual cash flows based on the stated contract terms, and the estimated net contractual cash flows derived from applying forward market prices at the Merger or acquisition date for new contracts of similar terms and conditions. The acquired mine permits were valued based on the replacement cost and lost profits method as of the Merger date. The balances and respective balance sheet classifications of such assets and liabilities as of September 30, 2019 and December 31, 2018, net of accumulated amortization, are set forth in the following tables:

	September 30, 2019
	Assets (1)	Liabilities (2)	Net Total
Coal supply agreements, net	$2,450	$(8,978)	$(6,528)
Acquired mine permits, net	136,275	—	136,275
Total	$138,725	$(8,978)	$129,747

	December 31, 2018
	Assets (1)	Liabilities (2)	Net Total
Coal supply agreements, net	$4,687	$(33,912)	$(29,225)
Acquired mine permits, net	149,897	—	149,897
Total	$154,584	$(33,912)	$120,672
(1) Included within other acquired intangibles, net of accumulated amortization on the Company’s Condensed Consolidated Balance Sheets.
(2) Included within other non-current liabilities on the Company’s Condensed Consolidated Balance Sheets.

The acquired mine permits are amortized over the estimated life of the associated mine. The coal supply agreement assets and liabilities are amortized over the actual number of tons shipped over the life of each contract. Amortization of mine permits acquired as a result of the Merger was $6,266 and $17,871 for the three and nine months ended September 30, 2019 which is reported within amortization of acquired intangibles, net in the Condensed Consolidated Statements of Operations. Amortization of above-market coal supply agreements was $1,473 and $1,158, and amortization of below-market coal supply agreements was ($5,425) and $0, resulting in a net (income) expense of ($3,952) and $1,158 for the three months ended September 30, 2019 and 2018, respectively, which is reported within amortization of acquired intangibles, net in the Condensed Consolidated Statements of Operations. Amortization of above-market coal supply agreements was $2,351 and $12,468, and amortization of below-market coal supply agreements was ($24,934) and $0, resulting in a net (income) expense of ($22,583) and $12,468 for the nine months ended September 30, 2019 and 2018, respectively, which is reported within amortization of acquired intangibles, net in the Condensed Consolidated Statements of Operations.

(9) Leases

Subsequent to the adoption of ASC 842, the Company recognizes right of use assets and lease liabilities on the balance sheet for all leases with a term longer than 12 months. The discount rates used to determine the present value of the lease assets and liabilities are based on the Company’s incremental borrowing rate at the lease commencement date and commensurate with the remaining lease term. As the rates implicit in most of the Company’s leases are not readily determinable, the Company uses a collateralized incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. The Company uses the portfolio approach and group leases by short-term and long-term categories, applying the corresponding incremental borrowing rates to these categories of leases.

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

The Company’s lease population consists primarily of vehicle and heavy equipment leases and leases for office equipment. The Company’s building and land leases relate to corporate office space and certain site offices. The Company determines whether a contract contains a lease based on whether the Company obtains the right to control the use of specifically identifiable property, plant, and equipment for a period of time in exchange for consideration. For the nine months ended September 30, 2019, the Company identified no instances requiring significant judgment in determining whether any contracts entered into during the period were or were not leases. Additionally, the Company had no material sublease agreements within the scope of ASC 842 or lease agreements for which the Company was the lessor for the nine months ended September 30, 2019.

Renewal options in the Company’s lease population primarily relate to month-to-month extensions on vehicle leases and are immaterial both individually and in the aggregate. The Company includes renewal options that are reasonably certain to be exercised in the measurement of lease liabilities. As of September 30, 2019, the Company does not intend to exercise any termination options on existing leases.

As of September 30, 2019, the Company had the following right-of-use assets and lease liabilities within the Company’s Condensed Consolidated Balance Sheets:

		September 30, 2019
Assets	Balance Sheet Classification
Financing lease assets	Property, plant, and equipment, net	$10,779
Operating lease right-of-use assets	Other non-current assets	9,325
Total lease assets		$20,104

Liabilities	Balance Sheet Classification
Financing lease liabilities - current	Current portion of long-term debt	$3,146
Operating lease liabilities - current	Accrued expenses and other current liabilities	2,079
Financing lease liabilities - long-term	Long-term debt	5,206
Operating lease liabilities - long-term	Other non-current liabilities	7,246
Total lease liabilities		$17,677

Total lease costs and other lease information for the three and nine months ended September 30, 2019 included the following:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease cost (1)
Finance lease cost:
Amortization of leased assets	$1,143	$2,796
Interest on lease liabilities	108	366
Operating lease cost	732	2,062
Short-term lease cost	494	1,474
Total lease cost	$2,477	$6,698
(1) The Company had no variable lease costs or sublease income for the nine months ended September 30, 2019.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

Nine Months Ended September 30, 2019
Other information
Cash paid for amounts included in the measurement of lease liabilities	$6,862
Operating cash flows from finance leases	$366
Operating cash flows from operating leases	$3,536
Financing cash flows from finance leases	$2,960
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,142

Lease Term and Discount Rate
Weighted-average remaining lease term in months - finance leases	32.8
Weighted-average remaining lease term in months - operating leases	94.6
Weighted-average discount rate - finance leases	5.2%
Weighted-average discount rate - operating leases	10.9%

The Company has elected to show net instead of gross amounts for right-of-use assets and liabilities within its Condensed Consolidated Statements of Cash Flows.

The following table summarizes the maturity of the Company’s lease liabilities on an undiscounted cash flow basis and a reconciliation to the lease liabilities recognized in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2019:

	Finance Leases	Operating Leases
Lease cost
Remainder of 2019	$884	$785
2020	3,500	2,580
2021	2,864	1,961
2022	1,607	1,654
2023	97	1,193
Thereafter	—	6,283
Total future minimum lease payments	$8,952	$14,456
Imputed interest	(600)	(5,131)
Present value of future minimum lease payments	$8,352	$9,325

As of September 30, 2019, the Company had no leases with future commencement dates that will create significant rights or obligations for the Company.

(10) Stock Repurchases
During the three months ended June 30, 2019, the Company’s Board of Directors adopted a capital return program that permits the Company to return to stockholders up to an aggregate amount of $250,000 of capital. The capital return program does not have a fixed expiration date, and returns of capital may take the form of share repurchases, dividends or a combination thereof. Any share repurchases may be made from time to time through open market transactions, block trades, privately negotiated transactions, tender offers, or otherwise. Any returns of capital under the program will be at the discretion of the Company’s Board of Directors and are subject to market and business conditions, levels of available liquidity, the Company’s cash needs, restrictions under agreements or obligations, legal or regulatory requirements or restrictions, and other relevant factors.

On August 29, 2019, the Company announced that its Board of Directors had approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $100,000 in the aggregate of the Company’s common stock at prices as set forth

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

in such plan over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934. As of September 30, 2019, the Company had repurchased an aggregate of 529,303 shares of common stock under the Company Repurchase Plan for an aggregate purchase price of $15,969 (comprised of $15,953 of share repurchases and $16 of related fees) for an average price paid for share of $30.17. As of October 1, 2019, the Company suspended the Company Repurchase Plan.

Additionally, on September 12, 2019, the Company entered into a common stock repurchase agreement with Whitebox Multi-Strategy Partners, L.P., Whitebox Asymmetric Partners, L.P., Whitebox Credit Partners, L.P. and Whitebox Institutional Partners, L.P. (the “Stockholders”). Pursuant to terms of the common stock repurchase agreement, the Company repurchased an aggregate of 500,000 shares of common stock from the Stockholders at $32.99 per share for an aggregate purchase price of $16,495.

(11) Long-Term Debt
Long-term debt consisted of the following:

	September 30, 2019	December 31, 2018
Term Loan Credit Facility - due November 2025	$—	$550,000
Term Loan Credit Facility - due June 2024	560,395	—
LCC Note Payable	45,000	62,500
LCC Water Treatment Obligation	10,625	11,875
Other	9,755	8,395
Debt discount and issuance costs	(32,947)	(44,758)
Total long-term debt	592,828	588,012
Less current portion	(28,982)	(42,743)
Long-term debt, net of current portion	$563,846	$545,269

Term Loan Credit Facility - due June 2024
On June 14, 2019, the Company entered into a Credit Agreement with Cantor Fitzgerald Securities, as administrative agent and collateral agent, and the other lenders party thereto (as defined therein) that provides for a senior secured term loan facility in the aggregate principal amount of $561,800 with a maturity date of June 14, 2024 (the “Term Loan Credit Facility”). Principal repayments equal to approximately $1,405 are due each March, June, September and December (commencing with September 30, 2019) with the final principal repayment installment repaid on the maturity date and in an amount equal to the aggregate principal amount outstanding on such date. The Term Loan Credit Facility bears an interest rate per annum based on the character of the loan (defined as either “Base Rate Loan” or “Eurocurrency Rate Loan”) plus an applicable rate of 6.00% for Base Rate Loans and 7.00% for Eurocurrency Rate Loans on or prior to the second anniversary of the Closing Date and 7.00% or 8.00% thereafter (the “Applicable Rate”). Interest accrued on each Base Rate Loan is payable in arrears on the last business day of each March, June, September and December and the maturity date. Interest accrued on each Eurocurrency Rate Loan is payable in arrears on the last day of each interest period as defined therein. As of September 30, 2019, the borrowings made under the Term Loan Credit Facility were comprised of Eurocurrency Rate Loans with an interest rate of 9.03%, calculated as the eurocurrency rate during the period plus an applicable rate of 7.00%. As of September 30, 2019, the carrying value of the Term Loan Credit Facility was $538,395 with $5,618 classified as current, within the Condensed Consolidated Balance Sheets. As of December 31, 2018, the carrying value of the term loan credit facility under the Amended and Restated Credit Agreement dated November 9, 2018 was $521,667 with $20,625 classified as current, within the Condensed Consolidated Balance Sheets.

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

All obligations under the Term Loan Credit Facility are substantially guaranteed by the Company’s existing wholly owned domestic subsidiaries, and are required to be guaranteed by the Company’s future wholly owned domestic subsidiaries. Certain obligations under the Term Loan Facility are secured by a senior lien, subject to certain exceptions (including the ABL Priority Collateral described below), by substantially all of the Company’s assets and the assets of the Company’s subsidiary guarantors (“Term Loan Priority Collateral”), in each case subject to exceptions. The obligations under the Term Loan Credit Facility are also secured by a junior lien, again subject to certain exceptions, against the ABL Priority Collateral. The Term Loan Facility contains negative and affirmative covenants including certain financial covenants that are more flexible than the covenants on the Amended and Restated Credit Agreement dated November 9, 2018. The Company was in compliance with all covenants under this agreement as of September 30, 2019.

Amended and Restated Asset-Based Revolving Credit Agreement

As of September 30, 2019, the Company had no borrowings and $48,634 letters of credit outstanding under the senior secured asset-based revolving credit facility (the “ABL Facility”).
The Amended and Restated Asset-Based Revolving Credit Agreement, as amended, and related documents contain negative and affirmative covenants including certain financial covenants. The Company was in compliance with all covenants under these agreements as of September 30, 2019.

LCC Note Payable

The Lexington Coal Company (“LCC”) Note Payable has no stated interest rate and an imputed interest rate of 12.45%. The carrying value of the LCC Note Payable was $36,483 and $49,361, with $17,500 and $17,500 reported within the current portion of long-term debt as of September 30, 2019 and December 31, 2018, respectively.

LCC Water Treatment Stipulation

The LCC Water Treatment Stipulation has no stated interest rate and an imputed interest rate of 13.12%. The carrying value of the LCC Water Treatment Stipulation was $8,196 and $8,589, with $2,500 and $1,875 reported within the current portion of long-term debt as of September 30, 2019 and December 31, 2018, respectively.

Finance Leases

The Company entered into financing leases for certain property and other equipment during 2019 and 2018. The Company’s liability for financing leases was $8,352 and $6,423, with $3,146 and $2,110 reported within the current portion of long-term debt as of September 30, 2019 and December 31, 2018, respectively. Financing leases are included in the other line item in the table above. Refer to Note 9 for additional information on leases.

(12) Acquisition-Related Obligations
Acquisition-related obligations consisted of the following:

	September 30, 2019	December 31, 2018
Contingent Revenue Obligation	$55,703	$59,880
Environmental Settlement Obligations	16,305	19,306
Reclamation Funding Liability	12,000	22,000
Retiree Committee VEBA Funding Settlement Liability	1,000	3,500
UMWA Funds Settlement Liability	6,000	6,000
Discount	(5,990)	(10,356)
Total acquisition-related obligations - long-term	85,018	100,330
Less current portion	(33,165)	(27,334)
Acquisition-related obligations, net of current portion	$51,853	$72,996

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

Contingent Revenue Obligation

As of September 30, 2019 and December 31, 2018 the carrying value of the Contingent Revenue Obligation was $55,703 and $59,880, with $14,764 and $9,459 classified as current, respectively, classified as an acquisition-related obligation in the Condensed Consolidated Balance Sheets. Refer to Note 14 for further disclosures related to the fair value assignment and methods used.

During the second quarter of 2019, the Company paid $9,627 pursuant to terms of the Contingent Revenue Obligation.

Environmental Settlement Obligations

As of September 30, 2019 and December 31, 2018, the carrying value of the Environmental Settlement Obligations was $13,168 and $14,768, net of discounts of $3,137 and $4,538, with $5,124 and $3,375 classified as current, respectively, all of which was classified as an acquisition-related obligation in the Condensed Consolidated Balance Sheets.

Reclamation Funding Agreement

As of September 30, 2019 and December 31, 2018, the carrying value of the Funding of Restricted Cash Reclamation liability was $10,321 and $18,106, net of discounts of $1,679 and $3,894, with $10,321 and $10,000 classified as current, respectively, all of which was classified as an acquisition-related obligation in the Condensed Consolidated Balance Sheets.

(13) Asset Retirement Obligations

The following table summarizes the changes in asset retirement obligations for the nine months ended September 30, 2019:

Total asset retirement obligations at December 31, 2018	$228,448
Measurement-period adjustments (1)	12,718
Accretion for the period	19,911
Sites added during the period	5,113
Revisions in estimated cash flows	(43)
Expenditures for the period	(18,626)
Total asset retirement obligations at September 30, 2019	247,521
Less current portion	(24,365)
Long-term portion	$223,156
(1) Refer to Note 2 for additional information on the Merger and related measurement-period adjustments recorded during the nine months ended September 30, 2019.

Refer to Note 3 for detail on the $151,902 of asset retirement obligations as September 30, 2019 within discontinued operations due to the Blackjewel Chapter 11 bankruptcy filing. Additionally, refer to Note 20 for further developments within subsequent event disclosures.

(14) Fair Value of Financial Instruments and Fair Value Measurements
The estimated fair values of financial instruments are determined based on relevant market information. These estimates involve uncertainty and cannot be determined with precision.
The carrying amounts for cash and cash equivalents, trade accounts receivable, net, prepaid expenses and other current assets, short-term and long-term restricted cash, short-term and long-term deposits, trade accounts payable, and accrued expenses and other current liabilities approximate fair value as of September 30, 2019 and December 31, 2018 due to the short maturity of these instruments.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

The following tables set forth by level, within the fair value hierarchy, the Company’s long-term debt at fair value as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term Loan Credit Facility - due June 2024	$538,395	$546,386	$546,386	$—	$—
LCC Note Payable	36,483	36,517	—	—	36,517
LCC Water Treatment Obligation	8,196	8,284	—	—	8,284
Total long-term debt	$583,074	$591,187	$546,386	$—	$44,801

	December 31, 2018
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term Loan Credit Facility - due November 2025	$521,667	$540,375	$540,375	$—	$—
LCC Note Payable	49,361	50,606	—	—	50,606
LCC Water Treatment Obligation	8,589	8,827	—	—	8,827
Total long-term debt	$579,617	$599,808	$540,375	$—	$59,433
(1) Net of debt discounts and debt issuance costs.

The following tables set forth by level, within the fair value hierarchy, the Company’s acquisition-related obligations at fair value as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Retiree Committee VEBA Funding Settlement Liability	$956	$969	$—	$—	$969
UMWA Funds Settlement Liability	4,870	5,134	—	—	5,134
Reclamation Funding Liability	10,321	10,814	—	—	10,814
Environmental Settlement Obligations	13,168	13,188	—	—	13,188
Total acquisition-related obligations	$29,315	$30,105	$—	$—	$30,105

	December 31, 2018
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Retiree Committee VEBA Funding Settlement Liability	$3,337	$3,391	$—	$—	$3,391
UMWA Funds Settlement Liability	4,239	4,729	—	—	4,729
Reclamation Funding Liability	18,106	19,362	—	—	19,362
Environmental Settlement Obligations	14,768	14,936	—	—	14,936
Total acquisition-related obligations	$40,450	$42,418	$—	$—	$42,418
(1) Net of discounts.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

The following table sets forth by level, within the fair value hierarchy, the Company’s financial and non-financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2019 and December 31, 2018. Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the determination of fair value for assets and liabilities and their placement within the fair value hierarchy levels.

	September 30, 2019
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent Revenue Obligation	$55,703	$—	$—	$55,703
Trading securities	$27,356	$1,624	$25,732	$—

	December 31, 2018
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent Revenue Obligation	$59,880	$—	$—	$59,880

The following table is a reconciliation of the financial and non-financial assets and liabilities that were accounted for at fair value on a recurring basis and that were categorized within Level 3 of the fair value hierarchy:

	December 31, 2018	Payments	Measurement Period Adjustments (1)	Loss Recognized in Earnings	Transfer In (Out) of Level 3 Fair Value Hierarchy	September 30, 2019
Contingent Revenue Obligation	$59,880	$(9,627)	$5,738	$(288)	$—	$55,703
(1) Refer to Note 2 for additional information on the Merger and related measurement-period adjustments recorded during the nine months ended September 30, 2019.

The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the tables above:
Level 1 Fair Value Measurements
Term Loan Credit Facility - due June 2024 and Term Loan Credit Facility - due November 2025 - The fair value is based on observable market data.

Trading Securities - Includes money market funds and other cash equivalents. The fair value is based on observable market data.

Level 2 Fair Value Measurements
Trading Securities - Includes certificates of deposit, corporate debt securities and U.S. treasury and agency securities. The fair values of the Company’s trading securities are obtained from a third-party pricing service provider. The fair values provided by the pricing service provider are based on observable market inputs including credit spreads and broker-dealer quotes, among other inputs. The Company classifies the prices obtained from the pricing services within Level 2 of the fair value hierarchy because the underlying inputs are directly observable from active markets. However, the pricing models used entail a certain amount of subjectivity and therefore differing judgments in how the underlying inputs are modeled could result in different estimates of fair value.

Level 3 Fair Value Measurements

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

(15) Income Taxes

For the nine months ended September 30, 2019, the Company recorded income tax benefit of $8,880 on a loss from continuing operations before income taxes of $20,151. The income tax benefit differs from the expected statutory amount primarily due to the permanent impact of percentage depletion deductions and the permanent impact of stock-based compensation deductions, partially offset by an increase in the valuation allowance. As of September 30, 2019, the Company anticipates that no current federal income tax liability will be generated in 2019. For the nine months ended September 30, 2018, the Company recorded income tax expense of $133 on income from continuing operations before income taxes of $147,086. The income tax expense differs from the expected statutory amount primarily due to the permanent impact of percentage depletion deductions and the reduction in the valuation allowance, partially offset by the impact of state income taxes, net of federal tax impact.

During the nine months ended September 30, 2019, the Company recorded an increase of $31,984 to its deferred tax asset valuation allowance, which consists of a $1,213 increase recorded to continuing operations and a $30,771 increase recorded to discontinued operations. The Company currently is relying primarily on the reversal of taxable temporary differences, along with consideration of taxable income via carryback to prior years and tax planning strategies, to support the realization of deferred tax assets. For each reporting period, the Company updates its assessment regarding the realizability of its deferred tax assets, including scheduling the reversal of its deferred tax assets and liabilities, to determine the amount of valuation allowance needed. Scheduling the reversal of deferred tax asset and liability balances requires judgment and estimation. The Company believes the deferred tax liabilities relied upon as future taxable income in its assessment will reverse in the same period and jurisdiction and are of the same character as the temporary differences giving rise to the deferred tax assets that will be realized. The valuation allowance recorded represents the portion of deferred tax assets for which the Company is unable to support realization through the methods described above.

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
Pension

The following table details the components of the net periodic (benefit) expense for pension obligations:

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Interest cost	$6,636	$19,929
Expected return on plan assets	(7,011)	(21,032)
Amortization of net actuarial loss	199	597
Net periodic benefit	$(176)	$(506)

As the Company assumed these pension obligations in connection with the Merger, there was no net periodic (benefit) expense for the three and nine months ended September 30, 2018.

Black Lung

The following table details the components of the net periodic (benefit) expense for black lung obligations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Service cost	$751	$194	$1,558	$582
Interest cost	1,567	174	3,386	521
Expected return on plan assets	(17)	—	(49)	—
Amortization of net actuarial loss	72	50	162	150
Net periodic expense	$2,373	$418	$5,057	$1,253

Life Insurance Benefits

The following table details the components of the net periodic (benefit) expense for life insurance benefit obligations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest cost	$106	$97	$318	$291
Amortization of net actuarial gain	(26)	(11)	(78)	(33)
Net periodic expense	$80	$86	$240	$258

Defined Contribution and Profit Sharing Plans

The Company sponsors defined contribution plans to assist its eligible employees in providing for retirement. Generally, under the terms of these plans, employees make voluntary contributions through payroll deductions and the Company makes matching and/or discretionary contributions, as defined by each plan. The Company’s total contributions to these plans for the three months ended September 30, 2019 and 2018 was $4,158 and $1,661, respectively. The Company’s total contributions to these plans for the nine months ended September 30, 2019 and 2018 was $23,461 and $8,647, respectively.

Self-Insured Medical Plan

The Company is self-insured for health insurance coverage for all of its active employees. Estimated liabilities for health and medical claims are recorded based on the Company’s historical experience and include a component for incurred but not paid claims. During the three months ended September 30, 2019 and 2018, the Company incurred total expenses of $20,976 and $8,468, respectively, which primarily includes claims processed and an estimate for claims incurred but not paid. During the nine months ended September 30, 2019 and 2018, the Company incurred total expenses of $58,873 and $22,496, respectively, which primarily includes claims processed and an estimate for claims incurred but not paid.

(17) Related Party Transactions
On June 14, 2019, the Company entered into a Credit Agreement which provides for the Term Loan Credit Facility as provided by a group of existing shareholders as of the agreement date. Refer to Note 11 for additional disclosures.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

On July 19, 2019, in connection with Blackjewel’s bankruptcy filing, the U.S. Bankruptcy Court approved debtor-in-possession (“DIP”) financing of $2,900 with DIP lenders, Highbridge Capital Management, LLC and Whitebox Advisors LLC, which are existing shareholders of the Company. The Company entered into an arrangement on July 19, 2019 to purchase the obligations under the DIP financing at the request of the lenders thereunder pursuant to certain terms and conditions. Refer to Note 20 for further developments within subsequent event disclosures.

On September 12, 2019, the Company entered into a common stock repurchase agreement with Whitebox Multi-Strategy Partners, L.P., Whitebox Asymmetric Partners, L.P., Whitebox Credit Partners, L.P. and Whitebox Institutional Partners, L.P., which are existing shareholders of the Company. Refer to Note 10 for additional disclosures.

There were no other material related party transactions for the nine months ended September 30, 2019.

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
Coal royalty expense was $21,868 and $5,439 for the three months ended September 30, 2019 and 2018. Coal royalty expense was $73,119 and $19,182 for the nine months ended September 30, 2019 and 2018.

Minimum royalty obligations under coal leases total $2,124, $14,656, $13,725, $11,830, $10,810, and $13,441 for the remainder of 2019, 2020, 2021, 2022, 2023, and after 2023, respectively.

Other Commitments

The Company has obligations under certain coal purchase agreements that contain minimum quantities to be purchased in the remainder of 2019 and 2020 totaling an estimated $98,936 and $30,466, respectively, which includes an estimated $29,181 in the remainder of 2019 related to contractually committed variable priced tons from vendors with historical performance resulting in less than 20% of the committed tonnage being delivered. The Company has obligations under certain coal transportation agreements that contain minimum quantities to be shipped in 2020 totaling $21,967. The Company also has obligations under certain equipment purchase agreements that contain minimum quantities to be purchased in the remainder of 2019, 2020, and 2022 totaling $26,638, $11,014, and $279, respectively.
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
Per terms of the Back-to-Back Coal Supply Agreements, the Company is required to purchase and sell coal in the remainder of 2019 and 2020 totaling $6,823 and $9,175, respectively. For the three months ended September 30, 2019 and 2018, the Company purchased and sold 14 and 877 tons, respectively, totaling $148 and $9,785, respectively, under the Back-to-Back Coal Supply Agreements. For the nine months ended September 30, 2019 and 2018, the Company purchased and sold 735 and 5,527 tons, respectively, totaling $7,890 and $60,124, respectively, under the Back-to-Back Coal Supply Agreements.
In October 2018, the State of Wyoming Department of Revenue invoiced Blackjewel for approximately $7,800 in severance taxes owed by Blackjewel in connection with the Wyoming properties it previously acquired from the Company. In connection with this invoice, the Department purported to assert liens over Contura Coal West, LLC, one of the Company’s subsidiaries. On October 28, 2018, Blackjewel entered into a payment plan agreement with the State of Wyoming Department of Revenue to address the severance taxes owed by Blackjewel. On July 1, 2019, Blackjewel announced a Chapter 11 bankruptcy filing. In connection with Blackjewel’s bankruptcy filing and the subsequent closing of the Eagle Specialty Materials Transaction (refer to Note 20 Subsequent Events), the Company paid $13,500 to Campbell County, Wyoming for accrued ad valorem back taxes for 2018 and was released from all claims related thereto. The State of Wyoming Department of Revenue also released the Company of any outstanding claims related to state tax obligations arising from or related to the Belle Ayr and Eagle Butte mines for any period through and including the closing date of the transaction.

Future Federal Income Tax Refunds

As of September 30, 2019, the Company has recorded $68,774 of federal income tax receivable and $68,774 of federal deferred tax asset related to AMT Credits. In addition, the Company has recorded a non-current federal income tax receivable of $43,770 related to an NOL carryback claim. Because the federal government was a creditor in the Alpha Natural Resources, Inc. (“Predecessor Alpha”) bankruptcy proceedings, it is possible that the federal government could withhold some or all of the tax refund attributable to the NOL carryback claim and the refundable AMT Credits and assert a right to setoff the tax refund and refundable credits against its prepetition bankruptcy claims.

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

As of September 30, 2019, the Company had outstanding surety bonds with a total face amount of $570,365 to secure various obligations and commitments, including $227,410 related to the PRB. To secure the Company’s reclamation-related obligations, the Company currently has $117,104 of collateral supporting these obligations. The Company expects to have approximately $9,000 cash collateral, comprised of long-term restricted cash and long-term deposits, returned related to the release of its surety bonds related to the PRB. Refer to Note 20 for further developments within subsequent event disclosures.

Amounts included in restricted cash represent cash deposits that are restricted as to withdrawal as required by certain agreements entered into by the Company and provide collateral in the amounts of $95,724, $31,231, $89,993, $1,160, and $2,832 as of September 30, 2019 for securing the Company’s obligations under certain worker’s compensation, black lung, reclamation-related obligations, general liabilities, and financial guarantees, respectively, which have been written on the Company’s behalf. Additionally, the Company has $9,557 of short-term restricted cash held in escrow related to the Company’s contingent revenue obligation. Refer to Note 12 for further information regarding the contingent revenue obligation. The Company’s restricted cash is primarily invested in interest bearing accounts. This restricted cash is classified as both short-term

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

and long-term on the Company’s Condensed Consolidated Balance Sheets.

Amounts included in restricted investments consist of certificates of deposit, corporate bonds, and U.S. treasury bills that are restricted as to withdrawal as required by certain agreements entered into by the Company and provide collateral in the amounts of $3,091 and $15,558 as of September 30, 2019 for securing the Company’s obligations under certain worker’s compensation and reclamation-related obligations, respectively, which have been written on the Company’s behalf. These restricted investments are classified as long-term on the Company’s Condensed Consolidated Balance Sheets.

Deposits represent cash deposits held at third parties as required by certain agreements entered into by the Company to provide cash collateral. At September 30, 2019, the Company had cash collateral in the form of deposits in the amounts of $11,552 and $1,903 to secure the Company’s obligations under reclamation-related obligations and various other operating agreements, respectively. Additionally, the Company held a $3,050 purchase deposit. Refer to Note 20. These deposits are classified as both short-term and long-term on the Company’s Condensed Consolidated Balance Sheets.

As of September 30, 2019, the Company had real property collateralizing $26,749 of reclamation bonds. Refer to Note 20 for further developments within subsequent event disclosures.
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

Letters of Credit

As of September 30, 2019, the Company had $48,634 letters of credit outstanding under the Amended and Restated Asset-Based Revolving Credit Agreement. Additionally, as of September 30, 2019, the Company had $102,990 letters of credit outstanding under the Amended and Restated Letter of Credit Agreement dated November 9, 2018 between ANR, Inc. and Citibank, N.A. and $613 letters of credit outstanding under the Credit and Security Agreement dated June 30, 2017, and related amendments, between ANR, Inc. and First Tennessee Bank National Association.

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

(19) Segment Information
The Company extracts, processes and markets met and thermal coal from surface and deep mines for sale to steel and coke producers, industrial customers, and electric utilities. The Company conducts mining operations only in the United States with mines in Central and Northern Appalachia. As of September 30, 2019, the Company has three reportable segments: CAPP - Met, CAPP - Thermal, and NAPP. CAPP - Met consists of eight active mines and two preparation plants in Virginia, seventeen active mines and six preparation plants in West Virginia, as well as expenses associated with certain idled/closed mines. CAPP -

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

Thermal consists of five active mines and three preparation plants in West Virginia, as well as expenses associated with certain idled/closed mines. NAPP consists of one active mine in Pennsylvania and one preparation plant, as well as expenses associated with one closed mine. Prior to the third quarter of 2019, the Company had four reportable segments: CAPP - Met, CAPP - Thermal, NAPP, and Trading and Logistics. As a result of the changes in key operating personnel during the third quarter of 2019 including changes to the Company’s Chief Operating Decision Maker (“CODM”), the Company was required to re-evaluate its previous conclusions with respect to its segment reporting during the period. To conform to the current period reportable segments presentation, the prior periods have been restated to reflect the change in reportable segments. Prior to the Merger, the Company had three reportable segments: CAPP, NAPP, and Trading and Logistics.
In addition to the three reportable segments, the All Other category includes general corporate overhead and corporate assets and liabilities and the elimination of certain intercompany activity.
The operating results of these reportable segments are regularly reviewed by the CODM, who is the Chief Executive Officer of the Company.
Segment operating results and capital expenditures for the three months ended September 30, 2019 were as follows:

	Three Months Ended September 30, 2019
	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Total revenues	$373,356	$80,432	$71,446	$630	$525,864
Depreciation, depletion, and amortization	$38,212	$13,972	$6,241	$2,417	$60,842
Amortization of acquired intangibles, net	$4,765	$(3,359)	$908	$—	$2,314
Adjusted EBITDA	$58,796	$1,954	$(4,152)	$(16,575)	$40,023
Capital expenditures	$47,316	$5,706	$7,114	$165	$60,301

Segment operating results and capital expenditures for the three months ended September 30, 2018 were as follows:

	Three Months Ended September 30, 2018
	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Total revenues	$378,259	$—	$68,950	$662	$447,871
Depreciation, depletion, and amortization	$5,658	$—	$5,298	$185	$11,141
Amortization of acquired intangibles, net	$—	$—	$1,158	$—	$1,158
Adjusted EBITDA	$47,897	$—	$972	$(10,063)	$38,806
Capital expenditures	$7,984	$—	$10,270	$119	$18,373

Segment operating results and capital expenditures for the nine months ended September 30, 2019 were as follows:

	Nine Months Ended September 30, 2019
	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Total revenues	$1,340,684	$225,698	$222,750	$2,052	$1,791,184
Depreciation, depletion, and amortization	$113,714	$44,586	$19,390	$7,237	$184,927
Amortization of acquired intangibles, net	$5,816	$(12,142)	$1,614	$—	$(4,712)
Adjusted EBITDA	$283,483	$8,704	$21,900	$(49,930)	$264,157
Capital expenditures	$105,008	$13,365	$23,317	$2,493	$144,183

Segment operating results and capital expenditures for the nine months ended September 30, 2018 were as follows:

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Nine Months Ended September 30, 2018
	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Total revenues	$1,240,516	$—	$215,710	$2,895	$1,459,121
Depreciation, depletion, and amortization	$17,636	$—	$15,761	$554	$33,951
Amortization of acquired intangibles, net	$—	$—	$12,468	$—	$12,468
Adjusted EBITDA	$235,151	$—	$19,161	$(30,386)	$223,926
Capital expenditures	$23,829	$—	$32,611	$282	$56,722

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended September 30, 2019:

	Three Months Ended September 30, 2019
	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Net income (loss) from continuing operations	$13,033	$(11,338)	$(12,304)	$(32,952)	$(43,561)
Interest expense	84	6	1	18,756	18,847
Interest income	(4)	—	(15)	(1,744)	(1,763)
Income tax benefit	—	—	—	(3,102)	(3,102)
Depreciation, depletion and amortization	38,212	13,972	6,241	2,417	60,842
Merger related costs	—	—	—	68	68
Non-cash stock compensation expense	348	3	—	2,387	2,738
Mark-to-market adjustment - acquisition-related obligations	—	—	—	(3,238)	(3,238)
Accretion on asset retirement obligations	2,326	2,670	1,017	833	6,846
Asset impairment	32	—	—	—	32
Amortization of acquired intangibles, net	4,765	(3,359)	908	—	2,314
Adjusted EBITDA	$58,796	$1,954	$(4,152)	$(16,575)	$40,023

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended September 30, 2018:

	Three Months Ended September 30, 2018
	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Net income (loss) from continuing operations	$41,694	$—	$(5,923)	$(21,760)	$14,011
Interest expense	4	—	(490)	9,040	8,554
Interest income	(7)	—	(12)	(488)	(507)
Income tax expense	—	—	—	12	12
Depreciation, depletion and amortization	5,658	—	5,298	185	11,141
Merger related costs	—	—	—	1,181	1,181
Non-cash stock compensation expense	—	—	—	1,885	1,885
Gain on settlement of acquisition-related obligations	—	—	—	(118)	(118)
Accretion on asset retirement obligations	548	—	941	—	1,489
Amortization of acquired intangibles, net	—	—	1,158	—	1,158
Adjusted EBITDA	$47,897	$—	$972	$(10,063)	$38,806

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the nine months ended September 30, 2019:

	Nine Months Ended September 30, 2019
	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Net income (loss) from continuing operations	$154,020	$(34,675)	$(2,118)	$(128,498)	$(11,271)
Interest expense	306	16	2	49,755	50,079
Interest income	(12)	—	(38)	(5,534)	(5,584)
Income tax benefit	—	—	—	(8,880)	(8,880)
Depreciation, depletion and amortization	113,714	44,586	19,390	7,237	184,927
Merger related costs	—	—	—	1,055	1,055
Non-cash stock compensation expense	1,127	60	—	6,276	7,463
Mark-to-market adjustment - acquisition-related obligations	—	—	—	(288)	(288)
Accretion on asset retirement obligations	6,986	7,401	3,050	2,488	19,925
Loss on modification and extinguishment of debt	—	—	—	26,459	26,459
Asset impairment (1)	5,858	—	—	—	5,858
Cost impact of coal inventory fair value adjustment (2)	4,751	3,458	—	—	8,209
Gain on assets acquired in an exchange transaction (3)	(9,083)	—	—	—	(9,083)
Amortization of acquired intangibles, net	5,816	(12,142)	1,614	—	(4,712)
Adjusted EBITDA	$283,483	$8,704	$21,900	$(49,930)	$264,157
(1) Asset impairment primarily related to the write-off of prepaid purchased coal from Blackjewel as a result of Blackjewel’s Chapter 11 bankruptcy filing on July 1, 2019. Refer to Note 20 for further developments within subsequent event disclosures.
(2) The cost impact of the coal inventory fair value adjustment as a result of the Alpha Merger was completed during the three months ended June 30, 2019.
(3) During the nine months ended September 30, 2019, the Company entered into an exchange transaction which primarily included the release of the PRB overriding royalty interest owed to the Company in exchange for met coal reserves which resulted in a gain of $9,083.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the nine months ended September 30, 2018:

	Nine Months Ended September 30, 2018
	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Net income (loss) from continuing operations	$230,898	$—	$(11,028)	$(72,917)	$146,953
Interest expense	316	—	(839)	27,061	26,538
Interest income	(35)	—	(24)	(770)	(829)
Income tax expense	—	—	—	133	133
Depreciation, depletion and amortization	17,636	—	15,761	554	33,951
Merger related costs	—	—	—	5,064	5,064
Management restructuring costs (1)	—	—	—	2,659	2,659
Non-cash stock compensation expense	—	—	—	8,240	8,240
Gain on settlement of acquisition-related obligations	—	—	—	(410)	(410)
Gain on sale of disposal group (2)	(16,386)	—	—	—	(16,386)
Accretion on asset retirement obligations	2,722	—	2,823	—	5,545
Amortization of acquired intangibles, net	—	—	12,468	—	12,468
Adjusted EBITDA	$235,151	$—	$19,161	$(30,386)	$223,926
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

The Company markets produced, processed and purchased coal to customers in the United States and in international markets, primarily India, Brazil, Netherlands, Turkey, and France. Export coal revenues were the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total coal revenues	$523,987	$443,005	$1,784,775	$1,446,538
Export coal revenues (1)	$261,815	$384,597	$967,959	$1,267,642
Export coal revenues as % of total coal revenues	50%	87%	54%	88%
(1) The amounts for the three months ended September 30, 2018 include $62,929, $58,402, and $56,519 of export coal revenues from external customers in India, Turkey, and Brazil, respectively, recorded within the CAPP - Met and NAPP segments. The amounts for the nine months ended September 30, 2019 include $228,754 of export coal revenues from external customers in India, recorded within the CAPP - Met, CAPP - Thermal, and NAPP segments. The amounts for the nine months ended September 30, 2018 include $352,344 and $218,486 of export coal revenues from external customers in India and Brazil, respectively, recorded within the CAPP - Met and NAPP segments. Revenue is tracked within the Company’s accounting records based on the product destination.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

The Company sold 440 and 1,705 tons of coal purchased from third parties, excluding tons sold related to the Back-to-Back Coal Supply Agreements, for the three months ended September 30, 2019 and 2018, respectively, representing approximately 8% and 44%, respectively, of total coal sales volume during such periods. The Company sold 1,815 and 4,938 tons of coal purchased from third parties, excluding tons sold related to the Back-to-Back Coal Supply Agreements, for the nine months ended September 30, 2019 and 2018, respectively, representing approximately 10% and 41%, respectively, of total coal sales volume during such periods. The Company purchased 1,156 and 3,451 tons of this coal from Alpha during the three and nine months ended September 30, 2018.

Additionally, one of the Company’s customers had an outstanding balance in excess of 10% of the total accounts receivable balance as of September 30, 2019, and two of the Company’s customers had outstanding balances each in excess of 10% of the total accounts receivable balance as of December 31, 2018.

(20) Subsequent Events
Closing of Transaction With Eagle Specialty Materials Related To Powder River Basin mines
On October 2, 2019, the Bankruptcy Court approved the sale by Blackjewel of the Belle Ayr and Eagle Butte mines (the “Western Mines” or “Western Assets”) to Eagle Specialty Materials (“ESM”), an affiliate of FM Coal, LLC (“FM Coal”). The closing of the ESM acquisition occurred on October 18, 2019.

As disclosed in Note 3, the Company was the former owner of the Western Assets. As the mine permit transfer process relating to the Company’s sale of the Western Assets to Blackjewel had not been completed prior to Blackjewel’s filing for Chapter 11 bankruptcy protection, the Company remains the permitholder in good standing for both mines and maintained surety bonding to cover related reclamation and other obligations. As of September 30, 2019, the Company’s asset retirement obligation with respect to the Western Assets totaled $151,902.

In connection with ESM’s acquisition of the Western Assets from Blackjewel, on October 18, 2019, Contura and ESM finalized an agreement (the “ESM Transaction”) which provided, among other items, for the eventual transfer of the Western Asset permits from Contura to ESM and the assumption by ESM of the related reclamation obligations.

In connection with the closing of the ESM Transaction, the surety bonding previously maintained by the Company for the benefit of the Wyoming Department of Environmental Quality (“DEQ”) was released and has been replaced with substitute surety bonds arranged for by ESM in the amount of approximately $238,000. In accordance with separate agreements with ESM’s surety providers, the Company has no liability with respect to the substitute surety bonds. In addition, pursuant to an agreement with ESM, FM Coal and the United States Department of Interior’s Office of Surface Mining, Reclamation and Enforcement (“OSM”), OSM has agreed that the Company would not be linked to any future bond forfeiture related to the mines nor any Surface Mining Control and Reclamation Act of 1977 violations by ESM prior to permit transfer. ESM is expected to operate the mines during the permit transfer process and has agreed to use commercially reasonable efforts to cause the permits to be transferred as promptly as possible. As Blackjewel’s surety bonds were also released in connection with the transaction, the Company’s $44,800 backstop of Blackjewel’s bonding program and $18,800 supporting letters of credit are in the process of being released.

Pursuant to the terms of the ESM Transaction, the Company agreed to pay ESM $90,000 ($81,300 at closing and an additional $8,700 into escrow pursuant to terms to be mutually agreed upon between the parties). In addition, the Company agreed to finalize the conveyance of certain Wyoming real property to ESM upon release of such property as collateral by the DEQ, waive its rights to the remaining $3,050 purchase deposit provided to Blackjewel in connection with the stalking horse agreement and pay certain Blackjewel DIP lenders $3,008 of principal and interest pursuant to an existing agreement. Refer to Note 17. ESM agreed to indemnify the Company and its affiliates against all reclamation liabilities related to the Western Assets and against claims by the federal government, the State of Wyoming or Campbell County, Wyoming for royalties, ad valorem taxes and other amounts relating to the Western Assets for the period beginning on December 8, 2017.

Prior to the transfer of the Western Asset permits to ESM, the Company will continue to have potential risk with respect to the related reclamation obligations. However, given (i) the release of the Company’s bonding obligations described above and the posting of substitute bonds by ESM, (ii) the agreement with ESM’s surety providers that release the Company from liability with respect to the substitute bonds or the obligations secured thereby, (iii) the terms of the OSM agreement, (iv) the terms on which ESM is authorized to operate pursuant to the permits and (v) the ESM indemnity with respect to the reclamation

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

obligations, the Company expects the remaining risk to be low. As a result, following the closing of the ESM Transaction and payment of amounts to ESM, the Company’s remaining reclamation obligation will be reduced to zero. The Company will closely monitor the permit transfer process and periodically re-assess its reclamation obligations as required. The Company expects to have approximately $9,000 of cash collateral returned related to the release of its surety bonds.

Additionally, in connection with the closing of the ESM Transaction, the Company paid $13,500 to Campbell County, Wyoming for accrued ad valorem back taxes for 2018 and was released from all claims related thereto. Pursuant to an agreement with ESM, the State of Wyoming Department of Revenue and Blackjewel, the State of Wyoming Department of Revenue released the Company of any outstanding claims related to state tax obligations arising from or related to the Western Mines for any period through and including the closing date of the transaction.

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

Back-to-Back Coal Supply Agreement. An agreement with Blackjewel (the “Buyer”) under the terms of the asset purchase agreement associated with the sale of PRB under which the Buyer will supply, deliver and sell to the Company, and the Company will accept, purchase and pay for, all coal that the Company is obligated to supply, deliver and sell under PRB coal supply agreements existing as of the transaction closing date that did not transfer to the Buyer at closing. The remaining Back-to-Back Coal Supply Agreement contracts were not assumed by ESM in connection with the ESM Transaction (refer to Note 20 Subsequent Events).

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

Tons. A “short” or net ton is equal to 2,000 pounds. A “long” or British ton is equal to 2,240 pounds; a “metric” ton (or “tonne”) is approximately 2,205 pounds. Tonnage amounts in this report are stated in short tons, unless otherwise indicated.

Underground mine. Also known as a “deep” mine. Usually located several hundred feet below the earth’s surface, an underground mine’s coal is removed mechanically and transferred by shuttle car and conveyor to the surface.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides a narrative of our results of operations and financial condition for the three and nine months ended September 30, 2019 and 2018. The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and related notes and risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2018.
Overview

We are a large-scale provider of met and thermal coal to a global customer base, operating high-quality, cost-competitive coal mines across two major U.S. coal basins (CAPP and NAPP). As of September 30, 2019, our operations consisted of thirty-one active mines and twelve coal preparation and load-out facilities, with approximately 4,530 employees. We produce, process, and sell met coal and thermal coal from operations located in Virginia, West Virginia and Pennsylvania. We also sell coal produced by others, some of which is processed and/or blended with coal produced from our mines prior to resale, with the remainder purchased for resale. As of December 31, 2018, we had 1.3 billion tons of reserves, including 885.5 million tons of proven reserves and 462.9 million tons of probable reserves.

For the three months ended September 30, 2019 and 2018, sales of met coal were 3.0 million tons and 2.6 million tons, respectively, and accounted for approximately 52.0% and 68.1%, respectively, of our coal sales volume. Sales of thermal coal were 2.8 million tons and 1.2 million tons, respectively, and accounted for approximately 48.0% and 31.9%, respectively, of our coal sales volume. For the nine months ended September 30, 2019 and 2018, sales of met coal were 9.5 million tons and 8.1 million tons, respectively, and accounted for approximately 52.5% and 67.6%, respectively, of our coal sales volume. Sales of thermal coal were 8.6 million tons and 3.9 million tons, respectively, and accounted for approximately 47.5% and 32.4%, respectively, of our coal sales volume.

Our sales of met coal were made primarily to steel companies in the northeastern and midwestern regions of the United States and in several countries in Europe, Asia and the Americas. Our sales of thermal coal were made primarily to large utilities and industrial customers throughout the United States. For the three months ended September 30, 2019 and 2018 approximately 50.0% and 86.8%, respectively, of our total coal revenues were derived from coal sales made to customers outside the United States. For the nine months ended September 30, 2019 and 2018 approximately 54.2% and 87.6%, respectively, of our total coal revenues were derived from coal sales made to customers outside the United States.

As of September 30, 2019, we have three reportable segments: CAPP - Met, CAPP - Thermal, and NAPP. To conform to the current period reportable segments presentation, the prior periods have been restated to reflect the change in reportable segments. Refer to Note 19 for additional disclosures on reportable segments including export coal revenue information.

Business Developments

Merger with Alpha Natural Resources Holdings, Inc. and ANR, Inc.

Refer to Note 2 for information on Alpha Merger and terms of the Merger Agreement.

Sale of PRB Operations

Refer to Note 3 for disclosure information on discontinued operations. Refer to Note 20 for further developments within subsequent event disclosures.
Factors Affecting Our Results of Operations
Sales Agreements
We manage our commodity price risk for coal sales through the use of coal supply agreements. As of October 25, 2019, we expect to ship on sales commitments of approximately 6.7 million tons of NAPP coal for 2019, 100% of which is priced at an average realized price per ton of $43.13, 12.7 million tons of CAPP - Met coal for 2019, 96% of which is priced at an average realized price per ton of $117.65, and 4.5 million tons of CAPP - Thermal coal for 2019, 100% of which is priced at an average realized price per ton of $58.26. As of November 4, 2019, we expect to ship on sales commitments of approximately 6.4 million tons of NAPP coal for 2020, 97% of which is priced at an average realized price per ton of $43.42, 13.0 million tons of

CAPP - Met coal for 2020, 32% of which is priced at an average realized price per ton of $102.88, and 3.7 million tons of CAPP - Thermal coal for 2020, 92% of which is priced at an average realized price per ton of $55.90.
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
Results of Operations

Our results of operations for the three months ended September 30, 2019 and 2018 are discussed in these “Results of Operations” presented below.

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Revenues

The following table summarizes information about our revenues during the three months ended September 30, 2019 and

2018:

	Three Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2019	2018	$ or Tons	%
Coal revenues	$523,987	$443,005	$80,982	18.3%
Other revenues	1,877	4,866	(2,989)	(61.4)%
Total revenues	$525,864	$447,871	$77,993	17.4%

Tons sold	5,765	3,879	1,886	48.6%

Coal revenues. Coal revenues increased $81.0 million, or 18.3%, for the three months ended September 30, 2019 compared to the prior year period. The increase was primarily due to higher coal sales volume of 1.9 million tons. Refer to the Coal Operations section below for further detail on coal revenues for the three months ended September 30, 2019 compared to the prior year period.

Cost and Expenses

The following table summarizes information about our costs and expenses during the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2019	2018	$	%
Cost of coal sales (exclusive of items shown separately below)	$467,658	$397,241	$70,417	17.7%
Depreciation, depletion and amortization	60,842	11,141	49,701	446.1%
Accretion on asset retirement obligations	6,846	1,489	5,357	359.8%
Amortization of acquired intangibles, net	2,314	1,158	1,156	99.8%
Asset impairment	32	—	32	100.0%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	17,387	12,382	5,005	40.4%
Merger related costs	68	1,181	(1,113)	(94.2)%
Total other operating (income) loss:
Mark-to-market adjustment for acquisition-related obligations	(3,238)	—	(3,238)	(100.0)%
Other expenses (income)	166	(569)	735	129.2%
Total costs and expenses	$552,075	$424,023	$128,052	30.2%

Cost of coal sales. Cost of coal sales increased $70.4 million, or 17.7%, for the three months ended September 30, 2019 compared to the prior year period. The increase was primarily driven by supplies and maintenance expense, salaries and wages expense, and royalties and taxes related to properties acquired in the Merger, partially offset by decreased costs of purchased coal and inventory change during the current period.
Depreciation, depletion and amortization. Depreciation, depletion and amortization increased $49.7 million, or 446.1%, for the three months ended September 30, 2019 compared to the prior year period. The increase in depreciation, depletion and amortization primarily related to increased purchases of machinery and equipment, increased asset development during the current period, and additions of property, plant and equipment and owned and leased mineral rights as a result of the Merger.
Accretion on asset retirement obligations. Accretion on asset retirement obligations increased $5.4 million, or 359.8%, for the three months ended September 30, 2019 compared to the prior year period. This increase was primarily due to an increase in our asset retirement obligations as a result of the Merger.
Amortization of acquired intangibles, net. Amortization of acquired intangibles, net increased $1.2 million, or 99.8%, for the three months ended September 30, 2019 compared to the prior year period. The increase was primarily driven by the current period amortization related to acquired mine permits, partially offset by amortization related to below-market acquired intangibles acquired as a result of the Merger.
Selling, general and administrative. Selling, general and administrative expenses increased $5.0 million, or 40.4%, for the three months ended September 30, 2019 compared to the prior year period. This increase in expense was primarily related to increases of $2.3 million in professional fees and $1.8 million in wages and benefits expense.
Merger related costs. Merger related costs decreased $1.1 million, or 94.2%, for the three months ended September 30, 2019 compared to the prior year period. The costs related primarily to professional fees, severance pay and incentive pay incurred related to the Merger Agreement entered into with the Alpha Companies.
Mark-to-market adjustment for acquisition-related obligations. For the three months ended September 30, 2019 we recorded a mark-to-market adjustment for acquisition-related obligations of ($3.2) million related to the Contingent Revenue Obligation assumed as a result of the Merger.

Other Income (Expense)

The following table summarizes information about our other income (expense) during the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2019	2018	$	%
Other income (expense):
Interest expense	$(18,847)	$(8,554)	$(10,293)	(120.3)%
Interest income	1,763	507	1,256	247.7%
Equity loss in affiliates	(1,845)	(1,624)	(221)	(13.6)%
Miscellaneous loss, net	(1,523)	(154)	(1,369)	(889.0)%
Total other expense, net	$(20,452)	$(9,825)	$(10,627)	(108.2)%

Interest expense. Interest expense increased $10.3 million, or 120.3%, for the three months ended September 30, 2019 compared to the prior year period, primarily due to an increase in debt outstanding, higher interest rates, and larger accretion of debt discounts related to the debt facilities in place during the current period. Refer to Note 11 for additional information.

Income Tax Benefit (Expense)

The following table summarizes information about our income tax benefit (expense) during the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2019	2018	$	%
Income tax benefit (expense)	$3,102	$(12)	$3,114	25,950.0%

Income taxes. Income tax benefit of $3.1 million was recorded for the three months ended September 30, 2019 on a loss from continuing operations before income taxes of $46.7 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to the permanent impact of percentage depletion deductions and the increase in the valuation allowance.

Income tax expense of $12.0 thousand was recorded for the three months ended September 30, 2018 on income from continuing operations before income taxes of $14.0 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to the impact of the percentage depletion allowance and the reduction in the valuation allowance, partially offset by the impact of state income taxes, net of federal tax impact. Refer to Note 15 for additional information.

Coal Operations

We extract, process and market met and thermal coal from surface and deep mines for sale to steel and coke producers, industrial customers, and electric utilities. The Company conducts mining operations only in the United States with mines in Central and Northern Appalachia.

Our CAPP - Met operations consist of high-quality met coal mines, such as Deep Mine 41, which predominantly produce low-ash met coal, including High-Vol. A, High-Vol. B, Mid-Vol., and Low-Vol., which are shipped to domestic and international coke and steel producers. While the CAPP - Met operations produce predominantly met coal, they also produce some amounts of thermal coal as a byproduct of mining. CAPP - Met operations consist of eight active mines and two preparation plants in Virginia, seventeen active mines and six preparation plants in West Virginia, as well as expenses associated with certain idled/closed mines.
Our CAPP - Thermal operations consist of surface and underground thermal coal mines primarily producing low sulfur, high BTU thermal coal for electricity generation, as well as specialty coal for industrial customers, with some met coal byproduct. CAPP - Thermal consists of five active mines and three preparation plants in West Virginia, as well as expenses associated with certain idled/closed mines.
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
Our All Other category is not included in all of our Coal Operations results of operations as it includes general corporate overhead and corporate assets and liabilities and the elimination of certain intercompany activity.
Non-GAAP Financial Measures

The discussion below contains “non-GAAP financial measures.” These are financial measures which either exclude or include amounts that are not excluded or included in the most directly comparable measures calculated and presented in accordance with generally accepted accounting principles in the United States (“GAAP”). Specifically, we make use of the non-GAAP financial measure “Adjusted EBITDA,” “Non-GAAP coal revenues,” “Non-GAAP cost of coal sales” and “Adjusted cost of produced coal sold.” We use Adjusted EBITDA to measure the operating performance of our segments and allocate resources to the segments. Adjusted EBITDA does not purport to be an alternative to net income (loss) as a measure of operating performance. We use Non-GAAP coal revenues to present coal revenues generated, excluding freight and handling fulfillment revenues. Coal sales realization per ton for our operations is calculated as Non-GAAP coal revenues divided by tons sold. We use Non-GAAP cost of coal sales to adjust cost of coal sales to remove freight and handling costs, idled and closed mine costs and coal inventory acquisition accounting impacts. Cost of coal sales per ton for our operations is calculated as non-GAAP cost of coal sales divided by tons sold. Coal margin per ton for our coal operations is calculated as coal sales realization per ton for our coal operations less cost of coal sales per ton for our coal operations. We also use Adjusted cost of produced coal sold to distinguish the cost of captive produced coal from the effects of purchased coal. The presentation of these measures should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP.

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

Included below are reconciliations of non-GAAP financial measures to GAAP financial measures.

The following tables summarize certain financial information relating to our coal operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019
(In thousands, except for per ton data)	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Coal revenues	$373,078	$80,174	$70,735	$—	$523,987
Less: freight and handling fulfillment revenues	(50,100)	(9,869)	(2,961)	—	(62,930)
Non-GAAP coal revenues	$322,978	$70,305	$67,774	$—	$461,057
Tons sold	2,981	1,144	1,640	—	5,765
Coal sales realization per ton (1)	$108.35	$61.46	$41.33	$—	$79.98

Cost of coal sales	$312,369	$78,022	$75,571	$1,696	$467,658
Less: freight and handling costs	(50,100)	(9,869)	(2,961)	—	(62,930)
Less: idled and closed mine costs	(1,956)	(458)	(659)	(1,696)	(4,769)
Non-GAAP cost of coal sales	$260,313	$67,695	$71,951	$—	$399,959
Tons sold	2,981	1,144	1,640	—	5,765
Cost of coal sales per ton (2)	$87.32	$59.17	$43.87	$—	$69.38
Coal margin per ton (3)	$21.03	$2.29	$(2.54)	$—	$10.60
(1) Coal sales realization per ton for our operations is calculated as non-GAAP coal revenues divided by tons sold.
(2) Cost of coal sales per ton for our operations is calculated as non-GAAP cost of coal sales divided by tons sold.
(3) Coal margin per ton for our coal operations is calculated as coal sales realization per ton for our coal operations less cost of coal sales per ton for our coal operations.

	Three Months Ended September 30, 2018
(In thousands, except for per ton data)	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Coal revenues	$375,936	$—	$67,069	$—	$443,005
Less: freight and handling fulfillment revenues	(77,434)	—	(8,006)	—	(85,440)
Non-GAAP coal revenues	$298,502	$—	$59,063	$—	$357,565
Tons sold	2,563	—	1,316	—	3,879
Coal sales realization per ton (1)	$116.47	$—	$44.88	$—	$92.18

Cost of coal sales	$329,155	$—	$68,086	$—	$397,241
Less: freight and handling costs	(77,434)	—	(8,006)	—	(85,440)
Less: idled and closed mine costs	(707)	—	(1,030)	—	(1,737)
Non-GAAP cost of coal sales	$251,014	$—	$59,050	$—	$310,064
Tons sold	2,563	—	1,316	—	3,879
Cost of coal sales per ton (2)	$97.94	$—	$44.87	$—	$79.93
Coal margin per ton (3)	$18.53	$—	$0.01	$—	$12.25
(1) Coal sales realization per ton for our operations is calculated as non-GAAP coal revenues divided by tons sold.
(2) Cost of coal sales per ton for our operations is calculated as non-GAAP cost of coal sales divided by tons sold.
(3) Coal margin per ton for our coal operations is calculated as coal sales realization per ton for our coal operations less cost of coal sales per ton for our coal operations.

	Three Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2019	2018	$	%
Tons sold:
CAPP - Met operations	2,981	2,563	418	16.3%
CAPP - Thermal operations	1,144	—	1,144	100.0%
NAPP operations	1,640	1,316	324	24.6%

Non-GAAP coal revenues:
CAPP - Met operations	$322,978	$298,502	$24,476	8.2%
CAPP - Thermal operations	$70,305	$—	$70,305	100.0%
NAPP operations	$67,774	$59,063	$8,711	14.7%

Coal sales realization per ton (1):
CAPP - Met operations	$108.35	$116.47	$(8.12)	(7.0)%
CAPP - Thermal operations	$61.46	$—	$61.46	100.0%
NAPP operations	$41.33	$44.88	$(3.55)	(7.9)%
Average	$79.98	$92.18	$(12.20)	(13.2)%
(1) Coal sales realization per ton for our operations is calculated as non-GAAP coal revenues divided by tons sold.

Non-GAAP segment coal revenues. CAPP - Met operations Non-GAAP coal revenues increased $24.5 million, or 8.2%, for the three months ended September 30, 2019 compared to the prior year period. The increase in CAPP - Met operations Non-GAAP coal revenues was primarily due to higher coal sales volumes of 0.4 million tons, partially offset by lower coal sales realization of $8.12 per ton.

CAPP - Thermal operations Non-GAAP coal revenues were $70.3 million during the current year period. CAPP - Thermal operations Non-GAAP coal revenues consisted of 1.1 million tons sold at a coal sales realization of $61.46 per ton. The CAPP - Thermal operations were acquired as part of the Alpha Merger.

NAPP operations Non-GAAP coal revenues increased $8.7 million, or 14.7%, for the three months ended September 30, 2019 compared to the prior year period. The increase in NAPP operations Non-GAAP coal revenues was primarily due to higher coal sales volumes of 0.3 million tons, partially offset by lower coal sales realization of $3.55 per ton.

	Three Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2019	2018	$	%
Non-GAPP cost of coal sales:
CAPP - Met operations	$260,313	$251,014	$9,299	3.7%
CAPP - Thermal operations	$67,695	$—	$67,695	100.0%
NAPP operations	$71,951	$59,050	$12,901	21.8%

Cost of coal sales per ton (1):
CAPP - Met operations	$87.32	$97.94	$(10.62)	(10.8)%
CAPP - Thermal operations	$59.17	$—	$59.17	100.0%
NAPP operations	$43.87	$44.87	$(1.00)	(2.2)%

Coal margin per ton (2):
CAPP - Met operations	$21.03	$18.53	$2.50	13.5%
CAPP - Thermal operations	$2.29	$—	$2.29	100.0%
NAPP operations	$(2.54)	$0.01	$(2.55)	(25,500.0)%
(1) Cost of coal sales per ton for our operations is calculated as non-GAAP cost of coal sales divided by tons sold.
(2) Coal margin per ton for our coal operations is calculated as coal sales realization per ton for our coal operations less cost of coal sales per ton for our coal operations.

Non-GAAP cost of coal sales. CAPP - Met operations Non-GAAP cost of coal sales increased $9.3 million, or 3.7%, for the three months ended September 30, 2019 compared to the prior year period. The increase in CAPP - Met operations Non-GAAP cost of coal sales was primarily driven by increases in tons sold, salaries and wages expense, supplies and maintenance expense, and royalties and taxes related to properties acquired in the Merger, partially offset by decreased costs of purchased coal and inventory change during the current period.

CAPP - Thermal operations Non-GAAP cost of coal sales were $67.7 million during the current year period. CAPP - Thermal operations Non-GAAP cost of coal sales consisted of 1.1 million tons sold at a coal margin per ton of $2.29 per ton. The CAPP - Thermal Non-GAAP cost of coal sales were primarily comprised of supplies and maintenance expenses, salaries and wages expenses, and royalties and taxes.

NAPP operations Non-GAAP cost of coal sales increased $12.9 million, or 21.8%, for the three months ended September 30, 2019 compared to the prior year period. The increase in NAPP operations Non-GAAP cost of coal sales was primarily due to an increase in tons sold in the current period relative to the prior year period.

Our Non-GAAP cost of coal sales includes purchased coal costs. In the following tables, we calculate Adjusted cost of produced coal sold as Non-GAAP cost of coal sales less purchased coal costs.

	Three Months Ended September 30, 2019
(In thousands, except for per ton data)	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Non-GAAP cost of coal sales	$260,313	$67,695	$71,951	$—	$399,959
Less: cost of purchased coal sold	(47,731)	(1,050)	—	—	(48,781)
Adjusted cost of produced coal sold	$212,582	$66,645	$71,951	$—	$351,178
Produced tons sold	2,558	1,127	1,640	—	5,325
Adjusted cost of produced coal sold per ton (1)	$83.10	$59.13	$43.87	$—	$65.95
(1) Cost of produced coal sold per ton for our operations is calculated as non-GAAP cost of produced coal sold divided by produced tons sold.

	Three Months Ended September 30, 2018
(In thousands, except for per ton data)	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Non-GAAP cost of coal sales	$251,014	$—	$59,050	$—	$310,064
Less: cost of purchased coal sold	(180,450)	—	—	—	(180,450)
Adjusted cost of produced coal sold	$70,564	$—	$59,050	$—	$129,614
Produced tons sold	859	—	1,316	—	2,175
Adjusted cost of produced coal sold per ton (1)	$82.15	$—	$44.87	$—	$59.59
(1) Cost of produced coal sold per ton for our operations is calculated as non-GAAP cost of produced coal sold divided by produced tons sold.

Segment Adjusted EBITDA

Segment Adjusted EBITDA for our reportable segments is a financial measure. This non-GAAP financial measure is presented as a supplemental measure and is not intended to replace financial performance measures determined in accordance with GAAP. Moreover, this measure is not calculated identically by all companies and therefore may not be comparable to similarly titled measures used by other companies. Segment Adjusted EBITDA is presented because management believes it is a useful indicator of the financial performance of our coal operations. The following tables present a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019
(In thousands)	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Net income (loss) from continuing operations	$13,033	$(11,338)	$(12,304)	$(32,952)	$(43,561)
Interest expense	84	6	1	18,756	18,847
Interest income	(4)	—	(15)	(1,744)	(1,763)
Income tax benefit	—	—	—	(3,102)	(3,102)
Depreciation, depletion and amortization	38,212	13,972	6,241	2,417	60,842
Merger related costs	—	—	—	68	68
Non-cash stock compensation expense	348	3	—	2,387	2,738
Mark-to-market adjustment - acquisition-related obligations	—	—	—	(3,238)	(3,238)
Accretion on asset retirement obligations	2,326	2,670	1,017	833	6,846
Asset impairment	32	—	—	—	32
Amortization of acquired intangibles, net	4,765	(3,359)	908	—	2,314
Adjusted EBITDA	$58,796	$1,954	$(4,152)	$(16,575)	$40,023

	Three Months Ended September 30, 2018
(In thousands)	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Net income (loss) from continuing operations	$41,694	$—	$(5,923)	$(21,760)	$14,011
Interest expense	4	—	(490)	9,040	8,554
Interest income	(7)	—	(12)	(488)	(507)
Income tax expense	—	—	—	12	12
Depreciation, depletion and amortization	5,658	—	5,298	185	11,141
Merger related costs	—	—	—	1,181	1,181
Non-cash stock compensation expense	—	—	—	1,885	1,885
Gain on settlement of acquisition-related obligations	—	—	—	(118)	(118)
Accretion on asset retirement obligations	548	—	941	—	1,489
Amortization of acquired intangibles, net	—	—	1,158	—	1,158
Adjusted EBITDA	$47,897	$—	$972	$(10,063)	$38,806

The following table summarizes Adjusted EBITDA for our three reportable segments and All Other category:

	Three Months Ended September 30,		Increase (Decrease)
(In thousands)	2019	2018	$	%
Adjusted EBITDA
CAPP - Met operations	$58,796	$47,897	$10,899	22.8%
CAPP - Thermal operations	1,954	—	1,954	100.0%
NAPP operations	(4,152)	972	(5,124)	(527.2)%
All Other	(16,575)	(10,063)	(6,512)	(64.7)%
Total	$40,023	$38,806	$1,217	3.1%

CAPP - Met operations. Adjusted EBITDA increased $10.9 million, or 22.8%, for the three months ended September 30, 2019 compared to the prior year period. The increase in Adjusted EBITDA was primarily driven by increased sales volumes during the current period as a result of the Merger and an increased coal margin per ton of $2.50, or approximately 13.5%.
CAPP - Thermal operations. Adjusted EBITDA for the CAPP - Thermal operations was $2.0 million for the three months ended September 30, 2019. The prior year period did not have any activity in this segment.

NAPP operations. Adjusted EBITDA decreased $5.1 million for the three months ended September 30, 2019 compared to the prior year period. The decrease in Adjusted EBITDA was primarily due to decreased coal margin per ton of $2.55 driven primarily by reduced coal sales realization per ton during the current period.
All Other category. Adjusted EBITDA decreased $6.5 million, or 64.7%, for the three months ended September 30, 2019 compared to the prior year period. The decrease in Adjusted EBITDA was primarily driven by increases in costs associated with idled properties acquired in the Merger and increases in professional services fees and wages and benefits expense.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Revenues

The following table summarizes information about our revenues during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2019	2018	$ or Tons	%
Coal revenues	$1,784,775	$1,446,538	$338,237	23.4%
Other revenues	6,409	12,583	(6,174)	(49.1)%
Total revenues	$1,791,184	$1,459,121	$332,063	22.8%

Tons sold	18,017	12,081	5,936	49.1%

Coal revenues. Coal revenues increased $338.2 million, or 23.4%, for the nine months ended September 30, 2019 compared to the prior year period. The increase was primarily due to higher coal sales volume of 5.9 million tons. Refer to the Coal Operations section below for further detail on coal revenues for the nine months ended September 30, 2019 compared to the prior year period.

Costs and Expenses

The following table summarizes information about our costs and expenses during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2019	2018	$	%
Cost of coal sales (exclusive of items shown separately below)	$1,480,098	$1,199,289	$280,809	23.4%
Depreciation, depletion and amortization	184,927	33,951	150,976	444.7%
Accretion on asset retirement obligations	19,925	5,545	14,380	259.3%
Amortization of acquired intangibles, net	(4,712)	12,468	(17,180)	(137.8)%
Asset impairment	5,858	—	5,858	100.0%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	53,121	43,490	9,631	22.1%
Merger related costs	1,055	5,064	(4,009)	(79.2)%
Total other operating (income) loss:
Mark-to-market adjustment for acquisition-related obligations	(288)	—	(288)	(100.0)%
Other income	(7,319)	(17,075)	9,756	57.1%
Total costs and expenses	$1,732,665	$1,282,732	$449,933	35.1%

Cost of coal sales. Cost of coal sales increased $280.8 million, or 23.4%, for the nine months ended September 30, 2019 compared to the prior year period. The increase was primarily driven by increases in supplies and maintenance expense, salaries and wages expense, and royalties and taxes related to properties acquired in the Merger, partially offset by decreased costs of purchased coal during the current period.

Depreciation, depletion and amortization. Depreciation, depletion and amortization increased $151.0 million, or 444.7%, for the nine months ended September 30, 2019 compared to the prior year period. The increase in depreciation, depletion and amortization primarily related to increased purchases of machinery and equipment, increased asset development during the current period, and additions of property, plant and equipment and owned and leased mineral rights as a result of the Merger.
Accretion on asset retirement obligations. Accretion on asset retirement obligations increased $14.4 million or 259.3%, for the nine months ended September 30, 2019 compared to the prior year period. This increase was primarily due to an increase in our asset retirement obligations as a result of the Merger.
Amortization of acquired intangibles, net. Amortization of acquired intangibles, net decreased $17.2 million, or 137.8%, for the nine months ended September 30, 2019 compared to the prior year period. The decrease was primarily driven by the current period amortization related to below-market acquired intangibles, net of amortization of acquired mine permits, acquired as a result of the Merger.
Asset impairment. We recorded asset impairment of $5.9 million during the nine months ended September 30, 2019. Asset impairment primarily related to the write-off of prepaid purchased coal from Blackjewel due to Blackjewel’s Chapter 11 bankruptcy filing on July 1, 2019. Refer to Note 3 and 20 for further details.
Selling, general and administrative. Selling, general and administrative expenses increased $9.6 million, or 22.1% for the nine months ended September 30, 2019 compared to the prior year period. This increase in expense was primarily related to increases of $6.3 million in professional fees and $5.5 million in wages and benefits expense, partially offset by decreases of $4.3 million in stock compensation expense during the current period.
Merger related costs. Merger related costs decreased $4.0 million, or 79.2%, for the nine months ended September 30, 2019 compared to the prior year period. The costs related primarily to professional fees, severance pay and incentive pay incurred related to the Merger Agreement entered into with the Alpha Companies.
Mark-to-market adjustment for acquisition-related obligations. For the nine months ended September 30, 2019 we recorded a mark-to-market adjustment for acquisition-related obligations of ($0.3) million related to the Contingent Revenue Obligation assumed as a result of the Merger.
Other income. Other income decreased by $9.8 million or 57.1% for the nine months ended September 30, 2019 compared to the prior year period. During the nine months ended September 30, 2019, we recorded a gain on assets acquired in an exchange transaction of $9.1 million. During the nine months ended September 30, 2018, we recorded a gain on disposal of assets of $17.1 million primarily related to the sale of a disposal group within the Company’s CAPP - Met segment.
Other Income (Expense)

The following table summarizes information about our other income (expense) during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2019	2018	$	%
Other income (expense):
Interest expense	$(50,079)	$(26,538)	$(23,541)	(88.7)%
Interest income	5,584	829	4,755	573.6%
Loss on modification and extinguishment of debt	(26,459)	—	(26,459)	(100.0)%
Equity loss in affiliates	(4,804)	(2,857)	(1,947)	(68.1)%
Miscellaneous loss, net	(2,912)	(737)	(2,175)	(295.1)%
Total other expense, net	$(78,670)	$(29,303)	$(49,367)	(168.5)%

Interest expense. Interest expense increased $23.5 million, or 88.7%, for the nine months ended September 30, 2019 compared to the prior year period, primarily due to an increase in debt outstanding, higher interest rates, and larger accretion of debt discounts related to the debt facilities in place during the current period. Refer to Note 11 for additional information.

Loss on modification and extinguishment of debt. During the nine months ended September 30, 2019, we recorded a loss on modification of debt of $0.3 million, primarily related to modification fees paid under the refinance, and a loss on extinguishment of debt of $26.2 million, primarily related to the write-off of outstanding debt discounts and unamortized debt issuance costs under the Amended and Restated Credit Agreement dated November 9, 2018. Refer to Note 11 for additional information.

Income Tax Benefit (Expense)

The following table summarizes information about our income tax benefit (expense) during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2019	2018	$	%
Income tax benefit (expense)	$8,880	$(133)	$9,013	6,776.7%

Income taxes. Income tax benefit of $8.9 million was recorded for the nine months ended September 30, 2019 on a loss from continuing operations before income taxes of $20.2 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to the permanent impact of percentage depletion deductions and the permanent impact of stock-based compensation deductions, partially offset by an increase in the valuation allowance.

Income tax expense of $0.1 million was recorded for the nine months ended September 30, 2018 on income from continuing operations before income taxes of $147.1 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to the impact of the percentage depletion allowance and the reduction in the valuation allowance, partially offset by the impact of state income taxes, net of federal tax impact. Refer to Note 15 for additional information.

Coal Operations

The following tables summarize certain financial information relating to our coal operations for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019
(In thousands, except for per ton data)	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Coal revenues	$1,339,663	$224,814	$220,298	$—	$1,784,775
Less: freight and handling fulfillment revenues	(182,729)	(23,683)	(5,430)	—	(211,842)
Non-GAAP coal revenues	$1,156,934	$201,131	$214,868	$—	$1,572,933
Tons sold	9,653	3,325	5,039	—	18,017
Coal sales realization per ton (1)	$119.85	$60.49	$42.64	$—	$87.30

Cost of coal sales	$1,057,988	$218,667	$199,566	$3,877	$1,480,098
Less: freight and handling costs	(182,729)	(23,683)	(5,430)	—	(211,842)
Less: idled and closed mine costs	(5,942)	(1,442)	(2,222)	(3,877)	(13,483)
Less: cost impact of coal inventory fair value adjustment (2)	(4,751)	(3,458)	—	—	(8,209)
Non-GAAP cost of coal sales	$864,566	$190,084	$191,914	$—	$1,246,564
Tons sold	9,653	3,325	5,039	—	18,017
Cost of coal sales per ton (3)	$89.56	$57.17	$38.09	$—	$69.19
Coal margin per ton (4)	$30.29	$3.32	$4.55	$—	$18.11
(1) Coal sales realization per ton for our operations is calculated as non-GAAP coal revenues divided by tons sold.
(2) The cost impact of the coal inventory fair value adjustment as a result of the Alpha Merger was completed during the three months ended June 30, 2019.
(3) Cost of coal sales per ton for our operations is calculated as non-GAAP cost of coal sales divided by tons sold.
(4) Coal margin per ton for our coal operations is calculated as coal sales realization per ton for our coal operations less cost of coal sales per ton for our coal operations.

	Nine Months Ended September 30, 2018
(In thousands, except for per ton data)	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Coal revenues	$1,235,772	$—	$210,766	$—	$1,446,538
Less: freight and handling fulfillment revenues	(232,199)	—	(19,537)	—	(251,736)
Non-GAAP coal revenues	$1,003,573	$—	$191,229	$—	$1,194,802
Tons sold	7,779	—	4,302	—	12,081
Coal sales realization per ton (1)	$129.01	$—	$44.45	$—	$98.90

Cost of coal sales	$1,002,438	$—	$196,851	$—	$1,199,289
Less: freight and handling costs	(232,199)	—	(19,537)	—	(251,736)
Less: idled and closed mine costs	(2,786)	—	(2,740)	—	(5,526)
Non-GAAP cost of coal sales	$767,453	$—	$174,574	$—	$942,027
Tons sold	7,779	—	4,302	—	12,081
Cost of coal sales per ton (2)	$98.66	$—	$40.58	$—	$77.98
Coal margin per ton (3)	$30.35	$—	$3.87	$—	$20.92
(1) Coal sales realization per ton for our operations is calculated as non-GAAP coal revenues divided by tons sold.
(2) Cost of coal sales per ton for our operations is calculated as non-GAAP cost of coal sales divided by tons sold.
(3) Coal margin per ton for our coal operations is calculated as coal sales realization per ton for our coal operations less cost of coal sales per ton for our coal operations.

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2019	2018	$	%
Tons sold:
CAPP - Met operations	9,653	7,779	1,874	24.1%
CAPP - Thermal operations	3,325	—	3,325	100.0%
NAPP operations	5,039	4,302	737	17.1%

Non-GAAP coal revenues:
CAPP - Met operations	$1,156,934	$1,003,573	$153,361	15.3%
CAPP - Thermal operations	$201,131	$—	$201,131	100.0%
NAPP operations	$214,868	$191,229	$23,639	12.4%

Coal sales realization per ton (1):
CAPP - Met operations	$119.85	$129.01	$(9.16)	(7.1)%
CAPP - Thermal operations	$60.49	$—	$60.49	100.0%
NAPP operations	$42.64	$44.45	$(1.81)	(4.1)%
Average	$87.30	$98.90	$(11.60)	(11.7)%
(1) Coal sales realization per ton for our operations is calculated as non-GAAP coal revenues divided by tons sold.

Non-GAAP segment coal revenues. CAPP - Met operations Non-GAAP coal revenues increased $153.4 million, or 15.3%, for the nine months ended September 30, 2019 compared to the prior year period. The increase in CAPP - Met operations Non-GAAP coal revenues was primarily due to higher coal sales volume of 1.9 million tons as a result of the Merger, partially offset by lower coal sales realization of $9.16 per ton.

CAPP - Thermal operations Non-GAAP coal revenues were $201.1 million during the current year period. CAPP - Thermal operations Non-GAAP coal revenues consisted of 3.3 million tons sold at a coal sales realization of $60.49 per ton. The CAPP - Thermal operations were acquired as part of the Alpha Merger.

NAPP operations Non-GAAP coal revenues increased $23.6 million, or 12.4%, for the nine months ended September 30, 2019 compared to the prior year period. The increase in NAPP operations Non-GAAP coal revenues was primarily due to higher coal sales volumes of 0.7 million tons, partially offset by lower coal sales realization of $1.81 per ton.

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2019	2018	$	%
Non-GAAP cost of coal sales:
CAPP - Met operations	$864,566	$767,453	$97,113	12.7%
CAPP - Thermal operations	$190,084	$—	$190,084	100.0%
NAPP operations	$191,914	$174,574	$17,340	9.9%

Cost of coal sales per ton (1):
CAPP - Met operations	$89.56	$98.66	$(9.10)	(9.2)%
CAPP - Thermal operations	$57.17	$—	$57.17	100.0%
NAPP operations	$38.09	$40.58	$(2.49)	(6.1)%

Coal margin per ton (2):
CAPP - Met operations	$30.29	$30.35	$(0.06)	(0.2)%
CAPP - Thermal operations	$3.32	$—	$3.32	100.0%
NAPP operations	$4.55	$3.87	$0.68	17.6%
(1) Cost of coal sales per ton for our operations is calculated as non-GAAP cost of coal sales divided by tons sold.
(2) Coal margin per ton for our coal operations is calculated as coal sales realization per ton for our coal operations less cost of coal sales per ton for our coal operations.

Non-GAAP cost of coal sales. CAPP - Met operations Non-GAAP cost of coal sales increased $97.1 million, or 12.7%, for the nine months ended September 30, 2019 compared to the prior year period. The increase in CAPP - Met operations Non-GAAP cost of coal sales was primarily due to increases in tons sold, salaries and wages expense, supplies and maintenance expense, and royalties and taxes related to properties acquired in the Merger, partially offset by decreased costs of purchased coal during the current period.

CAPP - Thermal operations Non-GAAP cost of coal sales were $190.1 million during the current year period. CAPP - Thermal operations Non-GAAP cost of coal sales consisted of 3.3 million tons sold at a coal margin per ton of $3.32 per ton. The CAPP - Thermal Non-GAAP cost of coal sales were primarily comprised of supplies and maintenance expenses, salaries and wages expenses, and royalties and taxes.

NAPP operations Non-GAAP cost of coal sales increased $17.3 million, or 9.9%, for the nine months ended September 30, 2019 compared to the prior year period. The increase in NAPP operations Non-GAAP cost of coal sales was primarily due to an increase in tons sold in the current period relative to the prior period.

Our Non-GAAP cost of coal sales includes purchased coal costs. In the following tables, we calculate adjusted cost of produced coal sold as Non-GAAP cost of coal sales less purchased coal costs.

	Nine Months Ended September 30, 2019
(In thousands, except for per ton data)	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Non-GAAP cost of coal sales	$864,566	$190,084	$191,914	$—	$1,246,564
Less: cost of purchased coal sold	(194,590)	(6,378)	—	—	(200,968)
Adjusted cost of produced coal sold	$669,976	$183,706	$191,914	$—	$1,045,596
Produced tons sold	7,948	3,215	5,039	—	16,202
Adjusted cost of produced coal sold per ton (1)	$84.29	$57.14	$38.09	$—	$64.53
(1) Cost of produced coal sold per ton for our operations is calculated as non-GAAP cost of produced coal sold divided by produced tons sold.

	Nine Months Ended September 30, 2018
(In thousands, except for per ton data)	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Non-GAAP cost of coal sales	$767,453	$—	$174,574	$—	$942,027
Less: cost of purchased coal sold	(550,508)	—	—	—	(550,508)
Adjusted cost of produced coal sold	$216,945	$—	$174,574	$—	$391,519
Produced tons sold	2,841	—	4,302	—	7,143
Adjusted cost of produced coal sold per ton (1)	$76.36	$—	$40.58	$—	$54.81
(1) Cost of produced coal sold per ton for our operations is calculated as non-GAAP cost of produced coal sold divided by produced tons sold.

Segment Adjusted EBITDA

Segment Adjusted EBITDA for our reportable segments is a financial measure. This non-GAAP financial measure is presented as a supplemental measure and is not intended to replace financial performance measures determined in accordance with GAAP. Moreover, this measure is not calculated identically by all companies and therefore may not be comparable to similarly titled measures used by other companies. Segment Adjusted EBITDA is presented because management believes it is a useful indicator of the financial performance of our coal operations. The following tables present a reconciliation of net income (loss) to Adjusted EBITDA for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019
(In thousands)	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Net income (loss) from continuing operations	$154,020	$(34,675)	$(2,118)	$(128,498)	$(11,271)
Interest expense	306	16	2	49,755	50,079
Interest income	(12)	—	(38)	(5,534)	(5,584)
Income tax benefit	—	—	—	(8,880)	(8,880)
Depreciation, depletion and amortization	113,714	44,586	19,390	7,237	184,927
Merger related costs	—	—	—	1,055	1,055
Non-cash stock compensation expense	1,127	60	—	6,276	7,463
Mark-to-market adjustment - acquisition-related obligations	—	—	—	(288)	(288)
Accretion on asset retirement obligations	6,986	7,401	3,050	2,488	19,925
Loss on modification and extinguishment of debt	—	—	—	26,459	26,459
Asset impairment (1)	5,858	—	—	—	5,858
Cost impact of coal inventory fair value adjustment (2)	4,751	3,458	—	—	8,209
Gain on assets acquired in an exchange transaction (3)	(9,083)	—	—	—	(9,083)
Amortization of acquired intangibles, net	5,816	(12,142)	1,614	—	(4,712)
Adjusted EBITDA	$283,483	$8,704	$21,900	$(49,930)	$264,157
(1) Asset impairment primarily related to the write-off of prepaid purchased coal from Blackjewel as a result of Blackjewel’s Chapter 11 bankruptcy filing on July 1, 2019. Refer to Note 20 for further details within subsequent event disclosures.
(2) The cost impact of the coal inventory fair value adjustment as a result of the Alpha Merger was completed during the three months ended June 30, 2019.
(3) During the nine months ended September 30, 2019, we entered into an exchange transaction which primarily included the release of the PRB overriding royalty interest owed to us in exchange for met coal reserves which resulted in a gain of $9.1 million.

	Nine Months Ended September 30, 2018
(In thousands)	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Net income (loss) from continuing operations	$230,898	$—	$(11,028)	$(72,917)	$146,953
Interest expense	316	—	(839)	27,061	26,538
Interest income	(35)	—	(24)	(770)	(829)
Income tax expense	—	—	—	133	133
Depreciation, depletion and amortization	17,636	—	15,761	554	33,951
Merger related costs	—	—	—	5,064	5,064
Management restructuring costs (1)	—	—	—	2,659	2,659
Non-cash stock compensation expense	—	—	—	8,240	8,240
Gain on settlement of acquisition-related obligations	—	—	—	(410)	(410)
Gain on sale of disposal group (2)	(16,386)	—	—	—	(16,386)
Accretion on asset retirement obligations	2,722	—	2,823	—	5,545
Amortization of acquired intangibles, net	—	—	12,468	—	12,468
Adjusted EBITDA	$235,151	$—	$19,161	$(30,386)	$223,926
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

The following table summarizes Adjusted EBITDA for our three reportable segments and All Other category:

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2019	2018	$	%
Adjusted EBITDA
CAPP - Met operations	$283,483	$235,151	$48,332	20.6%
CAPP - Thermal operations	8,704	—	8,704	100.0%
NAPP operations	21,900	19,161	2,739	14.3%
All Other	(49,930)	(30,386)	(19,544)	(64.3)%
Total	$264,157	$223,926	$40,231	18.0%

CAPP - Met operations. Adjusted EBITDA increased $48.3 million, or 20.6%, for the nine months ended September 30, 2019 compared to the prior year period. The increase in Adjusted EBITDA was primarily driven by increased sales volumes during the current period as a result of the Merger.
CAPP - Thermal operations. Adjusted EBITDA for the CAAP - Thermal operations was $8.7 million for the nine months ended September 30, 2019. The prior year period did not have any activity in this segment and therefore the current year results explain the entire amount of change.
NAPP operations. Adjusted EBITDA increased $2.7 million, or 14.3%, for the nine months ended September 30, 2019 compared to the prior year period. The increase in Adjusted EBITDA was primarily due to increased sales volumes during the current period and increased coal margin per ton of $0.68, or approximately 17.6%. The prior year period also included lower coal margin per ton due to higher cost of coal sales per ton due primarily to reductions in tons sold due to geological factors during the period.
All Other category. Adjusted EBITDA decreased $19.5 million, or 64.3%, for the nine months ended September 30, 2019 compared to the prior year period. The decrease in Adjusted EBITDA was primarily driven by increases in costs associated with idled properties acquired in the Merger and increases in professional services fees and wages and benefits expenses.

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

At September 30, 2019, we had total liquidity of $354.1 million, including cash and cash equivalents of $152.6 million, unrestricted investments of $25.1 million, and $176.4 million of unused commitments available under the Amended and Restated Asset-Based Revolving Credit Agreement, subject to limitations described therein. On June 14, 2019, we entered into a $561.8 million Term Loan Credit Facility under the Credit Agreement. On November 9, 2018, we entered into a $225.0 million asset-based revolving credit facility under the Amended and Restated Asset-Based Revolving Credit Agreement expiring on April 3, 2022. Refer to Note 11 for disclosures on long-term debt.

We sponsor three qualified non-contributory pension plans (“Pension Plans”) which cover certain salaried and non-union hourly employees. Participants accrued benefits either based on certain formulas, the participant’s compensation prior to retirement or plan specified amounts for each year of service. Benefits are frozen under these Pension Plans. Annual funding contributions to the Pension Plans are made as recommended by consulting actuaries based upon the ERISA funding standards. Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006. We expect to contribute $3.4 million to the Pension Plans in the remainder of 2019. Refer to Note 16 for further disclosures related to this obligation.

To secure our obligations under certain worker’s compensation, black lung, reclamation-related obligations, general liabilities, and financial guarantees, we are required to provide cash collateral. At September 30, 2019, we had cash collateral in the amounts of $230.5 million, $11.6 million, and $18.6 million classified as short-term and long-term restricted cash, short-term and long-term deposits, and long-term restricted investments, respectively, on our Condensed Consolidated Balance Sheets. Once the permits associated with the PRB transaction have been transferred, we estimate approximately $9.0 million comprised of long-term restricted cash and long-term deposits will be returned to operating cash. Refer to Note 20 for further developments within subsequent event disclosures.

In October 2019, we accelerated the construction of a new impoundment at our Cumberland mine. This project was previously scheduled to begin in 2021. We estimate the cost of construction to be $61 million and expect that the project will require approximately two years to complete. As a result of this acceleration, we estimate that our 2020 and 2021 capital expenditures will be higher than previously estimated by approximately $29 million and $17 million, respectively.

Capital Return Program

Refer to Note 10 for disclosures on the capital return program and related stock repurchases during the period.

Blackjewel Developments

Refer to Note 3 and Note 20 for disclosures on Blackjewel developments.

Cash Flows

Cash, cash equivalents, and restricted cash decreased by $94.1 million and increased by $89.9 million over the nine months ended September 30, 2019 and 2018, respectively. The net change in cash, cash equivalents, and restricted cash was attributable to the following:

	Nine Months Ended September 30,
	2019	2018
Cash flows (in thousands):
Net cash provided by operating activities	$137,578	$176,316
Net cash used in investing activities	(167,579)	(71,539)
Net cash used in financing activities	(64,110)	(14,873)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(94,111)	$89,904

Operating Activities

Net cash flows from operating activities consist of net income adjusted for non-cash items, such as depreciation, depletion and amortization, amortization of acquired intangibles, net, accretion of acquisition-related obligations discount, amortization of debt issuance costs and accretion of debt discount, mark-to-market adjustments for acquisition-related obligations, loss (gain) on disposal of assets, gain on assets acquired in an exchange transaction, loss on modification and extinguishment of debt, asset impairment, equity loss in affiliates, accretion on asset retirement obligations, employee benefit plans, stock-based compensation, deferred income taxes, and changes in net working capital.

Net cash provided by operating activities for the nine months ended September 30, 2019 was $137.6 million and was primarily attributable to net loss of $175.4 million adjusted for depreciation, depletion and amortization of $330.8 million, loss on modification and extinguishment of debt of $26.5 million, accretion on asset retirement obligations of $24.9 million, employee benefit plans, net of $14.5 million, asset impairment of $23.0 million, amortization of debt issuance costs and accretion of debt discount of $10.4 million, and stock-based compensation of $7.5 million, partially offset by deferred income taxes of $22.0 million, and a $9.1 million gain on assets acquired in an exchange transaction. The change in our operating assets and liabilities of ($99.6) million was primarily attributed to increases in inventories, net of $50.6 million, decreases trade accounts payable of $13.6 million, decreases in asset retirement obligations of $18.6 million, decreases in acquisition related obligations of $25.1 million, and decreases in other non-current liabilities of $25.9 million, partially offset by a decrease in trade accounts receivable, net of $32.2 million.

Net cash provided by operating activities for the nine months ended September 30, 2018 was $176.3 million and was primarily attributable to net income of $142.6 million adjusted for depreciation, depletion and amortization of $34.0 million, amortization of acquired intangibles, net of $12.5 million, employee benefit plans, net of $6.6 million, accretion of asset retirement obligations of $5.5 million, and stock-based compensation of $9.5 million, partially offset by a $17.1 million gain on disposal of assets. The change in our operating assets and liabilities of ($27.1) million was primarily attributed to decreases in trade accounts payable of $17.3 million, decreases in acquisition related obligations of $13.5 million, and decreases in other non-current liabilities of $14.4 million, partially offset by decreases in inventories, net of $11.1 million and decreases in trade accounts receivable, net of $7.4 million.
Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2019 was $167.6 million, primarily driven by capital expenditures of $144.2 million, purchases of investment securities of $65.2 million, and capital contributions to equity affiliates of $7.6 million, partially offset by maturity of investment securities of $50.8 million.

Net cash used in investing activities for the nine months ended September 30, 2018 was $71.5 million, primarily driven by capital expenditures of $56.7 million, payments on disposal of assets of $10.3 million, and capital contributions to equity affiliates of $3.8 million.
Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2019 was $64.1 million, primarily attributable to principal repayments of debt of $551.4 million, principal repayments of notes payable of $14.1 million, debt issuance costs of $6.1 million, and common stock repurchases and related expenses of $35.5 million, partially offset by proceeds from borrowings on debt of $544.9 million.

Net cash used in financing activities for the nine months ended September 30, 2018 was $14.9 million, primarily attributable to principal repayments of debt of $6.3 million, common stock repurchases and related expenses of $4.8 million, and principal repayments of notes payable of $3.1 million.
Long-Term Debt

Refer to Note 11 for additional disclosures on long-term debt.

Analysis of Material Debt Covenants

We were in compliance with all covenants under the Credit Agreement and the Amended and Restated Asset-Based Revolving Credit Agreement, as of September 30, 2019. A breach of the covenants in the Credit Agreement and the Amended and Restated Asset-Based Revolving Credit Agreement could result in a default under the terms of the agreement and the respective lenders could elect to declare all amounts borrowed due and payable.

Pursuant to the Amended and Restated Asset-Based Revolving Credit Agreement, during any Liquidity Period (capitalized terms as defined in the Amended and Restated Asset-Based Revolving Credit Agreement), our Fixed Charge Coverage Ratio cannot be less than 1.0 as of the last day of any Test Period, commencing with the Test Period ended immediately preceding the commencement of such Liquidity Period. The Fixed Charge Coverage Ratio is calculated as (a) Consolidated EBITDA of the Company and its Restricted Subsidiaries for such period, minus non-financed Capital Expenditures (including Capital Expenditures financed with the proceeds of any Loans) paid or payable currently in cash by the Company or any of its Subsidiaries for such period to (b) the Fixed Charges of the Company and its Restricted Subsidiaries during such period. As of September 30, 2019, we were not in a Liquidity Period.

Acquisition-Related Obligations

Refer to Note 12 for additional details and disclosures on acquisition-related obligations.

Off-Balance Sheet Arrangements

Refer to Note 18, part (c) for disclosures on off-balance sheet arrangements.

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

Our contractual obligations relating to the contingent revenue obligation increased during the nine months ended September 30, 2019 as a result of the measurement-period adjustments recorded and changes to forecasted revenue assumptions which was partially offset by a $9.6 million payment. Refer to Note 12 for further disclosures related to this obligation. The table below reflects these obligations as of September 30, 2019:

(In thousands)	Remainder of 2019	2020	2021	2022	2023	After 2023	Total
Contingent revenue obligation	$—	$14,911	$15,174	$16,418	$15,463	$—	$61,966

Our long-term liabilities relating to asset retirement obligations, including discontinued operations, increased during the nine months ended September 30, 2019 as a result of the measurement-period adjustments recorded and due to the Blackjewel Chapter 11 bankruptcy filing. Refer to Note 20 for further developments within subsequent event disclosures. Asset retirement obligation cash flows associated with the PRB have not yet been adjusted to reflect the completion of the transaction with ESM, which occurred in the fourth quarter of 2019. The estimates are subject to material change and will be updated as additional information becomes available. Refer to Note 2 for further information on measurement period adjustments. Refer to Note 3 for disclosure information on discontinued operations. The table below reflects the estimated undiscounted cash flows for these obligations as of September 30, 2019:

(In thousands)	Remainder of 2019	2020	2021	2022	2023	After 2023	Total
Asset retirement obligation	$7,630	$24,674	$75,686	$80,417	$66,394	$678,223	$933,024

Additionally, our long-term liabilities relating to black lung benefits increased during the nine months ended September 30, 2019 as a result of the measurement-period adjustments recorded and changes to actuarial assumptions. The table below reflects the estimated undiscounted cash flows for these obligations as of September 30, 2019:

(In thousands)	Remainder of 2019	2020	2021	2022	2023	After 2023	Total
Black lung benefit obligation	$2,127	$6,301	$6,446	$7,015	$7,196	$221,055	$250,140

Refer to Note 9 for information about our lease obligations. Refer to Note 18 for disclosures related to our other contractual obligations.

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
Our critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018. Our critical accounting policies remain unchanged at September 30, 2019. Refer to Note 1 for disclosures related to new accounting policies adopted.

Goodwill. The Company performed an interim goodwill impairment test as of August 31, 2019 due to a decline in the Company’s market capitalization to amounts below book value combined with a decline in global metallurgical coal pricing during the period which indicated that the fair value of a CAPP Met segment reporting unit may have been below the carrying value. Following the testing, the Company concluded that the fair value of the reporting unit exceeded the carrying value and no amounts of goodwill were impaired. However, further deterioration or weakness in the global metallurgical coal market, as well as other factors that could result in adverse changes in the key assumptions described in our Annual Report on Form 10-K for the year ended December 31, 2018, could lead to a reduction in the fair value of the reporting unit. Accordingly, the Company’s goodwill may be at risk of impairment.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

We manage our commodity price risk for coal sales through the use of coal supply agreements. As of October 25, 2019, we expect to ship on sales commitments of approximately 6.7 million tons of NAPP coal for 2019, 100% of which is priced, 12.7 million tons of CAPP - Met coal for 2019, 96% of which is priced, and 4.5 million tons of CAPP - Thermal coal for 2019, 100% of which is priced. As of November 4, 2019, we expect to ship on sales commitments of approximately 6.4 million tons of NAPP coal for 2020, 97% of which is priced, 13.0 million tons of CAPP - Met coal for 2020, 32% of which is priced, and 3.7 million tons of CAPP - Thermal coal for 2020, 92% of which is priced.
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

We expect to use approximately 6.2 million and 24.0 million gallons of diesel fuel in the remainder of 2019 and 2020, respectively.

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

Interest Rate Risk

As of September 30, 2019, we had exposure to changes in interest rates through the asset-based revolving credit facility under our Amended and Restated Asset-Based Revolving Credit Agreement, which bears interest based on the character of the loan (defined as either “Base Rate Loan” or “Eurocurrency Rate Loan”) plus an applicable rate ranging from 1.00% to 1.50% for Base Rate Loans and 2.00% to 2.50% for Eurocurrency Rate Loans, depending on the amount of credit available. As of September 30, 2019, the Company had no borrowings under the Asset-Based Term Loan Credit Agreement.

As of September 30, 2019, we also had exposure to changes in interest rates through the Term Loan Credit Facility under our Credit Agreement, which bears an interest rate per annum based on the character of the loan (defined as either “Base Rate Loan” or “Eurocurrency Rate Loan”) plus an applicable rate of 6.00% to 7.00% on or prior to the second anniversary of the Closing Date and 7.00% to 8.00% thereafter (the “Applicable Rate”). As of September 30, 2019, a 50 basis point increase or decrease in interest rates would increase or decrease our annual interest expense by approximately $2.8 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of September 30, 2019. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of September 30, 2019.

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

Part II - Other Information

Item 1. Legal Proceedings

For a description of the Company’s legal proceedings, refer to Note 18, part (d), to the unaudited Condensed Consolidated Financial Statements, which is incorporated herein by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information about shares of common stock that were repurchased during the third quarter of 2019.

	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (4)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (3)
July 1, 2019 through July 31, 2019	—	$—	—	$—
August 1, 2019 through August 31, 2019	—	$—	—	$100,000
September 1, 2019 through September 30, 2019	1,029,303	$31.54	1,029,303	$67,552
	1,029,303		1,029,303	$67,552
(1) The Company is authorized to repurchase common shares from employees (upon the election by the employee) to satisfy the employees’ statutory tax withholdings upon the vesting of stock grants. Shares that are repurchased to satisfy the employees’ statutory tax withholdings are recorded in treasury stock at cost.
(2) Refer to Note 10 for information on the Company’s capital return program and related share repurchases during the period.
(3) The Company cannot estimate the number of shares that will be repurchased because decisions to purchase are subject to market and business conditions, levels of available liquidity, the Company’s cash needs, restrictions under agreements or obligations, legal or regulatory requirements or restrictions, and other relevant factors. This amount does not include $16 thousand of stock repurchase related fees.

(4) The average price paid per share includes $16 thousand of stock repurchase related fees.

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

CONTURA ENERGY, INC.
Date: November 14, 2019	By:	/s/ Charles Andrew Eidson
	Name:	Charles Andrew Eidson
	Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
3.1
Second Amended and Restated Certificate of Incorporation of Contura Energy, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4 filed with the Commission on August 21, 2018)

3.2
Second Amended and Restated Bylaws of Contura Energy, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 filed with the Commission on August 21, 2018)

10.1
Employment Agreement, dated July 29, 2019, by and between Contura Energy, Inc. and David J. Stetson (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Contura Energy, Inc. on July 29, 2019).

10.2
Amended and Restated Binding Term Sheet by and between Contura Energy, Inc. and Eagle Specialty Materials, LLC, dated October 18, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Contura Energy, Inc. on October 21, 2019).

10.3
Agreement, by and among Contura Coal West, LLC, the United States Department of Interior’s Office of Surface Mining, Reclamation and Enforcement, FM Coal, LLC and Eagle Specialty Materials, LLC, dated October 18, 2019 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Contura Energy, Inc. on October 21, 2019).

10.4
Sureties Supplemental Agreement, by and among Endurance Assurance Corporation, Endurance American Insurance Company, Lexon Insurance Company, Bond Safeguard Insurance Company, Indemnity National Insurance Company, Contura Energy, Inc., Contura Coal West, LLC and Eagle Specialty Materials, LLC, dated October 18, 2019 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Contura Energy, Inc. on October 21, 2019).

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