Form 10-K
period 2019-12-31
Contura Energy, Inc.
filed 2020-03-18
CIK 1704715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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
 ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant (excluding outstanding shares beneficially owned by directors, executive officers, and other affiliates) on June 30, 2019, was approximately $600 million based on the closing price of the Company’s common stock as reported that date on the New York Stock Exchange of $51.90 per share. Such assumptions should not be deemed to be conclusive for any other purpose.

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of February 29, 2020: 18,259,421

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2019 annual meeting of stockholders (the “Proxy Statement”), which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2019.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements.” These statements, which involve risks and uncertainties, relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable and may also relate to our future prospects, developments and business strategies. We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should” and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements.

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

•
our ability to obtain financing and other services, and the form and degree of these services available to us, which may be significantly limited by the lending, investment and similar policies of financial institutions and insurance companies regarding carbon energy producers and the environmental impacts of coal combustion;

•	our ability to meet collateral requirements;

•	the imposition or continuation of barriers to trade, such as tariffs;

•	utilities switching to alternative energy sources such as natural gas, renewables and coal from basins where we do not operate;

•	reductions or increases in customer coal inventories and the timing of those changes;

•	our production capabilities and costs;

•	inherent risks of coal mining beyond our control;

•	changes in, interpretations of, or implementations of domestic or international tax or other laws and regulations, including the Tax Cuts and Jobs Act and its related regulations;

•
changes in domestic or international environmental laws and regulations, and court decisions, including those directly affecting our coal mining and production, and those affecting our customers’ coal usage, including potential climate change initiatives;

•	our relationships with, and other conditions affecting, our customers, including the inability to collect payments from our customers if their creditworthiness declines;

•	changes in, renewal or acquisition of, terms of and performance of customers under coal supply arrangements and the refusal by our customers to receive coal under agreed-upon contract terms;

•	our ability to obtain, maintain or renew any necessary permits or rights, and our ability to mine properties due to defects in title on leasehold interests;

•	attracting and retaining key personnel and other employee workforce factors, such as labor relations;

•	funding for and changes in employee benefit obligations;

•	any new or increased liabilities, including reclamation obligations, that we may incur in connection with our former mines in Wyoming;

•	cybersecurity attacks or failures, threats to physical security, extreme weather conditions or other natural disasters;

•	reclamation and mine closure obligations;

•	our assumptions concerning economically recoverable coal reserve estimates;

•	our ability to negotiate new United Mine Workers of America wage agreements on terms acceptable to us, increased unionization of our workforce in the future, and any strikes by our workforce;

•
disruptions in delivery or changes in pricing from third-party vendors of key equipment and materials that are necessary for our operations, such as diesel fuel, steel products, explosives, tires and purchased coal;

•	inflationary pressures on supplies and labor and significant or rapid increases in commodity prices;

•	railroad, barge, truck and other transportation availability, performance and costs;

•	disruption in third-party coal supplies;

•	the consummation of financing or refinancing transactions, acquisitions or dispositions and the related effects on our business and financial position;

•	our indebtedness and potential future indebtedness; and

•	our ability to obtain or renew surety bonds on acceptable terms or maintain our current bonding status.

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
Our Company
We are a large scale, diversified provider of met and thermal coal to a global customer base. We operate high-quality, cost-competitive coal mines across coal basins in Virginia, West Virginia and Pennsylvania. Our portfolio of mining operations consists of 21 underground mines, eight surface mines and 10 coal preparation plants. We own a 65.0% interest in Dominion Terminal Associates (“DTA”), a coal export terminal in eastern Virginia. DTA provides us with the ability to fulfill a broad range of customer coal quality requirements through coal blending, while also providing storage capacity and transportation flexibility.
Although we are in the process of shifting our focus toward met coal production and away from thermal coal production, we currently produce a diverse mix of coal products, which enables us to satisfy a broad range of customer needs across all our operations. In the Central Appalachia (“CAPP”) coal basin, we predominantly produce low-ash metallurgical (“met”) coal, including High-Vol. A, High-Vol. B, Mid-Vol., and Low-Vol., which is shipped to domestic and international coke and steel producers. In the CAPP coal basin, we also produce low sulfur, high British thermal unit (“BTU”) thermal coal for electricity generation, as well as specialty coal for industrial customers. In the Northern Appalachia (“NAPP”) coal basin, we produce primarily high-BTU thermal coal. This thermal coal has metallurgical properties, but it is higher in sulfur content than typical products sold in the metallurgical coal market. Limited volumes can be placed in the metallurgical coal market where customers have the flexibility to accommodate quantities of higher sulfur coal in their coking coal blends. Our thermal coal is primarily sold to the domestic power generation industry.

We have three reportable segments: CAPP - Met, CAPP - Thermal, and NAPP. Refer to Note 25 to the Consolidated financial statements for more information about our reportable segments.

We have a substantial reserve base of 861.0 million tons of proven reserves and approximately 469.9 million tons of probable reserves, which we believe could support current production levels for more than 35 years based on our 2019 production levels. Our reserve base in CAPP - Met consists of 443.1 million tons of proven and 201.6 million tons of probable reserves, of which 96% is met coal. Our reserve base in CAPP - Thermal consists of 22.0 million tons of proven and 19.8 million tons of probable reserves, of which 73% is thermal coal. Our reserve base in NAPP consists of 395.9 million tons of proven and 248.5 million tons of probable reserves, of which 93% is thermal coal.

Through our operations and reserves in two major U.S. coal producing basins, we are able to source coal from multiple mines to meet the needs of a long-standing global customer base, many of which have been served by us or our predecessors for over a decade. We are continuously evaluating opportunities to strategically cultivate current relationships to drive new business in our target growth markets that include India and Southeast Asia, among others. In addition, our experienced management team continues to analyze acquisitions, joint ventures and other opportunities that would be accretive and synergistic to our existing asset portfolio.

We have also identified the following organic met coal opportunities which are currently in development:

•
Road Fork 52 in CAPP - Met, which is primarily a reserve replacement mine, but could potentially provide incremental production of Low-Vol. met coal in the near term. The mine began production in the first quarter of 2020.

•	Black Eagle in CAPP - Met, which is expected to provide 0.7-0.8 million tons per year of High-Vol. A met coal; and

•	Lynn Branch Project in CAPP - Met, which is primarily a reserve replacement mine, but could potentially provide incremental production of High-Vol. B+ met coal in the near term.

Production at these adjacent mines provides embedded growth potential while leveraging existing infrastructure. In addition, our operational footprint in two U.S. coal basins provides significant opportunities for potential synergies from domestic acquisitions.

Our History
We were formed to acquire and operate certain of Alpha Natural Resources, Inc.’s (“Alpha”) former core coal operations, as part of the Alpha Restructuring in 2016. We entered into various settlement agreements with the Alpha Debtors, their bankruptcy successor, and third parties as part of the Alpha Debtors’ bankruptcy reorganization process. We assumed acquisition-related obligations through those settlement agreements, which became effective on July 26, 2016, the effective date of the Alpha Debtors’ Plan of Reorganization. Refer to Note 16 for further information on our acquisition-related obligations.

We began operations on July 26, 2016 and currently operate mines in the Northern Appalachia and Central Appalachia regions.

On December 8, 2017, we closed a transaction with Blackjewel L.L.C. (“Buyer” or “Blackjewel”) to sell the Eagle Butte and Belle Ayr mines located in the Powder River Basin (“PRB”), Wyoming, along with related coal reserves, equipment, infrastructure and other real properties. The PRB results of operations and financial position are reported as discontinued operations in the Consolidated Financial Statements. The historical information in the accompanying Notes to the Consolidated Financial Statements has been restated to reflect the effects of the PRB operations being reported as discontinued operations in the Consolidated Financial Statements. Refer to Note 4 for further information on discontinued operations.

We merged with Alpha Natural Resources Holdings, Inc. and ANR, Inc. on November 9, 2018. Upon the consummation of the transactions contemplated by a definitive merger agreement (the “Merger Agreement”), our common stock began trading on the New York Stock Exchange under the ticker “CTRA.” Refer to Note 3 for information on terms of the Merger Agreement. Previously, our shares traded on the OTC market under the ticker “CNTE.”

Operations and Properties

The following tables present a summary of our mining operations by reportable segment:

			Number & Type of Mines as of December 31, 2019
Reportable Segment	Location	Preparation Plants / Shipping Points as of December 31, 2019	Underground	Surface	Total
CAPP - Met	VA, WV	McClure, Toms Creek, Bandmill, Kepler, Kingston, Marfork, Power Mountain, Pax Loadout, Delbarton, Mammoth, Marmet	18	5	23
CAPP - Thermal	WV	Bandmill, Delbarton, Mammoth, Kingston, Marfork, Pax Loadout, Marmet	2	3	5
NAPP	PA	Cumberland, Labelle River & Rail Terminal	1	—	1

Reportable Segment	Coal Qualities	Transportation	2019 Production of Saleable Tons (in thousands) (1)
CAPP - Met	High-Vol. Met, Mid-Vol. Met, Low-Vol. Met	Truck, CSX Transportation, Norfolk Southern Railway Company, Barge	12,025
CAPP - Thermal	Thermal	Truck, CSX Transportation, Norfolk Southern Railway Company, Barge	4,647
NAPP	Thermal	Truck, CSX Transportation, Norfolk Southern Railway Company, Barge	6,596
			23,268
(1) Includes coal purchased from third-party producers that was processed at our preparation plants in 2019.

We consider Deep Mine 41, Road Fork 52, Black Eagle, and the Lynn Branch Project in CAPP - Met and Cumberland Mine in NAPP to be individually material mines. Road Fork 52 and the Lynn Branch are primarily reserve replacement mines, but they could provide incremental production of Low-Vol. and High-Vol. B+ met coal, respectively. The Black Eagle mine is a development project which is expected to increase production of Marfork High-Vol met coal.

CAPP - Met

Our CAPP - Met operations consist of high-quality met coal mines, including Deep Mine 41, Road Fork 52, Black Eagle, and Lynn Branch. The coal produced by CAPP - Met operations is predominantly met coal with some amounts of thermal coal being produced as a byproduct of mining. The following table provides a summary of our CAPP - Met coal qualities during the years ended December 31, 2019 and 2018:

	Year Ended December 31,
Coal Qualities	2019	2018
High-Vol. A	40.5%	40.9%
High-Vol. B	20.8%	16.9%
High-Vol. C	2.7%	0.1%
Mid-Vol.	21.1%	39.7%
Low-Vol.	13.9%	2.4%

During the years ended December 31, 2019 and 2018, we shipped 8.4 million tons and 9.6 million tons, respectively, of our coal production from our CAPP - Met operations internationally to customers in Europe, Asia and the Americas, with the remaining met coal production sold into the domestic market. See Item 2. Properties, Costs & Calculations, for the two-year historical average sales prices.
Deep Mine 41, associated with the McClure Prep Plant, is located in Dickenson County, Virginia on property subject to a lease dated April 1, 2003. Contura can automatically extend the lease until March 31, 2063. The McClure Plant is a 1,000 ton per hour plant that is located on owned property in Dickenson County, Virginia. It was built in 1979 and upgraded in 1998.

Road Fork 52 is located in Wyoming County, West Virginia on property subject to a lease dated August 25, 1997. After expiration of the initial 10-year term, the lease automatically extended for successive five-year periods. The current five-year period expires August 24, 2022 and shall be renewed for another five-year period unless a 90-day termination notice is provided by the lessee.

Black Eagle is located in Boone and Raleigh County, West Virginia near the community of Pettus. The reserve area is composed of five individual leases signed between 1929 and 2018 with various extension terms and periods. The majority of the reserve is located on a lease dated January 1, 1956 that expires on December 31, 2024. The earliest lease expiration date without renewal rights is December 21, 2022. It is customary to enter into new leases once the final extension period has expired.

The Lynn Branch Project is located in Logan County, West Virginia near the community of Rita. The project includes the development of the Lynn Branch #1 mine in the 2 Gas seam and the Upper Chilton Mine in the Upper Chilton seam, both deep mines. There are several leases dedicated to both mines with the primary reserves for the project controlled by a lease dated January 1, 1969, which currently expires on December 31, 2026. Contura can automatically extend the lease for three successive five-year terms until December 31, 2041. All other leases are in good standing with similar lease terms.

CAPP - Thermal

Our CAPP - Thermal operations consist of surface and underground thermal coal mines. The coal produced by CAPP - Thermal operations is predominantly thermal coal with some met coal byproduct. For the years ended December 31, 2019 and 2018, our CAPP - Thermal coal quality was composed of low sulfur, high BTU coal. During the years ended December 31, 2019 and 2018, we shipped 3.5 million tons and 0.6 million tons of our thermal coal production from our CAPP - Thermal operations domestically to utility and industrial customers.

NAPP

Our NAPP operations consist of the large-scale, high-quality Cumberland mine. Cumberland is located in Greene County, Pennsylvania and operates one highly efficient longwall supported by four continuous miner sections for longwall panel development. Our NAPP operations also include the idled Emerald mine complex, which is currently being used as an underground water treatment and holding facility, allowing Cumberland to realize significant cost savings on water management expenditures. We have been able to sell part of our Cumberland coal production (0.3 million tons and 0.7 million tons for the years ended December 31, 2019 and 2018, respectively) into the met coal market, achieving higher realized pricing than if sold as thermal coal. The coal produced by the Cumberland mine is from the Pittsburgh 8 seam, which is recognized for its high-BTU, low chlorine content and desirable ash fusion properties. This makes Cumberland coal ideal for boilers and, accordingly, most of the domestic customer base for this mine consists of base load, scrubbed coal-fired power plants. Additionally, NAPP offers transportation optionality through rail and barge through the Labelle River & Rail Terminal, allowing us to reach a broader customer base. We enter into long-term supply agreements, typically ranging from one to four years, to contract our thermal coal production in advance, thereby reducing the risks associated with our thermal coal portfolio in future years.
The Cumberland Mine is on property owned by our subsidiaries, as well as on property subject to a lease dated December 4, 1980 (the “Greene Manor Lease”). The current lease period ends on December 31, 2021, and we can extend the Greene Manor Lease for successive 10-year periods. The Cumberland Plant (associated with Cumberland Mine) is a 1,600 ton per hour plant located on owned property in Greene County, Pennsylvania. It was built in 1978 and upgraded in 1996.
The Labelle River & Rail Terminal is a multimodal materials handling facility offering river to rail shipping for the Cumberland mine with access to both CSX Transportation (“CSX”) and Norfolk Southern Railway Company (“NS”) rail carriers. The facility features 1,200 ton per hour unloading capacity, 400,000 ton stockpile capacity, and a 4,200 ton per hour batch weigh train loadout.
PRB
Our PRB operations formerly consisted of the Belle Ayr and Eagle Butte mines, located in Wyoming. On December 8, 2017, we sold these, along with related coal reserves, equipment, infrastructure and other real properties. Refer to Note 4 for further information on discontinued operations.
Financial Information About Reportable Segments and Geographic Areas
Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Notes 24 and 25 for financial information about reportable segments and geographic areas.
Mine Life
The following table provides a summary of mine life for our active mines by segment, as of December 31, 2019:

Reportable Segment	Location	Estimated Years
CAPP - Met (1)	Virginia, West Virginia	1 to 28
CAPP - Thermal	West Virginia	5 to 37
NAPP (2)	Pennsylvania	17
(1) Includes Deep Mine 41 with an estimated mine life of 18 years and Black Eagle with an estimated mine life of 28 years.
(2) Includes Cumberland with an estimated mine life of 17 years. Cumberland mine includes all of the Cumberland Reserve block and a portion of the Greene Manor Reserve block. The remaining portion of the Greene Manor Reserve block and the CNG and Consol Trade Area reserve blocks are located adjacent to the area included in the Cumberland mine life area.

Coal Mining Techniques
We use five different mining techniques to extract coal from the ground: longwall mining, room-and-pillar mining, truck-and-shovel mining, truck and front-end loader mining, contour mining and highwall mining. We do not use mountaintop removal mining and currently have no plans to do so in the future.

Longwall Mining

At our Cumberland mine, we utilize longwall mining techniques, which are the most productive underground mining methods used in the United States. Continuous miners are used to develop access to long rectangular blocks of coal which are then mined with longwall equipment, allowing controlled subsidence behind the advancing machinery. A hydraulic system supports the roof of the mine while a mechanical rotating drum advances through the coal. Chain conveyors then move the loosened coal to a standard underground mine conveyor system for transport to the surface. Longwall mining is highly productive and most effective for large blocks of medium to thick coal seams. High capital costs associated with longwall mining demand large, contiguous reserves. Ultimate seam recovery of in-place reserves using longwall mining is much higher than the room-and-pillar mining underground technique. All of the coal mined at our longwall mines is processed in preparation plants to remove rock and impurities before it becomes saleable clean coal.

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

Contour Mining

We use contour mining in our CAPP mines, which limits the overburden removal from above a coal seam or series of coal seams. In contour mining, surface mining machinery follows the contours of a coal seam or seams around a ridge, excavating the overburden and recovering the coal seam or seams as a “contour bench” around the ridge is created. This contour bench is then backfilled and graded in accordance with an approved reclamation plan. Highwall mining methods are used in connection with some Contour Mining operations. Depending on geology and market destination, coal mined by contour mining may need to be processed in preparation plants to remove rock and impurities before it becomes a saleable clean coal.

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

Marketing, Sales and Customer Contracts

We market coal produced at our operations and purchase and resell coal mined by others. We have coal supply commitments with a wide range of steel and coke manufacturers, electric utilities, and industrial customers. Our marketing efforts are centered on customer needs and requirements. By offering coal of various types and grades to provide specific qualities of heat content, sulfur and ash and other characteristics relevant to our customers, we are able to serve a global customer base. Through this global platform, our coals are shipped to customers on five continents. This diversity allows us to adjust to changing market conditions. Many of our larger customers are well-established steel manufacturers and public utilities.
Our coal volumes include coal produced and processed by us, our “captive coal,” as well as small volumes purchased from third-party producers to blend with our produced coal in order to meet customer specifications. These volumes are processed by us, meaning that we washed, crushed or blended the coal at one of our preparation plants or loading facilities prior to resale. Our coal volumes within our CAPP-Met operations also include met coal volumes purchased from domestic third-party producers and sold into international markets.
Our export shipments serviced customers through shipping ports in 22 and 23 countries during the years ended December 31, 2019 and 2018, respectively. Europe was our largest export market during these periods, with coal sales to

Europe accounting for approximately 36% and 40%, respectively, of export coal revenues and 20% and 33%, respectively, of coal revenues for the years ended December 31, 2019 and 2018. All of our sales are made in U.S. dollars. Refer to Note 25 for additional export coal revenue information.
Our metallurgical coal sales are typically made with customers with whom we have a long-term relationship. However, defined pricing and volume in our sales agreements tend to be short-term in nature. Domestic metallurgical customers typically enter into one-year agreements with a fixed price for the entire contract year. Any longer-term agreement would generally have a renegotiation of price every subsequent contract year. Export sales are generally made on an annual, quarterly, or spot cargo basis. Annual and quarterly agreements typically have market-indexed pricing that changes with the market monthly. Any export agreement with a term greater than one year would generally have a renegotiation of pricing terms for each subsequent contract year. Future volume for future years is generally contingent on both parties agreeing to a pricing mechanism to cover the contract year.

We enter into long-term contracts (typically ranging from one to four years) with our thermal coal customers. Terms of these agreements may address coal quality requirements, quantity parameters, flexibility and adjustment mechanisms, permitted sources of supply, treatment of environmental constraints, options to extend, force majeure, suspension, termination and assignment issues, the allocation between the parties of the cost of complying with future governmental regulations and many other matters.
Generally, our long-term thermal coal agreements contain committed volumes and fixed prices for a period or a certain number of periods pursuant to which thermal coal will be delivered under these agreements. After a fixed price period elapses, the long-term agreement may provide for a price negotiation/determination period prior to the commencement of the pending unpriced contract period. The price negotiations generally consider either then current market prices and/or relevant market indices. Provisions of this sort increase the difficulty of predicting the exact prices a coal supplier will receive for its coal during the course of the long-term agreement. During the years ended December 31, 2019 and 2018, approximately 70% and 75%, respectively, of our thermal coal sales volume were delivered pursuant to long-term contracts.
Distribution and Transportation
Coal consumed domestically is usually sold at the mine and transportation costs are normally borne by the purchaser. Export coal is usually sold at the loading port, with purchasers responsible for further transportation.
For our export sales, we negotiate transportation agreements with various providers, including railroads, trucks, barge lines, and terminal facilities to transport shipments to the relevant loading port. We coordinate with customers, mining facilities and transportation providers to establish shipping schedules that meet each customer’s needs. Our captive coal is loaded from our preparation plants, loadout facilities, and in certain cases directly from our mines. The coal we purchase is loaded in some cases directly from mines and preparation plants operated by third parties or from an export terminal. Virtually all of our coal is transported from the mine to our preparation plants by truck or belt conveyor systems. It is transported from preparation plants and loading facilities to the customer by means of railroads, trucks, barge lines, and lake-going and ocean-going vessels from terminal facilities. We depend upon rail, barge, trucking and other systems to deliver coal to markets. In the years ended 2019 and 2018, our produced coal was transported from the mines and to the customer primarily by rail, with the main rail carriers being CSX Transportation and Norfolk Southern Railway Company. Rail shipments constituted approximately 59% and 55% of total shipments of coal volume from our mines during the years ended 2019 and 2018, respectively. The balance was shipped from our preparation plants, loadout facilities or mines via truck or barge. Our export sales are primarily shipped to DTA and Pier 6 (Lamberts Point) shipping ports in the Hampton Roads area of Virginia. Contura may ship limited export quantities through other US ports when warranted by logistics and economics. In March 2017, we increased our stake in the DTA coal export terminal from 40.6% to 65.0%, which provides us with 14 million tons of export capacity.
Equipment
Our equipment, including underground and surface, is of varying age and in good operational condition. It is regularly maintained and serviced by a dedicated maintenance workforce and third-party suppliers, including scheduled preventive maintenance.
Procurement
Principal goods and services used in our business include mining equipment, replacement parts and materials such as explosives, diesel fuel, tires, conveyance structure, ventilation supplies, lubricants, steel, magnetite and other raw materials, maintenance and repair services, electricity, and roof control and support items. We rely on third-party suppliers to provide mining materials and equipment. Although there continues to be consolidation, which has resulted in a limited number of suppliers for certain types of equipment and supplies, we believe that adequate substitute suppliers are available. For further discussion of our sources and availability of materials, see Item 1A “Risk Factors–Risks Related to Our Operations–Decreased availability or increased costs of key equipment and materials, including certain items mandated by regulations, or of coal that we purchase from third parties, could affect our cost of production and decrease our profitability.”

We incur substantial expenses each year to procure goods and services in support of our respective business activities in addition to capital expenditures. We use suppliers for a significant portion of our equipment rebuilds and repairs, as well as construction and reclamation activities.
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
Competition
The coal industry is highly competitive, both in the U.S. and internationally. In the metallurgical coal market, of the approximately 68 million tons produced in the U.S. in 2019, Contura sold approximately 12.9 million tons, or 19%. A significant portion of U.S. metallurgical coal production is shipped internationally, where it competes directly with international sources of production. Approximately 66% of Contura’s metallurgical coal sold was shipped internationally in 2019.

In the thermal market, of the approximately 652 million tons produced in the U.S. in 2019, Contura sold approximately 10.8 million tons, or 2%. Only a small portion of overall U.S. thermal production is shipped internationally, but there is strong competition in the domestic market. Approximately 8% of Contura’s thermal coal sold was shipped internationally in 2019. We compete for U.S. sales with numerous coal producers in the Appalachian region and the Illinois basin, and in some cases with western coal producers. The key factors of this competition are delivered coal price, coal quality and characteristics, transportation costs from the mine to the customer and the reliability of supply. Competition from coal with lower production costs shipped from other coal basins has resulted in increased competition for coal sales in the Appalachian region.

Demand for met coal and the prices that we are able to obtain for it depend to a large extent on the demand and price for steel in the U.S. and internationally. This demand is influenced by factors beyond our control, including overall economic activity and the availability and relative cost of substitute materials. In the export met coal market, we compete with producers from Australia and Canada and with other international producers on many of the same factors as in the U.S. market. Competition in the export market is also affected by fluctuations in relative foreign exchange rates and costs of inland and ocean transportation, among other factors.

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

Employees

As of December 31, 2019, we had approximately 4,360 employees, with the United Mine Workers of America (“UMWA”) representing approximately 15% of these employees. Certain of our subsidiaries have wage agreements with the UMWA that are subject to termination by either the employer or the UMWA, without cause, on July 31, 2020. Relations with organized labor are important to our success, and we believe that we have good relations with our employees.

Legal Proceedings

We could become party to legal proceedings from time to time. These proceedings, as well as governmental examinations, could involve various business units and a variety of claims, including, but not limited to, contract disputes, personal injury claims, property damage claims (including those resulting from blasting, subsidence, trucking and flooding), environmental and safety issues, and employment matters. While some legal matters may specify the damages claimed by the plaintiffs, many seek an unquantified amount of damages. Even when the amount of damages claimed against us or our subsidiaries is stated, (i) the claimed amount may be exaggerated or unsupported; (ii) the claim may be based on a novel legal theory or involve a large number of parties; (iii) there may be uncertainty as to the likelihood of a class being certified or the ultimate size of the class; (iv) there may be uncertainty as to the outcome of pending appeals or motions; and/or (v) there may be significant factual issues to be resolved. As a result, if such legal matters arise in the future we may be unable to estimate a range of possible loss for matters that have not yet progressed sufficiently through discovery and development of important factual information and legal issues. We record accruals based on an estimate of the ultimate outcome of these matters, but these estimates can be difficult to determine and involve significant judgment.

ENVIRONMENTAL AND OTHER REGULATORY MATTERS
Federal, state and local authorities regulate the U.S. coal mining industry and the industries it serves with respect to matters such as employee health and safety, permitting and licensing requirements, air quality standards, water quality, plant and wildlife protection, the reclamation of mining properties after mining has been completed, the discharge of materials into the environment, surface subsidence from underground mining, and the effects of mining on groundwater quality and availability. These laws and regulations, which are extensive, subject to change, and have tended to become stricter over time, have had, and will continue to have, a significant effect on our production costs and our competitive position relative to certain other sources of electricity generation. Future legislation, regulations or orders, as well as future interpretations and more rigorous enforcement of existing laws, regulations or orders, may require substantial increases in equipment and operating costs to us and delays, interruptions, or a termination of operations, the extent of which we cannot predict. We intend to continue to comply with these regulatory requirements as they evolve by timely implementing necessary modifications to facilities or operating procedures. Future legislation, regulations, orders or regional or international arrangements, agreements or treaties, as well as efforts by private organizations, including those relating to global climate change, may continue to cause coal to become more heavily regulated.
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
As of December 31, 2019, we had accrued $224.7 million for reclamation liabilities and mine closures, including $40.6 million of current liabilities.
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
Permitting requirements also require, under certain circumstances, that we obtain surface owner consent if the surface estate has been severed from the mineral estate. This requires us to negotiate with third parties for surface rights that overlay coal we control or intend to control. These negotiations can be costly and time-consuming, lasting years in some instances, which can create additional delays in the permitting process. If we cannot successfully negotiate for surface rights, we could be denied a permit to mine coal we already control.
On October 4, 2019, the Bankruptcy Court entered an order approving the sale by Blackjewel of the Belle Ayr and Eagle Butte mines located in the PRB (the “Western Assets”) to Eagle Specialty Materials (“ESM”), an affiliate of FM Coal, LLC (“FM Coal”). The closing of the ESM acquisition (the “ESM Transaction”) occurred on October 18, 2019. We were the former owner of the Western Assets, having sold them to Blackjewel in December 2017 (the “2017 Blackjewel Sale”). As the mine permit transfer process relating to our sale of the Western Assets to Blackjewel had not been completed prior to Blackjewel’s and certain of its affiliates’ filing petitions for relief under chapter 11 of title 11 of the U.S. Code (the “Bankruptcy Code”), we remained the permitholder in good standing for both mines. In connection with ESM’s acquisition of the Western Assets from

Blackjewel, on October 18, 2019, we and ESM finalized an agreement that provided, among other items, for the eventual transfer of the Western Asset permits from us to ESM and replacement by ESM of our surety bonds associated with these properties. ESM is expected to operate the mines during the permit transfer process and has agreed to use commercially reasonable efforts to cause the permits to be transferred as promptly as possible. We are closely monitoring the permit transfer process for the Western Assets.

Surface Mining Control and Reclamation Act

SMCRA, which is administered by the Office of Surface Mining Reclamation and Enforcement (“OSM”), establishes mining, environmental protection, reclamation, and closure standards for all aspects of surface mining as well as many aspects of underground mining that effect surface expressions. Mine operators must obtain SMCRA permits and permit renewals from the OSM or from the applicable state agency if the state agency has obtained primary control of administration and enforcement of the SMCRA program, or primacy. A state agency may obtain primacy if OSM concludes that the state regulatory agency’s mining regulatory program is no less stringent than the federal mining program under SMCRA. States where we have active mining operations have achieved primacy and issue permits in lieu of OSM. OSM maintains oversight of how the states administer their programs.
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
The mining permit application process is initiated by collecting baseline data to adequately characterize the pre-mine environmental condition of the permit area. This work includes, but is not limited to, surveys of cultural and historical resources, soils, vegetation, wildlife, assessment of surface and ground water hydrology, climatology, and wetlands. In conducting this work, we collect geologic data to define and model the soil and rock structures associated with the coal that we will mine. We develop mining and reclamation plans by utilizing this geologic data and incorporating elements of the environmental data. The mining and reclamation plan incorporates the provisions of SMCRA, the state programs, and the complementary environmental programs that affect coal mining. Also included in the permit application are documents defining ownership and agreements pertaining to coal, minerals, oil and gas, water rights, rights of way and surface land, and documents required of the OSM’s Applicant Violator System (“AVS”), including the mining and compliance history of officers, directors and principal owners of the entity.
Regulations under SMCRA and its state analogues provide that a mining permit or modification can, under certain circumstances, be delayed, refused or revoked if we or any entity that owns or controls us or is under common ownership or control with us have unabated permit violations or have been the subject of permit or reclamation bond revocation or suspension. These regulations define certain relationships, such as owning over 50% of stock in an entity or having the authority to determine the manner in which the entity conducts mining operations, as constituting ownership and control. Certain other relationships are presumed to constitute ownership or control, including being an officer or director of an entity or owning between 10% and 50% of the mining operator. This presumption, in some cases, can be rebutted where the person or entity can demonstrate that it in fact does not or did not have authority directly or indirectly to determine the manner in which the relevant coal mining operation is conducted. Thus, past or ongoing violations of federal and state mining laws by us or by coal mining operations owned or controlled by our significant stockholders, directors or officers or certain other third-party affiliates could provide a basis to revoke existing permits and to deny the issuance of additional permits or modifications or amendments of existing permits. This is known as being “permit-blocked.” In recent years, the permitting required for coal mining has been the subject of increasingly stringent regulatory and administrative requirements and extensive litigation by environmental groups.
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
The Abandoned Mine Land Fund, which is part of SMCRA, requires a fee on all coal produced. The proceeds are used to reclaim mine lands closed or abandoned prior to SMCRA’s adoption in 1977. The current fee is $0.28 per ton on surface-mined coal and $0.12 per ton on deep-mined coal. For the years ended December 31, 2019 and 2018, we recorded $3.3 million and $1.6 million, respectively, of expense related to these fees.

While SMCRA is a comprehensive statute, SMCRA does not supersede the need for compliance with other major environmental statutes, including the Endangered Species Act; Clean Air Act; Clean Water Act; Resource Conservation and Recovery Act (“RCRA”) and Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”).
Surety Bonds
Federal and state laws require us to obtain surety bonds or other approved forms of security to cover the costs of certain long-term obligations, including mine closure or reclamation costs under SMCRA, federal and state workers’ compensation costs, coal leases and other miscellaneous obligations. As of December 31, 2019 and 2018, our posted third-party surety bond amount in all states where we operate was approximately $343.5 million and $344.1 million, excluding portions attributable to discontinued operations, respectively, which was used to primarily secure the performance of our reclamation and lease obligations.
Posting of a bond or other security with respect to the performance of reclamation obligations is a condition to the issuance of a permit under SMCRA. Under the terms of agreements we and Alpha entered into in connection with the Alpha Restructuring, we and Alpha were required to replace Alpha’s self-bonds with surety bonds, collateralized bonds, or other financial assurance mechanisms, over time and under applicable regulations. Self-bonding may not be available to us as a means to comply with our reclamation bonding obligations for the foreseeable future. In August 2016, OSM announced its decision to pursue a rulemaking to evaluate self-bonding for coal mines, including eligibility standards. OSM has not yet issued a proposed rule to address this issue.
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

However, our operations could be affected if the attainment status of the areas in which we operate changes in the future.
A suit by industry challenging the EPA’s 2015 Ozone NAAQS (Murray Energy Corp. v. EPA) is currently pending in the D.C. Circuit. In April 2017, the D.C. Circuit Court granted EPA’s motion to indefinitely delay any decision on the challenges pending the EPA’s possible reconsideration of the rule. In July 2018, the D.C. Circuit Court returned the matter to its active docket and in August 2018, the EPA indicated to the court that it would not be revising the 2015 standards at this time. In August 2019, the D.C. Circuit upheld the rule with the exception of the secondary NAAQS standards addressing protection of animals, crops and vegetation, which were sent back to the EPA for further consideration. The EPA indicated that it would decide by December 2020 whether to maintain the 2015 ozone limits or to tighten them.

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

In September 2016, the EPA finalized an update to the CSAPR ozone season program by issuing the Final CSAPR Update. The Final CSAPR Update rule is the subject of a pending legal challenge in the D.C. Circuit by five states. In September 2019, the D.C. Circuit concluded that the rule was valid in certain respects but that it failed to ensure that pollution from upwind states would not prevent downwind states from meeting air quality standards in a timely manner. The court directed the EPA to revise the rule to address this failure. For states to meet their requirements under CSAPR, a number of coal-fired electric generating units will likely need to be retired, rather than retrofitted with the necessary emission control technologies, reducing demand for thermal coal.

•
Mercury and Hazardous Air Pollutants. In February 2012, the EPA formally adopted a rule to regulate emissions of mercury and other metals, fine particulates, and acid gases such as hydrogen chloride from coal- and oil-fired power plants, referred to as “MATS.” In March 2013, the EPA finalized reconsideration of the MATS rule as it pertains to new power plants, principally adjusting emissions limits for new coal-fired units to levels considered attainable by existing control technologies. In subsequent litigation, the U.S. Supreme Court struck down the MATS rule based on the EPA’s failure to take costs into consideration. The D.C. Circuit allowed the current rule to stay in place until the EPA issued a new finding. In April 2016, the EPA issued a final finding that it is appropriate and necessary to set standards for emissions of air toxics from coal- and oil-fired power plants. However, in April 2017, the EPA indicated in a court filing that it may reconsider this finding, and on April 27, 2017, the D.C. Circuit stayed the litigation. In August 2018, the EPA stated that it plans on sending a draft proposal to the White House questioning the EPA’s earlier finding and intends to reevaluate the MATS rule itself.

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
Litigation seeking to force the EPA to list coal mines as a category of air pollution sources that endanger public health or welfare under Section 111 of the CAA and establish standards to reduce emissions from sources of methane and other emissions related to coal mines was dismissed by the D.C. Circuit in May 2014. In that case, the Court denied a rulemaking petition citing agency discretion and budgetary restrictions, and ruled that the EPA has reasonable discretion to carry out its delegated responsibilities, which include determining the timing and relative priority of its regulatory agenda. In July 2014, the D.C. Circuit denied a petition seeking a rehearing of the case en banc. Litigation regarding these issues may continue and could result in the need for additional air pollution controls for coal-fired units and our operations.
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
On August 3, 2015, the EPA released a final rule establishing New Source Performance Standards (“NSPS”) for emissions of carbon dioxide for new, modified and reconstructed fossil fuel-fired electric generating units (“Power Plant NSPS”). The final rule requires that newly constructed fossil fuel-fired steam generating units achieve an emission standard for carbon dioxide of 1,400 lb CO2/MWh-gross. The standard is based on the performance of a supercritical pulverized coal boiler implementing partial carbon capture and storage (“CCS”). Modified and reconstructed fossil fuel fired steam generating units must implement the most efficient generation achievable through a combination of best operating practices and equipment upgrades, to meet an emission standard consistent with best historical performance.

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

On March 28, 2017, President Trump signed the March 2017 Executive Order, which directed the EPA to review and, if appropriate, suspend, revise or rescind, (among other things) the Power Plant NSPS as necessary to ensure consistency with the goals of energy independence, economic growth and cost-effective environmental regulation. In response to the March 2017 Executive Order, in December 2018, EPA proposed to revise the Power Plant NSPS. Among other things, the EPA proposed an emission standard for newly constructed coal-fired units that would require the most efficient demonstrated steam cycle (i.e., supercritical steam conditions for large EGUs and best available subcritical steam conditions for small EGUs) in combination with the best operating practices, instead of CCS. The outcome of this rulemaking is uncertain and likely to be subject to extensive notice and comment and litigation.

In August 2015, the EPA issued the Clean Power Plan (“CPP”), a final rule that establishes carbon pollution standards for existing power plants, called CO2 emission performance rates. The EPA expected each state to develop implementation plans for power plants in its state to meet the individual state targets established in the CPP. The CPP was immediately subject to legal challenges and was stayed before it was implemented. In addition, in response to the March 2017 Executive Order, which also directed EPA review the CPP for possible repeal and replacement, on July 8, 2019, the EPA, published the ACE Rule, a replacement of the CPP. In contrast to the CPP, which called for the shifting of electricity generation away from coal-fired sources toward natural gas and renewables, the ACE Rule focuses on reducing GHG emissions from existing coal-fired plants by requiring states to mandate the implementation of a range of technologies at power plants designed to improve their heat rate (i.e., decrease the amount of fuel necessary to generate the same amount of electricity). The ACE Rule is the subject of legal challenges, the outcome of which is uncertain. More stringent standards for carbon dioxide emissions as a result of these rulemakings could further reduce demand for coal, and our business would be adversely impacted.

The United States Congress has, from time to time, considered legislation to reduce GHG emissions, such as a resolution referred to as the Green New Deal, which was introduced in the U.S. House of Representatives in February 2019. To date, Congress has not passed a bill specifically addressing GHG regulation. In addition, various states and regions have adopted initiatives to reduce, and in some cases phase out, GHG emissions and certain governmental bodies, including the states of Virginia and California, have considered or are considering the imposition of fees or taxes based on the emission of GHGs by certain facilities. A number of states have enacted legislative mandates requiring electricity suppliers to use renewable energy sources to generate a certain percentage of power. For example, on September 10, 2018, California adopted a law that requires all electricity consumed by the state to be generated from renewable sources such as solar, wind and hydropower by 2045.

In addition, certain banks and other financing sources have taken actions to limit available financing for the development of new coal-fueled power plants, which also may adversely affect the future global demand for coal. Further, there have been recent efforts by members of the general financial and investment communities, such as investment advisors, sovereign wealth funds, public pension funds, universities and other groups, to divest themselves and to promote the divestment of securities issued by companies involved in the fossil fuel extraction market, such as coal producers. Those entities also have been pressuring lenders to limit financing available to such companies. These efforts may adversely affect the market for our securities and our ability to access capital and financial markets in the future.

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

Clean Water Act

The CWA and corresponding state and local laws and regulations affect coal mining operations by restricting the discharge of pollutants, including dredged or fill materials, into waters of the United States. The CWA provisions and associated state and federal regulations are complex and subject to amendments, legal challenges and changes in implementation. Legislation that seeks to clarify the scope of CWA jurisdiction has also been considered by Congress. Recent court decisions, regulatory actions and proposed legislation have created uncertainty over CWA jurisdiction and permitting requirements.

CWA requirements that may directly or indirectly affect our operations include the following:

Wastewater Discharge

Prior to discharging any pollutants into waters of the United States, coal mining companies must obtain a National Pollutant Discharge Elimination System (“NPDES”) permit from the appropriate state or federal permitting authority. Section 402 of the CWA creates a process for establishing effluent limitations for discharges to streams that are protective of water quality standards through the NPDES program, and corresponding programs implemented by state regulatory agencies. Regular monitoring, reporting and compliance with performance standards are preconditions for the issuance and renewal of NPDES permits that govern discharges into waters of the United States. Failure to comply with the CWA or NPDES permits can lead to the imposition of significant penalties, litigation, compliance costs and delays in coal production. Furthermore, the imposition of future restrictions on the discharge of certain pollutants into waters of the United States could increase the difficulty of obtaining and complying with NPDES permits, which could impose additional time and cost burdens on our operations. For instance, waters that states have designated as impaired (i.e., as not meeting present water quality standards) are subject to Total Maximum Daily Load regulations, which may lead to the adoption of more stringent discharge standards for our coal mines and could require more costly treatment.

In addition, when water quality in a receiving stream is of high quality, states are required to conduct an anti-degradation review before approving discharge permits. Anti-degradation policies may increase the cost, time and difficulty associated with obtaining and complying with NPDES permits and may also require more costly treatment.

On March 5, 2014, the EPA, the U.S. Department of Justice (“DOJ”), West Virginia Department of Environmental Protection, the Pennsylvania Department of Environmental Protection and the Kentucky Energy and Environment Cabinet filed a Complaint against Alpha and its permit holding subsidiaries in Kentucky, Pennsylvania, Tennessee, Virginia and West Virginia alleging that Alpha’s mining affiliates in those states and in Tennessee and Virginia exceeded certain water discharge permit limits during the period of 2006 to 2013 and simultaneously entered into a Consent Decree with Alpha resolving their claims. The Consent Decree was entered by the Southern District of West Virginia on November 26, 2014 and amended on June 12, 2016 and again on February 28, 2018 (the “Alpha Consent Decree”). As part of the Alpha Consent Decree, Alpha agreed to implement an integrated environmental management system and an expanded auditing/reporting protocol, install selenium and osmotic pressure treatment facilities at specific locations, and certain other measures. The Alpha Consent Decree required Alpha to pay $27.5 million in civil penalties, to be divided among the federal government and state agencies. All required water treatment systems have been constructed, the environmental management system has been implemented, and the other terms and conditions of the Alpha Consent Decree have been substantially satisfied. We remain subject to the Alpha Consent Decree and pay stipulated penalties to the U.S. government and the state of West Virginia when water discharge permit limitations are exceeded. We have been and are currently in material compliance with our obligations under the Alpha Consent Decree. Discussions continue with the EPA and DOJ to terminate the Alpha Consent Decree based upon satisfactory compliance, with partial termination having been granted by EPA on February 25, 2020.

Dredge and Fill Permits

Many mining activities, including the development of settling ponds and the construction of certain sediment control structures, valley fills and surface impoundments, require permits from the U.S. Army Corps of Engineers (“COE”) under Section 404 of the CWA. Generally speaking, these Section 404 permits allow the placement of dredge and fill materials into navigable waters of the United States, including wetlands, streams, and other regulated areas. The COE has issued general “nationwide” permits for specific categories of activities that are similar in nature and that are determined to have minimal adverse effects on the environment. Permits issued pursuant to Nationwide Permits 5, 21, 49 and 50 generally authorize the disposal of dredged or fill material from surface coal mining activities into waters of the United States, subject to certain restrictions. Nationwide Permits are typically reissued for a five-year period and require appropriate mitigation, and permit holders must receive explicit authorization from the COE before proceeding with proposed mining activities. The COE reauthorized use of nationwide permits for surface and underground coal mines in January 2017. Expansion of our mining operations into new areas may trigger the need for individual COE approvals, which could be more costly and take more time to obtain.

In January 2020, the EPA and the U.S. Army Corps of Engineers (the “USACE”) issued a final rule that attempts to clarify the Clean Water Act's (“CWA”) jurisdictional reach over waters of the United States, referred to as the Navigable Waters Protection Rule. The rule replaces a rule issued in June 2015 by the previous presidential administration, the Clean Water Rule. The Clean Water Rule was the subject of extensive legal challenges, injunctions and administrative action, and was formally repealed in December 2019. The Navigable Waters Protection Rule is designed to fulfill a February 2017 executive order calling on the EPA and the USACE to develop a rule consistent with Justice Antonin Scalia's plurality opinion in the 2006 Supreme Court decision, Rapanos v. United States, that CWA jurisdiction attaches only to “navigable waters” and other waters with a relatively permanent flow, such as rivers or lakes. The Navigable Waters Protection Rule narrows the jurisdiction of the CWA relative to Clean Water Rule by, among other things, excluding from the scope of the definition of “waters of the United States” certain ephemeral streams and wetlands not adjacent to jurisdictional water bodies. The Navigable Water Protection Rule is likely to be the subject of legal challenges and its ultimate impact on our operations is uncertain.

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

Effluent Guidelines

On November 3, 2015, the EPA published the final rule for Effluent Limitations Guidelines and Standards (“ELGS”), revising the regulations for the Steam Electric Power Generating category, which became effective on January 4, 2016. It establishes the first federal limits on the levels of arsenic, mercury, selenium and nitrate-nitrites in flue gas desulfurization that can be discharged as wastewater from power plants, based on technology improvements over the last three decades. On April 25, 2017, the EPA stayed the implementation of the rule indefinitely to allow for reconsideration. This stay is the subject of legal challenges. On November 22, 2019, the EPA published a proposed rule to modify the ELGS. The comment period ended on January 21, 2020.

Endangered Species Act

The ESA and counterpart state legislation protect species threatened with possible extinction. Protection of threatened and endangered species may have the effect of prohibiting or delaying us from obtaining mining permits and mine plan modifications and approvals, and may include restrictions on timber harvesting, road building and other mining activities in areas containing the affected species or their habitats. We may also need to obtain additional permits or approvals if the incidental take of these species in the course of otherwise lawful activity may occur, which could take more time, be more costly and have adverse effects on operations. A number of species indigenous to properties we control or surrounding areas are protected under the ESA including the Guyandotte River Crayfish and the Big Sandy River Crayfish. On January 28, 2020 the U.S. Fish & Wildlife Service officially published the draft critical habitat designation for the Guyandotte River Crayfish and the Big Sandy River Crayfish in the Federal Register, starting the public comment period on the draft designations. Certain other sensitive species that are not currently protected by the ESA may also require protection and mitigation efforts consistent with federal and state requirements. ESA regulatory review is currently underway at the U.S. Fish and Wildlife Agency (“FWS”) and on July 25, 2018 the FWS issued proposed regulatory amendments that are considered to be favorable to our industry.

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

Comprehensive Environmental Response, Compensation and Liability Act

CERCLA and similar state laws affect coal mining operations by, among other things, imposing cleanup requirements for threatened or actual releases of hazardous substances into the environment. Under CERCLA and similar state laws, joint and several liability may be imposed on hazardous substance generators, site owners, transporters, lessees and others regardless of fault or the legality of the original disposal activity. Although the EPA currently excludes most wastes generated by coal mining and processing operations from the primary hazardous waste laws. The disposal, release or spilling of some products used by coal companies in operations, such as chemicals, could trigger the liability provisions of CERCLA or similar state laws. Thus, we may be subject to liability under CERCLA and similar state laws for our current or former owned, leased or operated coal mines and property or those of our predecessors. We may be liable under CERCLA or similar state laws for the cleanup of hazardous substance contamination and natural resource damages at sites where we control surface rights. These liabilities could be significant and materially and adversely affect our financial results and liquidity.

Use of Explosives. Our surface mining operations are subject to numerous regulations relating to blasting activities. Pursuant to these regulations, we incur costs to design and implement blast schedules and to conduct pre-blast surveys and blast monitoring. In addition, the storage of explosives is subject to regulatory requirements. For example, pursuant to a rule issued by the U.S. Department of Homeland Security (“DHS”) in 2007, facilities in possession of chemicals of interest (including ammonium nitrate at certain threshold levels) are required to complete a screening review. In 2011, the DHS published proposed regulations of ammonium nitrate under the Ammonium Nitrate Security Rule. Many of the requirements of the proposed regulations would be duplicative of those in place under the Bureau of Alcohol, Tobacco, Firearms and Explosives, including registration and background checks, and DHS has moved its 2011 rulemaking to a non-active status because the approach proposed was unlikely to deliver appreciable security benefits. Additional requirements may include tracking and verifications for each transaction related to ammonium nitrate. The outcome of these rulemakings could materially adversely affect our cost or ability to conduct our mining operations.

Other Environmental Laws

We are required to comply with numerous other federal, state and local environmental laws and regulations in addition to those previously discussed. These additional laws include, for example, the Safe Drinking Water Act, the Toxic Substances Control Act and transportation laws adopted to ensure the appropriate transportation of our coal both nationally and internationally. Laws, regulations, and treaties of other countries may also adversely impact our export sales by reducing demand for our coal as a source of power generation in those countries.

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

In 2006, in response to underground mine accidents, Congress enacted the Mine Improvement and New Emergency Response Act (the “MINER Act”). The MINER Act significantly amended the Mine Act, requiring, among other items, improvements in mine safety practices, increasing criminal penalties and establishing a maximum civil penalty for non-compliance, and expanding the scope of federal oversight, inspection and enforcement activities. Since passage of the MINER Act enforcement scrutiny has increased, including more inspection hours at mine sites, increased numbers of inspections and increased issuance of the number and severity of enforcement actions and related penalties. Various states also have enacted their own new laws and regulations addressing many of these same subjects. The U.S. Mine Safety and Health Administration (“MSHA”) continues to interpret and implement various provisions of the MINER Act, along with introducing new proposed regulations and standards. For example, the second phase of MSHA’s respirable coal mine dust rule went into effect in February 2016 and requires increased sampling frequency and the use of continuous personal dust monitors. In August 2016, the third and final phase of the rule became effective, reducing the overall respirable dust standard in coal mines from 2.0 to 1.5 milligrams per cubic meter of air. Our compliance with these or any other new mine health and safety regulations could increase our mining costs. If we were found to be in violation of these regulations we could face penalties or restrictions that may materially and adversely affect our operations, financial results and liquidity. Under the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981, each coal mine operator must secure payment of federal black lung benefits to claimants who are current and former employees and to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to July 1, 1973. Effective January 1, 2019, the trust fund was funded by an excise tax on production of up to $0.50 per ton for deep-mined coal and up to $0.25 per ton for surface-mined coal, neither amount to exceed 2% of the gross sales price. Effective January 1, 2020, the trust fund is funded by an excise tax on coal sold of up to $1.10 per ton for deep-mined coal and up to $0.55 per ton for surface-mined coal, neither amount to exceed 4.4% of the gross sales price. Absent further legislation, beginning in 2021, the trust fund will be funded by an excise tax on coal sold of up to $0.50 per ton for deep-mined coal and up to $0.25 per ton for surface-mined coal, neither amount to exceed 2% of the gross sales price. The excise tax does not apply to coal shipped outside the United States. For the years ended December 31, 2019 and 2018, we recorded $5.8 million and $6.4 million, respectively, of expense related to this excise tax.

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
Alpha Restructuring. On August 3, 2015, Alpha Natural Resources, Inc. (“Predecessor Alpha”) and each of its wholly owned domestic subsidiaries other than ANR Second Receivables Funding LLC (collectively, the “Alpha Debtors”) filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”). The Bankruptcy Court approved the Alpha Debtors’ Plan of Reorganization on July 7, 2016. On July 26, 2016, a consortium of former creditors of the Alpha Debtors acquired Contura common stock in exchange for a partial release of their creditor claims pursuant to the Alpha Debtors’ bankruptcy settlement. The Alpha Debtors, collectively, were a coal producer with operations in Central Appalachia, Northern Appalachia, and the PRB.

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

Back-to-Back Coal Supply Agreements. In connection with the 2017 Blackjewel Sale, Blackjewel and the Company entered into agreements (the “Original Back-to-Back Coal Supply Agreements”) under which Blackjewel agreed to supply, deliver and sell to us, and we agreed to accept, purchase and pay for, all coal that we are obligated to supply, deliver and sell under the Company’s PRB coal supply agreements existing as of the 2017 Blackjewel Sale closing date that did not transfer to Blackjewel on that date. The Original Back-to-Back Coal Supply Agreements were not assumed in connection with the ESM Transaction (refer to Note 4). Instead, the Company entered into new back-to-back coal supply agreements with Bluegrass Commodities LP, the sales and marketing agent for ESM, whereby the Company agreed to purchase and pay for, all coal that the Company is obligated to supply, deliver and sell under the Company’s PRB coal supply agreements that were still in effect as of the closing date of the ESM Transaction.

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

Contura or Company. Contura Energy, Inc.

ESG. Environmental, social and governance sustainability criteria.

Longwall mining. The most productive underground mining method in the United States. A rotating drum is advanced mechanically across the face of coal, and a hydraulic system supports the roof of the mine while the drum advances through the coal. Chain conveyors then move the loosened coal to a standard underground mine conveyor system for delivery to the surface.

Metallurgical coal. The various grades of coal suitable for carbonization to make coke for steel manufacture. Also known as “met” coal, its quality depends on four important criteria: volatility, which affects coke yield; the level of impurities, including sulfur and ash, which affect coke quality; composition, which affects coke strength; and basic characteristics, which affect coke oven safety. Met coal typically has a particularly high BTU but low ash and sulfur content.

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

Reclamation. The process of restoring land and the environment to their original state following mining activities. The process commonly includes “recontouring” or reshaping the land to its approximate original appearance, restoring topsoil and planting native grass and ground covers. Reclamation operations are usually under way before the mining of a particular site is completed. Reclamation is closely regulated by both state and federal law.

Recoverable reserves. Metric tons of mineable coal that can be extracted and marketed after deduction for coal to be left behind within the seam (i.e., pillars left to hold up the ceiling, coal not economical to recover within the mine) and adjusted for reasonable preparation and handling losses.

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

Risks Relating to Our Industry and the Global Economy

Sustained low coal prices, or further declines in coal prices, would adversely affect revenues, operating results, cash flows, financial condition, stock price and the value of our coal reserves.

Our results of operations are substantially dependent upon the prices we receive for our coal. Those prices depend upon factors beyond our control (some of which are described in more detail in other risk factors below), including:

•	the demand for domestic and foreign coal and coke, which depends significantly on the demand for electricity and steel;

•	the price and availability of natural gas, other alternative fuels and alternative steel production technologies;

•	domestic and foreign economic conditions, including economic downturns and the strength of the global and U.S. economies;

•	the consumption pattern of industrial customers, electricity generators and residential users;

•	the legal, regulatory and tax environment for our industry and those of our customers;

•	adverse weather, climactic or other natural conditions, natural disasters and pandemics (such as the COVID-19 virus);

•	the quantity, quality and pricing of coal available in the resale market;

•	the effects of worldwide energy conservation or emissions measures;

•	competition from other suppliers of coal and other energy sources; and

•	the proximity to and availability, reliability and cost of transportation and port facilities.

Continued low coal prices, or further declines in coal prices, in the U.S. and other countries may materially adversely affect our operating results and cash flows, as well as the value of our coal reserves and may cause the number of risks that we face to increase in likelihood, magnitude and duration.

Sustained low demand for metallurgical coal (or “met coal”), or further declines in demand, by U.S. and foreign steel producers, including negative effects resulting from the imposition of tariffs, could reduce the price of our met coal, which would reduce our revenues.

Contura produces met coal that is sold directly to both U.S. and foreign steel industry customers and indirectly to foreign steel industry customers through U.S.-based companies. Met coal accounted for approximately 76.6% of our coal revenues for the year ended December 31, 2019. Any deterioration in conditions in the U.S. or foreign steel industries, including the demand for steel and the continued financial viability of the industry, could reduce the demand for our met coal and could impact the collectability of our accounts receivable from U.S. or foreign steel industry customers.

The demand for foreign-produced steel both in foreign markets and in the U.S. market also depends on factors such as tariff rates on steel. On March 8, 2018, President Trump signed proclamations imposing a 25% tariff on imports of steel mill products and a 10% tariff on imports of wrought and unwrought aluminum. Contura’s export customers include foreign steel producers who may be affected by the tariffs to the extent their production is imported into the U.S. Conversely, demand for met coal from our domestic customers may increase. Retaliatory tariffs by foreign nations have already limited international trade and may adversely impact global economic conditions.

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

Continuing low demand for thermal coal, or further declines in demand, by North American electric power generators could reduce the price of our thermal coal, which would reduce our revenues.

Thermal coal accounted for approximately 23.4% of our coal revenues for the year ended December 31, 2019. The majority of our sales of thermal coal were to U.S. electric power generators. The North American demand for thermal coal is affected primarily by:

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

Our ability to obtain financing and other services, and the form and degree of these services available to us, may be significantly limited by the lending, investment and similar policies of financial institutions and insurance companies regarding carbon energy producers and the environmental impacts of coal combustion.

Certain financial institutions, including banks and insurance companies, have adopted policies that prevent or limit these institutions from providing financing, insurance and other services to entities that produce, generate power from or use fossil fuels. These policies, and others that may be adopted in the future, may limit our ability to obtain financing, insurance and other services and may have similar effects upon our customers, which may in turn reduce future global demand for coal. Further, some investors and investment advisors support divestiture of securities issued by companies, such as us, involved in the fossil fuel extraction market. These developments may negatively affect the market for our securities, our access to capital and financial markets and our ability to obtain insurance in the future, which may in turn have significant negative effects upon our business, financial condition and results of operations.

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

Potential changes to international trade agreements, trade concessions, foreign currency fluctuations or other political and economic arrangements may benefit coal producers operating in countries other than the United States. Additionally, North American steel producers face competition from foreign steel producers, which could adversely impact the financial condition and business of our customers. We cannot provide assurance that we will be able to compete on the basis of price or other factors with companies that in the future may benefit from favorable foreign trade policies or other arrangements. Coal is sold internationally in U.S. dollars and, as a result, general economic conditions in foreign markets and changes in foreign currency exchange rates may provide our foreign competitors with a competitive advantage. If our competitors’ currencies decline against the U.S. dollar or against our foreign customers’ local currencies, those competitors may be able to offer lower prices for coal to customers. Furthermore, if the currencies of our overseas customers were to significantly decline in value in comparison to the U.S. dollar, those customers may seek decreased prices for the coal we sell to them. Consequently, currency fluctuations could adversely affect the competitiveness of our coal in international markets, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. See “Business-Competition.” Similarly, currency fluctuations could adversely affect demand for U.S. steel.

Lower demand for U.S. coal exports would reduce our foreign sales, could negatively impact our revenues and could result in downward pressure on domestic coal prices.

Coal export revenues accounted for approximately 54.7% of our coal revenues for the year ended December 31, 2019. In addition to the factors described above, demand for and viability of U.S. coal exports is dependent upon a number of factors outside of our control, including ocean freight rates and port and shipping capacity.

In addition, trade conflicts between the United States and other nations that result in the imposition of barriers to trade, such as import tariffs, could materially and adversely affect the international demand and pricing for our coal. The current presidential administration has taken actions, including imposing tariffs on certain goods imported into the U.S., that have resulted in other nations adopting retaliatory measures such as the imposition of tariffs upon goods imported from the U.S. into those nations. China and Turkey, for example, have imposed tariffs upon the importing of coal from the U.S. The imposition of these trade barriers by other nations has already resulted in adverse effects upon our international sales of coal, including reduced demand and prices. If these barriers endure, or are enhanced, our coal exports may further decline, and increased domestic supply could cause competition among coal producers in the U.S. to intensify, potentially resulting in additional downward pressure on domestic coal prices and our business, financial condition or results of operations.

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

Future Chinese governmental policies may continue to be detrimental to the global coal market and negatively affect our business, financial condition or results of operations.

The Chinese government has from time to time implemented regulations and promulgated new laws or restrictions on its domestic coal industry, sometimes with little advance notice, which may impact worldwide coal demand, supply and prices. During the past several years, the Chinese government has initiated a number of anti-smog measures aimed at reducing hazardous air emissions through temporary production capacity restrictions within the steel, coal and coal-fired power sectors. It is possible that policy changes by the Chinese government may be detrimental to the global coal market and, thus, negatively affect our business, financial condition or results of operations.

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

Our largest customer during the year ended December 31, 2019 accounted for approximately 11.6% of our coal revenues, and coal sales to our 10 largest customers accounted for approximately 55.7% of our coal revenues. These customers could decide to discontinue purchasing coal from us in the volumes that they have previously purchased or decide to not purchase at all. If several of these customers were concurrently to reduce their purchases of coal significantly, or if we were unable to sell coal to them on terms as favorable to us as previous sales, we could face a significant reduction in sales while we attempt to sell the coal to other customers in the global marketplace. If this concurrent loss or significant reduction were to happen, our revenues and profitability could be materially and adversely affected.

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

Customers in other countries may be subject to other pressures and uncertainties that may affect their ability to pay, including trade barriers, exchange controls and local economic and political conditions. For the year ended December 31, 2019 we derived 54.7% of our coal revenues from coal sales made to customers outside the U.S.

Downturns and disruptions in the global economy and financial markets have had, and could in the future have, a material adverse effect on the demand for and price of coal, which could have a material negative effect on our sales, costs, margins and profitability and ability to obtain financing.

Downturns and disruptions in the global economy and financial markets have from time to time resulted in, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others, including real estate. Significant economic disruptions can result from numerous unpredictable factors, including but not limited to market forces, natural disasters, pandemics (such as the COVID-19 virus), trade disputes and armed conflicts. Future disruptions of this sort, and in particular the tightening of credit in financial markets or any other disruption that negatively affects global economic growth, could adversely affect our customers’ ability to obtain financing for operations and result in a decrease in demand, lower coal prices, the cancellation of some orders for our coal and the restructuring of agreements with some of our customers. Changes in the value of the U.S. dollar relative to other currencies, particularly where imported products are required for the mining process, could result in materially increased operating expenses. Any prolonged global, national or regional economic recession or other similar events could have a material adverse effect on the demand for and price of coal, on our sales, margins and profitability, and on our own ability to obtain financing. We are unable to predict the timing, duration and severity of any potential future disruptions in financial markets and potential future adverse economic conditions in the U.S. and other countries and the impact these events may have on our operations and the industry in general.

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

•	GHG emissions reductions are being considered that could increase our costs, require additional controls, or compel us to limit our current operations.

In addition, these laws and regulations require us to obtain numerous governmental permits and comply with the requirements of those permits (described in more detail below).

We incur substantial costs to comply with the laws, regulations and permits that apply to our mining and other operations, and to address the outcome of inspections. The required compliance and actions to address inspection outcomes are often time-consuming and may delay commencement or continuation of exploration or production. In addition, due in part to the extensive and comprehensive regulatory requirements, violations of laws, regulations and permits occur at our operations from time to time and may result in significant costs to us to correct the violations, as well as substantial civil or criminal penalties and limitations or shutdowns of our operations. We are also required to comply with the November 2014 Consent Decree with EPA and several government agencies. See “Environmental and Other Regulatory Matters—Clean Water Act—Wastewater Discharge.”

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

•
the ACE Rule, which requires reductions in GHG emissions from existing fossil fuel-fired power plants, and new source performance standards for GHG emissions for new, modified or reconstructed fossil fuel-fired power plants, or any regulation that replaces them;

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

On March 28, 2017, President Trump signed the Executive Order for Promoting Energy Independence and Economic Growth (“March 2017 Executive Order”), which directed the EPA to review and, if appropriate, suspend, revise or rescind, both the CPP and the Power Plant NSPS as necessary to ensure consistency with the goals of energy independence, economic growth and cost-effective environmental regulation. In response to the March 2017 Executive Order, in December 2018, EPA proposed to revise the Power Plant NSPS. Among other things, the EPA proposed an emission standard for newly constructed coal-fired units that would require the most efficient demonstrated steam cycle (i.e., supercritical steam conditions for large EGUs and best available subcritical steam conditions for small EGUs) in combination with the best operating practices, instead of CCS. The outcome of these rulemakings is uncertain and likely to be subject to extensive notice and comment and litigation.

In addition, on July 8, 2019, the EPA published the ACE Rule, a replacement of the CPP. In contrast to the CPP, which called for the shifting of electricity generation away from coal-fired sources towards natural gas and renewables, the ACE Rule focuses on reducing GHG emissions from existing coal-fired plants by requiring states to mandate the implementation of a range of technologies at power plants designed to improve their heat rate (i.e., decrease the amount of fuel necessary to generate the same amount of electricity). The ACE Rule is the subject of legal challenges, the outcome of which is uncertain. More stringent standards for carbon dioxide pollution as a result of these rulemakings could further reduce demand for coal, and our business would be adversely impacted. In addition, certain banks and other financing sources have taken actions to limit available financing for the development of new coal-fueled power plants, which also may adversely impact the future global demand for coal.

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

Any future laws, regulations or other policies or initiatives of the nature described above may adversely impact our business in material ways. The degree to which any particular law, regulation or policy impacts us will depend on several factors, including the substantive terms involved, the relevant time periods for enactment and any related transition periods. Considerable uncertainty is associated with these regulatory initiatives and legal developments, as the content of proposed legislation and regulation is not yet fully determined, many of the new regulatory initiatives remain subject to governmental and judicial review, and, with respect to federal initiatives, the current U.S. presidential administration and/or Congress (including congressional proposals such as the Green New Deal) may further impact their development. We routinely attempt to evaluate the potential impact on us of any proposed laws, regulations or policies, which requires that we make several material assumptions. From time to time, we determine that the impact of one or more such laws, regulations or policies, if adopted and ultimately implemented as proposed, may result in materially adverse impacts on our operations, financial condition or cash flow; however, we often are not able to reasonably quantify such impacts.

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

Our customers’ operations are subject to extensive laws and regulations relating to environmental matters, including air emissions, wastewater discharges and the storage, treatment and disposal of wastes and operational permits. In particular, the Clean Air Act and similar state and local laws extensively regulate the amount of sulfur dioxide, particulate matter, nitrogen oxides, mercury and other compounds emitted into the air from fossil-fuel fired power plants, which are the largest end-users of our thermal coal. A series of more stringent requirements will or may become effective in coming years, including:

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

These environmental laws and regulations impose significant costs on our customers, which are increasing as these requirements become more stringent. These costs make coal more expensive to use and make it a less attractive fuel source of energy for our customers. Accordingly, some existing power generators have switched to other fuels that generate fewer emissions and others are likely to switch, some power plants have closed and others are likely to close, and no coal-fired plants are currently being constructed, all of which reduce demand for coal, the amount of coal that we sell and the prices that we receive for it, thereby reducing our revenues and adversely impacting our earnings and the value of our coal reserves.

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

As of December 31, 2019, the Company has recorded approximately $33.1 million of federal income tax receivable and approximately $33.1 million of federal deferred tax asset related to refundable Alternative Minimum Tax (AMT) credits. In addition, the Company has recorded a non-current federal income tax receivable of approximately $64.2 million related to a net operating loss (NOL) carryback claim. Because the U.S. government was a creditor in the Predecessor Alpha bankruptcy proceedings, it is possible that the U.S. Internal Revenue Service (IRS) could withhold some or all of the tax refund attributable to the NOL carryback claim and the AMT refundable credits and assert a right to set off the tax refund and refundable credits against the U.S. government’s pre-petition bankruptcy claims. If the IRS were to take such actions, the Company would vigorously defend its position. However, if the Company were unsuccessful, there could be a material, adverse effect upon the Company’s assets.

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

In January 2020, the EPA and the U.S. Army Corps of Engineers (the “USACE”) issued a final rule that attempts to clarify the Clean Water Act's (“CWA”) jurisdictional reach over waters of the United States, referred to as the Navigable Waters Protection Rule. The rule replaces a rule issued in June 2015 by the previous presidential administration, the Clean Water Rule. The Clean Water Rule was the subject of extensive legal challenges, injunctions and administrative action, and was formally repealed in December 2019. The Navigable Waters Protection Rule is designed to fulfill a February 2017 executive order calling on the EPA and the USACE to develop a rule consistent with Justice Antonin Scalia's plurality opinion in the 2006 Supreme Court decision, Rapanos v. United States, that CWA jurisdiction attaches only to “navigable waters” and other waters with a relatively permanent flow, such as rivers or lakes. The Navigable Waters Protection Rule narrows the jurisdiction of the CWA relative to Clean Water Rule by, among other things, excluding from the scope of the definition of “waters of the United States” certain ephemeral streams and wetlands not adjacent to jurisdictional water bodies. The Navigable Water Protection Rule is likely to be the subject of legal challenges and its ultimate impact on our operations is uncertain.

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

Our systems and procedures for internal control over financial reporting or the disclosure controls related to them have, and may have in the future, material weaknesses, which may adversely affect the value of our common stock.

We are responsible for maintaining systems and documentation necessary to evaluate the effectiveness of our internal control over financial reporting. These activities may divert management’s attention from other business concerns. Further, we have determined that certain of our internal controls over financial reporting have deficiencies, significant deficiencies and material weaknesses. If we are unable to correct these issues in a timely fashion, or if other internal controls issues arise, there could be a material adverse effect on our business, financial condition, results of operations and cash flows, and investors could lose confidence in our reported results, thus affecting our ability to finance our business. To maintain and improve our controls and procedures, we must commit significant resources, may be required to hire additional staff and need to continue to provide effective management oversight, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In March 2010, the Patient Protection and Affordable Care Act (“PPACA”) was enacted, potentially impacting our cost of providing healthcare benefits to our employees and workers’ compensation benefits related to occupational disease resulting from coal workers’ pneumoconiosis (black lung disease). The PPACA has both short-term and long-term implications on benefit plan standards. Implementation of this legislation is expected to extend through 2020. In the short term, our healthcare costs could increase due to, among other things, an increase in the maximum age for covered dependents to receive benefits, changes to benefits for occupational disease related illnesses, the elimination of lifetime dollar limits per covered individual and restrictions on annual dollar limits per covered individual. In the long term, our healthcare costs could increase due to, among other things, an excise tax on “high cost” plans and the elimination of annual dollar limits per covered individual.

The PPACA planned to impose a 40% excise tax on employers beginning in 2022 to the extent that the value of their healthcare plan coverage exceeds certain dollar thresholds. In December 2019, the excise tax was repealed before it could take effect, effective for taxable years beginning after December 31, 2019.

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

For the year ended December 31, 2019, 58.5% of our coal volume was transported from our shipping points to a vessel loading point or customer location by rail. Deterioration in the reliability of the service provided by rail carriers would result in increased internal coal handling costs and decreased shipping volumes, and if we are unable to find alternatives, our business could be adversely affected. Some of our operations are serviced by a single rail carrier. Due to the difficulty in arranging alternative transportation, these operations are particularly at risk to disruptions, capacity issues or other difficulties with that carrier’s transportation services, which could adversely impact our revenues and results of operations.

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

We require a skilled workforce to run our business. If we cannot hire and retain qualified persons to meet replacement or expansion needs, we may not be able to achieve planned results.

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

In addition, we depend on the experience and industry knowledge of our officers and other key employees to design and execute our business plans. If we experience a substantial turnover in our leadership and other key employees, and these persons are not replaced by individuals with comparable skills, our performance could be materially adversely impacted. Furthermore, we may be unable to attract and retain additional qualified executives as needed in the future.

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

We are responsible for certain liabilities under a variety of benefit plans and other arrangements with employees. The unfunded status of these obligations as of December 31, 2019 included $102.9 million of workers’ compensation obligations, net of related prepaid and receivable amounts, $204.1 million of pension obligations, and $120.1 million of black lung obligations. These obligations have been estimated based on assumptions including actuarial estimates, discount rates, and changes in health care costs. We could be required to expend greater amounts than anticipated. In addition, future regulatory and accounting changes relating to these benefits could result in increased obligations or additional costs, which could also have a material adverse effect on our financial results. Several states in which we operate consider changes in workers’ compensation laws from time to time, which, if enacted, could adversely affect us.

If the assumptions underlying our accruals for reclamation and mine closure obligations prove to be inaccurate, we could be required to expend greater amounts than anticipated.

SMCRA establishes operational, reclamation and closure standards for all aspects of surface mining as well as deep mining. We accrue for the costs of current mine disturbance and final mine closure, including the cost of treating mine water discharge where necessary. Our estimated total reclamation and mine-closing liabilities were $224.7 million as of December 31, 2019, based upon permit requirements and the historical experience at our operations, and depend on a number of variables involving assumptions and estimation and therefore may be subject to change, including the estimated future asset retirement costs and the timing of such costs, estimated proven reserves, assumptions involving profit margins of third-party contractors, inflation rates and discount rates. Furthermore, these obligations are primarily unfunded. If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results and financial position could be adversely affected. In addition, significant changes from period to period could result in significant variability in our operating results, which could reduce comparability between periods and impact our liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” for a description of our estimated costs of these liabilities.

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

Our profitability depends substantially on our ability to mine in a cost-effective manner coal reserves of the quality our customers need. Although we have coal reserves that we believe could support current production levels for more than 35 years, we have not yet developed the mines for all our reserves. We may not be able to mine all of our reserves as profitably as we do at our current operations. Under adverse market conditions, some reserves could not be mined profitably at all. In addition, in order to develop our reserves, we must receive various governmental permits. As discussed above, some of these permits are becoming increasingly more difficult and expensive to obtain and the review process continues to lengthen. We may be unable to obtain the necessary permits on terms that would allow us to operate profitably or at all.

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

As previously disclosed, on December 8, 2017, Contura closed a transaction (“PRB Transaction”) with Blackjewel, LLC (“Blackjewel”) to sell the Eagle Butte and Belle Ayr mines located in the PRB (the “Western Mines” or “Western Assets”), and transfer the applicable permits. Blackjewel and certain of its affiliates filed petitions for relief under Chapter 11 of the Bankruptcy Code after the transfer of the Western Mines from the Company to Blackjewel but prior to the transfer from the Company to Blackjewel of the permits associated with the Western Mines.

Also, as previously disclosed, Eagle Specialty Materials, LLC (“ESM”), an affiliate of FM Coal, LLC, subsequently agreed to acquire the Western Mines from Blackjewel and certain of its affiliates. In connection with the closing of this transaction on October 18, 2019, we entered into an amended and restated binding term sheet with ESM and certain ESM-related parties (the “Term Sheet”). Pursuant to the Term Sheet, we and certain of our affiliated companies agreed to, among other things, make certain cash payments to ESM and to an escrow account, to convey to ESM our interests in two ranches upon the release of such ranches as collateral by the Wyoming Department of Environmental Quality (“DEQ”) and to transfer to ESM the Company’s permits related to the Western Mines (the “Contura Permits”) once all applicable approvals for their transfer have been obtained.

Following the closing and until the earlier of the date of the permit transfers and August 30, 2020 (as may be extended by mutual agreement of the parties, with Contura not to unreasonably withhold its approval), we have consented to ESM’s operation of the Western Mines under our permits, subject to ESM’s compliance with a permit operating agreement. In connection with the closing, ESM posted with the DEQ substitute bonds in the amount of approximately $238 million and DEQ released the bonds we had previously posted with DEQ to secure our obligations under the Contura Permits. In connection with this transaction, we also entered into agreements with various governmental and private parties that release us and our affiliates from certain claims and liabilities.

Prior to the transfer of the Contura Permits to ESM, however, we will continue to have potential liability related to the Contura Permits, including in respect of reclamation obligations. Further, if the permit transfer process is not completed as expected, or if there are complications in connection with the process, there could be material and adverse effects on our business and our results of operations.

Our workforce could become increasingly unionized in the future and our unionized or union-free workforce could strike, which could adversely affect the stability of our production and reduce our profitability.

Approximately 85% of our total workforce and approximately 78% of our hourly workforce was union-free as of December 31, 2019. However, under the National Labor Relations Act, employees have the right at any time to form or affiliate with a union. Any further unionization of our employees or the employees of third-party contractors who mine coal for us could adversely affect the stability of our production and reduce our profitability.

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

We have previously and may in the future contract with third-parties to operate certain of our mines, and our results of operations could be adversely affected if these operators fail to operate the mines effectively.

We have previously and may in the future contract with third parties to operate certain of our mines. Under these arrangements we retain certain contractual rights of oversight over these mines, which are operated under our permits, but we do not control, and our employees do not participate in, the day-to-day operations of these mines. Operational difficulties at these mines, increased competition for contract miners from other coal producers and other factors beyond our control could affect the availability, cost and quality of coal produced for us by contractors. Disruption in our supply of contractor-produced coal could impair our ability to fill our customers’ orders or require us to pay higher prices to obtain the required coal from other sources. Any increase in the per-ton compensation for services we pay for the production of contractor-produced coal could increase our costs and therefore lower our earnings and adversely affect our results of operations.

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

We acquired the core coal assets of Predecessor Alpha as part of Predecessor Alpha’s bankruptcy restructuring in transactions intended to be treated as a tax-free reorganization for U.S. federal income tax purposes. As a result of these transactions, we inherited the tax basis of the core assets and the net operating loss and other carryforwards of Predecessor Alpha. These carryforwards and tax basis were subject to reduction on December 31, 2016 due to the cancellation of indebtedness resulting from Predecessor Alpha’s bankruptcy restructuring. Due to the change in ownership, the net operating loss and other carryforwards will be subjected to limitations on their use in future years. In addition, we do not have a long history of operating results, and if we are unable to generate profits in the future, we may be unable to utilize these carryforwards. As of December 31, 2019, a valuation allowance of $133.0 million has been provided on federal and state net operating loss carryforwards and gross deferred tax assets not expected to provide future tax benefits.

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

Changes in the fair value of liabilities that are marked to market could cause volatility in our earnings.

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

At December 31, 2019, we had $622.7 million of indebtedness outstanding before discounts and issuance costs applied for financial reporting, of which $77.8 million will mature in the next three years.

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

Federal and state laws require us to obtain surety bonds to secure payment of certain long-term obligations such as mine closure or reclamation costs, federal and state workers’ compensation costs (including related to black lung), coal leases and other obligations. These bonds are typically renewable annually. Under applicable regulations, self-bonding may not be available to us as a means to comply with our reclamation bonding obligations for the foreseeable future. Surety bond issuers and holders may not continue to renew the bonds, may demand less favorable terms upon renewal or may impose new or increased collateral requirements. As of December 31, 2019, we had outstanding surety bonds with third parties of approximately $343.7 million. Surety bond issuers and holders may demand additional collateral, unfavorable terms or higher fees. Our failure to retain, or inability to acquire, surety bonds or to provide a suitable alternative could adversely affect our ability to mine or lease coal, which would materially adversely affect our business and results of operations. That failure could result from a variety of factors, including lack of availability, higher expense or unfavorable market terms, the exercise by third-party surety bond issuers of their right to refuse to renew the surety bonds, restrictions on availability of collateral for current and future third-party surety bond issuers under the terms of any credit arrangements then in place, or our inability to comply with our reclamation bonding obligations through self-bonding. In addition, as a result of increasing credit pressures on the coal industry, it is possible that surety bond providers could demand cash collateral as a condition to providing or maintaining surety bonds. Any such demands, depending on the amount of any cash collateral required, could have a material adverse impact on our liquidity and financial position. If we are unable to meet cash collateral requirements and cannot otherwise obtain or retain required surety bonds, we may be unable to satisfy legal requirements necessary to conduct our mining operations.

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

In connection with the Credit Agreement entered into on June 14, 2019, we incurred indebtedness of approximately $562 million under a term loan credit facility to refinance existing indebtedness and to pay related fees and expenses. The term loan credit facility matures on June 14, 2024. The term loan credit facility permits us, subject to approval of the administrative agent and the lenders providing the financing, to request incremental term loans up to an aggregate amount of $50 million subject to certain conditions in the Credit Agreement, in increments not less than $25 million or the remaining availability.

In connection with the consummation of the Alpha Merger, we entered into the Amended and Restated Asset-Based Revolving Credit Agreement with a borrowing capacity of $225 million under a revolving credit facility. The revolving credit facility matures on April 3, 2022. Additionally, as a result of the Alpha Merger, we assumed a letter of credit agreement and a credit and security agreement which, among other things, include letter of credit facilities that provide for the issuance of letters of credit. The terms of our credit facilities impose operating and financial restrictions on us, which may limit our ability to respond to changing business and economic conditions. The revolving loan facility permits us, subject to approval of the administrative agent and the lenders providing the financing, to request incremental revolving commitment increases up to an aggregate amount of $50 million, in increments not less than $10 million or the remaining availability and subject to specified conditions.

We are subject to various operating and financial covenants under the term loan and revolving credit facilities which restrict our ability to, among other things, incur additional indebtedness, make particular types of investments, incur certain types of liens, engage in fundamental corporate changes, enter into transactions with affiliates, make substantial asset sales, make certain restricted payments, enter into amendments or waivers to certain agreements, conduct certain sale leasebacks or enter into certain burdensome agreements. Any failure to comply with these covenants may constitute a breach under the term loan and revolving credit facilities which could result in the acceleration of all or a substantial portion of any outstanding indebtedness and termination of revolving credit commitments under the term loan and revolving credit facilities. Our inability to maintain our term loan and revolving credit facilities could materially adversely affect our liquidity and our business. At December 31, 2019, we were in compliance with the operating and financial covenants under the term loan and revolving credit facilities.

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

On November 9, 2018, we entered into the Amended and Restated Asset-Based Revolving Credit Agreement. Additionally, as a result of the Alpha Merger, we assumed an Amended and Restated Letter of Credit Agreement and a Credit and Security Agreement. Each of these agreements includes, among other things, provisions that provide for the issuance of letters of credit. Obligations secured by letters of credit may increase in the future. If we do not maintain sufficient borrowing capacity under our letter of credit facilities, we may be unable to provide financial assurance for self-insured obligations and could negatively impact our ability to fund future working capital, capital expenditure or other general corporate requirements.

Risks Relating to the Ownership of Our Common Stock

The requirements of being a public company, including compliance with the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the requirements of the Sarbanes-Oxley Act, require application of significant resources and management attention, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company, we must comply with laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002, related regulations of the SEC and the requirements of the New York Stock Exchange. Complying with these statutes, regulations and requirements occupies a significant amount of time for our board of directors and management and requires us to incur significant costs. We are required to:

•	maintain a comprehensive compliance function;

•	comply with rules promulgated by the New York Stock Exchange;

•	prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws;

•	maintain internal policies; and

•	engage outside counsel and accountants in the above activities.

We are responsible for assessing the operating effectiveness of internal controls over financial reporting and we may conclude that our internal controls over financial reporting are ineffective. Additionally, our independent registered public accounting firm may issue an adverse report indicating that our internal controls are not effective due to deficiencies in how our controls are documented, designed, operated or reviewed. Compliance with these requirements may strain our resources and we may be unable to comply with these requirements in a timely or cost-effective manner.

An active, liquid and orderly trading market for our common stock may not be maintained, and our stock price may be volatile.

Contura’s common stock trades on the New York Stock Exchange under the ticker symbol “CTRA.” Active, liquid and orderly trading markets usually result in less price volatility and more efficiency in carrying out investors’ purchase and sale orders. An active, liquid and orderly trading market for our common stock may not be maintained, however. The market price of our common stock could vary significantly as a result of a number of factors, some of which are beyond our control. In the event of a drop in the market price of our common stock, shareholders could lose a substantial part or all of their investment in our common stock.

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

Our second amended and restated bylaws provide, subject to certain exceptions, that the Court of Chancery of the State of Delaware is the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated bylaws provide, subject to limited exceptions, that the Court of Chancery of the State of Delaware is, to the fullest extent permitted by law, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders; (iii) any action asserting a claim against us, any director or our officers or employees arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation (including any certificate of designations relating to any class or series of preferred stock) or our amended and restated bylaws; or (iv) any action asserting a claim against us, any director or our officers or employees that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated bylaws described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision that is contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations.

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
As of December 31, 2019, we had estimated reserves totaling 1,330.9 million tons, of which 539.1 million tons, or 41%, were “assigned” recoverable reserves that were either being mined, were controlled and accessible from a then active mine, or located at idled facilities where limited capital expenditures would be required to initiate operations when conditions warrant. The remaining 791.8 million tons were classified as “unassigned,” representing coal at currently non-producing locations that we anticipate mining in the future, but which would require significant additional development capital before operations could begin.

The following table provides the location and coal reserves associated with each of our reportable segments and related significant mines as of December 31, 2019:
As of December 31, 2019
(in thousands of short tons)(1)

		Recoverable Reserves
Reportable Segment	Location	Reserves	Proven	Probable	Assigned (2)	Unassigned (2)
CAPP - Met
Deep Mine 41	Virginia	29,118	23,835	5,283	29,118	—
Road Fork 52	West Virginia	17,298	11,956	5,342	17,298	—
Black Eagle	West Virginia	18,818	13,557	5,261	18,818	—
Lynn Branch	West Virginia	31,417	17,751	13,666	31,417	—
CAPP - Met Other	Virginia, West Virginia	548,102	376,011	172,091	286,950	261,152
CAPP - Thermal	West Virginia	41,839	22,026	19,813	41,839	—
NAPP
Cumberland	Pennsylvania	107,982	64,160	43,822	107,982	—
NAPP Other	Pennsylvania	536,370	331,704	204,666	5,747	530,623
		1,330,944	861,000	469,944	539,169	791,775
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

The following table provides the breakdown between the quantity of reserves that is currently covered by an active mining permit or not permitted and the quantity of reserves that is met coal or thermal coal associated with each of our reportable segments and related significant mines as of December 31, 2019:
As of December 31, 2019
(in thousands of short tons)(1)

	Reserve Control		By Permit Status		By Coal Market Type (2)
Reportable Segment	Owned	Leased	Permitted	Not Permitted	Met	Thermal
CAPP - Met
Deep Mine 41	—	29,118	26,438	2,680	29,118	—
Road Fork 52	249	17,049	2,928	14,370	17,298	—
Black Eagle	—	18,818	2,913	15,905	18,818	—
Lynn Branch	1,193	30,224	—	31,417	31,417	—
CAPP - Met Other	103,111	444,991	135,590	412,512	519,889	28,213
CAPP - Thermal	—	41,839	40,723	1,116	11,162	30,677
NAPP
Cumberland	19,072	88,910	37,623	70,359	—	107,982
NAPP Other	294,622	241,748	42,013	494,357	44,180	492,190
	418,247	912,697	288,228	1,042,716	671,882	659,062
(1) 1 short ton is equivalent to 0.907185 metric tons.
(2) Classification of coal market type is based on available quality information and is subject to change with shifting market conditions and/or additional exploration.

The following table provides a summary of the quality of our reserves for each of our reportable segments and related significant mines as of December 31, 2019:
As of December 31, 2019
(in thousands of short tons)(1)

			Sulfur Content			Average Btu
Reportable Segment	Reserves	Primary Coal Type	<1% Sulfur	1 - 1.5% Sulfur	>1.5% Sulfur	>12,500	<12,500
CAPP - Met
Deep Mine 41	29,118	MVM	29,118	—	—	29,118	—
Road Fork 52	17,298	LVM	17,298	—	—	17,298	—
Black Eagle	18,818	HVM	18,818	—	—	18,818	—
Lynn Branch	31,417	HVM	31,417	—	—	31,417	—
CAPP - Met Other	548,102	HVM	418,335	120,131	9,636	528,256	19,846
CAPP - Thermal	41,839	T	41,839	—	—	37,208	4,631
NAPP
Cumberland	107,982	T	—	—	107,982	107,982	—
NAPP Other	536,370	T	73,633	—	462,737	473,056	63,314
	1,330,944		630,458	120,131	580,355	1,243,153	87,791
(1) 1 short ton is equivalent to 0.907185 metric tons.
(2) Coal Type: T=Thermal; LVM=Low-Vol. Metallurgical Coal; MVM=Mid-Vol. Metallurgical Coal; HVM=High-Vol. Metallurgical Coal.

The following table provides a summary of information regarding our mining operations for each of our reportable segments and related significant mines as of December 31, 2019:

				Transportation
Reportable Segment	Reserves (thousands of short tons) (1)	Type (2)	Mining Equipment (3)	Rail	Other (4)
CAPP - Met
Deep Mine 41	29,118	U	CM	CSX	B
Road Fork 52	17,298	U	CM	NS	B
Black Eagle	18,818	U	CM	CSX	B
Lynn Branch	31,417	U	CM	CSX	—
CAPP - Met Other	548,102	U/S	CM/S/H	NS/CSX	B
CAPP - Thermal	41,839	U	CM	NS/CSX	B
NAPP
Cumberland	107,982	U	LW	NS/CSX	B
NAPP Other	536,370	U	CM/LW	NS/CSX	B
	1,330,944
(1) 1 short ton is equivalent to 0.907185 metric tons.
(2) Type of Mine: S = Surface; U = Underground.
(3) Mining Equipment: S = Shovel/Excavator/Loader/Trucks; LW = Longwall; CM = Continuous Miner; H = Highwall Miner.
(4) Transportation: B = Barge Loadout availability.

The following table provides a summary of information regarding our significant preparation plants as of December 31, 2019:

	Preparation Plant(s)
Reportable Segment/Preparation Plant	Capacity (short tons per hr) (1)	Utilization %	Source of Power
CAPP - Met
McClure	1,000	63%	MP2 Energy
Toms Creek	1,050	47%	Old Dominion
Bandmill	1,200	64%	AEP
Marfork	2,400	63%	AEP
NAPP
Cumberland	1,600	73%	West Penn Power
(1) 1 short ton is equivalent to 0.907185 metric tons.

Information provided within the previous tables concerning our properties has been prepared in accordance with applicable U.S. federal securities laws. All mineral reserve estimates have been prepared in accordance with SEC Industry Guide 7.
The following is a summary of information regarding our significant coal terminals as of December 31, 2019:

•
DTA coal export terminal in eastern Virginia. We own a 65.0% interest in DTA which provides us with the ability to fulfill a broad range of customer coal quality requirements through coal blending, while also providing storage capacity and transportation flexibility.

•
Labelle River & Rail Terminal. A multimodal materials handling facility offering river to rail shipping for our Cumberland mine with access to both CSX Transportation and Norfolk Southern Railway Company rail carriers.

Costs & Calculations
Coal tonnage is classified as reserve when demonstrating profit on a fully loaded cost basis. Pro forma testing conducted by MM&A demonstrated that our reserves are expected to generate cash and are profitable on a fully loaded cost basis. Fully loaded costs were compared to two-year historical sales realizations for all potential reserve areas. The classification of reserves is dependent upon the sum of all costs normalized to a per clean ton basis being less than the two-year historical sales price. The two-year historical sales price includes the following average prices categorized by coal qualities:

Coal Qualities	Two Year Historical Average Sales Price
Met High-Vol. A	$119
Met High-Vol. B	$103
Met Mid-Vol.	$123
Met Low-Vol.	$122
Thermal - CAPP-Thermal	$56
Thermal - NAPP	$44

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

The following map shows the locations of our significant properties, CAPP - Met properties, CAPP - Thermal properties, and corporate headquarters.

Item 3. Legal Proceedings

For a description of the Company’s legal proceedings, refer to Note 23, part (d), to the Consolidated Financial Statements, which is incorporated herein by reference.

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

2019	High	Low
First Quarter	$66.00	$54.21
Second Quarter	$61.87	$49.62
Third Quarter	$52.71	$25.37
Fourth Quarter	$28.12	$5.70

2018	High	Low
First Quarter	$69.00	$61.00
Second Quarter	$80.00	$62.25
Third Quarter	$81.00	$66.00
Fourth Quarter	$80.00	$60.76

As of December 31, 2019, there were 115 registered holders of record of our common stock. The transfer agent and registrar for our common stock is Computershare Trust Company, N.A.

Dividend Policy

The payment of dividends is subject to certain limitations, as set forth in the terms of our borrowing arrangements. During the years ended 2019 and 2018, we did not pay dividends on our common stock. Refer to Note 13 for information on the dividend paid in 2017. Our Board of Directors periodically evaluates the initiation of dividends. There is no assurance as to the amount or payment of dividends in the future because they will be subject to ongoing Board of Directors review and authorization will be based on a number of factors, including terms of our borrowing arrangements, business and market conditions, our future financial performance and other capital priorities.

Repurchase of Common Stock

The following table summarizes information about shares of common stock that were repurchased during the fourth quarter of 2019.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (2),(3)
October 1, 2019 through October 31, 2019	55	$24.56	—	$67,552
November 1, 2019 through November 30, 2019	12,689	$10.08	—	$67,552
December 1, 2019 through December 31, 2019	23,196	$6.68	—	$67,552
	35,940		—	$67,552
(1) We are authorized to repurchase common shares from employees (upon the election by the employee) to satisfy the employees’ statutory tax withholdings upon the vesting of stock grants. Shares that are repurchased to satisfy the employees’ statutory tax withholdings are recorded in treasury stock at cost.
(2) Refer to Note 13 for information on our capital return program. As of October 1, 2019, we suspended the Company Repurchase Plan.
(3) We cannot estimate the number of shares that will be repurchased because decisions to purchase are subject to market and business conditions, levels of available liquidity, our cash needs, restrictions under agreements or obligations, legal or regulatory requirements or restrictions, and other relevant factors. This amount does not include $16 thousand of stock repurchase related fees.

There were no repurchases related to warrants during the current quarter. Refer to Note 2 for information on warrants.

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
The selected historical consolidated and combined financial data for the years ended December 31, 2019, 2018, and 2017, and as of December 31, 2019 and 2018 have been derived from our audited consolidated financial statements for the year ended December 31, 2019, which are included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated and combined financial data for the Successor period from July 26, 2016 to December 31, 2016 and for the Predecessor period from January 1, 2016 to July 25, 2016, and as of December 31, 2017, have been derived from our audited consolidated and Predecessor combined financial statements for the year ended December 31, 2018, which are not included this Annual Report on Form 10-K.
The selected historical combined financial data for the Predecessor year ended December 31, 2015 and as of December 31, 2016 and December 31, 2015 have been derived from the audited Predecessor financial statements that are not included in this Annual Report on Form 10-K. The selected historical combined financial data for the Predecessor year as of July 25, 2016 have been derived from Contura’s unaudited financial statements, which are not included in this Annual Report on Form 10-K.
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

SELECTED HISTORICAL CONSOLIDATED AND COMBINED FINANCIAL DATA
(Amounts in thousands, except share and per share data)

	Successor				Predecessor
	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Period from July 26, 2016 to December 31, 2016	For the Period from January 1, 2016 to July 25, 2016	For the Year Ended December 31, 2015
Statements of Operations Data:
Revenues:
Coal revenues	$2,282,007	$2,020,889	$1,392,481	$431,692	$344,692	$816,010
Freight and handling revenues	—	—	247,402	70,544	52,076	97,237
Other revenues	8,253	10,316	10,086	4,060	14,343	12,774
Total revenues	2,290,260	2,031,205	1,649,969	506,296	411,111	926,021
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	1,924,709	1,661,118	1,327,297	390,334	357,352	801,534
Depreciation, depletion and amortization	228,792	77,549	34,910	5,973	66,076	149,197
Accretion on asset retirement obligations	27,798	9,966	9,934	4,800	5,005	5,696
Amortization of acquired intangibles, net	(88)	(5,392)	59,007	61,281	11,567	2,223
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately above)	78,953	59,271	67,459	19,135	29,568	44,158
Merger-related costs	1,090	51,800	—	—	—	—
Secondary offering costs (1)	—	—	4,491	—	—	—
Asset impairment and restructuring (2)	66,324	—	—	—	3,096	297,425
Goodwill impairment (3)	124,353	—	—	—	—	—
Total other operating (income) loss:
Mark-to-market adjustment for acquisition-related obligations	(3,564)	24	3,221	(10,616)	—	—
Gain on settlement of acquisition-related obligations	—	(580)	(38,886)	—	—	—
Other (income) expenses	(575)	(16,311)	178	—	2,184	(99)
Total costs and expenses	2,447,792	1,837,445	1,467,611	470,907	474,848	1,300,134
(Loss) income from operations	(157,532)	193,760	182,358	35,389	(63,737)	(374,113)
Other (expense) income:
Interest expense	(66,798)	(38,810)	(35,977)	(20,496)	(2)	(28)
Interest income	7,296	1,949	210	23	19	4
Mark-to-market adjustment for warrant derivative liability	—	—	—	(33,975)	—	—
Loss on modification and extinguishment of debt	(26,459)	(12,042)	(38,701)	—	—	—
Equity loss in affiliates	(6,874)	(6,112)	(3,339)	(2,287)	(2,735)	(7,712)
Bargain purchase gain	—	—	1,011	7,719	—	—
Miscellaneous (loss) income, net	(10,332)	(1,254)	194	(139)	(13,978)	(20,904)
Total other expense, net	(103,167)	(56,269)	(76,602)	(49,155)	(16,696)	(28,640)
(Loss) income from continuing operations before reorganization items and income taxes	(260,699)	137,491	105,756	(13,766)	(80,433)	(402,753)
Reorganization items, net	—	—	—	—	(20,989)	(10,085)
(Loss) income from continuing operations before income taxes	(260,699)	137,491	105,756	(13,766)	(101,422)	(412,838)
Income tax benefit	57,557	165,363	67,979	1,920	39,881	155,052
Net (loss) income from continuing operations	(203,142)	302,854	173,735	(11,846)	(61,541)	(257,786)
Discontinued operations:
(Loss) income from discontinued operations before income taxes	(117,391)	(4,994)	(36,894)	1,467	(679)	(259,317)
Income tax benefit (expense) from discontinued operations	4,214	1,305	17,681	(551)	(4,992)	99,543

	Successor				Predecessor
	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Period from July 26, 2016 to December 31, 2016	For the Period from January 1, 2016 to July 25, 2016	For the Year Ended December 31, 2015
Statements of Operations Data:
(Loss) income from discontinued operations	(113,177)	(3,689)	(19,213)	916	(5,671)	(159,774)
Net (loss) income	$(316,319)	$299,165	$154,522	$(10,930)	$(67,212)	$(417,560)

Basic (loss) income per common share: (4)
(Loss) income from continuing operations	$(10.80)	$27.61	$17.01	$(1.15)
(Loss) income from discontinued operations	(6.02)	(0.33)	(1.89)	0.09
Net (loss) income	$(16.82)	$27.28	$15.12	$(1.06)

Diluted (loss) income per common share: (4)
(Loss) income from continuing operations	$(10.80)	$25.86	$16.13	$(1.15)
(Loss) income from discontinued operations	(6.02)	(0.32)	(1.78)	0.09
Net (loss) income	$(16.82)	$25.54	$14.35	$(1.06)

Weighted average shares - basic	18,808,460	10,967,014	10,216,464	10,309,310
Weighted average shares - diluted	18,808,460	11,712,653	10,770,005	10,309,310

Statement of Cash Flows Data: (5)
Net cash provided by (used in):
Operating activities	$131,880	$158,381	$314,260	$21,459	$77,029	$155,052
Investing activities	$(191,752)	$102,196	$(121,307)	$108,352	$(25,029)	$(97,034)
Financing activities	$(69,694)	$22,709	$(170,282)	$41,478	$(35,822)	$(53,585)

	Successor				Predecessor
	As of December 31,				As of July 25, 2016	As of December 31, 2015
	2019	2018	2017	2016
Balance Sheet Data (at period end):
Cash and cash equivalents	$212,793	$233,599	$141,924	$127,948	$100	$227
Working capital (6)	$396,327	$473,782	$234,595	$222,917	$(3,888)	$76,711
Total current and non-current assets – discontinued operations	$—	$22,475	$48,130	$190,454	$401,543	$404,363
Total assets	$2,302,823	$2,746,058	$836,600	$946,752	$1,590,256	$1,715,410
Notes payable and long-term debt, including current portion, net	$592,966	$588,012	$372,703	$346,994	$95	$136
Total current and non-current liabilities – discontinued operations	$—	$21,986	$61,876	$164,709	$225,964	$197,383
Total liabilities (7)	$1,606,701	$1,674,918	$743,952	$909,528	$470,003	$501,513
Stockholders’ equity/Predecessor business equity	$696,122	$1,071,140	$92,648	$37,224	$1,120,253	$1,213,897

(1) Secondary offering costs reflect expenses incurred in connection with the withdrawn secondary offering of our common stock.
(2) Asset impairment for the year ended December 31, 2019 includes a long-lived asset impairment of $9,176 and $50,993 related to asset groups within the CAPP - Met and CAPP - Thermal reporting segments, respectively, and an asset impairment of $6,155 primarily related to the write-off of prepaid purchased coal as a result of Blackjewel’s Chapter 11 bankruptcy filing on July 1, 2019. Asset impairment and restructuring expenses for the year ended December 31, 2015 include long-lived asset impairment of $224,139 and $72,012 related to asset groups within the NAPP and CAPP - Met reporting segments, respectively.

(3)	Goodwill impairment for the year ended December 31, 2019 includes impairment charges of $124,353 within the CAPP - Met reporting segment.

(4)
Historical basic income (loss) per share is calculated based on the weighted average common shares outstanding for the year ended December 31, 2019, December 31, 2018, December 31, 2017 and for the period from July 26, 2016 to December 31, 2016. For the years ended December 31, 2018 and December 31, 2017, the dilutive effect of stock options and other stock-based instruments is considered when calculating the diluted earnings per share as the Company generated net income during these periods. There was no dilutive effect to common shares outstanding for the year ended December 31, 2019 and the period from July 26, 2016 to December 31, 2016 as in periods of net loss, the number of shares used to calculate diluted earnings per share is the same as basic earnings per share.

(5)	Cash flow data includes discontinued operations.

(6)	Working capital (current assets less current liabilities) calculation includes cash and cash equivalents but excludes discontinued operations.

(7)	Total liabilities as of July 25, 2016 and December 31, 2015 include $35,693 and $72,242, respectively, of liabilities subject to compromise related to Alpha’s bankruptcy filing.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides a narrative of our results of operations and financial condition for the years ended December 31, 2019 and 2018. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related notes and the risk factors included elsewhere in this Annual Report on Form 10-K.
Market Overview

After strong metallurgical coal prices in the first half of 2019 with Atlantic High-Vol. A prices averaging approximately $200 per metric ton, the coal market encountered weakness beginning in July of 2019, resulting in prices averaging approximately $50 per metric ton lower in the second half of 2019. This had a negative impact on our results during the third and fourth quarters of 2019. While the economic softness and resulting coal price weakness was felt across our international markets, the most significant steel production downturns occurred in Europe and South America. This economic softness has continued into 2020 and has been further worsened by the growing impact of the coronavirus. We view the current market softness for metallurgical coal to be driven by subdued demand. Reductions in North American production and limited capital expenditures have maintained the metallurgical coal supply, and we anticipate an improved outlook for metallurgical coal demand as the coronavirus crisis subsides, and international tariff agreements are implemented. While the thermal markets also experienced weakness, the impact on our 2019 results was more subdued due to the presence of longer-term contracts.

Business Overview

We are a large-scale provider of met and thermal coal to a global customer base, operating high-quality, cost-competitive coal mines across two major U.S. coal basins (CAPP and NAPP). As of December 31, 2019, our operations consisted of twenty-nine active mines and ten coal preparation and load-out facilities, with approximately 4,360 employees. We produce, process, and sell met coal and thermal coal from operations located in Virginia, West Virginia and Pennsylvania. We also sell coal produced by others, some of which is processed and/or blended with coal produced from our mines prior to resale, with the remainder purchased for resale. As of December 31, 2019, we had 1.3 billion tons of reserves, including 861.0 million tons of proven reserves and 469.9 million tons of probable reserves.

We began operations on July 26, 2016, with mining operations in NAPP, CAPP, and the PRB. Through the Acquisition, Contura acquired a significant reserve base. We also acquired Alpha’s 40.6% interest in the DTA coal export terminal in eastern Virginia, and on March 31, 2017, we acquired a portion of another partner’s ownership stake and increased our interest to 65.0%. On December 8, 2017, the Company closed a transaction to sell the Eagle Butte and Belle Ayr mines located in the PRB, Wyoming, along with related coal reserves, equipment, infrastructure and other real properties. The PRB results of operations and financial position are reported as discontinued operations in the Consolidated Financial Statements. The historical information in the accompanying Notes to the Consolidated Financial Statements has been restated to reflect the effects of the PRB operations being reported as discontinued operations in the Consolidated Financial Statements. Refer to Note 4 for further information on discontinued operations. The Merger with Alpha Natural Resources Holdings, Inc. and ANR, Inc. was completed on November 9, 2018. Refer to Note 3 for information on terms of the Merger Agreement.
For the years ended December 31, 2019 and 2018, sales of met coal were 12.9 million tons and 11.1 million tons, respectively, and accounted for approximately 54.6% and 63.2%, respectively, of our coal sales volume. Sales of thermal coal were 10.8 million tons and 6.5 million tons, respectively, and accounted for approximately 45.4% and 36.8%, respectively, of our coal sales volume.

Our sales of met coal were made primarily to steel companies in the northeastern and midwestern regions of the United States and in several countries in Europe, Asia and the Americas. Our sales of thermal coal were made primarily to large utilities and industrial customers throughout the United States. For the years ended December 31, 2019 and 2018 approximately 54.7% and 82.7%, respectively, of our coal revenues were derived from coal sales made to customers outside the United States.

In addition, we generate other revenues from equipment sales, rentals, terminal and processing fees, coal and environmental analysis fees, royalties and the sale of natural gas. We also record freight and handling fulfillment revenue within coal revenues for freight and handling services provided in delivering coal to certain customers, which are a component of the contractual selling price.

As of December 31, 2019, we have three reportable segments: CAPP - Met, CAPP - Thermal, and NAPP. To conform to the current period reportable segments presentation, the prior periods have been restated to reflect the change in reportable segments. Refer to Note 25 for additional disclosures on reportable segments including export coal revenue information.
Business Developments

Merger with Alpha Natural Resources Holdings, Inc. and ANR, Inc.

Refer to Note 3 for information on Alpha Merger and terms of the Merger Agreement.

Sale of PRB Operations

Discontinued operations consist of ongoing activity related to our former PRB operations. On December 8, 2017, we closed a transaction with Blackjewel to sell our Eagle Butte and Belle Ayr mines located in Wyoming. However, during the post-closing mine permit transfer period, we were required to maintain our existing reclamation bonds and related collateral. To facilitate permit transfer to the Buyer, during 2018, we agreed to backstop a total of $44.8 million of Blackjewel’s bonding obligations with respect to the Eagle Butte and Belle Ayr permits by entering into secondary general indemnification agreements and providing letters of credit totaling $18.8 million to sureties as collateral for our indemnification obligations. Blackjewel agreed that, by June 30, 2019, it would enter into additional financial arrangements and cause each surety to release and return each letter of credit and cancel our general indemnification agreements. Indemnity bonds in the amount of $26.0 million were issued by a third-party insurer in our favor to insure Blackjewel’s performance obligations with respect to cancellation of the general indemnification agreements and return of the letters of credit.

On July 1, 2019, prior to the transfer of the permits, Blackjewel announced that it and certain affiliated entities had filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of West Virginia (the “Bankruptcy Court”), which cases, along with the cases filed by certain other affiliates of Blackjewel a few weeks later, are being jointly administered under the caption In re Blackjewel, L.L.C., Case No. 19-30289 (Bankr. S.D. W. Va.). On July 25, 2019, we announced that we would seek to serve as the stalking horse purchaser for certain assets offered for sale through Blackjewel’s bankruptcy proceedings. On August 6, 2019, the Bankruptcy Court verbally approved our purchase of the Eagle Butte and Belle Ayr mines in Wyoming and the Pax Surface Mine in West Virginia for $33.8 million pending resolution of outstanding objections and approval of certain regulatory agencies. In connection with our agreement to serve as stalking horse purchaser, we made a purchase deposit of $8.1 million (the “Stalking Horse Purchase Deposit”). On August 29, 2019, as a result of ongoing objections with respect to the Wyoming mines, the Bankruptcy Court entered an order approving the separate sale of the Pax Surface Mine to us for $6.2 million (comprised, in part, of $5.1 million credited against the Stalking Horse Deposit). On September 18, 2019, we announced that we had entered into an agreement which would allow a third party to purchase the Eagle Butte and Belle Ayr mines from Blackjewel and assume associated reclamation obligations.

On October 4, 2019, the Bankruptcy Court entered an order approving the sale by Blackjewel of the Belle Ayr and Eagle Butte mines to ESM, an affiliate of FM Coal, LLC (“FM Coal”). The closing of the ESM acquisition occurred on October 18, 2019. As discussed above, we were the former owner of the Western Assets. As the mine permit transfer process relating to our sale of the Western Assets to Blackjewel had not been completed prior to Blackjewel’s filing for Chapter 11 bankruptcy protection, we remained the permitholder in good standing for both mines and maintained surety bonding to cover related reclamation and other obligations.

In connection with ESM’s acquisition of the Western Assets from Blackjewel, on October 18, 2019 (the “ESM Transaction”), Contura and ESM finalized an agreement which provided, among other items, for the transfer of the Western Asset permits from Contura to ESM once certain approvals for their transfer have been obtained and for the assumption by ESM of the related reclamation obligations.

In connection with the closing of the ESM Transaction, the surety bonding previously maintained by us for the benefit of the DEQ was released and has been replaced with substitute surety bonds arranged for by ESM in the amount of approximately $238.0 million. In accordance with separate agreements with ESM’s surety providers, we have no liability with respect to the substitute surety bonds. In addition, pursuant to an agreement with ESM, FM Coal, and the United States Department of Interior’s Office of Surface Mining, Reclamation and Enforcement (“OSM”), OSM has agreed that we would not be linked to any future bond forfeiture related to the Western Assets nor any Surface Mining Control and Reclamation Act of 1977 violations by ESM prior to permit transfer. ESM is operating the mines during the permit transfer process and has agreed to use commercially reasonable efforts to cause the permits to be transferred as promptly as possible. As Blackjewel’s surety bonds were also released in connection with the ESM Transaction, our $44.8 million backstop of Blackjewel’s bonding program and $18.8 million supporting letters of credit were released.

Pursuant to the terms of the ESM Transaction, we agreed to pay ESM $90.0 million ($81.3 million at closing and an additional $8.7 million into escrow pursuant to terms to be mutually agreed upon between the parties). In addition, we agreed to finalize the conveyance of certain Wyoming real property to ESM upon release of such property as collateral by the DEQ, waive its rights to the remaining $3.1 million of the Stalking Horse Purchase Deposit provided to Blackjewel in connection with the stalking horse agreement, and pay certain Blackjewel debtor-in-possession (“DIP”) lenders $3.0 million of principal and interest pursuant to an existing agreement between us and those lenders. Refer to Note 22. ESM agreed to indemnify us and our affiliates against all reclamation liabilities related to the Western Assets and against claims by the federal government, the State of Wyoming, or Campbell County, Wyoming for royalties, ad valorem taxes, and other amounts relating to the Western Assets for the period beginning on December 8, 2017.

As of the ESM Transaction closing date, our asset retirement obligation with respect to the Western Assets totaled $152.9 million. Prior to the transfer of the Western Asset permits to ESM, we will continue to have potential risk with respect to the related reclamation obligations. However, given (i) the release of our bonding obligations described above and the posting of substitute bonds by ESM, (ii) the agreement with ESM’s surety providers that release us from liability with respect to the substitute bonds or the obligations secured thereby, (iii) the terms of the OSM agreement, (iv) the terms on which ESM is authorized to operate pursuant to the permits, and (v) the ESM indemnity with respect to the reclamation obligations, we expect the remaining risk to be low. As a result, following the closing of the ESM Transaction and payment of amounts to ESM, our remaining reclamation obligation was reduced to zero during the three months ended December 31, 2019. We will closely monitor the permit transfer process and periodically re-assess our reclamation obligations as required. We received approximately $9.0 million of cash collateral returned related to the release of our surety bonds.

Additionally, in connection with the closing of the ESM Transaction, we paid $13.5 million to Campbell County, Wyoming for accrued ad valorem back taxes for 2018 and were released from all claims related thereto. Pursuant to an agreement with ESM, the State of Wyoming Department of Revenue, and Blackjewel, the State of Wyoming Department of Revenue released us from any outstanding claims related to state tax obligations arising from or related to the Western Mines for any period through and including the closing date of the transaction.
In connection with the ESM Transaction, we recorded a $59.5 million gain within the depreciation, depletion, and amortization within discontinued operations in the Consolidated Statements of Operations during the three months ended December 31, 2019 as a result of the reduction of the reclamation obligation partially offset by the consideration paid in connection with the transaction as discussed above.
Refer to Note 4 for additional disclosure information on discontinued operations.
Factors Affecting Our Results of Operations
Sales Agreements
We manage our commodity price risk for coal sales through the use of coal supply agreements. As of March 6, 2020, we expect to ship on sales commitments of approximately 6.4 million tons of NAPP coal for 2020, all of which is priced at an average realized price per ton of $43.43, 12.3 million tons of CAPP - Met coal for 2020, 52% of which is priced at an average realized price per ton of $97.91, and 3.0 million tons of CAPP - Thermal coal for 2020, all of which is priced at an average realized price per ton of $55.95.
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

•
Market Conventions. Coal sales contracts are priced according to conventions specific to the market into which such coal is to be sold. Our domestic sales contracts are typically priced free on board (“FOB”) at our mines and on a short ton basis. Our international sales contracts are typically priced FOB at the shipping port from which such coal is delivered and on a metric ton basis. Accordingly, for international sales contracts, we typically bear the cost of transportation from our mines to the applicable outbound shipping port, and our coal sales realization per ton calculation reflects the conversion of such tonnage from metric tons into short tons, as well as the elimination of the freight and handling fulfillment component of coal sales revenue. In addition, for domestic sales contracts, as customers typically bear the cost of transportation from our mines, our operations located farther away from the end user of the coal may command lower prices.

•
Regional Supply and Demand. Our realized price per ton is influenced by market forces of the regional market into which such coal is to be sold. Market pricing may vary according to region and lead to different discounts or premiums to the most directly comparable benchmark price for such coal product.

Costs. Our results of operations are dependent upon our ability to improve productivity and control costs. Our primary expenses are for operating supply costs, repair and maintenance expenditures, cost of purchased coal, royalties, current wages and benefits, post-employment benefits, freight and handling costs, and taxes incurred in selling our coal. Principal goods and services we use in our operations include maintenance and repair parts and services, electricity, fuel, roof control and support items, explosives, tires, conveyance structure, ventilation supplies and lubricants.
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

Results of Operations

Our results of operations for the years ended December 31, 2019 and 2018 are discussed in these “Results of Operations” presented below.

For the discussion of our results of operations and financial condition for the year ended December 31, 2018 compared to the year ended December 31, 2017, refer to “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Revenues

The following table summarizes information about our revenues during the years ended December 31, 2019 and 2018:

	Year Ended December 31,		Increase (Decrease)
(In thousands)	2019	2018	$ or Tons	%
Coal revenues	$2,282,007	$2,020,889	$261,118	12.9%
Other revenues	8,253	10,316	(2,063)	(20.0)%
Total revenues	$2,290,260	$2,031,205	$259,055	12.8%

Tons sold	23,706	17,587	6,119	34.8%

Coal revenues. Coal revenues increased $261.1 million, or 12.9%, for the year ended December 31, 2019 compared to the prior year period. The increase was primarily due to higher coal sales volume of 6.1 million tons resulting from inclusion of a full year of activity from the properties acquired in the Merger. Refer to the Coal Operations section below for further detail on coal revenues for the year ended December 31, 2019 compared to the prior year period.

Costs and Expenses

The following table summarizes information about our costs and expenses during the years ended December 31, 2019 and 2018:

	Year Ended December 31,		Increase (Decrease)
(In thousands)	2019	2018	$	%
Cost of coal sales (exclusive of items shown separately below)	$1,924,709	$1,661,118	$263,591	15.9%
Depreciation, depletion and amortization	228,792	77,549	151,243	195.0%
Accretion on asset retirement obligations	27,798	9,966	17,832	178.9%
Amortization of acquired intangibles, net	(88)	(5,392)	5,304	98.4%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	78,953	59,271	19,682	33.2%
Merger-related costs	1,090	51,800	(50,710)	(97.9)%
Asset impairment	66,324	—	66,324	100.0%
Goodwill impairment	124,353	—	124,353	100.0%
Total other operating (income) loss:
Mark-to-market adjustment for acquisition-related obligations	(3,564)	24	(3,588)	NM
Gain on settlement of acquisition-related obligations	—	(580)	580	100.0%
Other income	(575)	(16,311)	15,736	96.5%
Total costs and expenses	$2,447,792	$1,837,445	$610,347	33.2%

Cost of coal sales. Cost of coal sales increased $263.6 million, or 15.9%, for the year ended December 31, 2019 compared to the prior year period. The increase was primarily driven by an increase in tons sold from properties acquired in the Merger and the related supplies and maintenance expense, salaries and wages expense, and royalties and taxes, partially offset by a decrease in the cost of purchased coal during the current period.

Depreciation, depletion and amortization. Depreciation, depletion and amortization increased $151.2 million, or 195.0%, for the year ended December 31, 2019 compared to the prior year period. The increase in depreciation, depletion and amortization primarily related to increased purchases of machinery and equipment, increased asset development during the current period, and additions of property, plant and equipment, and owned and leased mineral rights as a result of the Merger.
Accretion on asset retirement obligations. Accretion on asset retirement obligations increased $17.8 million, or 178.9%, for the year ended December 31, 2019 compared to the prior year period. This increase was primarily due to an increase in our asset retirement obligations as a result of the Merger.
Amortization of acquired intangibles, net. Amortization of acquired intangibles, net, increased $5.3 million, or 98.4%, for the year ended December 31, 2019 compared to the prior year period. The amortization is primarily related to the acquired above and below market-priced coal supply agreements and acquired mine permits as a result of the Merger. In the prior period, there was more amortization of below market-priced coal supply agreements compared to the current period.
Selling, general and administrative. Selling, general and administrative expenses increased $19.7 million, or 33.2%, for the year ended December 31, 2019 compared to the prior year period. This increase in expense was primarily related to increases of $7.6 million in professional fees, $5.6 million in wages and benefits expense, and $4.9 million in severance pay, partially offset by a decrease of $2.7 million in stock compensation expense during the current period.

Merger-related costs. Merger-related costs decreased $50.7 million, or 97.9%, for the year ended December 31, 2019 compared to the prior year period. The merger-related costs related primarily to professional fees, severance pay, and incentive pay incurred related to the Merger Agreement entered into with the Alpha Companies.
Asset impairment. Asset impairment for the year ended December 31, 2019 includes a long-lived asset impairment of $60.2 million related to asset groups recorded within the CAPP - Met and CAPP - Thermal reporting segments and an asset impairment of $6.1 million primarily related to the write-off of prepaid purchased coal as a result of Blackjewel’s Chapter 11 bankruptcy filing on July 1, 2019. Refer to Note 2 and Note 4 for further information.
Goodwill impairment. We recorded a goodwill impairment of $124.4 million during the year ended December 31, 2019. Refer to Note 2 for further information.
Mark-to-market adjustment for acquisition-related obligations. For the year ended December 31, 2019, we recorded a mark-to-market adjustment for acquisition-related obligations of ($3.6) million related to the Contingent Revenue Obligation assumed as a result of the Merger.
Other income. Other income decreased by $15.7 million, or 96.5%, for the year ended December 31, 2019 compared to the prior year period. The other income in the prior year period was primarily attributable to a gain on disposal of assets of $16.4 million related to the sale of a disposal group within the Company’s CAPP - Met segment.
Other Income (Expense)

The following table summarizes information about our other income (expense) during the years ended December 31, 2019 and 2018:

	Year Ended December 31,		Increase (Decrease)
(In thousands)	2019	2018	$	%
Other income (expense):
Interest expense	$(66,798)	$(38,810)	$(27,988)	(72.1)%
Interest income	7,296	1,949	5,347	274.3%
Loss on modification and extinguishment of debt	(26,459)	(12,042)	(14,417)	(119.7)%
Equity loss in affiliates	(6,874)	(6,112)	(762)	(12.5)%
Miscellaneous loss, net	(10,332)	(1,254)	(9,078)	(723.9)%
Total other expense, net	$(103,167)	$(56,269)	$(46,898)	(83.3)%

Interest expense. Interest expense increased $28.0 million, or 72.1%, for the year ended December 31, 2019 compared to the prior year period, primarily due to an increase in debt outstanding, higher interest rates, and larger accretion of debt discounts related to the debt facilities in place during the current period. Refer to Note 15 for additional information.

Loss on modification and extinguishment of debt. During the year ended December 31, 2019, we recorded a loss on modification of debt of $0.3 million, primarily related to modification fees paid under the refinance, and a loss on extinguishment of debt of $26.2 million, primarily related to the write-off of outstanding debt discounts and unamortized debt issuance costs under the Amended and Restated Credit Agreement dated November 9, 2018. The loss on modification and extinguishment of debt of $12.0 million for the year ended December 31, 2018 primarily related to the write-off of certain outstanding debt discounts, debt issuance costs, and debt fees incurred in connection with the Amended and Restated Credit Agreement entered into by the Company on November 9, 2018. Refer to Note 15 for additional information.

Income Tax Benefit

The following table summarizes information about our income tax benefit during the years ended December 31, 2019 and 2018:

	Year Ended December 31,		Increase (Decrease)
(In thousands)	2019	2018	$	%
Income tax benefit	$57,557	$165,363	$(107,806)	(65.2)%

Income taxes. Income tax benefit of $57.6 million was recorded for the year ended December 31, 2019 on a loss from continuing operations before income taxes of $260.7 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to the impact of state income taxes, net of federal impact, the net operating loss carryback benefit, and the permanent impact of the percentage depletion deduction, mostly offset by the impact of the non-deductible goodwill impairment and the increase in the valuation allowance.

Income tax benefit of $165.4 million was recorded for the year ended December 31, 2018 on income from continuing operations before income taxes of $137.5 million. The effective tax rate is lower than the federal statutory rate of 21% primarily due to the impact of the net operating loss carryback benefit and the reduction in the valuation allowance. Refer to Note 19 for additional information.

Coal Operations

We extract, process and market met and thermal coal from surface and deep mines for sale to steel and coke producers, industrial customers, and electric utilities. The Company conducts mining operations only in the United States with mines in Central and Northern Appalachia.

Our CAPP - Met operations consist of high-quality met coal mines, such as Deep Mine 41, which predominantly produce low-ash met coal, including High-Vol. A, High-Vol. B, Mid-Vol., and Low-Vol., which is shipped to domestic and international coke and steel producers. While the CAPP - Met operations produce predominantly met coal, they also produce some amounts of thermal coal as a byproduct of mining. CAPP - Met operations consist of seven active mines and two preparation plants in Virginia, sixteen active mines and five preparation plants in West Virginia, as well as expenses associated with certain idled/closed mines.
Our CAPP - Thermal operations consist of surface and underground thermal coal mines primarily producing low sulfur, high BTU thermal coal for electricity generation, as well as specialty coal for industrial customers, with some met coal produced as a byproduct. CAPP - Thermal consists of five active mines and two preparation plants in West Virginia, as well as expenses associated with certain idled/closed mines.
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
Our All Other category is not included in all of our coal operations results of operations as it includes general corporate overhead and corporate assets and liabilities, idled and closed mine costs, and the elimination of certain intercompany activity.
Non-GAAP Financial Measures

The discussion below contains “non-GAAP financial measures.” These are financial measures which either exclude or include amounts that are not excluded or included in the most directly comparable measures calculated and presented in accordance with generally accepted accounting principles in the United States (“U.S. GAAP” or “GAAP”). Specifically, we make use of the non-GAAP financial measure “Adjusted EBITDA,” “non-GAAP coal revenues,” “non-GAAP cost of coal sales,” and “Adjusted cost of produced coal sold.” We use Adjusted EBITDA to measure the operating performance of our segments and allocate resources to the segments. Adjusted EBITDA does not purport to be an alternative to net income (loss) as a measure of operating performance. We use non-GAAP coal revenues to present coal revenues generated, excluding freight and handling fulfillment revenues. Non-GAAP coal sales realization per ton for our operations is calculated as non-GAAP coal revenues divided by tons sold. We use non-GAAP cost of coal sales to adjust cost of coal sales to remove freight and handling costs, idled and closed mine costs and coal inventory acquisition accounting impacts. Non-GAAP cost of coal sales per ton for our operations is calculated as non-GAAP cost of coal sales divided by tons sold. Non-GAAP coal margin per ton for our coal operations is calculated as non-GAAP coal sales realization per ton for our coal operations less non-GAAP cost of coal sales per ton for our coal operations. We also use Adjusted cost of produced coal sold to distinguish the cost of captive produced coal from the effects of purchased coal. The presentation of these measures should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP.

Management uses non-GAAP financial measures to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. The definition of these non-GAAP measures may be changed periodically by management to adjust for significant items important to an understanding of operating trends and to adjust for items that may not reflect the trend of future results by excluding transactions that are not indicative of our core operating performance. Furthermore, analogous measures are used by industry analysts to evaluate the Company’s operating performance. Because not all companies use identical calculations, the presentations of these measures may not be comparable to other similarly titled measures of other companies and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate, and capital investments.

Included below are reconciliations of non-GAAP financial measures to GAAP financial measures.

The following tables summarize certain financial information relating to our coal operations for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019
(In thousands, except for per ton data)	CAPP - Met	CAPP - Thermal	NAPP	All Other (3)	Consolidated
Coal revenues	$1,709,863	$285,390	$286,073	$681	$2,282,007
Less: freight and handling fulfillment revenues	(242,049)	(34,133)	(8,827)	—	(285,009)
Non-GAAP coal revenues	$1,467,814	$251,257	$277,246	$681	$1,996,998
Tons sold	12,926	4,218	6,554	8	23,706
Non-GAAP coal sales realization per ton	$113.56	$59.57	$42.30	$85.13	$84.24

Cost of coal sales	$1,389,293	$274,320	$257,267	$3,829	$1,924,709
Less: freight and handling costs	(242,049)	(34,133)	(8,827)	—	(285,009)
Less: idled and closed mine costs	(8,699)	(2,702)	(4,005)	(3,164)	(18,570)
Less: cost impact of coal inventory fair value adjustment (1)	(4,751)	(3,458)	—	—	(8,209)
Non-GAAP cost of coal sales	$1,133,794	$234,027	$244,435	$665	$1,612,921
Tons sold	12,926	4,218	6,554	8	23,706
Non-GAAP cost of coal sales per ton	$87.71	$55.48	$37.30	$83.13	$68.04

Coal margin per ton (2)	$24.80	$2.62	$4.40	$(393.50)	$15.07
Idled and closed mine costs per ton	0.67	0.64	0.60	395.50	0.78
Cost impact of coal inventory fair value adjustment per ton	0.38	0.83	—	—	0.35
Non-GAAP coal margin per ton	$25.85	$4.09	$5.00	$2.00	$16.20
(1) The cost impact of the coal inventory fair value adjustment as a result of the Alpha Merger was completed during the three months ended June 30, 2019.
(2) Coal margin per ton for our coal operations is calculated as coal sales realization per ton for our coal operations less cost of coal sales per ton for our coal operations.
(3) The fourth quarter of 2019 included coal revenues and cost of coal sales related to tons produced as a byproduct of an idle mine’s reclamation.

	Year Ended December 31, 2018
(In thousands, except for per ton data)	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Coal revenues	$1,669,358	$39,113	$312,418	$—	$2,020,889
Less: freight and handling fulfillment revenues	(306,662)	(3,428)	(31,243)	—	(341,333)
Non-GAAP coal revenues	$1,362,696	$35,685	$281,175	$—	$1,679,556
Tons sold	10,682	632	6,273	—	17,587
Non-GAAP coal sales realization per ton	$127.57	$56.46	$44.82	$—	$95.50

Cost of coal sales	$1,341,260	$46,022	$272,895	$941	$1,661,118
Less: freight and handling costs	(306,662)	(3,428)	(31,243)	—	(341,333)
Less: idled and closed mine costs	(3,904)	(202)	(2,710)	(941)	(7,757)
Less: cost impact of coal inventory fair value adjustment (1)	(11,547)	(5,517)	—	—	(17,064)
Non-GAAP cost of coal sales	$1,019,147	$36,875	$238,942	$—	$1,294,964
Tons sold	10,682	632	6,273	—	17,587
Non-GAAP cost of coal sales per ton	$95.41	$58.35	$38.09	$—	$73.63

Coal margin per ton (2)	$30.72	$(10.93)	$6.30	$—	$20.46
Idled and closed mine costs per ton	0.36	0.32	0.43	—	0.44
Cost impact of coal inventory fair value adjustment per ton	1.08	8.72	—	—	0.97
Non-GAAP coal margin per ton	$32.16	$(1.89)	$6.73	$—	$21.87
(1) The cost impact of the coal inventory fair value adjustment as a result of the Alpha Merger was completed during the three months ended June 30, 2019.
(2) Coal margin per ton for our coal operations is calculated as coal sales realization per ton for our coal operations less cost of coal sales per ton for our coal operations.

	Year Ended December 31,		Increase (Decrease)
(In thousands, except for per ton data)	2019	2018	$	%
Tons sold:
CAPP - Met operations	12,926	10,682	2,244	21.0%
CAPP - Thermal operations	4,218	632	3,586	567.4%
NAPP operations	6,554	6,273	281	4.5%

Non-GAAP coal revenues:
CAPP - Met operations	$1,467,814	$1,362,696	$105,118	7.7%
CAPP - Thermal operations	$251,257	$35,685	$215,572	604.1%
NAPP operations	$277,246	$281,175	$(3,929)	(1.4)%

Non-GAAP coal sales realization per ton:
CAPP - Met operations	$113.56	$127.57	$(14.01)	(11.0)%
CAPP - Thermal operations	$59.57	$56.46	$3.11	5.5%
NAPP operations	$42.30	$44.82	$(2.52)	(5.6)%
Average	$84.24	$95.50	$(11.26)	(11.8)%

Non-GAAP segment coal revenues. CAPP - Met operations non-GAAP coal revenues increased $105.1 million, or 7.7%, for the year ended December 31, 2019 compared to the prior year period. The increase in CAPP - Met operations non-GAAP coal revenues was primarily due to higher coal sales volume of 2.2 million tons as a result of the Merger, partially offset by lower non-GAAP coal sales realization of $14.01 per ton.

CAPP - Thermal operations non-GAAP coal revenues increased $215.6 million, or 604.1%, for the year ended December 31, 2019 compared to the prior year period. The increase in CAPP - Thermal operations non-GAAP coal revenues was primarily due to higher coal sales volume of 3.6 million tons and higher non-GAAP coal sales realization of $3.11 per ton. The CAPP - Thermal operations were acquired as part of the Alpha Merger and only the post-merger activity is reflected in the prior year results.

NAPP operations non-GAAP coal revenues decreased $3.9 million, or 1.4%, for the year ended December 31, 2019 compared to the prior year period. The decrease in NAPP operations non-GAAP coal revenues was primarily due to lower non-GAAP coal sales realization of $2.52 per ton, partially offset by higher coal sales volumes of 0.3 million tons.

	Year Ended December 31,		Increase (Decrease)
(In thousands, except for per ton data)	2019	2018	$	%
Non-GAAP cost of coal sales:
CAPP - Met operations	$1,133,794	$1,019,147	$114,647	11.2%
CAPP - Thermal operations	$234,027	$36,875	$197,152	534.6%
NAPP operations	$244,435	$238,942	$5,493	2.3%

Non-GAAP cost of coal sales per ton:
CAPP - Met operations	$87.71	$95.41	$(7.70)	(8.1)%
CAPP - Thermal operations	$55.48	$58.35	$(2.87)	(4.9)%
NAPP operations	$37.30	$38.09	$(0.79)	(2.1)%

Non-GAAP coal margin per ton:
CAPP - Met operations	$25.85	$32.16	$(6.31)	(19.6)%
CAPP - Thermal operations	$4.09	$(1.89)	$5.98	316.4%
NAPP operations	$5.00	$6.73	$(1.73)	(25.7)%

Non-GAAP cost of coal sales. CAPP - Met operations non-GAAP cost of coal sales increased $114.6 million, or 11.2%, for the year ended December 31, 2019 compared to the prior year period. The increase in CAPP - Met operations non-GAAP cost of coal sales was primarily due to increases in tons sold, salaries and wages expense, supplies and maintenance expense, and royalties and taxes related to properties acquired in the Merger, partially offset by decreased costs of purchased coal during the current period. The non-GAAP costs of coal sales per ton decreased by $7.70 primarily due to higher productivity as measured by clean tons per foot and feet per shift.

CAPP - Thermal operations non-GAAP cost of coal sales increased $197.2 million, or 534.6%, for the year ended December 31, 2019 compared to the prior year period. For the year ended December 31, 2019, CAPP - Thermal operations non-GAAP cost of coal sales consisted of 4.2 million tons sold at a non-GAAP coal margin per ton of $4.09. The non-GAAP coal margin per ton increased $5.98, or 316.4%, from the prior year period primarily due to improved sales realization. The CAPP - Thermal operations were acquired as part of the Alpha Merger and only the post-merger activity is reflected in the prior year results.

NAPP operations non-GAAP cost of coal sales increased $5.5 million, or 2.3%, for the year ended December 31, 2019 compared to the prior year period. The increase in NAPP operations non-GAAP cost of coal sales was primarily due to an increase in tons sold in the current period relative to the prior period, partially offset by a reduction in non-GAAP cost of coal sales per ton.

Our non-GAAP cost of coal sales includes purchased coal costs. In the following tables, we calculate adjusted cost of produced coal sold as non-GAAP cost of coal sales less purchased coal costs.

	Year Ended December 31, 2019
(In thousands, except for per ton data)	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Non-GAAP cost of coal sales	$1,133,794	$234,027	$244,435	$665	$1,612,921
Less: cost of purchased coal sold	(237,681)	(6,976)	—	—	(244,657)
Adjusted cost of produced coal sold	$896,113	$227,051	$244,435	$665	$1,368,264
Produced tons sold	10,727	4,091	6,554	8	21,380
Adjusted cost of produced coal sold per ton (1)	$83.54	$55.50	$37.30	$83.13	$64.00
(1) Cost of produced coal sold per ton for our operations is calculated as non-GAAP cost of produced coal sold divided by produced tons sold.

	Year Ended December 31, 2018
(In thousands, except for per ton data)	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Non-GAAP cost of coal sales	$1,019,147	$36,875	$238,942	$—	$1,294,964
Less: cost of purchased coal sold	(663,774)	(2,185)	—	—	(665,959)
Adjusted cost of produced coal sold	$355,373	$34,690	$238,942	$—	$629,005
Produced tons sold	4,751	595	6,273	—	11,619
Adjusted cost of produced coal sold per ton (1)	$74.80	$58.30	$38.09	$—	$54.14
(1) Cost of produced coal sold per ton for our operations is calculated as non-GAAP cost of produced coal sold divided by produced tons sold.

Segment Adjusted EBITDA

Segment Adjusted EBITDA for our reportable segments is a non-GAAP financial measure presented as a supplemental measure and is not intended to replace financial performance measures determined in accordance with GAAP. Moreover, this measure is not calculated identically by all companies and therefore may not be comparable to similarly titled measures used by other companies. Segment Adjusted EBITDA is presented because management believes it is a useful indicator of the financial performance of our coal operations. The following tables present a reconciliation of net (loss) income to Adjusted EBITDA for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019
(In thousands)	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Net income (loss) from continuing operations	$8,224	$(97,398)	$11,926	$(125,894)	$(203,142)
Interest expense	(1,209)	23	(723)	68,707	66,798
Interest income	(100)	—	(49)	(7,147)	(7,296)
Income tax benefit	—	—	—	(57,557)	(57,557)
Depreciation, depletion and amortization	153,006	57,483	12,864	5,439	228,792
Merger-related costs	—	—	—	1,090	1,090
Non-cash stock compensation expense	1,494	71	—	10,783	12,348
Mark-to-market adjustment - acquisition-related obligations	—	—	—	(3,564)	(3,564)
Accretion on asset retirement obligations	9,466	10,929	4,066	3,337	27,798
Loss on modification and extinguishment of debt	—	—	—	26,459	26,459
Asset impairment (1)	15,034	50,993	—	297	66,324
Goodwill impairment (2)	124,353	—	—	—	124,353
Cost impact of coal inventory fair value adjustment (3)	4,751	3,458	—	—	8,209
Gain on assets acquired in an exchange transaction (4)	(9,083)	—	—	—	(9,083)
Management restructuring costs (5)	—	—	—	7,720	7,720
Loss on partial settlement of benefit obligations	(1)	—	—	6,447	6,446
Amortization of acquired intangibles, net	10,389	(13,578)	3,101	—	(88)
Adjusted EBITDA	$316,324	$11,981	$31,185	$(63,883)	$295,607
(1) Asset impairment for the year ended December 31, 2019 includes a long-lived asset impairment of $60.2 million related to asset groups recorded within the CAPP - Met and CAPP - Thermal reporting segments and an asset impairment of $6.1 million primarily related to the write-off of prepaid purchased coal as a result of Blackjewel’s Chapter 11 bankruptcy filing on July 1, 2019. Refer to Note 2 and Note 4 for further information.
(2) The goodwill impairment testing as of December 31, 2019 resulted in a goodwill impairment of $124.4 million to write down the full carrying value of goodwill. Refer to Note 2 for further information.
(3) The cost impact of the coal inventory fair value adjustment as a result of the Alpha Merger was completed during the three months ended June 30, 2019.
(4) During the year ended December 31, 2019, we entered into an exchange transaction which primarily included the release of the PRB overriding royalty interest owed to us in exchange for met coal reserves which resulted in a gain of $9.1 million.
(5) Management restructuring costs are related to severance expense associated with senior management changes in the year ended December 31, 2019.

	Year Ended December 31, 2018
(In thousands)	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Net income (loss) from continuing operations	$306,898	$(10,796)	$4,193	$2,559	$302,854
Interest expense	260	1	(1,286)	39,835	38,810
Interest income	(40)	—	(34)	(1,875)	(1,949)
Income tax benefit	—	—	—	(165,363)	(165,363)
Depreciation, depletion and amortization	40,330	10,596	23,273	3,350	77,549
Merger-related costs	22	1	—	51,777	51,800
Management restructuring costs (1)	—	—	—	2,659	2,659
Non-cash stock compensation expense	408	24	—	11,546	11,978
Mark-to-market adjustment - acquisition-related obligations	—	—	—	24	24
Gain on settlement of acquisition-related obligations	—	—	—	(580)	(580)
Gain on sale of disposal group (2)	(16,386)	—	—	—	(16,386)
Accretion on asset retirement obligations	4,430	1,298	3,764	474	9,966
Loss on modification and extinguishment of debt	—	—	—	12,042	12,042
Cost impact of coal inventory fair value adjustment (3)	11,547	5,517	—	—	17,064
Amortization of acquired intangibles, net	(12,334)	(7,516)	14,458	—	(5,392)
Adjusted EBITDA	$335,135	$(875)	$44,368	$(43,552)	$335,076
(1) Management restructuring costs are related to severance expense associated with senior management changes in the year ended December 31, 2018.
(2) We recorded a gain on disposal of assets of $16.4 million within other (income) expense within the Consolidated Statements of Operations.
(3) The cost impact of the coal inventory fair value adjustment as a result of the Alpha Merger was completed during the three months ended June 30, 2019.

The following table summarizes Adjusted EBITDA for our three reportable segments and All Other category:

	Year Ended December 31,		Increase (Decrease)
(In thousands)	2019	2018	$	%
Adjusted EBITDA
CAPP - Met operations	$316,324	$335,135	$(18,811)	(5.6)%
CAPP - Thermal operations	11,981	(875)	12,856	NM
NAPP operations	31,185	44,368	(13,183)	(29.7)%
All Other	(63,883)	(43,552)	(20,331)	(46.7)%
Total	$295,607	$335,076	$(39,469)	(11.8)%

CAPP - Met operations. Adjusted EBITDA decreased $18.8 million, or 5.6%, for the year ended December 31, 2019 compared to the prior year period. The decrease in Adjusted EBITDA was primarily driven by decreased non-GAAP coal margin per ton of $6.31, partially offset by an increase in tons sold relative to the prior period.
CAPP - Thermal operations. Adjusted EBITDA for the CAAP - Thermal operations was $12.0 million for the year ended December 31, 2019. The CAPP- Thermal operations were acquired as part of the Alpha Merger and only the post-merger activity was reflected in the prior period.
NAPP operations. Adjusted EBITDA decreased $13.2 million, or 29.7%, for the year ended December 31, 2019 compared to the prior year period. The decrease in Adjusted EBITDA was primarily driven by decreased non-GAAP coal margin per ton of $1.73.
All Other category. Adjusted EBITDA decreased $20.3 million, or 46.7%, for the year ended December 31, 2019 compared to the prior year period. The decrease in Adjusted EBITDA was primarily driven by increases in costs associated with idled properties acquired in the Merger and increases in professional services fees, wages and benefits expenses, and severance pay.

Liquidity and Capital Resources
Our primary liquidity and capital resource requirements stem from the cost of our coal production and purchases, our capital expenditures, our debt service, our reclamation obligations, our regulatory costs and settlements, and associated costs. Our primary sources of liquidity are derived from sales of coal, our debt financing, and miscellaneous revenues.
We believe that cash on hand and cash generated from our operations will be sufficient to meet our working capital requirements, anticipated capital expenditures, debt service requirements, acquisition-related obligations, and reclamation obligations for the next 12 months. We have relied on a number of assumptions in budgeting for our future activities. These include the costs for mine development to sustain capacity of our operating mines, our cash flows from operations, effects of regulation and taxes by governmental agencies, mining technology improvements and reclamation costs. These assumptions are inherently subject to significant business, political, economic, regulatory, environmental and competitive uncertainties, contingencies and risks, all of which are difficult to predict and many of which are beyond our control. Increased scrutiny of ESG matters, specific to the coal sector, could negatively influence our ability to raise capital in the future and result in a reduced number of surety and insurance providers. We may need to raise additional funds more quickly if market conditions deteriorate, and we may not be able to do so in a timely fashion, or at all; or one or more of our assumptions prove to be incorrect or if we choose to expand our acquisition, exploration, appraisal, or development efforts or any other activity more rapidly than we presently anticipate. We may decide to raise additional funds before we need them if the conditions for raising capital are favorable. We may seek to sell equity or debt securities or obtain additional bank credit facilities. The sale of equity securities could result in dilution to our stockholders. The incurrence of additional indebtedness could result in increased fixed obligations and additional covenants that could restrict our operations.

At December 31, 2019, we had total liquidity of $327.8 million, including cash and cash equivalents of $212.8 million and $115.0 million of unused commitments available under the Amended and Restated Asset-Based Revolving Credit Agreement, subject to limitations described therein. On June 14, 2019, we entered into a $561.8 million Term Loan Credit Facility under the Credit Agreement. On November 9, 2018, we entered into a $225.0 million asset-based revolving credit facility under the Amended and Restated Asset-Based Revolving Credit Agreement expiring on April 3, 2022. Refer to Note 15 for disclosures on long-term debt.

Weak market conditions and depressed coal prices have resulted in operating losses. If market conditions do not improve, we expect to continue to experience operating losses and cash outflows in the coming quarters, which would adversely affect our liquidity. In particular, we expect a decrease in cash and cash equivalents to the extent that capital expenditures and other cash obligations, including our debt service obligations, exceed cash generated from our operations.

We have continued to take steps to enhance our capital structure and financial flexibility and reduce cash outflows from operations in the near term, including reductions in our SG&A and overhead costs, reductions in production volumes, and the amendment of our credit facility. We expect to engage in similar efforts in the future as opportunities arise through refinancing, repayment or repurchase of outstanding debt, amendment of our credit facilities, and other methods, and may consider the sale of other assets or businesses, and such other measures as circumstances warrant. We may decide to pursue or not pursue these opportunities at any time. Access to additional funds from liquidity-generating transactions or other sources of external financing is subject to market conditions and certain limitations, including our credit rating and covenant restrictions in our credit facility and indentures.

We sponsor three qualified non-contributory pension plans (“Pension Plans”) which cover certain salaried and non-union hourly employees. Participants accrue benefits either based on certain formulas, the participant’s compensation prior to retirement or plan specified amounts for each year of service. Benefits are frozen under these Pension Plans. Annual funding contributions to the Pension Plans are made as recommended by consulting actuaries based upon the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) funding standards. Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006. We expect to contribute $23.2 million to the Pension Plans in 2020. Refer to Note 20 for further disclosures related to this obligation.

To secure our obligations under certain worker’s compensation, black lung, reclamation-related obligations, general liabilities, and financial guarantees and other, we are required to provide cash collateral. At December 31, 2019, we had cash collateral in the amounts of $122.5 million, $8.9 million, and $21.9 million classified as long-term restricted cash, short-term and long-term deposits, and long-term restricted investments, respectively, on our Consolidated Balance Sheets. Future regulatory changes relating to these obligations could result in increased obligations, additional costs, or additional collateral requirements which could require greater use of alternative sources of funding for this purpose, which would reduce our liquidity. Refer to Note 27 for the subsequent event related to the new authorization process for self-insured coal mine operators being implemented by the U.S. Department of Labor (Division of Coal Mine Workers’ Compensation). Additionally, we have $12.4 million of short-term restricted cash held in escrow related to our contingent revenue obligation. Refer to Note 16 for further information regarding the contingent revenue obligation.

In November 2019, we announced the accelerated construction of a new impoundment at our Cumberland mine, for which we received the related permit in March 2020. This project was previously scheduled to begin in 2021. We estimate the cost of construction to be $61 million and expect that the project will require approximately two years to complete.

With respect to global economic events, there continues to be uncertainty and weakness in the coal industry. On December 11, 2019, S&P Global Ratings downgraded their issuer credit rating on Contura from ‘B’ to ‘B-’ and their issue-level rating on our senior secured debt from ‘B+’ to ‘B’ amid weak market conditions. The rating outlook was noted as stable. On February 27, 2020, Moody’s Investors Service downgraded Contura’s Corporate Family Rating to B3 from B2, senior secured term loan to Caa1 from B3, and Speculative Grade Liquidity Rating to SGL-3 from SGL-2. The rating outlook is negative. These issues bring potential liquidity risks for us, including the risks of declines in our stock value, declines in our cash and cash equivalents, less availability and higher costs of additional credit, and requests for additional collateral by surety providers.

In July 2019, the U.S. Department of Labor (Division of Coal Mine Workers’ Compensation or “DCMWC”) began implementing a new authorization process for all self-insured coal mine operators. As requested by DCMWC, we filed in October 2019 an application and supporting documentation for reauthorization to self-insure certain of our black lung obligations. As a result of this application, the DCMWC notified us in a letter dated February 21, 2020 and received by us on February 24, 2020, that we were reauthorized to self-insure certain of our black lung obligations for a period of one-year from February 21, 2020. The DCMWC reauthorization is contingent, however, upon us providing collateral of $65.7 million to secure certain of our black lung obligations. This collateral requirement, which the DCMWC advises represents 70% of our estimated future liability according to the DCMWC’s estimation methodology, is an increase of approximately 2,400% from the approximately $2.6 million in collateral which we (previously by Alpha prior to the Merger) have provided since 2016 to secure these self-insured black lung obligations. Future liability has not previously been estimated by the DCMWC in connection with the reauthorization process but is now being considered as part of its new collateral-setting methodology.

The reauthorization process provided us with the right to appeal the security determination in writing within 30 days of the date of the notification, which appeal period the DCMWC has agreed to extend to April 22, 2020, and we plan to exercise this right of appeal. We strongly disagree with the DCMWC’s substantially higher collateral determination and the methodology through which the calculation was derived. If our appeal is unsuccessful, we may be required to provide additional letters of credit in order to receive self-insurance reauthorization from the DCMWC or insure these black lung obligations through a third party provider, which would likely also require us to provide collateral. Either of these outcomes would significantly reduce our liquidity.

Capital Return Program

Refer to Note 13 for disclosures on the capital return program and related stock repurchases during the period.

Sale of PRB Operations

Refer to Note 4 and Item 7 Business Developments for disclosure information on discontinued operations.

Cash Flows

Cash, cash equivalents, and restricted cash decreased by $129.6 million and increased by $283.3 million over the years ended December 31, 2019 and 2018, respectively. The net change in cash, cash equivalents, and restricted cash was attributable to the following:

	Year Ended December 31,
	2019	2018
Cash flows (in thousands):
Net cash provided by operating activities	$131,880	$158,381
Net cash (used in) provided by investing activities	(191,752)	102,196
Net cash (used in) provided by financing activities	(69,694)	22,709
Net (decrease) increase in cash and cash equivalents and restricted cash	$(129,566)	$283,286

Operating Activities

Net cash flows from operating activities consist of net (loss) income adjusted for non-cash items, such as depreciation, depletion and amortization, goodwill impairment, asset impairment, accretion on asset retirement obligations, and changes in net working capital.

Net cash provided by operating activities for the year ended December 31, 2019 was $131.9 million and was primarily attributable to net loss of $316.3 million adjusted for depreciation, depletion and amortization of $315.2 million, goodwill impairment of $124.4 million, asset impairment of $83.5 million, accretion on asset retirement obligations of $33.8 million, loss on modification and extinguishment of debt of $26.5 million, employee benefit plans, net, of $20.8 million, amortization of debt issuance costs and accretion of debt discount of $14.1 million, and stock-based compensation of $12.4 million, partially offset by deferred income taxes of $12.1 million, and a $9.1 million gain on assets acquired in an exchange transaction. The change in our operating assets and liabilities of ($172.8) million was primarily attributable to decreases in asset retirement obligations of $111.6 million, increases in inventories, net, of $40.7 million, decreases in other non-current liabilities of $33.6 million, decreases trade accounts payable of $28.1 million, decreases in acquisition-related obligations of $28.1 million, decreases in accrued expenses and other current liabilities of $25.5 million, and increases in other non-current assets of $24.5 million, partially offset by decreases in prepaid expenses and other current assets of $56.7 million, resulting primarily from income tax refunds of $72.2 million, and decreases in trade accounts receivable, net, of $47.4 million.

Net cash provided by operating activities for the year ended December 31, 2018 was $158.4 million and was primarily attributable to net income of $299.2 million adjusted for depreciation, depletion and amortization of $77.5 million, employee benefit plans, net, of $9.2 million, accretion on asset retirement obligations of $10.0 million, loss on modification and extinguishment of debt of $12.0 million and stock-based compensation of $13.4 million, partially offset by a $16.9 million gain on disposal of assets and changes in deferred income taxes of $66.7 million. The change in our operating assets and liabilities of ($191.3) million was primarily attributed to increases in trade accounts receivable of $84.1 million, increases in prepaid expenses and other current assets of $44.3 million, increases in other non-current assets of $36.7 million, decreases in acquisition-related obligations of $14.5 million, and decreases in other non-current liabilities of $19.9 million, partially offset by decreases in inventories, net, of $33.2 million.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2019 was $191.8 million, primarily driven by capital expenditures of $192.4 million, purchases of investment securities of $92.9 million, and capital contributions to equity affiliates of $10.1 million, partially offset by maturity of investment securities of $100.3 million.

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

Financing Activities

Net cash used in financing activities for the year ended December 31, 2019 was $69.7 million, primarily attributable to principal repayments of debt of $552.8 million, common stock repurchases and related expenses of $37.6 million, and principal repayments of notes payable of $14.8 million, partially offset by proceeds from borrowings on debt of $544.9 million.

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

Long-Term Debt

Refer to Note 15 for additional disclosures on long-term debt.

Analysis of Material Debt Covenants

We were in compliance with all covenants under the Credit Agreement and the Amended and Restated Asset-Based Revolving Credit Agreement, as of December 31, 2019. A breach of the covenants in the Credit Agreement and the Amended and Restated Asset-Based Revolving Credit Agreement could result in a default under the terms of the agreement and the respective lenders could elect to declare all amounts borrowed due and payable.

Pursuant to the Amended and Restated Asset-Based Revolving Credit Agreement, during any Liquidity Period (capitalized terms as defined in the Amended and Restated Asset-Based Revolving Credit Agreement), our Fixed Charge Coverage Ratio cannot be less than 1.0 as of the last day of any Test Period, commencing with the Test Period ended immediately preceding the commencement of such Liquidity Period. The Fixed Charge Coverage Ratio is calculated as (a) Consolidated EBITDA of the Company and its Restricted Subsidiaries for such period, minus non-financed Capital Expenditures (including Capital Expenditures financed with the proceeds of any Loans) paid or payable currently in cash by the Company or any of its Subsidiaries for such period to (b) the Fixed Charges of the Company and its Restricted Subsidiaries during such period. As of December 31, 2019, we were not in a Liquidity Period.

Acquisition-Related Obligations

Refer to Note 16 for additional details and disclosures on acquisition-related obligations.

Off-Balance Sheet Arrangements

Refer to Note 23, part (c) for disclosures on off-balance sheet arrangements.

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

Contractual Obligations
The following is a summary of our significant contractual obligations as of December 31, 2019:

(in thousands)	2020	2021	2022	2023	2024	After 2024	Total
Long-term debt (1)	$24,993	$25,618	$18,118	$8,118	$536,519	$—	$613,366
Other debt (2)	3,492	3,418	2,206	179	—	—	9,295
Acquisition-related obligations	20,186	7,872	4,247	—	—	—	32,305
Contingent revenue obligation (3)	14,710	14,138	14,134	13,265	—	—	56,247
Equipment purchase commitments (4)	19,283	—	279	—	—	—	19,562
Transportation commitments	6,582	—	—	—	—	—	6,582
Operating leases	2,378	1,957	1,665	1,193	1,079	5,203	13,475
Minimum royalties	14,692	13,762	11,866	10,846	8,692	34,274	94,132
Coal purchase commitments (5)	47,865	—	—	—	—	—	47,865
Total	$154,181	$66,765	$52,515	$33,601	$546,290	$39,477	$892,829
(1) Includes Term Loan Credit Facility principal amounts of $5.6 million in 2020, $5.6 million in 2021, $5.6 million in 2022, $5.6 million in 2023, and $536.5 million in 2024. Cash interest payable on this obligation, with an interest rate of 9.00% as of December 31, 2019, would be approximately $51.0 million in 2020, $53.4 million in 2021, $55.3 million in 2022, $54.8 million in 2023, and $24.7 million in 2024. Also includes Lexington Coal Company (“LCC”) Note Payable principal amounts of $17.5 million in 2020, $17.5 million in 2021, and $10.0 million in 2022 and LCC Water Treatment Stipulation principal amounts of $1.9 million in 2020, $2.5 million in 2021, $2.5 million in 2022, and $2.5 million in 2023. Refer to Note 15 for principal payment and interest rate terms.
(2) Includes financing lease obligation principal amounts of $3.3 million in 2020, $2.8 million in 2021, $1.7 million in 2022, and $0.2 million in 2023. Cash interest payable on these obligations with interest rates ranging between 2.49% and 11.32%, would be approximately $0.3 million in 2020, $0.2 million in 2021, $0.1 million in 2022, and $5 thousand in 2023. Other debt includes principal amounts of $0.2 million in 2020, $0.6 million in 2021, and $0.5 million in 2022.
(3) Refer to Note 16 for further disclosures related to this obligation.
(4) Represents obligations under certain equipment purchase agreements that contain minimum quantities to be purchased in 2020 and 2022.
(5) Includes an estimated $3.7 million related to contractually committed variable priced tons from vendors with historical performance resulting in less than 20% of the committed tonnage being delivered.

Additionally, we have long-term liabilities relating to asset retirement obligations, pension, black lung benefits, life insurance benefits, and workers’ compensation benefits. The table below reflects the estimated undiscounted cash flows for these obligations:

(in thousands)	2020	2021	2022	2023	2024	After 2024	Total
Asset retirement obligation	$41,386	$36,774	$28,782	$34,034	$41,347	$575,408	$757,731
Pension benefit obligation (1)	30,992	31,148	31,691	32,414	32,901	1,045,518	1,204,664
Black lung benefit obligation	7,472	6,457	6,751	6,894	6,981	205,520	240,075
Life insurance benefit obligation	719	667	658	650	645	16,037	19,376
Workers’ compensation benefit obligation	13,711	9,513	7,465	6,329	5,686	85,168	127,872
Total	$94,280	$84,559	$75,347	$80,321	$87,560	$1,927,651	$2,349,718
(1) The estimated undiscounted cash flows will be paid from the defined benefit pension plan assets held within the defined benefit pension plan trust. Refer to Note 20 for further disclosures related to this obligation.
We expect to spend between $145 million and $165 million on capital expenditures during 2020.

Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other factors and assumptions, including the current economic environment, that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis and adjust such estimates and assumptions as facts and circumstances require. Foreign currency and energy markets, and fluctuations in demand for steel products have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results may differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
Business Combinations. We account for our business combinations under the acquisition method of accounting. The total cost of acquisitions is allocated to the underlying identifiable net tangible and intangible assets based on their respective estimated fair values. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment, the utilization of independent valuation experts, and often involves the use of significant estimates and assumptions with respect to the timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other items.
Reclamation. Our asset retirement obligations arise from the federal Surface Mining Control and Reclamation Act of 1977 and similar state statutes, which require that mine property be restored in accordance with specified standards and an approved reclamation plan. Significant reclamation activities include reclaiming refuse and slurry ponds, reclaiming the pit and support acreage at surface mines, sealing portals at deep mines, and the treatment of water. We determine the future cash flows necessary to satisfy our reclamation obligations on a permit-by-permit basis based upon current permit requirements and various estimates and assumptions, including estimates of disturbed acreage, cost estimates, and assumptions regarding productivity. We are also faced with increasingly stringent environmental regulation, much of which is beyond our control, which could increase our costs and materially increase our asset retirement obligations. Estimates of disturbed acreage are determined based on approved mining plans and related engineering data. Cost estimates are based upon third-party costs. Productivity assumptions are based on historical experience with the equipment that is expected to be utilized in the reclamation activities. Our asset retirement obligations are initially recorded at fair value. In order to determine fair value, we use assumptions including a discount rate and third-party margin. Each is discussed further below:

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

•
Third-Party Margin. The measurement of an obligation at fair value is based upon the amount a third party would demand to perform the obligation. Because we plan to perform a significant amount of the reclamation activities with internal resources, a third-party margin was added to the estimated costs of these activities. This margin was estimated based upon our historical experience with contractors performing similar types of reclamation activities. The inclusion of this margin will result in a recorded obligation that is greater than our estimates of our cost to perform the reclamation activities. If our cost estimates are accurate, the excess of the recorded obligation over the cost incurred to perform the work will be recorded within depreciation, depletion and amortization within our Consolidated Statements of Operations at the time that reclamation work is completed.

On at least an annual basis, we review our reclamation liabilities and make necessary adjustments for permit changes as granted by state authorities, additional costs resulting from accelerated mine closures, and revisions to cost estimates and productivity assumptions to reflect current experience and updated plans. At December 31, 2019, we had recorded asset retirement obligation liabilities of $224.7 million, including amounts reported as current. While the precise amount of these future costs cannot be determined with certainty, as of December 31, 2019, we estimate that the aggregate undiscounted cost of final mine closures is approximately $757.7 million.
Retirement Plans. We have three non-contributory defined benefit retirement plans (the “Pension Plans”) covering certain of our salaried and non-union hourly employees, all of which are frozen. Benefits are based on either the employee’s compensation prior to retirement or stated amounts for each year of service with us. Funding of the Pension Plans is in accordance with requirements of ERISA, and our contributions can be deducted for federal income tax purposes. We contributed $9.3 million to our Pension Plans for the year ended December 31, 2019. For the year ended December 31, 2019, we recorded a net periodic benefit cost of $5.5 million, which included a settlement of $6.2 million, for our Pension Plans and have recorded net obligations of $204.1 million.
The calculation of the net periodic benefit expense (credit) and projected benefit obligation associated with our Pension Plans requires the use of a number of assumptions, which are used by our independent actuaries to make the underlying calculations. Changes in these assumptions can result in different net periodic benefit expense and liability amounts, and actual experience can differ from the assumptions.

•
The expected long-term rate of return on plan assets is an assumption of the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. We establish the expected long-term rate of return at the beginning of each fiscal year based upon historical returns and projected returns on the underlying mix of invested assets. The Pension Plans investment targets are 40% equity securities and 60% fixed income funds. Investments are rebalanced on a periodic basis to stay within these targeted guidelines. The long-term rate of return assumption used to determine net periodic benefit expense was 5.80% for the year ended December 31, 2019. The long-term rate of return assumption to be used in 2020 is expected to be 5.90%. Any difference between the actual experience and the assumed experience is deferred as an unrecognized actuarial gain or loss and amortized into expense in future periods.

•
The discount rate represents our estimate of the interest rate at which pension benefits could be effectively settled. Assumed discount rates are used in the measurement of the projected and accumulated benefit obligations and the interest cost component of the net periodic benefit expense. In estimating that rate, we use rates of return on high quality, fixed income investments. The weighted average discount rate used to determine pension expense was 4.01% for the year ended December 31, 2019. The differences resulting from actual versus assumed discount rates are amortized into pension expense (credit) over the remaining average life of the active plan participants. A one percentage-point increase in the discount rate would increase the net periodic pension cost for the year ended December 31, 2019 by approximately $3.0 million and decrease the projected benefit obligation as of December 31, 2019 by approximately $83.2 million. The corresponding effects of a one percentage-point decrease in discount rate would decrease the net periodic pension cost for the year ended December 31, 2019 by approximately $4.1 million and increase the projected benefit obligation as of December 31, 2019 by approximately $104.2 million.

Coal Workers’ Pneumoconiosis. We are required by federal and state statues to provide benefits to employees for awards related to coal workers’ pneumoconiosis disease (black lung). Certain of our subsidiaries are insured for black lung obligations by a third-party insurance provider and certain subsidiaries are self-insured for state black lung obligations. Certain other subsidiaries are self-insured for federal black lung benefits and may fund benefit payments through Section 501(c)(21) tax-exempt trust fund. Provisions are made for estimated benefits based on annual evaluations prepared by independent actuaries. Charges are made to operations for self-insured black lung claims, as determined by an independent actuary at the present value of the actuarially computed liability for such benefits over the employee’s applicable term of service. These actuarially determined liabilities use various actuarial assumptions, including the discount rate, future cost trends, demographic assumptions, and return on plan assets to estimate the costs and obligations for these items. The discount rate represents our estimate of the interest rate at which black lung obligations could be effectively settled. Assumed discount rates are used in the measurement of the black lung benefit obligations and the interest cost and service cost components of the net periodic benefit expense. In estimating that rate, we use rates of return on high quality, fixed income investments. Refer to Note 20 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for the weighted-average rate assumptions related to black lung obligations used to determine the benefit obligation. If our assumptions do not materialize as expected, actual cash expenditures and costs that we incur could differ materially from our current estimates. Moreover, regulatory changes could affect our obligation to satisfy these or additional obligations. As of December 31, 2019, we had estimated black lung obligations of approximately $120.1 million, including amounts reported as current, which are net of assets of $2.7 million that are held in a tax-exempt trust fund.
Income Taxes. We recognize deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating our ability to recover our deferred tax assets within the jurisdiction in which they arise, we consider all available positive and negative evidence, including the expected reversals of deferred tax liabilities, projected future taxable income, taxable income available via carryback to prior years, tax planning strategies, and results of recent operations. We assess the realizability of our deferred tax assets, including scheduling the reversal of our deferred tax assets and liabilities, to determine the amount of valuation allowance needed. Scheduling the reversal of deferred tax asset and liability balances requires judgment and estimation. We believe the deferred tax liabilities relied upon as future taxable income in our assessment will reverse in the same period and jurisdiction and are of the same character as the temporary differences giving rise to the deferred tax assets that will be realized. At December 31, 2019, a valuation allowance of $133.0 million has been provided on federal and state net operating losses and gross deferred tax assets not expected to provide future tax benefits.
Asset Impairment. U.S. GAAP requires that a long-lived asset group that is held and used should be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset group might not be recoverable. Once indicators of potential impairment are identified, testing of a long-lived asset group for impairment is a two-step process. Step one evaluates the recoverability of an asset group by comparing its projected future net undiscounted cash flows to its carrying value. If the carrying value of an asset group exceeds its projected future net undiscounted cash flows, step two is performed whereby the fair value of the asset group is estimated and compared to its carrying amount. The amount of any potential impairment is equal to the excess of an asset group’s carrying value over its estimated fair value. The amount of any potential impairment is allocated to the individual long-lived assets within the asset group on a pro-rata basis, except that the carrying value of individual long-lived assets are not reduced below their individual estimated fair values. Long-lived assets located in a close geographic area are grouped together for purposes of impairment testing when, after considering revenue and cost interdependencies, circumstances indicate the assets are used together to produce future cash flows. Our asset groups generally consist of the assets and applicable liabilities of one or more mines and preparation plants and associated coal reserves for which cash flows are largely independent of cash flows of other mines, preparation plants and associated reserves.
During the year ended December 31, 2019, we determined that indicators of impairment were present for three long-lived asset groups within each of our CAPP - Met and CAPP - Thermal reporting segments and performed impairment testing as of December 31, 2019. At December 31, 2019, we determined that the carrying amounts of the asset groups exceeded both their undiscounted cash flows and their estimated fair values. As a result, the Company recorded a long-lived asset impairment of $60.2 million. Our estimates of undiscounted cash flows are dependent upon a number of significant management estimates about future performance including sales volumes and prices, costs to produce, income taxes, and capital spending, among others. Changes in any of these assumptions could materially impact the estimated undiscounted cash flows of our asset groups. Additionally, during the year ended December 31, 2019, the Company recorded additional asset impairments of $6.2 million primarily related to the write-off of prepaid purchased coal as a result of Blackjewel’s Chapter 11 bankruptcy filing on July 1, 2019. Refer to Note 2 and Note 4 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Goodwill. Goodwill represents the excess of purchase price over the fair value of the identifiable net assets of acquired companies. Goodwill is not amortized; instead, it is tested for impairment annually as of October 31 of each year, or more frequently if indicators of impairment exist.

We performed an interim goodwill impairment test as of August 31, 2019 due to a decline in the Company’s market capitalization to amounts below book value combined with a decline in global metallurgical coal pricing which indicated that the fair value of the CAPP - Met segment reporting unit may have been below its carrying value. Following the quantitative testing, we concluded that the fair value of the reporting unit exceeded its carrying value and no amounts of goodwill were impaired. As of October 31, 2019, we performed our annual goodwill impairment test and concluded that more likely than not the fair value of its CAPP - Met reporting unit to which our goodwill is allocated exceeded its carrying value. As a result, no amounts of goodwill were considered impaired as a result of impairment testing at October 31, 2019.

However, due to the continued weakening in coal market pricing combined with a significant market price decline for our stock late in the fourth quarter of 2019, we performed an interim goodwill impairment test as of December 31, 2019. Following the quantitative testing, we concluded that the carrying value of the CAPP - Met reporting unit exceeded its fair value and recorded a goodwill impairment of $124.4 million to write down the full carrying value of goodwill. Refer to Note 2 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Prior to performing a quantitative goodwill impairment test, the Company first has the option of performing a qualitative assessment of goodwill. If the Company determines based on its qualitative assessment that more likely than not that the fair value of a reporting unit containing goodwill exceeds its carrying amount, no further impairment testing is required. If a quantitative impairment test is required, the Company compares the fair value of a reporting unit including goodwill to its carrying value. If the fair value of the reporting unit is lower than its carrying amount, its goodwill is written down by the lesser of the amount by which the reporting units carrying amount exceeded its fair value or its carrying value of goodwill.

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

Contingent Revenue Obligation. Our contingent revenue obligation was assumed in connection with the Merger. Determining the fair value of this obligation requires management’s judgment and the utilization of independent valuation experts, and involves the use of significant estimates and assumptions with respect to forecasts of future revenues and discount rates. The Company forecasts future revenues for the duration of the obligation for the properties subject to the obligation. Discount rates are determined based on the risk associated with the projected cash flows. If our assumptions do not materialize as expected, actual payments made under the obligation could differ materially from our current estimates. For a further discussion of the factors that could result in a change in our assumptions, see “Risk Factors” in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission.

New Accounting Pronouncements. Refer to Note 2 for disclosures related to new accounting policies adopted.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

We manage our commodity price risk for coal sales through the use of coal supply agreements. As of March 6, 2020, we expect to ship on sales commitments of approximately 6.4 million tons of NAPP coal for 2020, all of which is priced, 12.3 million tons of CAPP - Met coal for 2020, 52% of which is priced, and 3.0 million tons of CAPP - Thermal coal for 2020, all of which is priced.
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

We expect to use approximately 22.1 million and 19.8 million gallons of diesel fuel in 2020 and 2021, respectively.

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

Interest Rate Risk

As of December 31, 2019, we had exposure to changes in interest rates through the asset-based revolving credit facility under our Amended and Restated Asset-Based Revolving Credit Agreement, which bears interest based on the character of the loan (defined as either “Base Rate Loan” or “Eurocurrency Rate Loan”) plus an applicable rate ranging from 1.00% to 1.50% for Base Rate Loans and 2.00% to 2.50% for Eurocurrency Rate Loans, depending on the amount of credit available. As of December 31, 2019, the Company had no borrowings under the Asset-Based Term Loan Credit Agreement.

As of December 31, 2019, we also had exposure to changes in interest rates through the Term Loan Credit Facility under our Credit Agreement, which bears an interest rate per annum based on the character of the loan (defined as either “Base Rate Loan” or “Eurocurrency Rate Loan”) plus an applicable rate of 6.00% to 7.00% on or prior to June 14, 2021, the second anniversary of the Closing Date, and 7.00% to 8.00% thereafter (the “Applicable Rate”). As of December 31, 2019, a 50 basis point increase or decrease in interest rates would increase or decrease our annual interest expense by approximately $2.8 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Contura Energy, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Contura Energy, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive (loss) income, cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 18, 2020 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition effective January 1, 2018 due to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

Richmond, Virginia
March 18, 2020

CONTURA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Coal revenues	$2,282,007	$2,020,889	$1,392,481
Freight and handling revenues	—	—	247,402
Other revenues	8,253	10,316	10,086
Total revenues	2,290,260	2,031,205	1,649,969
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	1,924,709	1,661,118	1,327,297
Depreciation, depletion and amortization	228,792	77,549	34,910
Accretion on asset retirement obligations	27,798	9,966	9,934
Amortization of acquired intangibles, net	(88)	(5,392)	59,007
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	78,953	59,271	67,459
Merger-related costs	1,090	51,800	—
Secondary offering costs	—	—	4,491
Asset impairment	66,324	—	—
Goodwill impairment	124,353	—	—
Total other operating (income) loss:
Mark-to-market adjustment for acquisition-related obligations	(3,564)	24	3,221
Gain on settlement of acquisition-related obligations	—	(580)	(38,886)
Other (income) expense	(575)	(16,311)	178
Total costs and expenses	2,447,792	1,837,445	1,467,611
(Loss) income from operations	(157,532)	193,760	182,358
Other income (expense):
Interest expense	(66,798)	(38,810)	(35,977)
Interest income	7,296	1,949	210
Loss on modification and extinguishment of debt	(26,459)	(12,042)	(38,701)
Equity loss in affiliates	(6,874)	(6,112)	(3,339)
Bargain purchase gain	—	—	1,011
Miscellaneous (loss) income, net	(10,332)	(1,254)	194
Total other expense, net	(103,167)	(56,269)	(76,602)
(Loss) income from continuing operations before income taxes	(260,699)	137,491	105,756
Income tax benefit	57,557	165,363	67,979
Net (loss) income from continuing operations	(203,142)	302,854	173,735
Discontinued operations:
Loss from discontinued operations before income taxes	(117,391)	(4,994)	(36,894)
Income tax benefit from discontinued operations	4,214	1,305	17,681
Loss from discontinued operations	(113,177)	(3,689)	(19,213)
Net (loss) income	$(316,319)	$299,165	$154,522

Basic (loss) income per common share:

(Loss) income from continuing operations	$(10.80)	$27.61	$17.01
Loss from discontinued operations	(6.02)	(0.33)	(1.89)
Net (loss) income	$(16.82)	$27.28	$15.12

Diluted (loss) income per common share:
(Loss) income from continuing operations	$(10.80)	$25.86	$16.13
Loss from discontinued operations	(6.02)	(0.32)	(1.78)
Net (loss) income	$(16.82)	$25.54	$14.35

Weighted average shares - basic	18,808,460	10,967,014	10,216,464
Weighted average shares - diluted	18,808,460	11,712,653	10,770,005

Refer to accompanying Notes to Consolidated Financial Statements.

CONTURA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Amounts in thousands)

	Year Ended December 31,
	2019	2018	2017
Net (loss) income	$(316,319)	$299,165	$154,522
Other comprehensive loss, net of tax:
Employee benefit plans:
Current period actuarial loss	$(42,891)	$(22,895)	$(3,832)
Income tax	—	1,572	—
	$(42,891)	$(21,323)	$(3,832)
Less: reclassification adjustments for amounts reclassified to earnings due to amortization of net actuarial loss (gain) and settlements	7,405	155	(203)
Income tax	—	(14)	—
	$7,405	$141	$(203)
Total other comprehensive loss, net of tax	$(35,486)	$(21,182)	$(4,035)
Total comprehensive (loss) income	$(351,805)	$277,983	$150,487

Refer to accompanying Notes to Consolidated Financial Statements.

CONTURA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$212,793	$233,599
Trade accounts receivable, net of allowance for doubtful accounts of $0 as of December 31, 2019 and 2018	244,666	292,617
Inventories, net	162,659	121,965
Prepaid expenses and other current assets	91,361	158,945
Current assets - discontinued operations	—	22,475
Total current assets	711,479	829,601
Property, plant, and equipment, net of accumulated depreciation and amortization of $314,276 and $106,766 as of December 31, 2019 and 2018	583,262	699,990
Owned and leased mineral rights, net of accumulated depletion and amortization of $27,877 and $11,390 as of December 31, 2019 and 2018	523,141	528,232
Goodwill	—	95,624
Other acquired intangibles, net of accumulated amortization of $32,686 and $20,267 as of December 31, 2019 and 2018	125,145	154,584
Long-term restricted cash	122,524	227,173
Deferred income taxes	33,065	27,179
Other non-current assets	204,207	183,675
Total assets	$2,302,823	$2,746,058
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$28,485	$42,743
Trade accounts payable	98,746	114,568
Acquisition-related obligations - current	33,639	27,334
Accrued expenses and other current liabilities	154,282	148,699
Current liabilities - discontinued operations	—	21,892
Total current liabilities	315,152	355,236
Long-term debt	564,481	545,269
Acquisition-related obligations - long-term	46,259	72,996
Workers’ compensation and black lung obligations	260,778	249,294
Pension obligations	204,086	180,802
Asset retirement obligations	184,130	203,694
Deferred income taxes	422	15,118
Other non-current liabilities	31,393	52,415
Non-current liabilities - discontinued operations	—	94
Total liabilities	1,606,701	1,674,918
Commitments and Contingencies (Note 23)
Stockholders’ Equity
Preferred stock - par value $0.01, 5.0 million shares authorized at December 31, 2019 and 2018, none issued	—	—
Common stock - par value $0.01, 50.0 million shares authorized, 20.5 million issued and 18.2 million outstanding at December 31, 2019 and 20.2 million issued and 19.1 million outstanding at December 31, 2018	205	202
Additional paid-in capital	775,707	761,301

Accumulated other comprehensive loss	(58,616)	(23,130)
Treasury stock, at cost: 2.3 million shares at December 31, 2019 and 1.1 million shares at December 31, 2018	(107,984)	(70,362)
Retained earnings	86,810	403,129
Total stockholders’ equity	696,122	1,071,140
Total liabilities and stockholders’ equity	$2,302,823	$2,746,058

Refer to accompanying Notes to Consolidated Financial Statements.

CONTURA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities:
Net (loss) income	$(316,319)	$299,165	$154,522
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	315,162	77,549	65,000
Amortization of acquired intangibles, net	(88)	(5,392)	59,007
Accretion of acquisition-related obligations discount	5,522	5,627	7,531
Amortization of debt issuance costs and accretion of debt discount	14,070	4,483	2,884
Mark-to-market adjustment for acquisition-related obligations	(3,564)	24	3,221
Gain on settlement of acquisition-related obligations	—	(580)	(38,886)
Loss (gain) on disposal of assets	8,142	(16,852)	(570)
Gain on assets acquired in an exchange transaction	(9,083)	—	—
Bargain purchase gain	—	—	(1,011)
Accretion on asset retirement obligations	33,759	9,966	21,275
Employee benefit plans, net	20,846	9,231	11,739
Deferred income taxes	(12,098)	(66,682)	(78,744)
Loss on sale of Powder River Basin	—	—	36,086
Goodwill impairment	124,353	—	—
Asset impairment	83,485	—	—
Loss on modification and extinguishment of debt	26,459	12,042	38,701
Stock-based compensation	12,397	13,354	20,372
Equity in loss of affiliates	6,874	6,112	3,325
Other, net	(5,204)	1,643	—
Changes in operating assets and liabilities
Trade accounts receivable, net	47,424	(84,139)	34,840
Inventories, net	(40,694)	33,232	441
Prepaid expenses and other current assets	56,671	(44,266)	(40,425)
Deposits	15,170	(7,493)	38,447
Other non-current assets	(24,460)	(36,655)	24,498
Trade accounts payable	(28,148)	(7,075)	6,102
Accrued expenses and other current liabilities	(25,495)	(7,345)	(12,207)
Acquisition-related obligations	(28,128)	(14,500)	(22,800)
Asset retirement obligations	(111,616)	(3,175)	(2,567)
Other non-current liabilities	(33,557)	(19,893)	(16,521)
Net cash provided by operating activities	131,880	158,381	314,260
Investing activities:
Capital expenditures	(192,411)	(81,881)	(83,121)
Payments on disposal of assets	—	(10,250)	—
Proceeds on disposal of assets	2,780	997	2,579
Capital contributions to equity affiliates	(10,051)	(5,253)	(5,691)
Cash, cash equivalents and restricted cash acquired in acquisition, net of amounts paid	—	198,506	—
Purchase of additional ownership interest in equity affiliate	—	—	(13,293)

Cash paid on sale of Powder River Basin	—	—	(21,375)
Purchase of investment securities	(92,855)	(3,280)	(406)
Maturity of investment securities	100,250	3,360	—
Other, net	535	(3)	—
Net cash (used in) provided by investing activities	(191,752)	102,196	(121,307)
Financing activities:
Proceeds from borrowings on debt	544,946	537,750	396,000
Principal repayments of debt	(552,809)	(471,704)	(369,500)
Principal repayments of financing lease obligations	(3,654)	(533)	(1,009)
Form S-4 costs	—	(3,918)	—
Debt issuance costs	(6,689)	(14,931)	(14,385)
Debt extinguishment costs	—	—	(25,036)
Debt amendment costs	—	—	(4,520)
Common stock repurchases and related expenses	(37,622)	(20,270)	(49,932)
Special dividend paid	—	—	(100,735)
Principal repayments of notes payable	(14,818)	(3,844)	(1,517)
Other, net	952	159	352
Net cash (used in) provided by financing activities	(69,694)	22,709	(170,282)
Net (decrease) increase in cash and cash equivalents and restricted cash	(129,566)	283,286	22,671
Cash and cash equivalents and restricted cash at beginning of period	477,246	193,960	171,289
Cash and cash equivalents and restricted cash at end of period	$347,680	$477,246	$193,960

Supplemental cash flow information:
Cash paid for interest	$51,877	$27,340	$40,635
Cash paid for income taxes	$3,039	$37	$13,328
Cash received for income tax refunds	$72,236	$14,157	$—
Supplemental disclosure of noncash investing and financing activities:
Financing leases and capital financing - equipment	$5,324	$6,513	$1,574
Accrued capital expenditures	$4,110	$6,879	$9,408
Issuance of equity in connection with acquisition	$—	$664,460	$—
Net balance due to Alpha deemed effectively settled	$—	$47,048	$—
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	As of December 31,
	2019	2018	2017
Cash and cash equivalents	$212,793	$233,599	$141,924
Short-term restricted cash (included in prepaid expenses and other current assets)	12,363	16,474	11,615
Long-term restricted cash	122,524	227,173	40,421
Total cash and cash equivalents and restricted cash	$347,680	$477,246	$193,960
Refer to accompanying Notes to Consolidated Financial Statements.

CONTURA ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	(Accumulated Deficit) Retained Earnings	Total Stockholders’ Equity / Predecessor Business Equity
Balances, December 31, 2016	$103	$45,964	$2,087	$—	$(10,930)	$37,224
Retrospective warrants adjustment	—	1,166	—	—	33,975	35,141
Net income	—	—	—	—	154,522	154,522
Other comprehensive loss, net	—	—	(4,035)	—	—	(4,035)
Stock-based compensation and net issuance of common stock for share vesting	4	20,205	—	—	—	20,209
Special dividend	—	(27,132)	—	—	(73,603)	(100,735)
Common stock repurchase and related expenses	—	—	—	(50,040)	—	(50,040)
Warrant exercises	1	413	—	(52)	—	362
Balances, December 31, 2017	$108	$40,616	$(1,948)	$(50,092)	$103,964	$92,648
Net income	—	—	—	—	299,165	299,165
Other comprehensive loss, net	—	—	(21,182)	—	—	(21,182)
Stock-based compensation and net issuance of common stock for share vesting	—	13,031	—	—	—	13,031
Exercise of stock options	—	146	—	—	—	146
Common stock repurchases and related expenses	—	—	—	(20,266)	—	(20,266)
Warrant exercises	—	12	—	(4)	—	8
Form S-4 costs	—	(3,918)	—	—	—	(3,918)
Equity consideration for the Alpha Merger	94	664,366	—	—	—	664,460
Net balances due to Alpha deemed effectively settled	—	47,048	—	—	—	47,048
Balances, December 31, 2018	$202	$761,301	$(23,130)	$(70,362)	$403,129	$1,071,140
Net loss	—	—	—	—	(316,319)	(316,319)
Other comprehensive loss, net	—	—	(35,486)	—	—	(35,486)
Stock-based compensation and net issuance of common stock for share vesting	1	13,455	—	—	—	13,456
Exercise of stock options	2	932	—	—	—	934
Common stock repurchases and related expenses	—	—	—	(37,622)	—	(37,622)
Warrant exercises	—	19	—	—	—	19
Balances, December 31, 2019	$205	$775,707	$(58,616)	$(107,984)	$86,810	$696,122
Refer to accompanying Notes to Consolidated Financial Statements.

CONTURA ENERGY, INC. AND SUBSIDIARIES
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
A Merger with ANR, Inc. (“ANR”) and Alpha Natural Resources Holdings, Inc. (“Holdings,” and, together with ANR, the "Alpha Companies”) was completed on November 9, 2018 (the “Merger” or the “Alpha Merger”). Refer to Note 3 for information on terms of the definitive merger agreement (the “Merger Agreement”). Upon the consummation of the transactions contemplated by the Merger Agreement, Contura began trading on the New York Stock Exchange under the ticker “CTRA.”

Basis of Presentation

Together, the consolidated balance sheet and consolidated statements of operations, comprehensive (loss) income, cash flows and stockholders’ equity for the Company are referred to as the “Financial Statements.” The Financial Statements are also referred to as “Consolidated” and references across periods are generally labeled “Balance Sheets,” “Statements of Operations,” and “Statements of Cash Flows.”
The Consolidated Financial Statements include all wholly owned subsidiaries’ results of operations for the years ended December 31, 2019, 2018 and 2017. All significant intercompany transactions have been eliminated in consolidation.

For the year ended December 31, 2018, the Alpha Companies’ financial results are included in the Financial Statements for the period from November 9, 2018 through December 31, 2018. The Alpha Companies’ financial results are not included in the Financial Statements in periods prior to November 9, 2018. Refer to Note 3 for information on Alpha Merger.

On December 8, 2017, the Company closed a transaction with Blackjewel L.L.C. (“Buyer”) to sell the Eagle Butte and Belle Ayr mines located in the Powder River Basin (“PRB”), Wyoming, along with related coal reserves, equipment, infrastructure and other real properties. The PRB results of operations and financial position are reported as discontinued operations in the Consolidated Financial Statements. The historical information in the accompanying Notes to the Consolidated Financial Statements has been restated to reflect the effects of the PRB operations being reported as discontinued operations in the Consolidated Financial Statements. Refer to Note 4 for further information on discontinued operations.

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).
Liquidity Risks and Uncertainties

Weak market conditions and depressed coal prices have resulted in operating losses. If market conditions do not improve, the Company may experience continued operating losses and cash outflows in the coming quarters, which would adversely affect its liquidity. The Company may need to raise additional funds more quickly if market conditions deteriorate, and may not be able to do so in a timely fashion, or at all. The Company has cash on hand which will be sufficient to meet its working capital requirements, anticipated capital expenditures, debt service requirements, acquisition-related obligations, and reclamation obligations for the 12 months subsequent to the issuance of these financial statements. The Company relies on a number of assumptions in budgeting for future activities. These include the costs for mine development to sustain capacity of its operating mines, cash flows from operations, effects of regulation and taxes by governmental agencies, mining technology improvements and reclamation costs. These assumptions are inherently subject to significant business, political, economic, regulatory, environmental and competitive uncertainties, contingencies and risks, all of which are difficult to predict and many of which are beyond the Company’s control. Therefore, the cash on hand and from future operations will be subject to any significant changes in these assumptions.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

Reclassifications

Freight and handling costs has been reclassified in the prior year periods from a separate line item into cost of coal sales in the Consolidated Statements of Operations to conform to the current year presentation.
(2) Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include inventories; mineral reserves; asset impairments; goodwill impairment; reclamation obligations; post-employment and other employee benefit obligations; useful lives, depletion and amortization; reserves for workers’ compensation and black lung claims; deferred income taxes; income taxes refundable and receivable; reserves for contingencies and litigation; fair value of financial instruments; and fair value adjustments for acquisition accounting. Estimates are based on facts and circumstances believed to be reasonable at the time; however, actual results could differ from those estimates.

Cash and Cash Equivalents

 Cash and cash equivalents consist of cash held with reputable depository institutions and highly liquid, short-term investments with original maturities of three months or less. Cash and cash equivalents are stated at cost, which approximates fair value. As of December 31, 2019 and December 31, 2018, the Company’s cash equivalents of $212,793 and $233,599, respectively, consisted of highly-rated money market funds.

Restricted Cash

Amounts included in restricted cash represent cash deposits that are restricted as to withdrawal as required by certain agreements entered into by the Company and provide collateral in the amounts of $38,944, $12,706, $67,868, and $3,006 as of December 31, 2019 for securing the Company’s obligations under certain workers’ compensation, black lung, reclamation-related obligations, and financial guarantees and other, respectively, which have been written on the Company’s behalf. Additionally, the Company had $12,363 of short-term restricted cash held in escrow related to the Company’s contingent revenue payment obligation as of December 31, 2019. As of December 31, 2018, collateral was provided in the amounts of $90,759, $29,611, $86,217, $27,386, and $2,833 for securing the Company’s obligations under certain workers’ compensation, black lung, reclamation-related obligations, general liabilities, and financial guarantees, respectively, which have been written on the Company’s behalf. Additionally, the Company had $6,841 of short-term restricted cash held in escrow related to the Company’s contingent revenue payment obligation as of December 31, 2018. Refer to Note 16 for further information regarding the contingent payment revenue obligation. The Company’s restricted cash is primarily invested in interest-bearing accounts. This restricted cash is classified as both short-term and long-term on the Company’s Consolidated Balance Sheets.

Restricted Investments

Amounts included in restricted investments consist of certificates of deposit, mutual funds, and U.S. treasury bills classified as either trading securities or held-to-maturity securities. The trading securities are recorded initially at cost and adjusted to fair value at each reporting period. The trading securities’ unrealized gains and losses resulting from fair value adjustments are recorded in current period earnings or loss. The held-to-maturity securities are recorded at amortized cost with interest income recorded in current period earnings.

These restricted investments are restricted as to withdrawal as required by certain agreements entered into by the Company and provide collateral in the amounts of $3,100 and $18,786 as of December 31, 2019 for securing the Company’s obligations under certain workers’ compensation and reclamation-related obligations, respectively, which have been written on the Company’s behalf, of which $13,508 are classified as trading securities and $8,378 are classified as held-to-maturity securities. As of December 31, 2018, collateral was provided in the amounts of $1,888, $27,049, and $200 for securing the Company’s obligations under certain workers’ compensation, reclamation-related obligations, and general liabilities, respectively, which

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

have been written on the Company’s behalf, of which all were classified as held-to-maturity securities. These restricted investments are classified as long-term on the Company’s Consolidated Balance Sheets.

Deposits

Deposits represent cash deposits held at third parties as required by certain agreements entered into by the Company to provide cash collateral. The Company had cash collateral in the form of deposits in the amounts of $8,887 and $1,836 as of December 31, 2019 and $24,002 and $1,390 as of December 31, 2018 to secure the Company’s obligations under reclamation-related obligations and various other operating agreements, respectively. These deposits are classified as both short-term and long-term on the Company’s Consolidated Balance Sheets.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company records an allowance for doubtful accounts at the estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company establishes provisions for losses on accounts receivable when it is probable that all or part of the outstanding balance will not be collected. The Company regularly reviews its accounts receivable balances and establishes or adjusts the allowance as necessary primarily using the specific identification method. The allowance for doubtful accounts was $0 at both December 31, 2019 and 2018. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Inventories

Coal is reported as inventory at the point in time the coal is extracted from the mine. Raw coal represents coal stockpiles that may be sold in current condition or may be further processed prior to shipment to a customer. Saleable coal represents coal stockpiles that require no further processing prior to shipment to a customer.

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

Discontinued Operations

In accordance with Accounting Standards Codification (“ASC”) 205-20-45, the Company treats a disposal transaction as a discontinued operation when the disposal of a component or group of components represents a strategic shift that will have a major effect on the Company’s operations and financial results. In the period in which the discontinued operations criteria are met, the assets and liabilities of the discontinued operations are separately presented on the Company's Consolidated Balance Sheets and the results of operations, including any gain or loss recognized, is reclassified to discontinued operations on the Company’s Consolidated Statement of Operations. Refer to Note 4 for further information on discontinued operations.

Deferred Longwall Move Expenses

The Company defers the direct costs, including labor and supplies, associated with moving longwall equipment, the related equipment refurbishment costs, costs to drill vent holes and plug existing gas wells in advance of the longwall panel. These deferred costs are amortized on a units-of-production basis into cost of coal sales over the life of the related panel of coal mined by the longwall equipment. The amount of deferred longwall move expenses was $11,852 and $9,822 as of December 31, 2019 and 2018, respectively, included within prepaid expenses and other current assets and other non-current assets in the Company’s Consolidated Balance Sheets.

Advanced Mining Royalties

Lease rights to coal reserves are often acquired in exchange for royalty payments. Advance mining royalties are advance payments made to lessors under terms of mineral lease agreements that are recoupable against future production royalties.

CONTURA ENERGY, INC. AND SUBSIDIARIES
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

Property, Plant, and Equipment, Net

Costs for mine development incurred to expand capacity of operating mines or to develop new mines are capitalized and charged to operations on the units-of-production method over the estimated proven and probable reserve tons directly benefiting from the capital expenditures. Mine development costs include costs incurred for site preparation and development of the mines during the development stage less any incidental revenue generated during the development stage. Mining equipment, buildings and other fixed assets are stated at cost and depreciated on a straight-line basis over estimated useful lives ranging from one to 47 years. Leasehold improvements are amortized using the straight-line method, over the shorter of the estimated useful lives or term of the lease. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. Maintenance and repairs are expensed as incurred. When equipment is retired or disposed, the related cost and accumulated depreciation are removed from the respective accounts and any profit or loss on disposal is recognized in other (income) expense in the Company’s Consolidated Statements of Operations. Costs to obtain owned and leased mineral rights are capitalized and amortized to operations as depletion expense using the units-of-production method. Only proven and probable reserves are included in the depletion base. Refer to Note 10 for further detail on property, plant and equipment, net.

Owned and Leased Mineral Rights

Owned and leased mineral rights, net of accumulated depletion, for the years ended December 31, 2019 and 2018 were $523,141 and $528,232, respectively, and are reported in assets in the Company’s Consolidated Balance Sheets. These amounts include $36,772 and $47,276 of asset retirement obligation assets, net of accumulated depletion, associated with active mining operations for the years ended December 31, 2019 and 2018, respectively. Refer to Note 3 for information on owned and leased mineral rights assumed with the Merger. During the year ended December 31, 2019, the Company recorded a long-lived asset impairment which reduced the carrying value of owned and leased mineral rights, net, by $35,445. Refer to the asset impairment disclosure included in Note 2.

Costs to obtain owned and leased mineral rights are capitalized and amortized to operations as depletion expense using the units-of-production method. Only proven and probable reserves are included in the depletion base. Depletion expense is included in depreciation, depletion and amortization on the accompanying Consolidated Statements of Operations and was $2,140, $6,804, and $2,954 for the years ended December 31, 2019, 2018, and 2017, respectively.

Depletion expense for the years ended December 31, 2019, 2018, and 2017 includes a credit of ($19,973), an expense of $1,907, and a credit of ($821), respectively, related to revisions to asset retirement obligations. Refer to Note 17 for further disclosures related to asset retirement obligations.

Acquired Intangibles

The Company has recognized assets for acquired above market-priced coal supply agreements and acquired mine permits and liabilities for acquired below market-priced coal supply agreements. The coal supply agreements were valued based on the present value of the difference between the expected net contractual cash flows based on the stated contract terms, and the estimated net contractual cash flows derived from applying forward market prices at the Merger or acquisition date for new contracts of similar terms and conditions. The acquired mine permits were valued based on the replacement cost and lost profits method as of the Merger date. The balances and respective balance sheet classifications of such assets and liabilities as of December 31, 2019 and 2018, net of accumulated amortization, are set forth in the following tables:

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	December 31, 2019
	Assets (1)	Liabilities (2)	Net Total
Coal supply agreements, net	$917	$(6,018)	$(5,101)
Acquired mine permits, net	124,228	—	124,228
Total	$125,145	$(6,018)	$119,127

	December 31, 2018
	Assets (1)	Liabilities (2)	Net Total
Coal supply agreements, net	$4,687	$(33,912)	$(29,225)
Acquired mine permits, net	149,897	—	149,897
Total	$154,584	$(33,912)	$120,672
(1) Included within other acquired intangibles, net of accumulated amortization, on the Company’s Consolidated Balance Sheets.
(2) Included within other non-current liabilities on the Company’s Consolidated Balance Sheets.

During the year ended December 31, 2019, the Company recorded a long-lived asset impairment which reduced the carrying value of acquired mine permits, net, by $5,997. Refer to the asset impairment disclosure included in Note 2.

The acquired mine permits are amortized over the estimated life of the associated mine. The coal supply agreement assets and liabilities are amortized over the actual number of tons shipped over the life of each contract. Amortization of mine permits acquired as a result of the Merger was $23,921 and $3,409 for the years ended December 31, 2019 and 2018, respectively, which is reported within amortization of acquired intangibles, net, in the Consolidated Statements of Operations. Amortization of above-market coal supply agreements was $3,884, $14,506, and $59,007, and amortization of below-market coal supply agreements was ($27,893), ($23,307), and $0, resulting in a net (income) expense of ($24,009), ($8,801), and $59,007 for the years ended December 31, 2019, 2018, and 2017, respectively, which is reported within amortization of acquired intangibles, net, in the Consolidated Statements of Operations.

Future net amortization expense related to acquired intangibles is expected to be as follows:

2020	$15,204
2021	12,556
2022	12,584
2023	10,709
2024	8,657
Thereafter	59,417
Total net future amortization expense	$119,127

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets of acquired companies. In connection with the Merger, the Company recorded goodwill of $124,353 and allocated it to the CAPP - Met reportable segment. Refer to Note 3 for further information. Goodwill is not amortized; instead, it is tested for impairment annually as of October 31 of each year or more frequently if indicators of impairment exist.

The Company performed an interim goodwill impairment test as of August 31, 2019 due to a decline in the Company’s market capitalization to amounts below book value combined with a decline in global metallurgical coal pricing which indicated that the fair value of the CAPP - Met segment reporting unit may have been below its carrying value. Following the quantitative testing, the Company concluded that the fair value of the reporting unit exceeded its carrying value and no amounts of goodwill were impaired. As of October 31, 2019, the Company performed its annual goodwill impairment test and concluded that more likely than not the fair value of its CAPP - Met reporting unit to which the Company’s goodwill is allocated exceeded its carrying value. As a result, no amounts of goodwill were considered impaired as a result of impairment testing at October 31, 2019.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

However, due to the continued weakening in coal market pricing combined with a significant market price decline for the Company’s stock late in the fourth quarter of 2019, the Company performed an interim goodwill impairment test as of December 31, 2019. Following the quantitative testing, the Company concluded that the carrying value of the CAPP - Met reporting unit exceeded its fair value and recorded a goodwill impairment of $124,353 to write down the full carrying amount of goodwill.

The Company early adopted Accounting Standards Update (“ASU”) 2017-04 for the period ended December 31, 2017, which eliminated Step 2 of the quantitative goodwill impairment test. The Company first assesses goodwill for impairment on a qualitative basis. If the Company determines that more likely than not the fair value of a reporting unit containing goodwill exceeds its carrying amount, no further impairment testing is required. If the qualitative assessment indicates that an impairment potentially exists, then the Company quantitatively tests goodwill for impairment by comparing the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit is lower than its carrying amount, its goodwill is written down by the lesser of the amount by which the reporting units carrying amount exceeded its fair value or its carrying amount of goodwill.

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

Asset Impairment

Long-lived assets, such as property, plant, and equipment, and acquired intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset groups may not be recoverable. Recoverability of assets or asset groups to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. Long-lived assets located in a close geographic area are grouped together for purposes of impairment testing when, after considering revenue and cost interdependencies, circumstances indicate the assets are used together to produce future cash flows. The Company’s asset groups generally consist of the assets and applicable liabilities of one or more mines and preparation plants and associated coal reserves for which cash flows are largely independent of cash flows of other mines, preparation plants, and associated coal reserves. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, the potential impairment is equal to the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. The Company estimates the fair value of an asset group using discounted cash flow analyses utilizing marketplace participant assumptions. The amount of impairment, if any, is allocated to the long-lived assets on a pro-rata basis, except that the carrying value of the individual long-lived assets are not reduced below their estimated fair value.

During the year ended December 31, 2019, the Company determined that indicators of impairment were present for three long-lived asset groups within each of its CAPP - Met and CAPP - Thermal reporting segments and performed impairment testing as of December 31, 2019. At December 31, 2019, the Company determined that the carrying amounts of the asset groups exceeded both their undiscounted cash flows and their estimated fair values. As a result, after allocating the potential impairment to individual assets, the Company recorded a long-lived asset impairment of $60,169, of which $9,176 was recorded within CAPP - Met and $50,993 was recorded within CAPP - Thermal. The long-lived asset impairment reduced the carrying values of mineral rights by $35,445, property, plant, and equipment, net, by $17,056, acquired mine permits, net, by $5,997, and long-lived assets related to asset retirement obligations by $1,671.

There were no asset impairments during the years ended December 31, 2018 and 2017.

Additionally, during the year ended December 31, 2019, the Company recorded an asset impairment of $6,155 primarily related to the write-off of prepaid purchased coal as a result of Blackjewel’s Chapter 11 bankruptcy filing on July 1, 2019. Refer to Note 4 for further information.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

Asset Retirement Obligations

Minimum standards for mine reclamation have been established by various regulatory agencies and dictate the reclamation requirements at the Company’s operations. The Company’s asset retirement obligations consist principally of costs to reclaim acreage disturbed at surface operations and estimated costs to reclaim support acreage, treat mine water discharge, and perform other related functions at underground mines. The Company records these reclamation obligations at fair value in the period in which the legal obligation associated with the retirement of the long-lived asset is incurred. Changes to the liability at operations that are not currently being reclaimed are offset by increasing or decreasing the carrying amount of the related long-lived asset. Changes to the liability at operations that are currently being reclaimed are recorded to depreciation, depletion, and amortization. Over time, the liability is accreted and any capitalized cost is depreciated or depleted over the useful life of the related asset. To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount of cash paid, a gain or loss upon settlement is recorded. The Company annually reviews its estimated future cash flows for its asset retirement obligations. Refer to Note 17 for further disclosures related to asset retirement obligations.

During the year ended December 31, 2019, the Company recorded a long-lived asset impairment which reduced the carrying value of long-lived assets related to asset retirement obligations by $1,671. Refer to the asset impairment disclosure included in Note 2.

Income Taxes

The Company recognizes deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. In evaluating its ability to recover deferred tax assets within the jurisdiction in which they arise, the Company considers all available positive and negative evidence, including the expected reversals of taxable temporary differences, projected future taxable income, taxable income available via carryback to prior years, tax planning strategies, and results of recent operations. The Company assesses the realizability of its deferred tax assets, including scheduling the reversal of its deferred tax assets and liabilities, to determine the amount of valuation allowance needed. Scheduling the reversal of deferred tax asset and liability balances requires judgment and estimation. The Company believes that the deferred tax liabilities relied upon as future taxable income in its assessment will reverse in the same period and jurisdiction and are of the same character as the temporary differences giving rise to the deferred tax assets that will be realized.

Refer to Note 19 for further disclosures related to income taxes.

Revenue Recognition

The Company adopted ASC 606 Revenue from Contracts with Customers (“ASC 606”), with a date of initial application of January 1, 2018, using the modified retrospective method. The Company applied the guidance only to contracts that were not completed as of the date of adoption, with no cumulative adjustment to retained earnings as a result of the adoption of this guidance. As a result, the Company made changes to its accounting policy for revenue recognition as outlined below.

Subsequent to the adoption of ASC 606, the Company measures revenue based on the consideration specified in a contract with a customer and recognizes revenue as a result of satisfying its promise to transfer goods or services in a contract with a customer using the following general revenue recognition five-step model: (1) identify the contract; (2) identify performance obligations; (3) determine transaction price; (4) allocate transaction price; and (5) recognize revenue. Freight and handling costs paid to third-party carriers and invoiced to coal customers are recorded as freight and handling costs and freight and handling fulfillment revenues within cost of coal sales and coal revenues, respectively.

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

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

to the shipment. For domestic shipments, title and risk of loss generally passed as the coal is loaded into transport carriers for delivery to the customer. For international shipments, title generally passed at the time coal is loaded onto the shipping vessel.

Freight and handling costs paid to third-party carriers and invoiced to coal customers were recorded as freight and handling costs and freight and handling revenues, respectively.

Adoption of ASC 606

Subsequent to adoption of ASC 606, freight and handling revenues are now classified within coal revenues. Under ASC 606, the Company has elected to treat all shipping and handling costs as fulfillment costs and to recognize these amounts within coal revenues upon control transfer. Prior to the adoption of ASC 606, all freight and handling activities occurring subsequent to control transfer were accounted for as deferred revenue and recognized within freight and handling revenues as the Company fulfilled the related shipping activity. Refer to Note 5 for further disclosure requirements under the new standard. The following table summarizes the impact of the adoption of ASC 606 to the Company’s Consolidated Statements of Operations:

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

Deferred Financing Costs

The costs to obtain new debt financing or amend existing financing agreements are generally deferred and amortized to interest expense over the life of the related indebtedness or credit facility using the effective interest method. Unamortized deferred financing costs are presented in the Consolidated Balance Sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts or premiums. Unamortized deferred financing costs associated with undrawn credit facilities are included in the Consolidated Balance Sheets within other non-current assets.

Workers’ Compensation and Pneumoconiosis (Black Lung) Benefits

Workers’ Compensation

As of December 31, 2019, the Company’s subsidiaries generally utilize high-deductible insurance programs for workers’ compensation claims at its operations with the exception of certain subsidiaries in which the Company is a qualified self-insurer for workers’ compensation related obligations. The liabilities for workers’ compensation claims are estimates of the ultimate losses incurred based on the Company’s experience, and include a provision for incurred but not reported losses. Adjustments to the probable ultimate liabilities are made annually based on an actuarial study and adjustments to the liability are recorded based on the results of this study. These short-term and long-term obligations are included in the Consolidated Balance Sheets within accrued expenses and other current liabilities and workers’ compensation and black lung obligations, respectively, with an offsetting insurance receivable within prepaid expenses and other current assets and other non-current assets. As of December 31, 2019 and 2018, the workers’ compensation liability was net of a discount of $24,458 and $24,655, respectively, related to fair value adjustments associated with acquisition accounting. Refer to Note 20 for further disclosures related to workers’ compensation.

Black Lung Benefits

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

The Company is required by federal and state statutes to provide benefits to employees for awards related to black lung. As of December 31, 2019, certain of the Company’s subsidiaries are insured for black lung obligations by a third-party insurance provider and certain subsidiaries are self-insured for state black lung obligations. Certain other subsidiaries are self-insured for federal black lung benefits and may fund benefit payments through Section 501(c)(21) tax-exempt trust fund. Charges are made to operations for black lung claims, as determined by an independent actuary at the present value of the actuarially computed liability for such benefits over the employee’s applicable term of service. The Company recognizes in its balance sheet the amount of the Company’s unfunded Accumulated Benefit Obligation (“ABO”) at the end of the year. Amounts recognized in accumulated other comprehensive income (loss) are adjusted out of accumulated other comprehensive income (loss) when they are subsequently recognized as components of net periodic benefit cost. These short-term and long-term obligations are included in the Consolidated Balance Sheets within accrued expenses and other current liabilities and workers’ compensation and black lung obligations, respectively. Refer to Note 20 for further disclosures related to black lung benefits.

Pension

The Company is required to recognize the overfunded or underfunded status of a defined benefit pension plan as an asset or liability in its Consolidated Balance Sheets and to recognize changes in that funded status in the year in which the changes occur through other comprehensive (loss) income. The Company is required to measure plan assets and benefit obligations as of the date of the Company’s fiscal year-end Consolidated Balance Sheet and provide the required disclosures as of the end of each fiscal year. Refer to Note 20 for further disclosures related to pension.
Life Insurance Benefits

As part of the Alpha Restructuring and the Retiree Committee Settlement Agreement, the Company assumed the liability for life insurance benefits for certain disabled and non-union retired employees. Provisions are made for estimated benefits based on annual evaluations prepared by independent actuaries. Adjustments to the probable ultimate liabilities are made annually based on an actuarial study and adjustments to the liability are recorded based on the results of this study. These obligations are included in the Consolidated Balance Sheet as accrued expenses and other current liabilities and other non-current liabilities. Refer to Note 20 for further disclosures related to life insurance benefits.

Net (Loss) Income per Share

 Basic net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of outstanding common shares for the period. Diluted (loss) earnings per share reflects the potential dilution that could occur if instruments that may require the issuance of common shares in the future were settled and the underlying common shares were issued. Diluted (loss) earnings per share is computed by increasing the weighted-average number of outstanding common shares computed in basic (loss) earnings per share to include the additional common shares that would be outstanding after issuance and adjusting net (loss) income for changes that would result from the issuance. Only those securities that are dilutive are included in the calculation. In periods of loss, the number of shares used to calculate diluted earnings is the same as basic earnings per share. Refer to Note 7 for further disclosures related to net (loss) income per share.

Stock-Based Compensation

The Company recognizes expense for stock-based compensation awards based on their grant-date fair value. The expense is recorded over the respective service period of the underlying award. Liability classified stock-based compensation awards are remeasured each reporting period at fair value until the award is settled. The Company recognizes forfeitures of stock-based compensation awards as they occur. Refer to Note 21 for further disclosures related to stock-based compensation arrangements.

Warrants

On July 26, 2016 (the “Initial Issue Date”), the Company issued 810,811 warrants, which are classified as equity instruments, each with an initial Exercise Price, as defined in the Series A Warrants Agreement (the “Warrants Agreement”), of $55.93 per share of common stock and exercisable for one share of the Company’s common stock, par value $0.01 per share. Pursuant to the Warrants Agreement, the warrants are exercisable for cash or on a cashless basis at any time from the Initial Issue Date until July 26, 2023, and no fractional shares shall be issued upon warrant exercises. The exercise price and the warrant share number will be adjusted in respect of certain dilutive events with respect to the common stock (namely, dividends

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

or distributions on the common stock, share splits and combinations, above-market tender offers for common stock by Contura or a subsidiary thereof, and discounted issuances of common stock or rights or options to purchase common stock or securities convertible or exchangeable into common stock). Additionally, in the case of any reorganization (i.e., a consolidation, merger, or sale of all or substantially all of the consolidated assets of Contura) pursuant to which the common stock is converted into cash, securities or other property, the warrants would become exercisable for such property.
During the year ended December 31, 2017, the Exercise Price and the Warrant Share Number, as defined in the Warrants Agreement, were adjusted as a result of the occurrence of the Special Dividend. The Warrant Share Number was adjusted from 1.00 to 1.15, and the Exercise Price was adjusted from $55.93 per share to $48.741 per share as of the July 5, 2017 record date.

The United States Bankruptcy Court for the Eastern District of Virginia issued an order and final decree on June 28, 2018, granting a motion to close the Chapter 11 case of Alpha Natural Resources, Inc. and its affiliates, as reorganized debtors (the “Reorganized Debtors”), and authorizing the Reorganized Debtors to make a distribution (the “Distribution”) of additional cash as defined in the Warrants Agreement. The Distribution was effected on October 26, 2018 (the “Distribution Date”) in the aggregate amount of approximately $18,350. During the year ended December 31, 2018, the Exercise Price was adjusted as a result of the occurrence of the Distribution. The Exercise Price was adjusted from $48.741 per share to $46.911 per share as of the Distribution Date. The Warrant Share Number remained equal to 1.15. As of December 31, 2018, of the 810,811 warrants that were originally issued, 801,730 remained outstanding, with a total of 921,990 shares underlying the un-exercised warrants. For the year ended December 31, 2018, the Company issued 325 shares of common stock resulting from exercises of its Series A Warrants and, pursuant to the terms of the Warrants Agreement, withheld 125 of the issued shares in satisfaction of the Warrant Exercise Price, which were subsequently reclassified as treasury stock.

As of December 31, 2019, of the 810,811 warrants that were originally issued, 801,370 remained outstanding, with a total of 921,576 shares underlying the un-exercised warrants. For the year ended December 31, 2019, the Company issued 414 shares of common stock resulting from exercises of its Series A Warrants and, pursuant to the terms of the Warrants Agreement, withheld five of the issued shares in satisfaction of the Warrant Exercise Price, which were subsequently reclassified as treasury stock.

Equity Method Investments

Investments in unconsolidated affiliates that the Company has the ability to exercise significant influence over, but not control, are accounted for under the equity method of accounting. Under the equity method of accounting, the Company records its proportionate share of the entity’s net income or loss at each reporting period in the Consolidated Statements of Operations in other income (expense), with a corresponding entry to increase or decrease the carrying value of the investment. The carrying value of the Company’s equity method investments was $18,413 and $15,236 as of December 31, 2019 and 2018, respectively.

Recently Adopted Accounting Guidance

Leases: In February 2016, the Financial Accounting Standards Board (the “FASB”) issued an Accounting Standards Update and subsequent amendments related to ASC 842, Leases, (“ASC 842”). ASC 842 requires a lessee to recognize a right-of-use asset and a lease liability on the balance sheet. The Company adopted ASC 842 effective January 1, 2019 and elected the option not to restate comparative periods in transition and also elected the hindsight practical expedient, which allows the Company to use hindsight when considering lessee options to extend or terminate leases when determining the lease term of lease arrangements for classification purposes, and the package of practical expedients for all leases within the standard, which permits the Company not to reassess its prior conclusions about lease identification, lease classification, and initial direct costs. Additionally, the Company elected the transition practical expedient to continue to account for existing and expired land easements at transition as executory contracts. Only land easements entered into or modified after the effective date of ASC 842 are accounted for as leases by the Company.

As a result of the adoption, the Company recorded operating lease right-of-use assets and lease liabilities on our Consolidated Balance Sheet. The following table summarizes the impact of the adoption of ASC 842 to the Company’s Consolidated Balance Sheet:

CONTURA ENERGY, INC. AND SUBSIDIARIES
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
(1) Balances do not include measurement-period adjustments recorded during the period. Refer to Note 3 for further details on measurement-period adjustments recorded during the period.

The adoption of ASC 842 did not have a material impact on our Consolidated Statements of Operations, Consolidated Statements of Comprehensive (Loss) Income, or Consolidated Statements of Cash Flows. Refer to Note 12 for further disclosure requirements under the new standard.

Stock Compensation: In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The Company adopted ASU 2018-07 during the first quarter of 2019. The adoption of this ASU did not have a material impact on the Company's Consolidated Financial Statements and related disclosures.

Recent Accounting Guidance Issued Not Yet Effective

Credit Losses: In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Credit Losses (“ASU 2016-13”). ASU 2016-13, along with related amendments and improvements issued in 2018 and 2019, replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable supportable information to inform credit loss estimates. The Company will adopt ASU 2016-13 during the first quarter of 2020. The adoption of this ASU is not expected to have a material impact on the Company's Consolidated Financial Statements and related disclosures.

Fair Value Measurement: In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in this update modify the disclosure requirements for fair value measurements. For public business entities, the standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

Defined Benefit Plans: In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20) Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”). The amendments in this update modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. For public business entities, the standard is effective for fiscal years ending after December 15, 2020. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

Income Taxes: In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2020, with early adoption permitted. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements and related disclosures.

(3) Mergers and Acquisitions

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

The transaction was entered into to enhance the Company’s competitive position in both domestic and international coal markets. The Company possesses diverse high-quality, metallurgical and thermal coal mines, allowing for near-term organic growth opportunities. The transaction was entered into to generate costs synergies, including those resulting from coal blending and marketing optimization and purchasing, operating, and administrative efficiencies.

During 2018, the Company recorded $3,918 as a reduction to equity for costs incurred in connection with the Merger.

Purchase Price

The following table presents the details of the finalized purchase price of $688,534:

Final
Fair value of common stock issued	$703,365
Issued and redeemed equity awards (1)	32,217
Net balances due to Alpha deemed effectively settled	(47,048)
Purchase Price (2)	$688,534
(1) Amount includes $20,681 of tax withholdings related to share settlements of option exercises, $1,905 paid to certain former ANR employees pursuant to change in control provisions, $6,570 of shares repurchased from certain former ANR directors pursuant to the Merger Agreement, $3,056 of pre-Merger service period value of restricted stock unit ANR employee awards, and $5 in cash paid in lieu of fractional shares of Contura common stock issued pursuant to the Merger Agreement. Of these amounts, $24,074 were obligations assumed and paid by Contura.
(2) Purchase price of $688,534 is composed of equity consideration of $664,460 and cash consideration of $24,074.

Allocation of Purchase Price

The finalized purchase price of $688,534 has been allocated to the net tangible and intangible assets of Alpha Companies as follows:

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	Provisional as of December 31, 2018	Adjustments	Final
Cash and cash equivalents	$29,939	$—	$29,939
Trade and other receivables	60,714	—	60,714
Inventories	85,635	—	85,635
Short-term restricted cash	10,592	—	10,592
Other current assets	38,495	10,087	48,582
Property, plant, and equipment	504,852	(33,930)	470,922
Owned and leased mineral rights	516,201	23,571	539,772
Other intangible assets	154,041	4,363	158,404
Long-term restricted cash	182,049	—	182,049
Long-term restricted investments	28,809	—	28,809
Other non-current assets	68,022	(3,353)	64,669
Total assets	$1,679,349	$738	$1,680,087

Accounts payable	69,049	(2,504)	66,545
Accrued expenses and other current liabilities	76,774	2,491	79,265
Long-term debt, including current portion	144,832	3,626	148,458
Acquisition-related obligations	74,346	5,738	80,084
Pension obligations	158,005	3,596	161,601
Asset retirement obligation, including current portion	163,636	12,718	176,354
Deferred income taxes, including current portion	134,924	(8,484)	126,440
Other intangible liabilities	57,219	—	57,219
Other non-current liabilities	207,654	12,286	219,940
Total liabilities	$1,086,439	$29,467	$1,115,906

Goodwill	$95,624	$28,729	$124,353

Allocation of purchase price	$688,534	$—	$688,534

Prior to the finalization of the purchase price allocation, the Company recorded measurement-period adjustments to the provisional opening balance sheet as shown in the table above. Adjustments were made primarily to property, plant, and equipment, owned and leased mineral rights, asset retirement obligations, and certain actuarial liabilities. There were no material measurement-period adjustments impacting current-period earnings that would have been recorded in the previous reporting period if the adjustments to the provisional amounts had been recognized as of the acquisition date.

In connection with the Merger, the Company originally recorded provisional goodwill of $95,624, which represented the excess of the purchase price over the estimated fair value of tangible and intangible assets acquired, net of liabilities assumed. As a result of measurement-period adjustments recorded during the period, the provisional amount of goodwill increased by $28,729 resulting in final goodwill of $124,353, which was allocated to the Company’s CAPP-Met reportable segment. The goodwill was attributed primarily to the following factors: (i) anticipated operating and administrative synergies, and (ii) deferred income taxes arising from the differences between the preliminary purchase price allocated to the assets and liabilities acquired based on fair value and the tax basis of these assets and liabilities. The goodwill was not deductible for tax purposes. Refer to Note 2 for disclosures related to the goodwill impairment recorded during the quarter ended December 31, 2019.

The following table represents the intangible assets and the weighted-average amortization periods as of the acquisition date:

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	Final	Weighted-Average Amortization Period (In Years)
Mining permits	$157,555	12.30
Above-market coal supply agreements	849	1.03
Below-market coal supply agreements	(57,219)	2.10
Total acquired intangibles:	$101,185	10.16

The Consolidated Statements of Operations include acquisition related expenses (on a pre-tax basis) of $1,090 and $20,571 in merger-related costs for the years ended December 31, 2019 and 2018, respectively. Acquisition-related expenses include professional fees related to legal, tax, advisory integration services, and contract-related matters.

Total revenues reported in the Consolidated Statements of Operations for the year ending December 31, 2018 included revenues of $149,161 from operations acquired from the Alpha Companies. The amount of earnings from continuing operations acquired from the Alpha Companies included in the consolidated results of operations for the year ending December 31, 2018 is not readily determinable due to various intercompany transactions and allocations that have occurred in connection with the integration of the operations of the newly combined company.

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

	Year Ended December 31, 2018	Year Ended December 31, 2017
Total revenues
As reported	$2,031,205	$1,649,969
Pro forma	$2,630,824	$2,309,503
Income from continuing operations
As reported	$302,854	$173,735
Pro forma	$314,735	$231,504

These amounts have been calculated after applying the Company's accounting policies and adjusting the results of ANR to reflect the additional depreciation, amortization, depletion, and cost of coal sales that would have been charged assuming the fair value adjustments to property, plant, and equipment, as well as intangibles, asset retirement obligations, and inventory, had been applied at January 1, 2017, together with the consequential tax effects.

The pro forma results for the year ended December 31, 2018 include $51,800 of merger-related costs, which includes $20,571 of acquisition-related expenses and $31,229 of expenses related primarily to severance payments and one-time bonus payments, $17,064 of incremental cost of coal sales related to the inventory step-up included in the purchase price allocation, and a tax benefit of $126,440 related to the reduction of the Company's deferred tax asset valuation allowance.

(4) Discontinued Operations

Discontinued operations consist of ongoing activity related to the Company’s former PRB operations. On December 8, 2017, the Company closed a transaction (“PRB Transaction”) with Blackjewel L.L.C. (“Blackjewel” or the “Buyer”) to sell its Eagle Butte and Belle Ayr mines located in Wyoming (the “Western Mines” or “Western Assets”). The Company was in a post closing mine permit transfer period, when on July 1, 2019, prior to the transfer of the permits, Blackjewel announced that it and certain affiliated entities had filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of West Virginia (the “Bankruptcy Court”). As the mine permit transfer process relating to the Company’s sale of the Western Assets to Blackjewel had not been completed prior to Blackjewel’s filing for Chapter 11 bankruptcy protection, the Company remained the permit holder in good standing for both mines and maintained surety bonding to cover related reclamation and other obligations.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

On October 4, 2019, the Bankruptcy Court entered an order approving the sale by Blackjewel of the Western Assets to Eagle Specialty Materials (“ESM”), an affiliate of FM Coal, LLC (“FM Coal”). The closing of the ESM acquisition occurred on October 18, 2019 (the “ESM Transaction”). In connection with the ESM Transaction, Contura and ESM finalized an agreement which provided, among other items, for the transfer of the Western Asset permits from Contura to ESM once certain approvals for their transfer have been obtained and for the assumption by ESM of the related reclamation obligations. Additionally, the surety bonding previously maintained by the Company for the benefit of the Wyoming Department of Environmental Quality (“DEQ”) was released and replaced with substitute surety bonds arranged for by ESM. Lastly, ESM agreed to indemnify the Company and its affiliates against all reclamation liabilities related to the Western Assets and against claims by the federal government, the State of Wyoming, or Campbell County, Wyoming for royalties, ad valorem taxes, and other amounts relating to the Western Assets for the period beginning on December 8, 2017.

The following table presents the details of the ESM transaction:

Year Ended December 31, 2019
Cash	$90,000
DIP obligation (1)	3,008
Other	331
Total consideration	$93,339
ARO liabilities transferred	(152,882)
Gain on sale (2)	$(59,543)
(1) The Company paid certain Blackjewel debtor-in-possession lenders $3,008 of principal and interest pursuant to an existing agreement between the Company and those lenders. Refer to Note 22.
(2) The Company recorded a $59,543 gain within the depreciation, depletion, and amortization within discontinued operations in the Consolidated Statements of Operations during the year ended December 31, 2019 as a result of the reduction of the reclamation obligation partially offset by the consideration paid.

Additionally, in connection with the closing of the ESM Transaction, the Company paid $13,500 to Campbell County, Wyoming for accrued ad valorem back taxes for 2018 and was released from all claims related thereto. Pursuant to an agreement with ESM, the State of Wyoming Department of Revenue, and Blackjewel, the State of Wyoming Department of Revenue released the Company from any outstanding claims related to state tax obligations arising from or related to the Western Mines for any period through and including the closing date of the transaction.

The major components of net income (loss) from discontinued operations in the Consolidated Statements of Operations are as follows:

	Year Ended December 31,
	2019	2018	2017
Revenues:
Total revenues (1)	$227	$1,296	$346,621
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	$—	$—	$299,005
Depreciation, depletion and amortization (2)	$86,370	$—	$30,090
Accretion on asset retirement obligations (3)	$5,961	$—	$11,341
Asset impairment (4)	$17,161	$—	$—
Selling, general and administrative expenses (5)	$3,744	$43	$773
Other expenses	$4,742	$4,107	$—
Other non-major (income) expense items, net	$(360)	$2,140	$5,475
Loss on sale	$—	$—	$36,831
(1) Total revenues for the years ended December 31, 2019 and 2018 consisted entirely of other revenues.
(2) During the year ended December 31, 2019, $145,913 of the depreciation, depletion and amortization was related to an

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

increase in the Company’s estimate of its asset retirement obligations which was partially offset by ($59,543) as a result of the ESM transaction. Refer to the disclosures above for details.
(3) The accretion on asset retirement obligations for the year ended December 31, 2019 was related to the asset retirement obligation as a result of Blackjewel’s bankruptcy filing. Refer to the above disclosures for further details.
(4) The asset impairment for the year ended December 31, 2019 is primarily related to the write-off of tax related indemnification receivables from Blackjewel. Refer to the disclosures below for further details.
(5) Represents professional and legal fees.

Refer to Note 7 for net loss per share information related to discontinued operations.

The major components of assets and liabilities that are classified as discontinued operations in the Consolidated Balance Sheets are as follows:

	December 31,
	2019	2018
Assets:
Prepaid expenses and other current assets	$—	$22,475

Liabilities:
Trade accounts payable, accrued expenses and other current liabilities	$—	$21,892
Other non-current liabilities	$—	$94

As of December 31, 2018, the residual assets and liabilities related to the discontinued operations were primarily composed of taxes for which Contura was considered to be the primary obligor, but which the Buyer was contractually obligated to pay. The Company had recorded the taxes as a liability with an offsetting receivable from the Buyer.

The major components of cash flows related to discontinued operations were as follows:

	Year Ended December 31,
	2019	2018	2017
Depreciation, depletion and amortization	$86,370	$—	$30,090
Capital expenditures	$—	$—	$(10,420)
Other significant operating non-cash items related to discontinued operations:
Accretion on asset retirement obligations	$5,961	$—	$11,341
Asset impairment	$17,161	$—	$—

(5) Revenue

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

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

The Company earns revenues primarily through the sale of coal produced at Company operations and coal purchased from third parties. The Company extracts, processes and markets met and thermal coal from surface and deep mines for sale to electric utilities, steel and coke producers, and industrial customers. The Company conducts mining operations only in the United States with mines in Northern and Central Appalachia. The Company has three reportable segments: CAPP - Met, CAPP - Thermal, and NAPP. In addition to the three reportable segments, the All Other category includes general corporate overhead and corporate assets and liabilities, the elimination of certain intercompany activity, and the Company’s discontinued operations. Refer to Note 25 for further segment information.

The following tables disaggregate the Company’s coal revenues by product category and by market to depict how the nature, amount, timing, and uncertainty of the Company’s coal revenues and cash flows are affected by economic factors:

	Year Ended December 31, 2019
	Met	Thermal	Total
Export coal revenues	$1,196,816	$50,798	$1,247,614
Domestic coal revenues	551,806	482,587	1,034,393
Total coal revenues	$1,748,622	$533,385	$2,282,007

	Year Ended December 31, 2018
	Met		Thermal	Total
Export coal revenues	$1,620,277		$51,369	$1,671,646
Domestic coal revenues	105,587	—	243,656	349,243
Total coal revenues	$1,725,864		$295,025	$2,020,889

	Year Ended December 31, 2017 (1)
	Met	Thermal	Total
Export coal revenues	$1,253,834	$11,486	$1,265,320
Domestic coal revenues	91,170	283,393	374,563
Total coal revenues	$1,345,004	$294,879	$1,639,883
(1) Includes freight and handling revenues.

Performance Obligations

The Company considers each individual transfer of coal on a per shipment basis to the customer a performance obligation. The pricing terms of the Company’s contracts with customers include fixed pricing, variable pricing, or a combination of both fixed and variable pricing. All the Company’s revenue derived from contracts with customers is recognized at a point in time. The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied as of December 31, 2019.

	2020	2021	2022	2023	2024	Total
Estimated coal revenues (1)	$391,469	$264,690	$190,644	$130,268	$46,000	$1,023,071
(1) Amounts only include estimated coal revenues associated with contracts with customers with fixed pricing with original expected duration of more than one year. The Company has elected not to disclose the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period for performance obligations with either of the following conditions: 1) the remaining performance obligation is part of a contract that has an original expected duration of one year or less; or 2) the remaining performance obligation has variable consideration that is allocated entirely to a wholly unsatisfied performance obligation.

(6) Accumulated Other Comprehensive (Loss) Income
The following tables summarize the changes to accumulated other comprehensive (loss) income during the years ended December 31, 2019, 2018 and 2017:

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	Balance January 1, 2019	Other comprehensive (loss) income before reclassifications	Amounts reclassified from accumulated other comprehensive (loss) income	Balance December 31, 2019
Employee benefit costs	$(23,130)	$(42,891)	$7,405	$(58,616)

	Balance January 1, 2018	Other comprehensive (loss) income before reclassifications	Amounts reclassified from accumulated other comprehensive (loss) income	Balance December 31, 2018
Employee benefit costs	$(1,948)	$(21,323)	$141	$(23,130)

	Balance January 1, 2017	Other comprehensive (loss) income before reclassifications	Amounts reclassified from accumulated other comprehensive (loss) income	Balance December 31, 2017
Employee benefit costs	$2,087	$(3,832)	$(203)	$(1,948)

The following table summarizes the amounts reclassified from accumulated other comprehensive (loss) income and the Statements of Operations line items affected by the reclassification during the years ended December 31, 2019, 2018 and 2017:

Details about accumulated other comprehensive (loss) income components	Amounts reclassified from accumulated other comprehensive (loss) income			Affected line item in the Statements of Operations
	Year Ended December 31,
	2019	2018	2017
Employee benefit costs:
Amortization of actuarial (gain) loss	$959	$155	$(203)	(1) Miscellaneous (loss) income, net
Settlement	6,446	—	—	(1) Miscellaneous (loss) income, net
Total before income tax	$7,405	$155	$(203)
Income tax expense	—	(14)	—	Income tax benefit
Total, net of income tax	$7,405	$141	$(203)
(1) These accumulated other comprehensive (loss) income components are included in the computation of net periodic benefit costs for certain employee benefit plans. Refer to Note 20.

(7) Net (Loss) Income per Share
The number of shares used to calculate basic net (loss) income per common share is based on the weighted average number of the Company’s outstanding common shares during the respective period. The number of shares used to calculate diluted net (loss) income per common share is based on the number of common shares used to calculate basic net (loss) income per share plus the dilutive effect of stock options and other stock-based instruments held by the Company’s employees and directors during the period, and the Company’s outstanding Series A warrants. The warrants become dilutive for net (loss) income per common share calculations when the market price of the Company’s common stock exceeds the exercise price. For the year ended December 31, 2018, 129,520 stock options were excluded from the computation of dilutive (loss) earnings per share because they would have been anti-dilutive. For the year ended December 31, 2017, 129,520 stock options and 108,657 other stock-based instruments were excluded from the computation of dilutive earnings (loss) per share because they would have been anti-dilutive. These potential shares could dilute net (loss) income per share in the future. In periods of net loss, the number of shares used to calculate diluted earnings per share is the same as basic earnings per share.
The following table presents the net (loss) income per common share for the years ended December 31, 2019, 2018 and 2017:

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Net (loss) income
(Loss) income from continuing operations	$(203,142)	$302,854	$173,735
Loss from discontinued operations	(113,177)	(3,689)	(19,213)
Net (loss) income	$(316,319)	$299,165	$154,522

Basic
Weighted average common shares outstanding - basic	18,808,460	10,967,014	10,216,464

Basic (loss) income per common share:
(Loss) income from continuing operations	$(10.80)	$27.61	$17.01
Loss from discontinued operations	(6.02)	(0.33)	(1.89)
Net (loss) income	$(16.82)	$27.28	$15.12

Diluted
Weighted average common shares outstanding - basic	18,808,460	10,967,014	10,216,464
Diluted effect of warrants	—	280,969	170,178
Diluted effect of stock options	—	262,714	274,456
Diluted effect of restricted stock units and restricted stock	—	201,956	108,907
Weighted average common shares outstanding - diluted	18,808,460	11,712,653	10,770,005

Diluted (loss) income per common share:
(Loss) income from continuing operations	$(10.80)	$25.86	$16.13
Loss from discontinued operations	(6.02)	(0.32)	(1.78)
Net (loss) income	$(16.82)	$25.54	$14.35

(8) Inventories, net
Inventories, net consisted of the following:

	December 31,
	2019	2018
Raw coal	$30,274	$33,607
Saleable coal	105,092	63,767
Materials, supplies and other, net	27,293	24,591
Total inventories, net	$162,659	$121,965

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

(9) Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 31,
	2019	2018
Prepaid freight	$8,268	$9,839
Deferred longwall move expenses	7,624	9,308
Notes and other receivables	8,931	16,116
Short-term restricted cash	12,363	16,474
Short-term deposits	689	16,181
Prepaid insurance	9,591	8,162
Refundable income taxes	33,915	74,536
Prepaid bond premium	5,471	2,849
Other prepaid expenses	4,509	5,480
Total prepaid expenses and other current assets	$91,361	$158,945

(10) Property, Plant, and Equipment, net

Property, plant, and equipment, net, consisted of the following:

	December 31,
	2019	2018
Plant and mining equipment	$740,009	$695,756
Mine development	84,332	47,550
Land	39,925	38,810
Office equipment, software and other	1,582	1,169
Construction in progress	31,690	23,471
Total property, equipment and mine development costs	897,538	806,756
Less accumulated depreciation, depletion and amortization	314,276	106,766
Total property, plant, and equipment, net	$583,262	$699,990

Included in plant and mining equipment are assets under financing leases totaling $14,368 and $20,888 with accumulated depreciation of $4,650 and $1,162 as of December 31, 2019 and December 31, 2018, respectively.
Depreciation and amortization expense associated with property, plant, equipment, and non-mineral asset retirement obligation assets, net, was $226,652, $70,745, and $31,956 for the years ended December 31, 2019, 2018, and 2017, respectively.

Depreciation expense for the years ended December 31, 2019, 2018, and 2017 includes a credit of $(1,522), an expense of $233 and a credit of ($898), respectively, related to revisions to asset retirement obligations. Refer to Note 17 for further disclosures related to asset retirement obligations.

During the year ended December 31, 2019, the Company recorded a long-lived asset impairment which reduced the carrying value of property, plant, and equipment, net, by $17,056. Refer to the asset impairment disclosure included in Note 2 for further information.

As of December 31, 2019, the Company had commitments to purchase approximately $19,283 and $279 of new equipment, expected to be acquired at various dates in 2020 and 2022, respectively.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

(11) Other Non-Current Assets
Other non-current assets consisted of the following:

	December 31,
	2019	2018
Operating lease right-of-use assets	$8,678	$—
Long-term deposits	10,034	9,211
Long-term restricted investments	21,886	29,137
Equity method investments	18,413	15,236
Federal income tax receivable	64,160	43,770
Workers' compensation receivables	58,498	67,776
Other	22,538	18,545
Total other non-current assets	$204,207	$183,675

(12) Leases

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

The Company’s lease population consists primarily of vehicle and heavy equipment leases and leases for office equipment. The Company’s building and land leases relate to corporate office space and certain site offices. The Company determines whether a contract contains a lease based on whether the Company obtains the right to control the use of specifically identifiable property, plant, and equipment for a period of time in exchange for consideration. For the year ended December 31, 2019, the Company identified no instances requiring significant judgment in determining whether any contracts entered into during the period were or were not leases. Additionally, the Company had no material sublease agreements within the scope of ASC 842 or lease agreements for which the Company was the lessor for the year ended December 31, 2019.

Renewal options in the Company’s lease population primarily relate to month-to-month extensions on vehicle leases and are immaterial both individually and in the aggregate. The Company includes renewal options that are reasonably certain to be exercised in the measurement of lease liabilities. As of December 31, 2019, the Company does not intend to exercise any termination options on existing leases.

As of December 31, 2019, the Company had the following right-of-use assets and lease liabilities within the Company’s Consolidated Balance Sheets:

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

		December 31, 2019
Assets	Balance Sheet Classification
Financing lease assets	Property, plant, and equipment, net	$9,718
Operating lease right-of-use assets	Other non-current assets	8,678
Total lease assets		$18,396

Liabilities	Balance Sheet Classification
Financing lease liabilities - current	Current portion of long-term debt	$3,275
Operating lease liabilities - current	Accrued expenses and other current liabilities	1,813
Financing lease liabilities - long-term	Long-term debt	4,674
Operating lease liabilities - long-term	Other non-current liabilities	6,866
Total lease liabilities		$16,628

Total lease costs and other lease information for the year ended December 31, 2019 included the following:

Year Ended December 31, 2019
Lease cost (1)
Financing lease cost:
Amortization of leased assets	$3,747
Interest on lease liabilities	480
Operating lease cost	2,771
Short-term lease cost	2,300
Total lease cost	$9,298
(1) The Company had no variable lease costs or sublease income for the year ended December 31, 2019.

Year Ended December 31, 2019
Other information
Cash paid for amounts included in the measurement of lease liabilities	$9,191
Operating cash flows from financing leases	466
Operating cash flows from operating leases	5,071
Financing cash flows from financing leases	3,654
Right-of-use assets obtained in exchange for new financing lease liabilities	1,459

Lease Term and Discount Rate
Weighted-average remaining lease term in months - financing leases	33.7
Weighted-average remaining lease term in months - operating leases	96.3
Weighted-average discount rate - financing leases	5.4%
Weighted-average discount rate - operating leases	11.2%

The Company has elected to show net instead of gross amounts for right-of-use assets and liabilities within its Consolidated Statements of Cash Flows.

The following table summarizes the maturity of the Company’s lease liabilities on an undiscounted cash flow basis and a reconciliation to the lease liabilities recognized in the Company’s Consolidated Balance Sheet as of December 31, 2019:

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	Financing Leases	Operating Leases
Lease cost
2020	$3,729	$2,378
2021	2,985	1,957
2022	1,729	1,665
2023	184	1,193
2024	—	1,079
Thereafter	—	5,203
Total future minimum lease payments	$8,627	$13,475
Imputed interest	(678)	(4,796)
Present value of future minimum lease payments	$7,949	$8,679

As of December 31, 2019, the Company had no leases with future commencement dates that will create significant rights or obligations for the Company.

(13) Stock Repurchases and Dividend
2019 Capital Return Program

In May 2019, the Company’s Board of Directors adopted a capital return program that permits the Company to return to stockholders up to an aggregate amount of $250,000 of capital. The capital return program does not have a fixed expiration date, and returns of capital may take the form of share repurchases, dividends or a combination thereof. Any share repurchases may be made from time to time through open market transactions, block trades, privately negotiated transactions, tender offers, or otherwise. Any returns of capital under the program will be at the discretion of the Company’s Board of Directors and are subject to market and business conditions, levels of available liquidity, the Company’s cash needs, restrictions under agreements or obligations, legal or regulatory requirements or restrictions, and other relevant factors.

On August 29, 2019, the Company announced that its Board of Directors had approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $100,000 in the aggregate of the Company’s common stock at prices as set forth in such plan over a specified period. Through September 30, 2019, the Company had repurchased an aggregate of 529,303 shares of common stock under the Company Repurchase Plan for an aggregate purchase price of $15,969 (comprised of $15,953 of share repurchases and $16 of related fees) for an average price paid for share of $30.17. On October 1, 2019, the Company suspended the Company Repurchase Plan.

Additionally, on September 12, 2019, the Company entered into a common stock repurchase agreement with Whitebox Multi-Strategy Partners, L.P., Whitebox Asymmetric Partners, L.P., Whitebox Credit Partners, L.P. and Whitebox Institutional Partners, L.P. (“Whitebox”). Pursuant to terms of the common stock repurchase agreement, the Company repurchased an aggregate of 500,000 shares of common stock from Whitebox at $32.99 per share for an aggregate purchase price of $16,495.

2018 Stock Repurchase Plan

The Company entered into the Amended and Restated Credit Agreement and the Amended and Restated Asset-Based Revolving Credit Agreement on November 9, 2018. These agreements, among other things, permitted an aggregate amount of $15,000 of cash to be used for the repurchase of its common stock in any twelve-month period after the closing date of the agreement, subject to certain terms and conditions. On December 6, 2018, the Company announced that its Board of Directors had approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $15,000 in the aggregate of the company’s common stock. As of December 31, 2018, the Company had repurchased an aggregate of 223,218 shares under the plan for an aggregate purchase price of approximately $15,007 (comprised of $15,000 of share repurchases and $7 of related fees).

2017 Dividend and Tender Offer

The Company entered into the First Amendment to the Asset-Based Revolving Credit Agreement on June 9, 2017 and the First Amendment to the Term Loan Credit Agreement on June 13, 2017. The amendments, among other things, permitted an

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

aggregate amount of $150,000 of cash to be used for the (i) payment of a one-time cash dividend on its common stock no later than July 28, 2017, and (ii) repurchase of its common stock at any time no later than December 31, 2017, subject to certain terms and conditions.

On June 16, 2017, the Company declared a special cash distribution of approximately $92,786 in the aggregate (the “Special Dividend”), payable to eligible holders of record of its common stock as of the close of business on July 5, 2017. In addition, pursuant to the terms of the Company’s management incentive plan, dividend equivalent payments of approximately $7,949 in the aggregate (including the amounts payable with respect to each share underlying outstanding stock option awards and restricted stock unit awards and outstanding restricted stock awards under the Management Incentive Plan (the “MIP”)) were paid to plan participants. The dividend equivalent payments were made on July 11, 2017, and the Special Dividend was paid on July 12, 2017. Pursuant to terms of the debt amendments, the Company made an offer to all Term Loan Credit Facility lenders under the Credit Agreement dated March 17, 2017, as amended, to repay the loans at par concurrently with the payment of the Special Dividend, in an aggregate principal amount equal to $10,000. All the Term Loan Facility lenders under the Credit Agreement dated March 17, 2017, as amended, accepted the offer, and the Company repaid $10,000 on July 13, 2017.

On September 15, 2017, the Company repurchased 309,310 shares of its common stock issued pursuant to awards under the MIP for a total purchase amount of $17,445, or $56.40 per share. On September 26, 2017, the Company announced that it had commenced a modified “Dutch Auction” tender offer to repurchase up to $31,800 of common stock. On December 21, 2017, Contura repurchased an aggregate of 530,000 shares of common stock at a purchase price of $60.00 per share. The total repurchase price of $32,595 (comprised of $31,800 of share repurchases and $795 of related fees) was recorded in the fourth quarter of 2017 as treasury stock in the Consolidated Balance Sheet. Upon completion of the tender offer, provisions within the Company’s Term Loan Credit Facility under the Credit Agreement dated March 17, 2017, as amended, and the Asset-Based Revolving Credit Agreement dated April 3, 2017, as amended, limited the ability of the Company to make future repurchases of its common stock.
(14) Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2019	2018
Operating lease liabilities	$1,813	$—
Wages and benefits	45,577	51,026
Workers’ compensation	15,695	16,676
Black lung	7,472	8,133
Taxes other than income taxes	24,946	24,140
Current portion of asset retirement obligations	40,574	24,754
Freight accrual	5,851	10,785
Other	12,354	13,185
Total accrued expenses and other current liabilities	$154,282	$148,699

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

(15) Long-Term Debt
Long-term debt consisted of the following:

	December 31,
	2019	2018
Term Loan Credit Facility - due November 2025	$—	$550,000
Term Loan Credit Facility - due June 2024	558,991	—
LCC Note Payable	45,000	62,500
LCC Water Treatment Obligation	9,375	11,875
Other	9,295	8,395
Debt discount and issuance costs	(29,695)	(44,758)
Total long-term debt	592,966	588,012
Less current portion	(28,485)	(42,743)
Long-term debt, net of current portion	$564,481	$545,269

Term Loan Credit Facility - due June 2024
On June 14, 2019, the Company entered into a Credit Agreement with Cantor Fitzgerald Securities, as administrative agent and collateral agent, and the other lenders party thereto (as defined therein) that provides for a senior secured term loan facility in the aggregate principal amount of $561,800 with a maturity date of June 14, 2024 (the “Term Loan Credit Facility”). Principal repayments equal to approximately $1,405 are due each March, June, September and December (commencing with September 30, 2019) with the final principal repayment installment repaid on the maturity date and in an amount equal to the aggregate principal amount outstanding on such date. The Term Loan Credit Facility bears an interest rate per annum based on the character of the loan (defined as either “Base Rate Loan” or “Eurocurrency Rate Loan”) plus an applicable rate of 6.00% for Base Rate Loans and 7.00% for Eurocurrency Rate Loans on or prior to the second anniversary of the Closing Date and 7.00% or 8.00% thereafter (the “Applicable Rate”). Interest accrued on each Base Rate Loan is payable in arrears on the last business day of each March, June, September and December and the maturity date. Interest accrued on each Eurocurrency Rate Loan is payable in arrears on the last day of each interest period as defined therein. As of December 31, 2019, the interest rate on borrowings made under the Term Loan Credit Facility was 9.00%, calculated as the eurocurrency rate during the period plus 7.00%. As of December 31, 2019, the carrying value of the Term Loan Credit Facility was $538,765 with $5,618 classified as current within the Consolidated Balance Sheets.

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

All obligations under the Term Loan Credit Facility are substantially guaranteed by the Company’s existing wholly owned domestic subsidiaries, and are required to be guaranteed by the Company’s future wholly-owned domestic subsidiaries. Certain obligations under the Term Loan Facility are secured by a senior lien, subject to certain exceptions (including the ABL Priority Collateral described below), by substantially all of the Company’s assets and the assets of the Company’s subsidiary guarantors (“Term Loan Priority Collateral”), in each case subject to exceptions. The obligations under the Term Loan Credit Facility are also secured by a junior lien, again subject to certain exceptions, against the ABL Priority Collateral. The Term Loan Facility contains negative and affirmative covenants including certain financial covenants that are more flexible than the covenants on the Amended and Restated Credit Agreement dated November 9, 2018. The Company was in compliance with all covenants under this agreement as of December 31, 2019.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

Term Loan Credit Facility - due November 2025
On November 9, 2018, the Company entered into an Amended and Restated Credit Agreement with Jefferies Finance LLC, as administrative agent and collateral agent, and the other lenders party thereto (as defined therein) (the “Amended and Restated Credit Agreement”) that provided for a senior secured term loan facility in the aggregate amount of $550,000 with a maturity date of November 9, 2025 (the “Old Term Loan Credit Facility”). Principal repayments equal to $6,875 were due each March, June, September and December (commencing with March 31, 2019) with the final principal repayment installment repaid on the maturity date and in any event would be in an amount equal to the aggregate principal amount outstanding as of such date. The Old Term Loan Credit Facility incurred an interest rate per annum based on the character of the loan (defined as either “Base Rate Loan” or “Eurocurrency Rate Loan”) plus an applicable rate of 4.00% to 5.00% depending on loan type (the “Applicable Rate”), payable bi-monthly in arrears. As of December 31, 2018, the Old Term Loan Credit Facility was classified as a Eurocurrency Rate Loan with an interest rate of 7.39%, calculated as the eurocurrency rate during the period plus an applicable rate of 5.00%. As of December 31, 2018, the carrying value of the Old Term Loan Credit Facility was $521,667, with $20,625 classified as current, within the Consolidated Balance Sheet. On June 14, 2019, the Company used the proceeds from the Term Loan Credit Facility to repay the outstanding principal of the Old Term Loan Credit Facility.
In connection with entering into the Amended and Restated Credit Agreement, the Company repaid the outstanding principal balance of $380,667 under the credit agreement dated March 17, 2017 and the outstanding principal balance of $82,811 under the term loan agreement dated October 23, 2017 between ANR and Cantor Fitzgerald Securities (the “Alpha Term Loan”). In connection with the Amended and Restated Credit Agreement, the Company recorded a loss on modification of debt of $9,370, primarily related to modification fees paid under the refinance, and a loss on extinguishment of debt of $2,591, primarily related to a prepayment premium on the Alpha Term Loan and the write-off of outstanding debt discounts under the Credit Agreement dated March 17, 2017, which are recorded in loss on modification and extinguishment of debt within the Consolidated Statements of Operations.
In connection with entering into the Credit Agreement dated March 17, 2017, the Company paid all of its $300,000 outstanding 10.00% Senior Secured First Lien Notes due 2021, the $42,500 outstanding Term Facility due 2020, the $8,500 outstanding Closing Tranche Term Loan due 2018, and the $5,500 outstanding GUC Distribution Note due 2018. For the year ended December 31, 2017, the Company recorded a loss on early extinguishment of debt of $38,701, primarily related to a prepayment premium on the 10.00% Senior Secured First Lien Notes and the write-off of outstanding debt discounts on the 10.00% Senior Secured First Lien Notes and GUC Distribution Note.

Amended and Restated Asset-Based Revolving Credit Agreement

On November 9, 2018, the Company entered into the Amended and Restated Asset-Based Revolving Credit Agreement with Citibank N.A. as administrative agent, collateral agent, and swingline lender and the other lenders party thereto (the “Lenders”), and Citibank N.A., Barclays Bank PLC, BMO Harris Bank N.A. and Credit Suisse AG as letter of credit issuers (“LC Lenders”). The Amended and Restated Asset-Based Revolving Credit Agreement amended and restated the Asset-Based Revolving Credit Agreement dated April 3, 2017, in its entirety, and includes a senior secured asset-based revolving credit facility (the “ABL Facility”). Under the ABL Facility, the Company may borrow cash from the Lender or cause the LC Lenders to issue letters of credit, on a revolving basis, in an aggregate amount of up to $225,000, of which no more than $200,000 may be drawn through letters of credit. Any borrowings under the ABL Facility will have a maturity date of April 3, 2022 and will bear interest based on the character of the loan (defined as either “Base Rate Loan” or “Eurocurrency Rate Loan”) plus an applicable rate ranging from 1.00% to 1.50% for Base Rate Loans and 2.00% to 2.50% for Eurocurrency Rate Loans, depending on the amount of credit available. Any letters of credit issued under the ABL Facility will bear a commitment fee rate ranging from 0.25% to 0.375% depending on the amount of availability per terms of the agreement, and a 0.25% fronting fee payable to the ABL Facility’s administrative agent. The Amended and Restated Asset-Based Revolving Credit Agreement provides that a specified percentage of billed, unbilled and approved foreign receivables and raw and clean inventory meeting certain criteria are eligible to be counted for purposes of collateralizing the amount of financing available, subject to certain terms and conditions. The Company recorded a loss on early extinguishment of debt of $81 related to the write-off of unamortized issuance costs on the Old ABL Facility, which is recorded in loss on modification and extinguishment of debt within the Consolidated Statements of Operations. As of December 31, 2019 and 2018, the Company had no borrowings and $99,876 and $28,700 letters of credit outstanding under the ABL Facility, respectively.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

The Amended and Restated Asset-Based Revolving Credit Agreement, as amended, and related documents contain negative and affirmative covenants including certain financial covenants. The Company was in compliance with all covenants under these agreements as of December 31, 2019.

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

On April 3, 2017, the Company entered into an Asset-Based Revolving Credit Agreement with Citibank N.A. as administrative agent, collateral agent, and swingline lender and the other lenders party thereto (the “Old Lenders”), and Citibank N.A., BMO Harris Bank N.A. and Credit Suisse AG as letter of credit issuers (“Old LC Lenders”). The Asset-Based Revolving Credit Agreement included a senior secured asset-based revolving credit facility (the “Old ABL Facility”). Under the Old ABL Facility, the Company could borrow cash from the Old Lender or cause the Old LC Lenders to issue letters of credit, on a revolving basis, in an aggregate amount of up to $125,000, of which no more than $80,000 could be drawn through letters of credit. Any borrowings under the Old ABL Facility had a maturity date of April 4, 2022 and incurred interest based on the character of the loan (defined as either “Base Rate Loan” or “Eurocurrency Rate Loan”) plus an applicable rate ranging from 1.00% to 1.50% for Base Rate Loans and 2.00% to 2.50% for Eurocurrency Rate Loans, depending on the amount of credit that was available. Any letters of credit issued under the Old ABL Facility incurred a commitment fee rate ranging from 0.25% to 0.375% depending on the amount of availability per terms of the agreement, and a 0.25% fronting fee that was payable to the Old ABL Facility’s administrative agent. The Asset-Based Revolving Credit Agreement provided that a specified percentage of billed, unbilled and approved foreign receivables and raw and clean inventory meeting certain criteria were eligible to be counted for purposes of collateralizing the amount of financing available, subject to certain terms and conditions. As of December 31, 2017, the Company had no borrowings and $11,300 in letters of credit outstanding under the Old ABL Facility.

LCC Note Payable

As a result of the Merger, the Company assumed a note payable to Lexington Coal Company (“LCC”) in the aggregate amount of $62,500 (the “LCC Note Payable”) and with a maturity date of July 26, 2022. The LCC Note Payable has no stated interest rate and an imputed interest rate of 12.45%. Principal repayments equal to $17,500 are due each July during 2019, 2020 and 2021, with the final principal payment of $10,000 due on the maturity date. The carrying value of the LCC Note Payable was $37,695 and $49,361, with $17,500 and $17,500 reported within the current portion of long-term debt as of December 31, 2019 and 2018, respectively.

LCC Water Treatment Stipulation

As a result of the Merger, the Company assumed an obligation to contribute $12,500 into Lexington Coal Company’s water treatment restricted cash accounts (the “LCC Water Treatment Stipulation”). Contributions equal to $625 are due each January, April, July and October from 2019 through 2023. The LCC Water Treatment Stipulation has no stated interest rate and an imputed interest rate of 13.12%. The carrying value of the LCC Water Treatment Stipulation was $7,211 and $8,589, with $1,875 and $1,875 reported within the current portion of long-term debt as of December 31, 2019 and 2018, respectively.

Financing Leases

The Company entered into financing leases for certain property and other equipment during 2019 and 2018. The Company’s liability for financing leases was $7,949 and $6,423, with $3,275 and $2,110 reported within the current portion of long-term debt as of December 31, 2019 and 2018, respectively. Financing leases are included in the other line item in the table above. Refer to Note 12 for additional information on leases.

Future Maturities

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

Future maturities of long-term debt as of December 31, 2019 are as follows:

2020	$28,485
2021	29,036
2022	20,324
2023	8,297
2024	536,519
Total long-term debt	$622,661

(16) Acquisition-Related Obligations
Acquisition-related obligations consisted of the following:

	December 31,
	2019	2018
Contingent Revenue Obligation	$52,427	$59,880
Environmental Settlement Obligations	16,305	19,306
Reclamation Funding Liability	12,000	22,000
Retiree Committee VEBA Funding Settlement Liability	—	3,500
UMWA Funds Settlement Liability	4,000	6,000
Discount	(4,834)	(10,356)
Total acquisition-related obligations	79,898	100,330
Less current portion	(33,639)	(27,334)
Acquisition-related obligations, net of current portion	$46,259	$72,996

The Company entered into various settlement agreements with Alpha and/or the Alpha bankruptcy successor ANR and third parties as part of the Alpha bankruptcy reorganization process. The Company assumed acquisition-related obligations through those settlement agreements which became effective on July 26, 2016, the effective date of Alpha’s plan of reorganization. Additionally, as a result of the Merger, the Company assumed certain acquisition-related obligations pursuant to the terms stipulated within the bankruptcy settlement previously entered into by the Alpha Companies.

Contingent Revenue Obligation

As a result of the Merger, the Company assumed a contingent revenue payment obligation (the “Contingent Revenue Obligation”) to certain of the Alpha Companies’ creditors pursuant to the terms stipulated within the bankruptcy settlement previously entered into by the Alpha Companies. Pursuant to terms of the obligation, the annual obligation will be limited to revenues derived from legacy operations for the Alpha Companies and will not include revenues related to legacy Contura operations. The Contingent Revenue Obligation consists of a contingent revenue payment of 1.5% of annual gross revenues of the legacy operations for the Alpha Companies up to $500,000 and 1.0% of annual gross revenue of the legacy operations for the Alpha Companies in excess of $500,000 through the period ended December 31, 2022. As of December 31, 2019 and 2018, the carrying value of the Contingent Revenue Obligation was $52,427 and $59,880, with $14,646 and $9,459 classified as current, respectively, and classified as an acquisition-related obligation in the Consolidated Balance Sheets. Refer to Note 18 for further disclosures related to the fair value assignment and methods used.

During the second quarter of 2019, the Company paid $9,627 pursuant to terms of the Contingent Revenue Obligation.

Environmental Settlement Obligations

As a result of the Merger, the Company assumed certain environmental settlement obligations (the “Environmental Settlement Obligations”) pursuant to the terms stipulated within the bankruptcy settlement previously entered into by the Alpha Companies. These obligations include payments to a third-party environmental agency and the funding of certain reclamation related projects through 2022. As of December 31, 2019 and 2018, the carrying value of the Environmental Settlement

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

Obligations was $13,594 and $14,768, net of discounts of $2,711 and $4,538, with $6,185 and $3,375 classified as current, respectively, all of which was classified as an acquisition-related obligation in the Consolidated Balance Sheets.

Reclamation Funding Agreement

Pursuant to the Reclamation Funding Agreement dated July 12, 2016, the Company must pay the aggregate amount of $50,000 into the various Restricted Cash Reclamation Accounts as follows: $8,000 immediately upon the effective date of the agreement; $10,000 on the anniversary of the effective date in each of 2017, 2018, and 2019; and $12,000 on the anniversary of the effective date in 2020. As of December 31, 2019 and 2018, the carrying value of the Funding of Restricted Cash Reclamation liability was $10,808 and $18,106, net of discounts of $1,192 and $3,894, with $10,808 and $10,000 classified as current, respectively, all of which was classified as an acquisition-related obligation in the Consolidated Balance Sheets.

(17) Asset Retirement Obligations

The following table summarizes the changes in asset retirement obligations for the years ended December 31, 2019 and 2018:

Total asset retirement obligations at December 31, 2017	$59,205
Accretion for the period	8,961
Sites added during the period (1)	163,636
Revisions in estimated cash flows (2)	1,100
Expenditures for the period	(3,175)
Reclassification to liabilities held for sale	(1,279)
Total asset retirement obligations at December 31, 2018	$228,448
Measurement-period adjustments (3)	12,718
Accretion for the period (4)	27,785
Sites added during the period	5,113
Revisions in estimated cash flows (2)	(25,244)
Expenditures for the period	(24,116)
Total asset retirement obligations at December 31, 2019	$224,704
Less current portion	(40,574)
Long-term portion	$184,130

(1)	Represents amounts assumed in connection with the Merger.

(2)	The revisions in estimated cash flows resulted primarily from discount rate adjustments and changes in mine plans.

(3)	Refer to Note 3 for additional information on the Merger and related measurement-period adjustments recorded during the year ended December 31, 2019.
(4) Amount does not include the accretion related to asset retirement obligations classified as liabilities held for sale.

(18) Fair Value of Financial Instruments and Fair Value Measurements
The estimated fair values of financial instruments are determined based on relevant market information. These estimates involve uncertainty and cannot be determined with precision.
The carrying amounts for cash and cash equivalents, trade accounts receivable, net, prepaid expenses and other current assets, short-term and long-term restricted cash, short-term and long-term deposits, trade accounts payable, and accrued expenses and other current liabilities approximate fair value as of December 31, 2019 and 2018 due to the short maturity of these instruments.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

The following tables set forth by level, within the fair value hierarchy, the Company’s long-term debt at fair value as of December 31, 2019 and 2018:

	December 31, 2019
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term Loan Credit Facility - due June 2024	$538,765	$461,402	$461,402	$—	$—
LCC Note Payable	37,695	33,884	—	—	33,884
LCC Water Treatment Obligation	7,211	6,280	—	—	6,280
Total long term debt	$583,671	$501,566	$461,402	$—	$40,164

	December 31, 2018
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term Loan Credit Facility - due November 2025	$521,667	$540,375	$540,375	$—	$—
LCC Note Payable	49,361	50,606	—	—	50,606
LCC Water Treatment Obligation	8,589	8,827	—	—	8,827
Total long term debt	$579,617	$599,808	$540,375	$—	$59,433
(1) Net of debt discounts and debt issuance costs.

The following tables set forth by level, within the fair value hierarchy, the Company’s acquisition-related obligations at fair value as of December 31, 2019 and 2018:

	December 31, 2019
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
UMWA Funds Settlement Liability	$3,069	$2,929	$—	$—	$2,929
Reclamation Funding Liability	10,808	10,658	—	—	10,658
Environmental Settlement Obligations	13,594	12,197	—	—	12,197
Total acquisition-related obligations	$27,471	$25,784	$—	$—	$25,784

	December 31, 2018
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Retiree Committee VEBA Funding Settlement Liability	$3,337	$3,391	$—	$—	$3,391
UMWA Funds Settlement Liability	4,239	4,729	—	—	4,729
Reclamation Funding Liability	18,106	19,362	—	—	19,362
Environmental Settlement Obligations	14,768	14,936	—	—	14,936
Total acquisition-related obligations	$40,450	$42,418	$—	$—	$42,418
(1) Net of discounts.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

The following table sets forth by level, within the fair value hierarchy, the Company’s financial and non-financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2019 and 2018. Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the determination of fair value for assets and liabilities and their placement within the fair value hierarchy levels.

	December 31, 2019
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent Revenue Obligation	$52,427	$—	$—	$52,427
Trading securities	$13,508	$5,506	$8,002	$—

	December 31, 2018
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent Revenue Obligation	$59,880	$—	$—	$59,880

The following table is a reconciliation of the financial and non-financial assets and liabilities that were accounted for at fair value on a recurring basis and that were categorized within Level 3 of the fair value hierarchy:

	December 31, 2018	Payments	Measurement Period Adjustments (1)	Loss Recognized in Earnings	Transfer In (Out) of Level 3 Fair Value Hierarchy	December 31, 2019
Contingent Revenue Obligation	$59,880	$(9,627)	5,738	$(3,564)	$—	$52,427
(1) Refer to Note 3 for additional information on the Merger and related measurement-period adjustments recorded during the year ended December 31, 2019.

	December 31, 2017	Acquisitions	Loss (Gain) Recognized in Earnings	Transfer In (Out) of Level 3 Fair Value Hierarchy	December 31, 2018
Contingent Revenue Obligation	—	59,856	24	—	59,880

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

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

Level 2 Fair Value Measurements
Trading Securities - Includes certificates of deposit, mutual funds, corporate debt securities and U.S. treasury and agency securities. The fair values of the Company’s trading securities are obtained from a third-party pricing service provider. The fair values provided by the pricing service provider are based on observable market inputs including credit spreads and broker-dealer quotes, among other inputs. The Company classifies the prices obtained from the pricing services within Level 2 of the fair value hierarchy because the underlying inputs are directly observable from active markets. However, the pricing models used entail a certain amount of subjectivity and therefore differing judgments in how the underlying inputs are modeled could result in different estimates of fair value.

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

(19) Income Taxes

Total income tax benefit provided on income (loss) before income taxes was allocated as follows:

	Year Ended December 31,
	2019	2018	2017
Continuing operations	$(57,557)	$(165,363)	$(67,979)
Discontinued operations	(4,214)	(1,305)	(17,681)
Total	$(61,771)	$(166,668)	$(85,660)

Significant components of income tax expense (benefit) from continuing operations were as follows:

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Current tax (benefit) expense:
Federal	$(49,943)	$(99,965)	$10,078
State	824	(21)	687
Total current	$(49,119)	$(99,986)	$10,765

Deferred tax (benefit) expense:
Federal	$704	$(49,322)	$(78,744)
State	(9,142)	(16,055)	—
Total deferred	$(8,438)	$(65,377)	$(78,744)

Total income tax (benefit) expense:
Federal	$(49,239)	$(149,287)	$(68,666)
State	(8,318)	(16,076)	687
Total	$(57,557)	$(165,363)	$(67,979)

A reconciliation of statutory federal income tax expense (benefit) on income from continuing operations to the actual income tax expense (benefit) is as follows:

	Year Ended December 31,
	2019	2018	2017
Federal statutory income tax expense (benefit)	$(54,747)	$28,873	$37,015
Increase (reductions) in taxes due to:
Percentage depletion allowance	(6,270)	(3,770)	(5,164)
Federal tax rate change	—	—	179,825
SAB 118 finalization	—	(6,735)	—
Estimated sequestration impact	—	(7,139)	5,640
State taxes, net of federal tax impact	(10,498)	6,569	1,059
State tax rate and NOL change, net of federal tax impact	(4,172)	(4,779)	(4,705)
Change in valuation allowances	4,329	(208,474)	(280,094)
Net operating loss carryback	(14,234)	(59,404)	—
Amended return - capital loss impact	919	69,430	—
Non-taxable bargain purchase gain	—	—	(354)
Non-deductible goodwill impairment	26,114	—	—
Non-deductible transaction costs	—	1,706	—
Stock-based compensation	(1,085)	(687)	(1,144)
Charitable contribution carryforward expiration	486	9,634	—
Provision to return adjustment	(869)	5,022	—
Other, net	2,470	4,391	(57)
Income tax benefit	$(57,557)	$(165,363)	$(67,979)

Deferred income taxes result from temporary differences between the reporting of amounts for financial statement purposes and income tax purposes. The net deferred tax assets and liabilities included in the Consolidated Balance Sheets include the following amounts:

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	Year Ended December 31,
	2019	2018
Deferred tax assets:
Asset retirement obligations	$51,114	$59,973
Reserves and accruals not currently deductible	8,265	9,163
Workers’ compensation benefit obligations	54,128	56,859
Pension obligations	44,413	47,256
Equity method investments	2,509	3,506
Charitable contribution carryforwards	306	724
Alternative minimum tax credit carryforwards	33,065	68,774
Loss carryforwards, net of Section 382 limitation	142,510	109,850
Acquisition-related obligations	17,902	25,590
Other	11,993	11,909
Gross deferred tax assets	366,205	393,604
Less valuation allowance	(133,020)	(94,802)
Deferred tax assets	$233,185	$298,802
Deferred tax liabilities:
Property, plant and mineral reserves	$(145,487)	$(189,232)
Acquired intangibles, net	(27,140)	(31,540)
Prepaid expenses	(6,780)	(6,882)
Restricted cash	(20,313)	(55,112)
Other	(822)	(3,975)
Total deferred tax liabilities	(200,542)	(286,741)
Net deferred tax assets	$32,643	$12,061

Changes in the valuation allowance were as follows:

	Year Ended December 31,
	2019	2018	2017
Valuation allowance beginning of period	$94,802	$298,892	$531,054
Increase (decrease) in valuation allowance recorded to income tax expense (benefit)	29,950	(208,474)	(288,177)
Increase in valuation allowance not affecting income tax expense	8,268	4,384	56,015
Valuation allowance end of period	$133,020	$94,802	$298,892
On December 22, 2017, President Trump signed into law legislation commonly referred to as the “Tax Cuts and Jobs Act” (“TCJA”). Effective for tax years beginning after December 31, 2017, the TCJA reduced the corporate income tax rate from 35% to 21%. As a result of the reduction in the corporate income tax rate, the Company recorded a reduction to the value of its net deferred tax assets before the valuation allowance of $179,825, resulting in an offsetting release in the valuation allowance of $179,825, during the year ended December 31, 2017. The TCJA also repealed the corporate alternative minimum tax (“AMT”), provided a mechanism for corporations to monetize alternative minimum tax credits (“AMT Credits”) during the 2018 to 2021 tax years, limited the tax deduction for interest expense to 30% of adjusted earnings, and made changes to net operating loss provisions (“NOL”) to repeal NOL carrybacks, allow NOLs to be carried forward indefinitely, and limit the utilization of an NOL carryforward to 80% of taxable income generated. The changes to the NOL provisions apply to NOLs generated in 2018 and future tax years.

During the one-year measurement period ended December 22, 2018, the Company finalized its accounting for the AMT Credits under SAB 118, resulting in the recording of an income tax benefit of $6,735 during the year ended December 31, 2018.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

Based on the accounting policy election made, the Company classifies the AMT Credits as a deferred tax asset until the taxable year in which the credit can be claimed on the tax return. In that year, the Company reclassifies the amount from a deferred tax asset to an income tax receivable. As of December 31, 2019, the Company recorded a current income tax receivable of $33,065 for AMT Credits expected to be refunded on the 2019 tax return. The remaining $33,065 of AMT Credits, the balance of which are expected to be refunded on the 2020 and 2021 tax returns, are recorded as a deferred tax asset. The Internal Revenue Service (“IRS”) may issue additional guidance in the form of regulations or notices regarding certain technical issues related to the monetization of the AMT Credits.

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

At December 31, 2019, the Company has regular tax net operating loss carryforwards for federal income tax purposes of approximately $1,427,000. This includes $1,011,000 that are available to offset regular federal taxable income subject to an annual Internal Revenue Code Section 382 limitation of approximately $1,000, $56,000 that are subject to an annual Section 382 limitation of approximately $18,300, and $299,000 that are subject to an annual Section 382 limitation of approximately $17,500. These federal net operating loss carryforwards were generated before 2018 and will expire between years 2030 and 2037. The Company also has $61,000 of federal net operating loss carryforwards with an indefinite carryforward period that can be used to offset up to 80% of taxable income. The Company has capital loss carryforwards of approximately $117,000, of which $66,000 are subject to an annual Section 382 limitation of approximately $1,000 and $51,000 are subject to an annual Section 382 limitation of approximately $17,500. The capital loss carryforwards will expire between years 2021 and 2024. A full valuation allowance is recorded against the capital loss carryforwards. The Company also has disallowed interest deduction carryforwards of $102,394, which can be carried forward indefinitely and used to reduce taxable income subject to a 30% of adjusted earnings limitation.

No amount of unrecognized tax benefits would affect the Company’s effective tax rate if recognized as of December 31, 2019. The Company believes that it is reasonably possible that a decrease in unrecognized tax benefits of $20,788 may be necessary during the next twelve months, as a result of the issuance of final regulatory guidance from the IRS.

The Company’s policy is to classify interest and penalties related to uncertain tax positions as part of income tax expense. As of December 31, 2019 and 2018, the Company had no accrued interest and penalties.

The following reconciliation illustrates the Company’s liability for uncertain tax positions:

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Unrecognized tax benefits - beginning of period	$—	$—	$—
Additions for tax positions of prior years	5,740	—	—
Additions for tax positions of current year	15,048	—	—
Unrecognized tax benefits - end of period	$20,788	$—	$—

As of December 31, 2019, tax years 2016 - 2019, which include the impact of net operating loss and other carryforwards and tax basis acquired from Alpha, remain open to federal and state examination.

(20) Employee Benefit Plans

The Company provides several types of benefits for its employees, including defined benefit and defined contribution pension plans, workers’ compensation and black lung benefits, and postemployment life insurance. The Company does not participate in any multi-employer plans.

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

Effective October 1, 2019, two of the qualified non-contributory defined benefit pension plans were amended to offer certain eligible participants the option to elect to receive lump sum benefits as of December 1, 2019, which resulted in a partial plan settlement and the accelerated recognition of a portion of the accumulated other comprehensive loss during the three months ended December 31, 2019. Refer to the disclosures below for further information on the partial plan settlement.

Annual funding contributions to the Pension Plans are made as recommended by consulting actuaries based upon the ERISA funding standards. Plan assets consist of equity and fixed income funds, private equity funds and a guaranteed insurance contract.

The following tables set forth the plans’ accumulated benefit obligations, fair value of plan assets and funded status for the years ended December 31, 2019 and 2018. For the year ended December 31, 2018, the change in benefit obligations and change in fair value of plan assets only represents activity related to the post-Merger period.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	Year Ended December 31,
	2019	2018
Change in benefit obligations:
Accumulated benefit obligation at beginning of period:	$675,482	$—
Interest cost (1)	26,564	4,500
Actuarial loss	91,287	22,410
Benefits paid	(31,371)	(5,295)
Acquisition (1)	1,910	653,867
Settlement	(89,433)	—
Accumulated benefit obligation at end of period	$674,439	$675,482

Change in fair value of plan assets:
Fair value of plan assets at beginning of period	$494,680	$—
Actual return on plan assets	87,129	4,112
Employer contributions	9,348	—
Benefits paid	(31,371)	(5,295)
Acquisition	—	495,863
Settlement	(89,433)	—
Fair value of plan assets at end of period	$470,353	$494,680
Funded status	$(204,086)	$(180,802)
Accrued benefit cost at end of period (2)	$(204,086)	$(180,802)
(1) For the year ended December 31, 2019, interest cost includes $22 of measurement-period adjustments recorded during the period. Refer to Note 3 for further details on measurement-period adjustments.
(2) Amounts are classified as long-term on the Consolidated Balance Sheets as there are sufficient plan assets to make expected benefit payments to plan participants in the succeeding twelve months.

Gross amounts related to pension obligations recognized in accumulated other comprehensive loss consisted of the following as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Net actuarial loss	$46,568	$23,075

The following table details the components of net periodic benefit cost (credit):

	Year Ended December 31,
	2019	2018
Interest cost (1)	$26,564	$4,500
Expected return on plan assets	(28,042)	(4,777)
Amortization of net losses	797	—
Settlement (2)	6,224	—
Net periodic benefit cost (credit)	$5,543	$(277)
(1) For the year ended December 31, 2019, interest cost includes $22 of measurement-period adjustments recorded during the period. Refer to Note 3 for further details on measurement-period adjustments.
(2) For the year ended December 31, 2019, the settlement is recorded within miscellaneous (loss) income, net, within the Consolidated Statements of Operations.

Other changes in plan assets and benefit obligations recognized in other comprehensive loss are as follows:

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	Year Ended December 31,
	2019	2018
Actuarial loss (1)	$30,514	$23,075
Amortization of net actuarial loss	(797)	—
Settlement	(6,224)	—
Total recognized in other comprehensive loss	$23,493	$23,075
(1) For the year ended December 31, 2019, the balance includes ($1,686) of measurement-period adjustments recorded during the period. Refer to Note 3 for further details on measurement-period adjustments.

The following table presents information applicable to plans with accumulated benefit obligations in excess of plan assets:

	Year Ended December 31,
	2019	2018
Projected benefit obligation	$674,439	$675,482
Accumulated benefit obligation	$674,439	$675,482
Fair value of plan assets	$470,353	$494,680

The weighted-average actuarial assumption used in determining the benefit obligations as of December 31, 2019 and 2018 was as follows:

	December 31,
	2019	2018
Discount rate	3.36%	4.33%

The weighted-average actuarial assumptions used to determine net periodic benefit cost for the years ended December 31, 2019 and 2018 were as follows:

	Year Ended December 31,
	2019	2018
Discount rate for benefit obligation	4.33%	4.50%
Discount rate for interest cost	4.01%	4.23%
Expected return on plan assets	5.80%	5.80%

The discount rate assumptions were determined from a high-quality corporate bond yield-curve timing of the Company’s projected cash out flows.

The expected long-term return on assets of the Pension Plans is established each year by the Company’s Benefits Committee in consultation with the plans’ actuaries and outside investment advisors. This rate is determined by taking into consideration the Pension Plans’ target asset allocation, expected long-term rates of return on each major asset class by reference to long-term historic ranges, inflation assumptions and the expected additional value from active management of the Pension Plans’ assets. For the determination of net periodic benefit cost in 2020, the Company will utilize an expected long-term return on plan assets of 5.90%.

Assets of the Pension Plans are held in trusts and are invested in accordance with investment guidelines that have been established by the Company’s Benefits Committee in consultation with outside investment advisors. The target allocation for 2020 and the actual asset allocation as reported at December 31, 2019 are as follows:

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	Target Allocation Percentages 2020	Percentage of Plan Assets 2019
Equity securities	40.0%	39.3%
Fixed income funds	60.0%	58.0%
Other	—%	2.7%
Total	100.0%	100.0%

The asset allocation targets have been set with the expectation that the Pension Plans’ assets will fund the expected liabilities within an appropriate level of risk. In determining the appropriate target asset allocations, the Benefits Committee considers the demographics of the Pension Plans’ participants, the funding status of each plan, the Company’s contribution philosophy, the Company’s business and financial profile, and other associated risk factors. The Pension Plans’ assets are periodically rebalanced among the major asset categories to maintain the asset allocation within a specified range of the target allocation percentage.

The Company expects to contribute $23,174 to the Pension Plans in 2020.

The following represents expected future pension benefit payments for the next ten years:

2020	$30,992
2021	31,148
2022	31,691
2023	32,414
2024	32,901
2025-2029	166,350
$325,496

The fair values of the Company’s Pension Plans’ assets as of December 31, 2019, by asset category are as follows:

Asset Category	Total	Quoted Market Prices in Active Market for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
Multi-asset fund (1)	$182,782	$—	$182,782	$—
Fixed income funds:
Bond fund (2)	272,239	—	272,239	—
Commingled short-term fund (3)	1,572	—	1,572	—
Other types of investments:
Guaranteed insurance contract	11,155	—	—	11,155
Total	$467,748	$—	$456,593	$11,155
Receivable (4)	1,061
Total assets at fair value	468,809
Private equity funds measured at net asset value practical expedient (5)	1,544
Total plan assets	$470,353
(1) This fund contains equities (domestic and international), real estate and bonds.
(2) This fund contains bonds representing a diversity of sectors and maturities. This fund also includes mortgage-backed securities and U.S. Treasuries.
(3) This fund contains cash and highly liquid short-term investments in a collective investment fund.
(4) Receivable for investments sold at December 31, 2019, which approximates fair value.

CONTURA ENERGY, INC. AND SUBSIDIARIES
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

Changes in Level 3 plan assets for the period ended December 31, 2019 were as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Guaranteed Insurance Contract
Beginning balance, December 31, 2018	$10,886
Actual return on plan assets:
Relating to assets still held at the reporting date	644
Purchases, sales and settlements	(375)
Ending balance, December 31, 2019	$11,155

The fair values of the Company’s Pension Plans’ assets as of December 31, 2018, by asset category are as follows:

Asset Category	Total	Quoted Market Prices in Active Market for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
Multi-asset fund (1)	$195,278	$—	$195,278	$—
Fixed income funds:
Bond fund (2)	283,517	—	283,517	—
Commingled short-term fund (3)	1,654	—	1,654	—
Other types of investments:
Guaranteed insurance contract	10,886	—	—	10,886
Total	$491,335	$—	$480,449	$10,886
Receivable (4)	921
Total assets at fair value	492,256
Private equity funds measured at net asset value practical expedient (5)	2,424
Total plan assets	$494,680
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

CONTURA ENERGY, INC. AND SUBSIDIARIES
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

Workers’ Compensation and Pneumoconiosis (Black Lung)

The Company is required by federal and state statutes to provide benefits to employees for awards related to workers’ compensation and black lung.

The Company’s subsidiaries utilize high-deductible third-party insurance for worker’s compensation and black lung obligations with the exception of certain subsidiaries in which the Company is a qualified self-insurer for workers’ compensation and/or black lung related obligations. The Company’s subsidiaries that are self-insured for black lung benefits may fund benefit payments through a Section 501(c) (21) tax-exempt trust fund.

Pursuant to the Merger Agreement, the Company assumed a reinsurance contract with a third party. In 2017, the Alpha Companies made a lump sum payment in exchange for a reinsurance company’s agreement to administer and pay certain future workers’ compensation and state black lung obligations in the state of Kentucky. Pursuant to the Merger Agreement, the Company assumed the estimated liability for these future claims. As the liabilities are paid by the insurance company, the prepaid insurance amounts will be reduced by a corresponding amount.

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

At December 31, 2019, the Company had $163,818 of workers’ compensation liability, including a current portion of $15,695 recorded in accrued expenses and other current liabilities, offset by $2,375 and $58,498 of expected insurance receivable recorded in prepaid expenses and other current assets and other non-current assets, respectively in the Consolidated Balance Sheets. At December 31, 2018, the Company had $181,989 of workers’ compensation liability, including a current portion of $16,676 recorded in accrued expenses and other current liabilities, offset by $2,661 and $67,776 of expected insurance receivable recorded in prepaid expenses and other current assets and other non-current assets, respectively, in the Consolidated Balance Sheets.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

For the Company’s subsidiaries that are insured with a high-deductible insurance plan for workers’ compensation and black lung claims, the insurance premium expense for the years ended December 31, 2019, 2018, and 2017 was $13,851, $5,868, and $4,948, respectively.

Workers’ compensation expense for high-deductible insurance plans for the years ended December 31, 2019, 2018, and 2017 was $6,665, $7,953, and $9,366, respectively.

The following tables set forth the accumulated black lung benefit obligations, fair value of plan assets and funded status for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Change in benefit obligation:
Accumulated benefit obligation at beginning of period	$94,805	$18,370
Service cost (1)	2,057	930
Interest cost (1)	4,474	1,185
Actuarial loss	11,166	272
Benefits paid	(6,543)	(1,462)
Acquisition (1)	16,829	75,510
Accumulated benefit obligation at end of period	$122,788	$94,805
Change in fair value of plan assets:
Fair value of plan assets at beginning of period	$2,597	$—
Actual return on plan assets	63	28
Benefits paid	(6,543)	(1,462)
Employer contributions	6,543	1,462
Acquisition	—	2,569
Fair value of plan assets at end of period (2)	2,660	2,597
Funded status	$(120,128)	$(92,208)
Accrued benefit cost at end of period	$(120,128)	$(92,208)
Summary of accrued benefit cost at end of period:
Continuing operations	(120,128)	(92,114)
Discontinued operations	—	(94)
Total accrued benefit cost at end of period	$(120,128)	$(92,208)
(1) For the year ended December 31, 2019, service cost and interest cost include $61 and $120, respectively, of measurement-period adjustments recorded during the period. Refer to Note 3 for further details on measurement-period adjustments.
(2) Assets of the plan are held in a Section 501(c)(21) tax-exempt trust fund and consist primarily of government debt securities. All assets are classified as Level 1 and valued based on quoted market prices.

The table below presents amounts recognized in the Balance Sheets:

	December 31,
	2019	2018
Current liabilities	$7,472	$8,133
Long-term liabilities	112,656	83,981
Long-term liabilities - discontinued operations	—	94
	$120,128	$92,208

Gross amounts related to the black lung obligations recognized in accumulated other comprehensive loss consisted of the following as of December 31, 2019 and 2018:

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	December 31,
	2019	2018
Net actuarial loss	$12,980	$1,684

The following table details the components of the net periodic benefit cost for black lung obligations:

	Year Ended December 31,
	2019	2018	2017
Service cost (1)	$2,057	$930	$651
Interest cost (1)	4,474	1,185	633
Expected return on plan assets	(65)	(11)	—
Amortization of net actuarial loss (gain)	216	199	(149)
Net periodic benefit cost	$6,682	$2,303	$1,135
Summary net periodic benefit cost:
Continuing operations	$6,682	$2,304	$1,125
Discontinued operations	—	(1)	10
Total net periodic benefit cost	$6,682	$2,303	$1,135
(1) For the year ended December 31, 2019, service cost and interest cost include $61 and $120, respectively, of measurement-period adjustments recorded during the period. Refer to Note 3 for further details on measurement-period adjustments.

Other changes in the black lung plan assets and benefit obligations recognized in other comprehensive loss are as follows:

	Year Ended December 31,
	2019	2018	2017
Actuarial loss (1)	$11,512	$255	$3,661
Amortization of net actuarial (loss) gain	(216)	(199)	149
Total recognized in other comprehensive loss	$11,296	$56	$3,810
(1) For the year ended December 31, 2019, the balance includes $344 of measurement-period adjustments recorded during the period. Refer to Note 3 for further details on measurement-period adjustments.

The weighted-average assumptions related to black lung obligations used to determine the benefit obligation as of December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
Discount rate	3.47%	4.36%
Federal black lung benefit trend rate	2.00%	2.50%
Black lung medical benefit trend rate	5.00%	5.00%
Black lung benefit expense inflation rate	2.00%	2.50%

The weighted-average assumptions related to black lung obligations used to determine net periodic benefit cost were as follows:

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Discount rate for benefit obligation	4.36%	4.37%	4.29%
Discount rate for service cost	4.54%	3.90%	4.32%
Discount rate for interest cost	3.99%	3.83%	4.20%
Federal black lung benefit trend rate	2.50%	2.50%	2.50%
Black lung medical benefit trend rate	5.00%	5.00%	5.00%
Black lung benefit expense inflation rate	2.50%	2.50%	2.50%
Expected return on plan assets	2.50%	2.50%	N/A

Estimated future cash payments related to black lung obligations for the next 10 years ending after December 31, 2019 are as follows:

Year ending December 31:
2020	$7,472
2021	6,457
2022	6,751
2023	6,894
2024	6,981
2025-2029	19,900
$54,455

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

The following tables set forth the accumulated life insurance benefit obligations, fair value of plan assets and funded status for the years ended December 31, 2019 and 2018:

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	December 31,
	2019	2018
Change in benefit obligation:
Accumulated benefit obligation at beginning of period	$11,368	$12,640
Interest cost	426	388
Actuarial loss (gain)	1,002	(1,164)
Benefits paid	(455)	(496)
Accumulated benefit obligation at end of period	$12,341	$11,368
Change in fair value of plan assets:
Benefits paid (1)	(455)	(496)
Employer contributions (1)	455	496
Fair value of plan assets at end of period	$—	$—
Funded status	(12,341)	(11,368)
Accrued benefit cost at end of year	$(12,341)	$(11,368)

Amounts recognized in the consolidated balance sheets:
Current liabilities	$719	$787
Long-term liabilities	11,622	10,581
	$12,341	$11,368
(1) Amount is comprised of premium payments to commercial life insurance provider.

Gross amounts related to the life insurance benefit obligations recognized in accumulated other comprehensive income consisted of the following as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Net actuarial gain	$(872)	$(1,979)
Accumulated other comprehensive income	$(872)	$(1,979)

The following table details the components of the net periodic benefit cost for life insurance benefit obligations:

	December 31,
	2019	2018
Interest cost	$426	$388
Amortization of net actuarial gain	(105)	(46)
Net periodic benefit cost	$321	$342

Other changes in the life insurance plan assets and benefit obligations recognized in other comprehensive income (loss) are as follows:

	December 31,
	2019	2018
Actuarial loss (gain)	$1,002	$(1,164)
Amortization of net actuarial gain	105	46
Total recognized in other comprehensive income (loss)	$1,107	$(1,118)

The weighted-average assumptions related to life insurance benefit obligations used to determine the benefit obligation as of December 31, 2019 and 2018 was as follows:

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	December 31,
	2019	2018
Discount rate	3.22%	4.21%

The weighted-average assumptions related to life insurance benefit obligations used to determine net periodic benefit cost were as follows:

	Year Ended December 31,
	2019	2018
Discount rate for benefit obligations	4.21%	3.56%
Discount rate for interest cost	3.90%	3.18%

Estimated future cash payments related to life insurance benefit obligations for the next 10 years ending after December 31, 2019 are as follows:

Year ending December 31:
2020	$719
2021	667
2022	658
2023	650
2024	645
2025-2029	3,179
$6,518

Defined Contribution and Profit Sharing Plans

The Company sponsors defined contribution plans to assist its eligible employees in providing for retirement. Generally, under the terms of these plans, employees make voluntary contributions through payroll deductions and the Company makes matching and/or discretionary contributions, as defined by each plan. The Company’s total contributions to these plans for the years ended December 31, 2019, 2018, and 2017 were $27,231, $10,242, and $8,823, respectively.

Self-insured Medical Plan

The Company is self-insured for health benefit coverage for all of its active employees. Estimated liabilities for health and medical claims are recorded based on the Company’s historical experience and include a component for incurred but not paid claims. During the years ended December 31, 2019, 2018, and 2017, the Company incurred total expenses of $79,896, $37,958, and $31,318, respectively, which primarily include claims processed and an estimate for claims incurred but not paid.

(21) Stock-Based Compensation Awards
The MIP is currently authorized for the issuance of awards of up to 1,201,202 shares of common stock, and as of December 31, 2019, there were 277,266 shares of common stock available for grant under the MIP. The Long-Term Incentive Plan (the “LTIP”) is currently authorized for the issuance of awards of up to 1,000,000 shares of common stock, and as of December 31, 2019, there were 756,507 shares of common stock available for grant under the LTIP. Pursuant to the Merger Agreement, the Company assumed the ANR Inc. 2017 Equity Incentive Plan (the “ANR EIP”), which had underlying ANR shares that were converted to 89,766 Contura shares. The ANR EIP is not authorized for additional issuance of awards of shares of common stock, and as of December 31, 2019, there were no shares of common stock available for grant under the ANR EIP.
As of December 31, 2019, the Company had four types of stock-based awards outstanding: time-based restricted stock, time-based restricted stock units, performance-based restricted stock units, and stock options. Stock-based compensation expense totaled $12,397, $13,354, and $20,372 for the years ended December 31, 2019, 2018, and 2017, respectively. For the years ended December 31, 2019, 2018, and 2017, approximately 76%, 90%, and 94%, respectively, of stock-based compensation expense was reported as selling, general and administrative expenses, and the remainder was recorded as cost of coal sales.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

The Company is authorized to repurchase common shares from employees (upon the election by the employee) to satisfy the employees’ statutory tax withholdings upon the vesting of stock grants. Shares that are repurchased to satisfy the employees’ statutory tax withholdings are recorded in treasury stock at cost. During the year ended December 31, 2019, the Company repurchased 118,935 shares of its common stock issued pursuant to awards under the MIP, LTIP and ANR EIP for a total purchase amount of $5,159, or $43.37 average price paid per share. During the year ended December 31, 2018, the Company repurchased 76,648 shares of its common stock issued pursuant to awards under the MIP, LTIP and ANR EIP for a total purchase amount of $5,240, or $68.36 average price paid per share. The Company did not repurchase any common shares from employees to satisfy the employees’ statutory tax withholdings upon vesting of stock grants during the year ended December 31, 2017. On September 15, 2017, the Company repurchased 309,310 shares of its common stock issued pursuant to awards under the MIP for a total purchase amount of $17,445, or $56.40 per share.
2019 Awards Granted
During the year ended December 31, 2019, the Company granted certain key employees and non-employee directors 79,474 time-based restricted stock units under the LTIP with a weighted average grant date fair value of $49.47 based on the Company’s closing stock price at the trading day before the date of the grant. The awards granted to key employees will either vest ratably over a three-year period or cliff vest in one year from date of grant in accordance with the vesting schedule, subject to the participant’s continuous service with the Company through each applicable vesting date. The awards granted to non-employee directors will vest on the first to occur of (i) April 30, 2020, (ii) the director’s separation from service due to the director’s death or physical or mental incapacity to perform his or her usual duties, such condition likely to remain continuously and permanently, as determined by the Company, and (iii) a change in control. Upon vesting and settlement of time-based restricted stock units, the Company issues authorized and unissued shares of the Company’s common stock to the recipient.
Additionally, during the year ended December 31, 2019, the Company granted certain key employees 81,065 relative total shareholder return performance-based restricted stock units under the LTIP that are valued relative to the median stock price performance of a comparator group and had a weighted average grant date fair value of $65.70 based on a Monte Carlo simulation, and 27,042 absolute total shareholder return performance-based restricted stock units under the LTIP that are valued based on the Company’s stock price performance with a weighted average grant date fair value of $50.60 based on a Monte Carlo simulation. These awards cliff vest on the third anniversary of the date of the grant, subject to continued employment and the satisfaction of the performance criteria. These awards have the potential to be distributed from 0% to 400% of target for the relative total shareholder return units, and 0% to 200% of target for the absolute total shareholder return units depending on actual results versus the pre-established performance criteria over the three-year period. The Monte Carlo simulations incorporate the assumptions as presented in the following tables:

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

(5)	The expected dividend yield represents the investments return to a share of the Company’s stock that is not available to the holder of an absolute performance-based restricted stock unit.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

Absolute performance-based restricted stock units
Valuation date stock price	$61.27
Expected volatility (1)	29.98%
Risk-free interest rate (2)	2.42%
Expected dividend yield (3)	—%

(1)	The expected volatility assumption is based on the historical volatility of the price of the Company’s stock.

(2)	The annual risk-free interest rate equals the yield on zero coupon U.S. Treasury STRIPS that have a term equal to the length of the remaining performance measurement period as of the valuation date.

(3)	The expected dividend yield represents the investments return to a share of the Company’s stock that is not available to the holder of an absolute performance-based restricted stock unit.

2018 Awards Granted

During the year ended December 31, 2018, the Company granted certain key employees 18,063 time-based cash restricted stock units under the MIP with a weighted average grant date fair value of $65.00 based on the Company’s closing stock price at the date of grant. These awards vested on the first anniversary of the date of the grant. As of the grant date of the awards, the Company did not have sufficient authorized and unissued common shares to settle these awards and the awards were expected to be settled with cash, unless shares became available for issuance under the MIP on the applicable vesting date. Therefore, these awards were classified as a liability. On the applicable vesting date, shares were available for issuance and the awards vested as equity awards. The Company’s liability for all outstanding liability awards totaled $0 and $1,058 as of December 31, 2019 and December 31, 2018, respectively.
Additionally, during the year ended December 31, 2018, the Company granted certain key employees and non-employee directors 180,156 time-based restricted stock units under the MIP and LTIP based on the Company’s closing stock price at the trading day before the date of the grant for the key employee awards and the Company’s closing stock price at the date of grant for the non-employee director awards. Additionally, during the year ended December 31, 2018, the Company assumed ANR EIP awards of 89,766 time-based restricted stock units granted to certain key employees based on the Company’s stock price at the Merger date. These awards have a weighted average grant date fair value of $74.73. The awards granted to key employees will vest ratably over a two-year period or a four-year period from date of grant in accordance with the vesting schedule, subject to the participant’s continuous service with the Company through each applicable vesting date. The awards granted to non-employee directors will vest on the first to occur of (i) the day before the one-year anniversary of the date of grant, (ii) the director’s separation from service (as defined in Section 409A) due to the directors’ death or disability, (iii) a change in control, and (iv) the date immediately prior to an Initial Public Offering (“IPO”), contingent upon the consummation of the IPO, subject in each case to the director’s continuous service with the Company through such date. Upon vesting and settlement of time-based restricted stock units, the Company issues authorized and unissued shares of the Company’s common stock to the recipient.

2017 Awards Granted
During the year ended December 31, 2017, the Company granted 437,450 shares of restricted stock under the MIP with a weighted average grant date fair value of $65.55 based on the Company’s closing stock price at the date of grant. Additionally, during the year ended December 31, 2017, the Company granted 129,520 non-qualified stock options under the MIP to certain of its officers and key employees with a weighted average grant date fair value of $37.44 with a 10-year expiration from the date of grant. These awards vest ratably over a three-year period or, in the event of a change in control, will fully vest, subject in each case to the recipient’s continued employment through such date.

The non-qualified stock options have a grant date fair value based on a Black-Scholes pricing model. The Black-Scholes pricing model incorporates the assumptions as presented in the following table:

CONTURA ENERGY, INC. AND SUBSIDIARIES
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

Additionally, during the year ended December 31, 2017, the Company granted 5,504 time-based restricted stock units under the MIP to its non-employee directors with weighted average grant date fair value of $73.37. Additionally, during the year ended December 31, 2017, the Company awarded certain of its non-employee directors 6,700 time-based cash restricted stock units under the MIP with a weighted grant date fair value of $62.55. As of the grant date of the time-based cash restricted stock units, the Company did not have sufficient authorized and unissued common shares to settle these awards and the awards were expected to be settled with cash, unless shares became available for issuance under the MIP. Therefore, these awards were classified as a liability. On the applicable vesting date, shares were available for issuance and the awards vested as equity awards. The grant date fair value of both of these awards were based on the Company’s closing stock price at the date of grant and will vest on the first to occur of (i) the stated anniversary of the date of grant, (ii) the director’s separation from service (as defined in Section 409A of the Internal Revenue Code) due to the directors’ death or disability, and (iii) a change in control, subject in each case to the director’s continuous service with the Company through such date. Upon settlement of time-based restricted stock units, the Company issues authorized and unissued shares of the Company’s common stock to the recipient.
In connection with the Company’s declaration and payment of the Special Dividend and pursuant to the terms of the MIP, dividend equivalent payments of approximately $7,949 in the aggregate (including the amounts payable with respect to each share underlying outstanding stock option awards and restricted stock unit awards and outstanding restricted stock awards under the MIP) were paid to plan participants. The dividend equivalent payments were made on July 11, 2017, which accelerated stock-based compensation expense by $5,113 and reduced the Company’s additional paid-in capital by $7,949.
Restricted Stock
Restricted stock activity for the year ended December 31, 2019 is summarized in the following table:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested shares outstanding at December 31, 2018	264,799	$65.55
Granted	—	$—
Vested	(161,468)	$65.55
Forfeited or Expired	(79,733)	$65.55
Non-vested shares outstanding at December 31, 2019	23,598	$65.55

As of December 31, 2019, there was $81 of unrecognized compensation cost related to non-vested time-based restricted stock units which is expected to be recognized as expense during the first quarter of 2020.

Restricted Stock Units

Time-Based Restricted Stock Units

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

Time-based restricted stock unit activity for the year ended December 31, 2019 is summarized in the following table:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested shares outstanding at December 31, 2018	251,875	$74.71
Granted	79,474	$49.47
Vested (1)	(121,251)	$72.59
Forfeited or Expired	(52,016)	$71.09
Non-vested shares outstanding at December 31, 2019	158,082	$64.84
(1) Includes 3,274 shares with deferred settlement pursuant to the award agreement.

As of December 31, 2019, there was $3,687 of unrecognized compensation cost related to non-vested time-based restricted stock units which is expected to be recognized as expense over a weighted-average period of 1.27 years.

Time-based cash restricted stock unit activity for the year ended December 31, 2019 is summarized in the following table:

	Number of Shares	Weighted-Average Fair Value (1)
Non-vested shares outstanding at December 31, 2018	18,063	$65.74
Granted	—	$—
Vested (1)	(18,063)	$61.27
Forfeited or Expired	—	$—
Non-vested shares outstanding at December 31, 2019	—	$—
(1) Pursuant to the award agreement, shares were available for issuance on the applicable vesting date and these shares were ultimately settled in equity.

As of December 31, 2019, there was $0 of unrecognized compensation cost related to non-vested time-based cash restricted stock units.
Performance-Based Restricted Stock Units

Relative performance-based restricted stock unit activity for the year ended December 31, 2019 is summarized in the following table:

	Number of Shares	Weighted-Average Fair Value
Non-vested shares outstanding at December 31, 2018	—	$—
Granted	81,065	$65.70
Vested (1)	(22,322)	$65.70
Forfeited or Expired	(27,144)	$65.70
Non-vested shares outstanding at December 31, 2019 (1)	31,599	$65.70
(1) Includes 22,322 of vested shares due to the employment criteria being satisfied during the period. Until the performance criteria is satisfied, these shares will remain unsettled.

As of December 31, 2019, there was $1,459 of unrecognized compensation cost related to non-vested performance-based restricted stock units which is expected to be recognized as expense over a weighted-average period of 2.11 years.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

Absolute performance-based restricted stock unit activity for the year ended December 31, 2019 is summarized in the following table:

	Number of Shares	Weighted-Average Fair Value
Non-vested shares outstanding at December 31, 2018	—	$—
Granted	27,042	$50.60
Vested (1)	(7,443)	$50.60
Forfeited or Expired	(9,050)	$50.60
Non-vested shares outstanding at December 31, 2019 (1)	10,549	$50.60
(1) Includes 7,443 of vested shares due to the employment criteria being satisfied during the period. Until the performance criteria is satisfied, these shares will remain unsettled.

As of December 31, 2019, there was $375 of unrecognized compensation cost related to non-vested performance-based restricted stock units which is expected to be recognized as expense over a weighted-average period of 2.11 years.
Stock Options
Fixed Price Stock Options
Fixed price option activity for the year ended December 31, 2019 is summarized in the following table:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2018	126,128	$2.50	7.57	$7,976
Exercisable at December 31, 2018	126,128	$2.50	7.57	$7,976
Granted	—	$—
Exercised	(126,128)	$2.50		$6,879
Forfeited or Expired	—	$—
Outstanding at December 31, 2019	—	$—	—	$—
Exercisable at December 31, 2019	—	$—	—	$—
(1) The aggregate intrinsic value of outstanding and exercisable options is calculated as the difference between the exercise price and the Company’s stock price at each reporting period end. The aggregate intrinsic value of exercised options is calculated as the difference between the exercise price and the Company’s stock price on the exercise date. During the year ended December 31, 2018, the aggregate intrinsic value of options exercised was $1,214. No options were exercised during the year ended December 31, 2017.
As of December 31, 2019, there was no unrecognized compensation cost related to the fixed price stock options.
30-Day Volume-Weighted Average Price (“VWAP”) Stock Options
30-day VWAP stock option activity for the year ended December 31, 2019 is summarized in the following table:

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2018	255,648	$35.97	7.88	$7,611
Exercisable at December 31, 2018	177,152	$22.61	7.74	$7,641
Granted	—	$—
Exercised	(123,876)	$5.00		$6,305
Forfeited or Expired	(80,413)	$66.13
Outstanding at December 31, 2019	51,359	$63.45	7.15	$(2,794)
Exercisable at December 31, 2019	44,356	$63.03	7.15	$(2,394)
(1) The aggregate intrinsic value of outstanding and exercisable options is calculated as the difference between the exercise price and the Company’s stock price at each reporting period end. The aggregate intrinsic value of exercised options is calculated as the difference between the exercise price and the Company’s stock price on the exercise date. During the year ended December 31, 2018, the aggregate intrinsic value of options exercised was $1,169. No options were exercised during the year ended December 31, 2017.

As of December 31, 2019, there was $12 of unrecognized compensation cost related to the 30-day VWAP stock options which is expected to be recognized as expense during the first quarter of 2020.

(22) Related Party Transactions
On June 14, 2019, the Company entered into a Credit Agreement which provides for the Term Loan Credit Facility as provided by a group of existing shareholders as of the agreement date. Refer to Note 15 for additional disclosures.

On July 19, 2019, in connection with Blackjewel’s bankruptcy filing, the U.S. Bankruptcy Court approved debtor-in-possession (“DIP”) financing of $2,900 with DIP lenders, Highbridge Capital Management, LLC and Whitebox Advisors LLC, which are existing shareholders of the Company. The Company entered into an arrangement on July 19, 2019 to purchase the obligations under the DIP financing at the request of the lenders thereunder pursuant to certain terms and conditions. Refer to Note 4 for further developments.

On September 12, 2019, the Company entered into a common stock repurchase agreement with Whitebox Multi-Strategy Partners, L.P., Whitebox Asymmetric Partners, L.P., Whitebox Credit Partners, L.P. and Whitebox Institutional Partners, L.P., which are existing shareholders of the Company. Refer to Note 13 for additional disclosures.

There were no other material related party transactions for the years ended December 31, 2019, 2018 or 2017.

(23) Commitments and Contingencies
(a) General
Estimated losses from loss contingencies are accrued by a charge to income when information available indicates that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.
If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the Consolidated Financial Statements when it is at least reasonably possible that a loss may be incurred and that the loss could be material.
(b) Commitments and Contingencies
Commitments

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

The Company leases coal mining and other equipment under long-term financing and operating leases with varying terms. Refer to Note 12 for further information on leases. In addition, the Company leases mineral interests and surface rights from land-owners under various terms and royalty rates.
Coal royalty expense was $91,994, $34,485, and $21,707 for the years ended December 31, 2019, 2018, and 2017, respectively.

Minimum royalty obligations under coal leases total $14,692, $13,762, $11,866, $10,846, $8,692, and $34,274 for 2020, 2021, 2022, 2023, 2024, and after 2024, respectively.

Other Commitments

The Company has obligations under certain coal purchase agreements that contain minimum quantities to be purchased in 2020 totaling an estimated $47,865, which includes an estimated $3,677 related to contractually committed variable priced tons from vendors with historical performance resulting in less than 20% of the committed tonnage being delivered. The Company has obligations under certain coal transportation agreements that contain minimum quantities to be shipped in 2020 totaling $6,582. The Company also has obligations under certain equipment purchase agreements that contain minimum quantities to be purchased in 2020 and 2022 totaling $19,283 and $279, respectively.
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
Per terms of the Back-to-Back Coal Supply Agreements, the Company is required to purchase and sell 1,337 tons of coal in 2020 totaling $13,878. For the year ended December 31, 2019, the Company purchased and sold 929 tons, totaling $9,941 under the Back-to-Back Coal Supply Agreements. For the year ended December 31, 2018, the Company purchased and sold 5,719 tons, totaling $62,093 under the Back-to-Back Coal Supply Agreements. For the year ended December 31, 2017, the Company purchased and sold 2,000 tons, totaling $21,707 under the Back-to-Back Coal Supply Agreements.
In October 2018, the State of Wyoming Department of Revenue invoiced Blackjewel for approximately $7,800 in severance taxes owed by Blackjewel in connection with the Wyoming properties it previously acquired from the Company. In connection with this invoice, the Department purported to assert liens over Contura Coal West, LLC, one of the Company’s subsidiaries. In connection with Blackjewel’s bankruptcy filing and the subsequent closing of the Eagle Specialty Materials Transaction (refer to Note 4), the State of Wyoming Department of Revenue also released the Company of any outstanding claims related to state tax obligations arising from or related to the Belle Ayr and Eagle Butte mines for any period through and including the closing date of the transaction.

Refer to Note 27 for the subsequent event related to the new authorization process for self-insured coal mine operators being implemented by the U.S. Department of Labor (Division of Coal Mine Workers’ Compensation).

Future Federal Income Tax Refunds

As of December 31, 2019, the Company has recorded $33,065 of federal income tax receivable and $33,065 of federal deferred tax asset related to AMT Credits. In addition, the Company has recorded a non-current federal income tax receivable of $64,160 related to an NOL carryback claim. Because the federal government was a creditor in the Alpha Natural Resources, Inc. (“Predecessor Alpha”) bankruptcy proceedings, it is possible that the federal government could withhold some or all of the tax refund attributable to the NOL carryback claim and the refundable AMT Credits and assert a right to setoff the tax refund and refundable credits against its prepetition bankruptcy claims.

(c) Guarantees and Financial Instruments with Off-Balance Sheet Risk

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit, performance or surety bonds, and other guarantees and indemnities related to the obligations of affiliated entities which are not reflected in the Company’s Consolidated Balance Sheets. However, the underlying liabilities that they secure, such as asset retirement obligations, workers’ compensation liabilities, and royalty obligations, are reflected in the Company’s Consolidated Balance Sheets.

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

As of December 31, 2019, the Company had outstanding surety bonds with a total face amount of $343,695 to secure various obligations and commitments. To secure the Company’s reclamation-related obligations, the Company currently has $95,542 of collateral supporting these obligations.

Amounts included in restricted cash represent cash deposits that are restricted as to withdrawal as required by certain agreements entered into by the Company and provide collateral in the amounts of $38,944, $12,706, $67,868, and $3,006 as of December 31, 2019 for securing the Company’s obligations under certain worker’s compensation, black lung, reclamation-related obligations, and financial guarantees and other, respectively, which have been written on the Company’s behalf. Additionally, the Company has $12,363 of short-term restricted cash held in escrow related to the Company’s contingent revenue obligation. Refer to Note 16 for further information regarding the contingent revenue obligation. The Company’s restricted cash is primarily invested in interest bearing accounts. This restricted cash is classified as both short-term and long-term on the Company’s Consolidated Balance Sheets.

Amounts included in restricted investments consist of certificates of deposit, mutual funds, and U.S. treasury bills that are restricted as to withdrawal as required by certain agreements entered into by the Company and provide collateral in the amounts of $3,100 and $18,786 as of December 31, 2019 for securing the Company’s obligations under certain worker’s compensation and reclamation-related obligations, respectively, which have been written on the Company’s behalf. These restricted investments are classified as long-term on the Company’s Consolidated Balance Sheets.

Deposits represent cash deposits held at third parties as required by certain agreements entered into by the Company to provide cash collateral. At December 31, 2019, the Company had cash collateral in the form of deposits in the amounts of $8,887 and $1,836 to secure the Company’s obligations under reclamation-related obligations and various other operating agreements, respectively. These deposits are classified as both short-term and long-term on the Company’s Consolidated Balance Sheets.

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

Letters of Credit

As of December 31, 2019, the Company had $99,876 in letters of credit outstanding under the Amended and Restated Asset-Based Revolving Credit Agreement. Additionally, as of December 31, 2019, the Company had $33,399 in letters of credit outstanding under the Amended and Restated Letter of Credit Agreement dated November 9, 2018 between ANR, Inc. and Citibank, N.A. and $613 in letters of credit outstanding under the Credit and Security Agreement dated June 30, 2017, and related amendments, between ANR, Inc. and First Tennessee Bank National Association.

CONTURA ENERGY, INC. AND SUBSIDIARIES
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

(24) Concentration of Credit Risk and Major Customers

The Company markets its coal principally to electric utilities in the United States and international and domestic steel producers. Credit is extended based on an evaluation of the customer’s financial condition and collateral is generally not required. Credit losses are provided for in the Financial Statements and were minimal for the years ended December 31, 2019, 2018 and 2017.

Top customers as a percentage of total revenue and met and thermal coal as % of coal sales volume were as follows:

	Year Ended December 31,
	2019	2018	2017
Total revenue	$2,290,260	$2,031,205	$1,649,969
Top customer as % of total revenue (1)	12%	17%	15%
Top 10 customers as % of total revenue (2)	56%	60%	65%
Met coal as % of coal sales volume	55%	63%	57%
Thermal coal as % of coal sales volume	45%	37%	43%
(1) Revenues from the top customer are included in the CAPP - Met, CAPP - Thermal, and NAPP segments for the year ended December 31, 2019, the CAPP - Met and NAPP segments for the year ended December 31, 2018, and the CAPP - Met segment for the year ended December 31, 2017.
(2) In addition to the top customer, the Company had another customer with total revenues of 10% of total revenues included in the CAPP - Met and CAPP - Thermal segments for the year ended December 31, 2019 and another customer with total revenues of 13% of total revenues included in the CAPP - Met and NAPP segments for the year ended December 31, 2018.

Additionally, one of the Company’s customers had an outstanding balance in excess of 10% of the total accounts receivable balance as of December 31, 2019, and two of the Company’s customers had outstanding balances each in excess of 10% of the total accounts receivable balance as of December 31, 2018.

The Company sold 2,327 tons of coal purchased from third parties, excluding tons sold related to the Back-to-Back Coal Supply Agreements, for the year ended December 31, 2019, representing approximately 10% of total coal sales volume during such period. The Company sold 5,968 tons of coal purchased from third parties, excluding tons sold related to the Back-to-Back Coal Supply Agreements, for the year ended December 31, 2018, representing approximately 34% of total coal sales volume during such period. The Company purchased 3,993 tons of this coal from Alpha during the year ended December 31, 2018. The Company sold 4,998 tons of coal purchased from third parties for the year ended December 31, 2017, excluding tons sold related to the Back-to-Back Coal Supply Agreements, representing approximately 32% of total coal sales volume during such period. The Company purchased 4,189 tons of this coal from Alpha during the year ended December 31, 2017.

(25) Segment Information
The Company extracts, processes and markets met and thermal coal from surface and deep mines for sale to steel and coke producers, industrial customers, and electric utilities. The Company conducts mining operations only in the United States with

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

mines in Central and Northern Appalachia. As of December 31, 2019, the Company has three reportable segments: CAPP - Met, CAPP - Thermal, and NAPP. CAPP - Met consists of seven active mines and two preparation plants in Virginia, sixteen active mines and five preparation plants in West Virginia, as well as expenses associated with certain idled/closed mines. CAPP - Thermal consists of five active mines and two preparation plants in West Virginia, as well as expenses associated with certain idled/closed mines. NAPP consists of one active mine in Pennsylvania and one preparation plant, as well as expenses associated with one closed mine. Prior to the third quarter of 2019, the Company had four reportable segments: CAPP - Met, CAPP - Thermal, NAPP, and Trading and Logistics. As a result of the changes in key operating personnel during the third quarter of 2019 including changes to the Company’s Chief Operating Decision Maker (“CODM”), the Company was required to re-evaluate its previous conclusions with respect to its segment reporting during the period. To conform to the current period reportable segments presentation, the prior periods have been restated to reflect the change in reportable segments. Prior to the Merger, the Company had three reportable segments: CAPP, NAPP, and Trading and Logistics.
In addition to the three reportable segments, the All Other category includes general corporate overhead and corporate assets and liabilities, idled and closed mine costs, and the elimination of certain intercompany activity.
The operating results of these reportable segments are regularly reviewed by the “CODM,” who is the Chief Executive Officer of the Company.
Segment operating results and capital expenditures from continuing operations for the year ended December 31, 2019 were as follows:

	Year Ended December 31, 2019
	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Total revenues	$1,711,252	$286,486	$288,988	$3,534	$2,290,260
Depreciation, depletion, and amortization	$153,006	$57,483	$12,864	$5,439	$228,792
Amortization of acquired intangibles, net	$10,389	$(13,578)	$3,101	$—	$(88)
Adjusted EBITDA	$316,324	$11,981	$31,185	$(63,883)	$295,607
Capital expenditures	$140,250	$17,545	$31,964	$2,652	$192,411

Segment operating results and capital expenditures from continuing operations for the year ended December 31, 2018 were as follows:

	Year Ended December 31, 2018
	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Total revenues	$1,671,219	$39,650	$317,039	$3,297	$2,031,205
Depreciation, depletion, and amortization	$40,330	$10,596	$23,273	$3,350	$77,549
Amortization of acquired intangibles, net	$(12,334)	$(7,516)	$14,458	$—	$(5,392)
Adjusted EBITDA	$335,135	$(875)	$44,368	$(43,552)	$335,076
Capital expenditures	$39,634	$1,280	$40,635	$332	$81,881

Segment operating results and capital expenditures from continuing operations for the year ended December 31, 2017 were as follows:

	Year Ended December 31, 2017
	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Total revenues	$1,329,734	$—	$319,400	$835	$1,649,969
Depreciation, depletion, and amortization	$18,941	$—	$15,087	$882	$34,910
Amortization of acquired intangibles, net	$34,737	$—	$24,270	$—	$59,007
Adjusted EBITDA	$264,314	$—	$54,433	$(40,281)	$278,466
Capital expenditures	$20,494	$—	$51,007	$1,200	$72,701

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

The following table presents a reconciliation of net income (loss) from continuing operations to Adjusted EBITDA for the year ended December 31, 2019:

	Year Ended December 31, 2019
	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Net income (loss) from continuing operations	$8,224	$(97,398)	$11,926	$(125,894)	$(203,142)
Interest expense	(1,209)	23	(723)	68,707	66,798
Interest income	(100)	—	(49)	(7,147)	(7,296)
Income tax benefit	—	—	—	(57,557)	(57,557)
Depreciation, depletion and amortization	153,006	57,483	12,864	5,439	228,792
Merger-related costs	—	—	—	1,090	1,090
Non-cash stock compensation expense	1,494	71	—	10,783	12,348
Mark-to-market adjustment - acquisition-related obligations	—	—	—	(3,564)	(3,564)
Accretion on asset retirement obligations	9,466	10,929	4,066	3,337	27,798
Loss on modification and extinguishment of debt	—	—	—	26,459	26,459
Asset impairment (1)	15,034	50,993	—	297	66,324
Goodwill impairment (2)	124,353	—	—	—	124,353
Cost impact of coal inventory fair value adjustment (3)	4,751	3,458	—	—	8,209
Gain on assets acquired in an exchange transaction (4)	(9,083)	—	—	—	(9,083)
Management restructuring costs (5)	—	—	—	7,720	7,720
Loss on partial settlement of benefit obligations	(1)	—	—	6,447	6,446
Amortization of acquired intangibles, net	10,389	(13,578)	3,101	—	(88)
Adjusted EBITDA	$316,324	$11,981	$31,185	$(63,883)	$295,607
(1) Asset impairment for the year ended December 31, 2019 includes a long-lived asset impairment of $60,169 related to asset groups recorded within the CAPP - Met and CAPP - Thermal reporting segments and an asset impairment of $6,155 primarily related to the write-off of prepaid purchased coal as a result of Blackjewel’s Chapter 11 bankruptcy filing on July 1, 2019. Refer to Note 2 and Note 4 for further information.
(2) The goodwill impairment testing as of December 31, 2019 resulted in a goodwill impairment of $124,353 to write down the full carrying value of goodwill. Refer to Note 2 for further information.
(3) The cost impact of the coal inventory fair value adjustment as a result of the Alpha Merger was completed during the three months ended June 30, 2019.
(4) During the year ended December 31, 2019, the Company entered into an exchange transaction which primarily included the release of the PRB overriding royalty interest owed to the Company in exchange for met coal reserves which resulted in a gain of $9,083.
(5) Management restructuring costs are related to severance expense associated with senior management changes in the year ended December 31, 2019.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

The following table presents a reconciliation of net income (loss) from continuing operations to Adjusted EBITDA for the year ended December 31, 2018:

	Year Ended December 31, 2018
	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Net income (loss) from continuing operations	$306,898	$(10,796)	$4,193	$2,559	$302,854
Interest expense	260	1	(1,286)	39,835	38,810
Interest income	(40)	—	(34)	(1,875)	(1,949)
Income tax benefit	—	—	—	(165,363)	(165,363)
Depreciation, depletion and amortization	40,330	10,596	23,273	3,350	77,549
Merger-related costs	22	1	—	51,777	51,800
Management restructuring costs (1)	—	—	—	2,659	2,659
Non-cash stock compensation expense	408	24	—	11,546	11,978
Mark-to-market adjustment - acquisition-related obligations	—	—	—	24	24
Gain on settlement of acquisition-related obligations	—	—	—	(580)	(580)
Gain on sale of disposal group (2)	(16,386)	—	—	—	(16,386)
Accretion on asset retirement obligations	4,430	1,298	3,764	474	9,966
Loss on modification and extinguishment of debt	—	—	—	12,042	12,042
Cost impact of coal inventory fair value adjustment (3)	11,547	5,517	—	—	17,064
Amortization of acquired intangibles, net	(12,334)	(7,516)	14,458	—	(5,392)
Adjusted EBITDA	$335,135	$(875)	$44,368	$(43,552)	$335,076
(1) Management restructuring costs are related to severance expense associated with senior management changes in the year ended December 31, 2018.
(2) The Company recorded a gain on disposal of assets of $16,386 within other (income) expense within the Consolidated Statements of Operations.
(3) The cost impact of the coal inventory fair value adjustment as a result of the Alpha Merger was completed during the three months ended June 30, 2019.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

The following table presents a reconciliation of net income (loss) from continuing operations to Adjusted EBITDA for the year ended December 31, 2017:

	Year Ended December 31, 2017
	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Net income (loss) from continuing operations	$204,213	$—	$12,334	$(42,812)	$173,735
Interest expense	(90)	—	(1,505)	37,572	35,977
Interest income	(22)	—	(1)	(187)	(210)
Income tax benefit	—	—	—	(67,979)	(67,979)
Depreciation, depletion and amortization	18,941	—	15,087	882	34,910
Non-cash stock compensation expense	650	—	—	19,559	20,209
Mark-to-market adjustment - acquisition-related obligations	—	—	—	3,221	3,221
Gain on settlement of acquisition-related obligations	—	—	—	(38,886)	(38,886)
Secondary offering costs	—	—	—	4,491	4,491
Loss on modification and extinguishment of debt	—	—	—	38,701	38,701
Bargain purchase gain	—	—	—	(1,011)	(1,011)
Accretion on asset retirement obligations	5,770	—	4,164	—	9,934
Amortization of acquired intangibles, net	34,737	—	24,270	—	59,007
Expenses related to the dividend	115	—	84	6,168	6,367
Adjusted EBITDA	$264,314	$—	$54,433	$(40,281)	$278,466

No asset information has been provided for these reportable segments as the CODM does not regularly review asset information by reportable segment.

The Company markets produced, processed and purchased coal to customers in the United States and in international markets, primarily India, Brazil, Turkey, the Netherlands, and France. Export coal revenues were the following:

	Year Ended December 31,
	2019	2018	2017
Total coal revenues (1)	$2,282,007	$2,020,889	$1,639,883
Export coal revenues (1) (2)	$1,247,614	$1,671,646	$1,265,320
Export coal revenues as % of total coal revenues (1)	55%	83%	77%
(1) Amounts include freight and handling revenues.
(2) The amounts for the year ended December 31, 2019 include $288,344 of export coal revenues from external customers in India, recorded within the CAPP - Met, CAPP - Thermal, and NAPP segments. The amounts for the year ended December 31, 2018 include $420,919 and $285,120 of export coal revenues from external customers in India and Brazil, respectively, recorded within the CAPP - Met, CAPP - Thermal, and NAPP segments. The amounts for the year ended December 31, 2017 include $356,673 of export coal revenues, including freight and handling revenues, from external customers in India, recorded within the CAPP - Met and NAPP segments. Revenue is tracked within the Company’s accounting records based on the product destination.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

(26) Quarterly Financial Information (Unaudited)

	Year Ended December 31, 2019
	First Quarter (1)	Second Quarter (2)	Third Quarter (2)	Fourth Quarter (3)
Total revenues	$609,114	$656,206	$525,864	$499,076

Net income (loss) from continuing operations	$7,990	$24,300	$(43,561)	$(191,871)
Net (loss) income from discontinued operations	(1,175)	(137,961)	(24,971)	50,930
Net income (loss)	$6,815	$(113,661)	$(68,532)	$(140,941)

Weighted average shares - basic	18,894,315	19,123,705	19,025,462	18,195,651
Weighted average shares - diluted	19,538,629	19,420,471	19,025,462	18,195,651

Basic income (loss) per share:
Income (loss) from continuing operations	$0.42	$1.27	$(2.29)	$(10.54)
(Loss) income from discontinued operations	(0.06)	(7.21)	(1.31)	2.79
Net income (loss)	$0.36	$(5.94)	$(3.60)	$(7.75)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.41	$1.25	$(2.29)	$(10.54)
(Loss) income from discontinued operations	(0.06)	(7.10)	(1.31)	2.79
Net income (loss)	$0.35	$(5.85)	$(3.60)	$(7.75)
(1) Net income from continuing operations in the first quarter of 2019 includes a gain on assets acquired in an exchange transaction of $9,083 within other income within the Company’s Statements of Operations. Refer to Note 25.
(2) Net income from continuing operations in the second quarter and third quarter of 2019 include asset impairment of $5,826 and $32, respectively. Refer to Note 2. Net income from continuing operations in the second quarter of 2019 includes a loss on modification and extinguishment of debt of $26,459. Refer to Note 15.
(3) Net loss from continuing operations in the fourth quarter of 2019 includes asset impairment of $60,466 and goodwill impairment of $124,353. Refer to Note 2.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	Year Ended December 31, 2018
	First Quarter	Second Quarter (2)	Third Quarter	Fourth Quarter (3)
Total revenues	$482,332	$528,918	$447,871	$572,084

Net income from continuing operations (1)	$58,300	$74,642	$14,011	$155,901
Net (loss) income from discontinued operations	(1,359)	(854)	(2,117)	641
Net income	$56,941	$73,788	$11,894	$156,542

Weighted average shares - basic	9,548,613	9,625,874	9,633,164	15,014,994
Weighted average shares - diluted	10,292,607	10,306,043	10,384,513	15,822,037

Basic income (loss) per share:
Income from continuing operations	$6.11	$7.75	$1.45	$10.38
(Loss) income from discontinued operations	(0.15)	(0.08)	(0.22)	0.04
Net income	$5.96	$7.67	$1.23	$10.42

Diluted (loss) income per share:
Income from continuing operations	$5.66	$7.24	$1.35	$9.85
(Loss) income from discontinued operations	(0.13)	(0.08)	(0.20)	0.04
Net income	$5.53	$7.16	$1.15	$9.89
(1) Net income from continuing operations includes merger-related costs of $460, $3,423, $1,181, and $46,736 for each of the four quarters of 2018, respectively.
(2) Net income from continuing operations in the second quarter of 2018 includes a gain on sale of a disposal group of ($16,386) within other (income) expense within the Company’s Statements of Operations. Refer to Note 2 for further information.
(3) Net income from continuing operations in the fourth quarter of 2018 includes an income tax benefit of $165,496. Refer to Note 19 for further information. Additionally, net income from continuing operations in the fourth quarter of 2018 included a loss on modification and extinguishment of debt of ($12,042). Refer to Note 15 for further information.

(27) Subsequent Events

In July 2019, the U.S. Department of Labor (Division of Coal Mine Workers’ Compensation or “DCMWC”) began implementing a new authorization process for all self-insured coal mine operators. As requested by the DCMWC, the Company filed in October 2019 an application and supporting documentation for reauthorization to self-insure certain of its black lung obligations. As a result of this application, the DCMWC notified the Company in a letter dated February 21, 2020 and received on February 24, 2020, that the Company was reauthorized to self-insure certain of its black lung obligations for a period of one-year from February 21, 2020. The DCMWC reauthorization is contingent, however, upon the Company’s providing collateral of $65,700 to secure certain of its black lung obligations. This proposed collateral requirement is an increase from the approximate $2,600 in collateral that the Company currently provides to secure these self-insured black lung obligations. The reauthorization process provided the Company with the right to appeal the security determination in writing within 30 days of the date of the notification, which appeal period the DCMWC has agreed to extend to April 22, 2020. The Company plans to exercise this right of appeal in connection with the substantial increase in the amount of required collateral. If the Company’s appeal is unsuccessful, the Company may be required to provide additional letters of credit to receive the self-insurance reauthorization from the DCMWC or alternatively insure these black lung obligations through a third party provider that would likely also require the Company to provide collateral. Either of these outcomes could potentially reduce the Company’s liquidity.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of December 31, 2019. Based on this evaluation, due to the material weaknesses identified below, our CEO and our CFO concluded that our disclosure controls and procedures were ineffective as of December 31, 2019.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for maintaining and establishing adequate internal control over financial reporting. An evaluation of the effectiveness of the design and operation of our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as of the end of the period covered by this report was performed under the supervision and with the participation of management, including our CEO and CFO under the oversight of the audit committee of the board of directors. This evaluation is performed to determine if our internal controls over financial reporting provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of inherent limitations, any system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of our internal control over financial reporting using the criteria set by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2019, due to the material weaknesses identified below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented to detected on a timely basis.

Based on our assessment, we determined that our risk assessment process was ineffective and we did not have a sufficient complement or sufficiently trained personnel to effectively assess and implement necessary controls. As a result, process level controls over the valuation of coal inventory and elements of the procurement process were ineffective.

These material weaknesses did not result in any material misstatements of the Company’s financial statements or disclosures for the year ended December 31, 2019.

Our Independent Registered Public Accounting Firm, KPMG LLP, which audited the 2019 consolidated financial statements included in this Annual Report on Form 10-K, has expressed an adverse opinion on the operating effectiveness of our internal control over financial reporting. KPMG LLP’s report appears beginning on page 154 of this Form 10-K.

Remediation Plans

We have commenced measures to remediate the identified material weaknesses. We will not be able to fully remediate these material weaknesses until these steps have been completed and subsequent validation and testing of these internal controls has demonstrated their operating effectiveness over a sustained period of financial reporting cycles. The remediation plan includes the following:

•	Performing the fiscal year risk assessment at a sufficiently granular level to allow management to adequately assess risks at the appropriate level of precision;

•	Implementing enhancements to the operation and design of coal inventory and procurement controls;

•
Perform additional training related to internal control over financial reporting for all personnel to enhance knowledge and understanding within the organization and hiring additional resources as necessary to supplement internal personnel.

Changes in Internal Control Over Financial Reporting

In addition to the material weaknesses and remediation efforts discussed above, we identified material weaknesses related to controls over projected financial information utilized in estimates. These process level material weaknesses were due to the same root causes discussed above but were remediated as of December 31, 2019. These remediated material weaknesses did not result in any material misstatements of the Company’s financial statements or disclosures for the year ended December 31, 2019.

There have been no other changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Contura Energy, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Contura Energy, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive (loss) income, cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated March 18, 2020 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses were identified related to the Company’s risk assessment process being ineffective and the Company not having a sufficient complement or sufficiently trained personnel to effectively assess and implement necessary controls. As a result, process level controls over the valuation of coal inventory and elements of the procurement process were ineffective. These material weaknesses have been identified and included in management’s assessment. The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Richmond, Virginia
March 18, 2020

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The sections of our Proxy Statement entitled “Proposal 1 - Election of Directors,” “About our Board of Directors - Board and Its Committees,” “About our Board of Directors - Board Committees - Audit Committee,” “About our Management Team,” “Delinquent Section 16(a) Reports,” “About our Board of Directors - Code of Business Ethics” and “Stockholder Proposals for the 2021 Annual Meeting” are incorporated herein by reference.

The Company has a written Code of Business Ethics that applies to the Company’s Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer) and others. The Code of Business Ethics is available on the Company’s website at www.conturaenergy.com. Any amendments to, or waivers from, a provision of our Code of Business Ethics that applies to our Principal Executive Officer, Principal Financial and Accounting Officer or persons performing similar functions and that relates to any element of the code of ethics enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting on our website. Information on or accessible through our website is not incorporated by reference into this Annual Report on Form 10-K.

Item 11. Executive Compensation

The sections of our Proxy Statement entitled “About our Board of Directors - Director Compensation - 2019 Director Compensation,” “Executive Compensation - Compensation Discussion and Analysis,” “Board Committee Reports - Compensation Committee Report,” “Executive Compensation - Compensation Discussion and Analysis - Risk Assessment of Compensation Programs,” “Executive Compensation - 2019 Summary Compensation Table,” “Executive Compensation - 2019 Grants of Plan-Based Awards,” “Executive Compensation - Outstanding Equity Awards at 2019 Fiscal Year End,” “Executive Compensation - Option Exercises and Stock Vested in 2019,” “Executive Compensation - Nonqualified Deferred Compensation,” “Executive Compensation - Potential Payments Upon Termination or Change in Control,” and “Pay Ratio” are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The sections of our Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The sections of our Proxy Statement entitled “About our Board of Directors - Independent and Non-Management Directors” and “Other Information - Review and Approval of Transactions With Related Persons” are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The sections of our Proxy Statement entitled “Proposal 3 - Ratification of Appointment of Independent Registered Public Accounting Firm - Independent Registered Public Accounting Firm and Fees” and “Proposal 3 - Ratification of Appointment of Independent Registered Public Accounting Firm - Policy for Approval of Audit and Permitted Non-Audit Services” are incorporated herein by reference.

Additional Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may access and read our SEC filings through our website, at www.conturaenergy.com, or the SEC’s website, at www.sec.gov. You may also request copies of our filings, at no cost, by telephone at (423) 573-0300 or by mail at: Contura Energy, Inc., P.O. Box 848, Bristol, TN 37621, attention: Investor Relations. Our Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, Corporate Governance Practices and Policies, and Code of Business Ethics are also available on our website and available in print to any stockholder who requests them. Information on or accessible through our website is not incorporated by reference into this Annual Report on Form 10-K.

Part IV

Item 15. Exhibits, Financial Statement Schedules

Pursuant to the rules and regulations of the Securities and Exchange Commission, the Company has filed certain agreements as exhibits to this Annual Report on Form 10-K. These agreements may contain representations and warranties by the parties. These warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosure made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in such Company’s public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe the Company’s actual state of affairs at the date hereof and should not be relied upon.

(a) Documents filed as part of this Annual Report on Form 10-K:

(1) The following financial statements are filed as part of this Annual Report on Form 10-K under Item 8-Financial Statements and Supplementary Data:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Operations, Years ended December 31, 2019, 2018, and 2017

•	Consolidated Statements of Comprehensive (Loss) Income, Years ended December 31, 2019, 2018, and 2017

•	Consolidated Balance Sheets, December 31, 2019 and 2018

•	Consolidated Statements of Cash Flows, Years ended December 31, 2019, 2018, and 2017

•	Consolidated Statements of Stockholders’ Equity, Years ended December 31, 2019, 2018, and 2017

•	Notes to Consolidated Financial Statements

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

CONTURA ENERGY, INC.
Date: March 18, 2020	By:	/s/ Charles Andrew Eidson
	Name:	Charles Andrew Eidson
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

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

Signature	Date	Title

/s/ David J. Stetson	March 18, 2020	Chief Executive Officer (Principal Executive Officer)
David J. Stetson

/s/ Charles Andrew Eidson	March 18, 2020	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Charles Andrew Eidson

/s/ Albert E. Ferrara, Jr.	March 18, 2020	Director
Albert E. Ferrara, Jr.

/s/ Daniel J. Geiger	March 18, 2020	Director
Daniel J. Geiger

/s/ John E. Lushefski	March 18, 2020	Director
John E. Lushefski

/s/ Emily S. Medine	March 18, 2020	Director
Emily S. Medine

/s/ Scott D. Vogel	March 18, 2020	Director
Scott D. Vogel

Exhibit Index

Exhibit No.	Description of Exhibit
3.1*
Second Amended and Restated Certificate of Incorporation of Contura Energy, Inc. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

3.2	Third Amended and Restated Bylaws of Contura Energy, Inc.
4.1*
Specimen Certificate for shares of Common Stock. (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
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
10.50*
Amended and Restated Credit Agreement, dated as of November 9, 2018, by and among Contura Energy, Inc., as the Initial Borrower, the lenders from time to time party thereto, Jefferies Finance LLC, as administrative agent and collateral agent, and Jefferies Finance LLC, Barclays Capital, Inc., BMO Capital Markets Corp., Citigroup Global Markets Inc., Clarksons Platou Securities, Inc. and B. Riley FBR, Inc., as Joint Lead Arrangers and Joint Bookrunners (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Contura Energy, Inc. filed on November 13, 2018)

10.51*
Amended and Restated Pledge and Security Agreement, dated as of November 9, 2018, by and among Contura Energy, Inc. and the subsidiaries of Contura Energy, Inc. that are grantors thereunder, and Citibank, N.A., as collateral agent. (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Contura Energy, Inc. filed on November 13, 2018)

10.52*
Amended and Restated Pledge and Security Agreement, dated as of November 9, 2018, by and among Contura Energy, Inc. and the subsidiaries of Contura Energy, Inc. that are grantors thereunder, and Jefferies Finance LLC, as collateral agent. (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Contura Energy, Inc. filed on November 13, 2018)

10.53*
Amended and Restated Guaranty Agreement, dated as of November 9, 2018, by and among subsidiaries of Contura Energy, Inc. that are guarantors party thereto and Jefferies Finance LLC, as administrative agent. (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Contura Energy, Inc. filed on November 13, 2018)

10.54*
Term Sheet dated as of November 6, 2018 by and amongst ANR, Inc., Alpha Natural Resources Holdings, Inc., Contura Energy, Inc. and the West Virginia Department of Environmental Protection (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of Contura Energy, Inc. filed on November 13, 2018)

10.55*†
Contura Energy, Inc. Form of Non-Employee Director Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of Contura Energy, Inc. filed on November 13, 2018)

10.56*†
Contura Energy, Inc. Form of Restricted Stock Unit Award Agreement (For Employees) (Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of Contura Energy, Inc. filed on November 13, 2018)

10.57*
Commitment Letter, dated as of May 15, 2019, by and among Contura Energy, Inc. and certain of its existing shareholders (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Contura Energy, Inc. filed on May 21, 2019)

10.58*
Amended and Restated Commitment Letter, dated as of May 21, 2019, by and among Contura Energy, Inc. and certain of its existing shareholders (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Contura Energy, Inc. filed on May 21, 2019)

10.59*
Credit Agreement, dated as of June 14, 2019, by and among Contura Energy, Inc., as the Borrower, Cantor Fitzgerald Securities, as Administrative Agent and certain lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Contura Energy, Inc. filed on June 18, 2019)

10.60*†
Employment Agreement, dated as of July 29, 2019, by and between Contura Energy, Inc. and David J. Stetson (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Contura Energy, Inc. filed on July 29, 2019)

10.61*
Amended and Restated Term Sheet, dated as of October 18, 2019, by and between Contura Energy, Inc. and Eagle Specialty Materials, LLC (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Contura Energy, Inc. filed on October 21, 2019)

10.62*
Agreement, dated as of October 18, 2019, by and among Contura Coal West, LLC, the United States Department of Interior’s Office of Surface Mining, Reclamation and Enforcement, FM Coal, LLC and Eagle Specialty Materials, LLC (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Contura Energy, Inc. filed on October 21, 2019)

10.63*
Sureties Supplemental Agreement, dated October 18, 2019, by and among Endurance Assurance Corporation, Endurance American Insurance Company, Lexon Insurance Company, Bond Safeguard Insurance Company, Indemnity National Insurance Company, Contura Energy, Inc., Contura Coal West, LLC and Eagle Specialty Materials, LLC (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Contura Energy, Inc. filed on October 21, 2019)

21.1	List of Subsidiaries of Contura Energy, Inc.
23.1	Consent of KPMG LLP
23.2	Consent of Marshall Miller & Associates, Inc. dated March 18, 2020
31	Certifications Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32	Certifications Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosure
101.INS	XBRL instance document
101.SCH	XBRL taxonomy extension schema
101.CAL	XBRL taxonomy extension calculation linkbase
101.DEF	XBRL taxonomy extension definition linkbase
101.LAB	XBRL taxonomy extension label linkbase
101.PRE	XBRL taxonomy extension presentation linkbase
______________
* Previously filed.
† Management contract, compensatory plan or arrangement.