Form 10-K/A
period 2019-12-31
Contura Energy, Inc.
filed 2020-04-13
CIK 1704715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

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

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of February 29, 2020: 18,259,421

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Contura Energy, Inc. (the "Company," "we," "us" or "our") filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 ("Form 10-K") with the U.S. Securities and Exchange Commission ("SEC") on March 18, 2019. We are filing this Amendment No. 1 to the Form 10-K ("Form 10-K/A") solely for the purpose of including in Part III the information that was to be incorporated by reference from our definitive proxy statement for the 2020 annual meeting of stockholders. This Form 10-K/A hereby amends and restates in their entirety the Form 10-K cover page and Items 10 through 14 of Part III.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as an exhibit. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. No other amendments were made to Item 15 of Part IV.

Except as expressly noted in this Form 10-K/A, this Form 10-K/A does not reflect events occurring after the original filing of our Form 10-K or modify or update in any way any of the other disclosures contained in our Form 10-K including, without limitation, the financial statements. Accordingly, this Form 10-K/A should be read in conjunction with our Form 10-K and our other filings with the SEC.

Part III

Item 10. Directors, Executive Officers and Corporate Governance
ABOUT OUR MANAGEMENT TEAM
Contura is led by David J. Stetson, our chairman and chief executive officer. In addition to Mr. Stetson, whose detailed biography appears below under “Our Directors”, the following persons comprise the Company’s management committee.
Charles Andrew Eidson (44) has served as Contura’s executive vice president and chief financial officer since July 2016. From May 2019 until July 2019 he also served as interim co-chief executive officer of Contura. He previously served as executive vice president and chief financial officer of Alpha Natural Resources, Inc. prior to its emergence from bankruptcy proceedings in 2016 (“Predecessor Alpha”), a position he held from March 2016. Predecessor Alpha filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code on August 3, 2015. Before that Mr. Eidson was Predecessor Alpha’s senior vice president for strategy and business development from 2015 and vice president for mergers and acquisitions from 2014. Prior to joining Predecessor Alpha in July 2010, he held several financial positions across industry sectors, including at PricewaterhouseCoopers LLP, Eastman Chemical Company and Penn Virginia Resource Partners, where he led mergers and acquisitions projects for the coal segment and managed the budgeting and planning process. Mr. Eidson holds a bachelor of science degree, cum laude, in commerce and business administration from the University of Alabama and a master of business administration degree from Milligan College.
Roger L. Nicholson (59) has served as executive vice president, general counsel and secretary of Contura since December 2019. Prior to joining Contura, he practiced law as a member of Steptoe & Johnson PLLC’s Charleston office from 2015. Mr. Nicholson previously served as senior vice president, secretary and general counsel at International Coal Group, Inc. (“ICG”). Prior to his post at ICG, Mr. Nicholson served as vice president, secretary and general counsel of Massey Energy Company, in various roles in private practice and at Arch Mineral Corporation (now Arch Coal, Inc.). Mr. Nicholson holds a bachelor of arts degree from Georgetown College and earned his juris doctor degree from the University of Kentucky.
Jason E. Whitehead (42) has served as executive vice president and chief operating officer of Contura since August 2019. He was previously chief operating officer and senior vice president – operations for Alpha Natural Resources Holdings, Inc. from July 2016 until November 2018, and as vice president – operations of Predecessor Alpha from November 2012. Mr. Whitehead previously served in operations and operations-support roles, including executive roles, with Predecessor Alpha, Massey Energy Company and numerous other coal companies. He also served as an operations consultant to Contura from December 2018 through April 2019. Mr. Whitehead holds bachelor of science degrees from Bluefield State College in civil engineering technology and architectural engineering technology and a master’s degree in business administration from the University of Charleston.
ABOUT OUR BOARD OF DIRECTORS
OUR DIRECTORS
Albert E. Ferrara, Jr. (71) has served as one of Contura’s directors since July 2016 and is chair of the board’s audit committee. Mr. Ferrara has spent over forty years in the metals and related resource industry. He served in senior executive positions with AK Steel, including senior vice president finance and chief financial officer, from 2003 until his retirement in 2013. Before joining AK Steel, Mr. Ferrara spent thirty years with United States Steel Corporation/USX Corporation in a variety of roles domestically and internationally, including senior vice president - finance and treasurer. He has served since 2014 as a principal of Amelia Metals LLC, a consulting firm specializing in the metals and mining industries. Mr. Ferrara holds a bachelor of science in commerce with distinction and a juris doctor degree, both from the University of Virginia. He has been licensed to practice law in the State of Pennsylvania. For these reasons, Contura believes Mr. Ferrara is qualified to serve as a director.
Daniel J. Geiger (70) has served on Contura’s board of directors since November 2018 and is chair of the board’s safety, health and environmental committee. He previously served on the board of directors of each of ANR, Inc. and Alpha Natural Resources Holdings, Inc. after joining each in February 2018. Mr. Geiger has been a managing member of D.J. Geiger & Co., LLC, a mining consulting firm, since 2010. During his time as a managing member, from 2011 to 2012, Mr. Geiger was also the lead independent director for Lipari Energy, a major coal producer in Eastern Kentucky and a publicly traded company at that time. Prior to those positions, Mr. Geiger was the chief executive officer and chairman for Lexington Coal Company from August 2004 to July 2010. During his tenure at Lexington Coal Company, Mr. Geiger oversaw the reduction of reclamation liabilities and the eventual merger of the company into a subsidiary of a national coal production company. From 1982 to 2004, Mr. Geiger served as vice president, engineering of the James River Coal Company, and has over 35 years of experience in the coal industry. Mr. Geiger earned a bachelor of science degree in civil engineering from Ohio University, and is a registered professional engineer in the states of Kentucky and West Virginia. For these reasons, Contura believes Mr. Geiger is qualified to serve as a director.
John E. Lushefski (64) has served on Contura’s board of directors since November 2018. He is the board’s lead independent director and chair of its nominating and corporate governance committee. He previously served on the board of directors of each of ANR, Inc. and Alpha Natural Resources Holdings, Inc. after joining each in July 2016. Most recently, Mr. Lushefski served as senior vice president and chief financial officer of Patriot Coal Corporation from 2012 to 2015, where he also served on the board of directors. Mr. Lushefski previously held numerous management and advisory positions with several large companies. He was a partner at BVisions Advisory LLP and served as chief financial officer for both Millennium Chemicals Inc. and Peabody Holding Company Inc. Additionally, Mr. Lushefski served on the board of directors of Suburban Propane, LP and Smith Corona Corporation and on the governance committee of Equistar Chemicals, L.P. He also acted as an advisory board member for East Coast Power Systems, Inc. and Restricted Stock Systems, Inc. Mr. Lushefski is a certified public accountant and received his bachelor of science degree in business administration and accounting from Pennsylvania State University. For these reasons, Contura believes Mr. Lushefski is qualified to serve as a director.
Emily S. Medine (64) has served on Contura’s board of directors since September 2019 and is chair of the compensation committee of the board. Ms. Medine has over three decades of experience in the coal practice at Energy Ventures Analysis, Inc. (“EVA”), where she currently serves as principal. At EVA, Ms. Medine has advised U.S. and foreign coal consumers regarding, among other matters, coal markets, coal supply, fuel procurement strategies and sales and acquisitions of coal-related assets. Ms. Medine is also experienced in investment analysis, contract negotiations, procurement audits, and bankruptcy support. In addition, Ms. Medine has developed forecasts of U.S. and global solid fuel demand and prices for alternative coal types, coke and market segments. Prior to joining EVA, Ms. Medine held various sales and strategic analysis positions at CONSOL Energy, Inc. Ms. Medine earned a bachelor of arts degree in geography, magna cum laude, from Clark University, where she was a member of Phi Beta Kappa, and a master of public affairs degree from Princeton University. For these reasons, Contura believes Ms. Medine is qualified to serve as a director.
David J. Stetson (63) has served on Contura’s board of directors since November 2018. He previously served as chairman of the board of directors of each of ANR, Inc. and Alpha Natural Resources and Holdings, Inc. after joining each in July 2016. Mr. Stetson is a seasoned executive with extensive experience in management, finance, mergers and acquisitions, corporate governance, restructuring, the law and reclamation. Mr. Stetson has held a myriad of leadership positions, including chief executive officer, chief restructuring officer, and senior advisor for various energy companies, including Trinity Coal Corporation, Lexington Coal Company, and Lipari Energy Inc. Mr. Stetson earned a master of business administration degree from the University of Notre Dame, a juris doctor degree from the Brandeis School of Law at the University of Louisville, and a bachelor of science degree from Murray State University. For these reasons, Contura believes Mr. Stetson is qualified to serve as a director.
Scott D. Vogel (44) has served on Contura’s board of directors since December 2019. Mr. Vogel is managing member of Vogel Partners, LLC, a private investment and advisory firm. Before establishing his own firm, Mr. Vogel served for 14 years as managing director at Davidson Kempner Capital Management. Mr. Vogel also worked at MPF Investors as well as at the investment banking group at Chase Securities. He has served on numerous boards over the course of his career, including Arch Coal, Key Energy Services and Seadrill Ltd. Mr. Vogel currently serves on the boards of directors of Avaya, Bonanza Creek Energy and Longview Power, which is a customer of Contura. He received a bachelor’s degree from Washington University and a master of business administration degree from The Wharton School at the University of Pennsylvania. For these reasons, Contura believes Mr. Vogel is qualified to serve as a director.
Chairman of the Board
In addition to his service as chief executive officer, Mr. Stetson is also the chairman of our board of directors. The board of directors believes that unifying the roles of chairman and chief executive officer creates important efficiencies both for the management of the Company and the operation of the board. The chairman presides at all meetings of the board and stockholders. In addition, the chairman performs such other duties as are prescribed by our governing documents or that may be assigned to him by the board from time to time, including, but not limited to:

•	providing leadership to the board;

•
approving the schedule and agenda for board meeting(s) as well as information to be sent to the board, determining whether there are major risks which the board should focus upon at the meeting(s), and facilitating communication among the directors; and

•	directing the calling of a special meeting of the board or of the independent members of the board.

Lead Independent Director
Mr. Lushefski currently serves as our board’s lead independent director. Contura’s bylaws provide that, when the chairman of the board of directors is not an independent director, the board should elect a lead independent director who has served as a director of the Company for at least one year. The Company believes that such a structure is most appropriate under those circumstances. The lead independent director has the following duties and powers:

•	serving as the liaison between the independent members of the board and the chairman;

•	presiding at all meetings of the board of directors at which the chairman is not present, including executive sessions and meetings of non-management directors and/or independent directors;

•	approving the agendas for board meetings and the meeting schedule to assure that there is sufficient time for discussion of all agenda items;

•	reviewing information to be sent to the board;

•	reviewing with the chairman whether there are major risks which the board should focus upon at such meetings;

•	facilitating communication among the independent directors (with the chairman);

•	directing the chief executive officer or corporate secretary to call a special meeting of the board or of the independent members of the board;

•	consulting and communicating directly with major stockholders, when requested by management and when it is appropriate to do so; and

•	performing such other duties as may from time to time be delegated to the lead independent director by the board.
BOARD AND ITS COMMITTEES
Our board of directors has four standing committees: (i) an audit committee, (ii) a compensation committee, (iii) a nominating and corporate governance committee, and (iv) a safety, health and environmental committee. Each of the directors serving on these committees has been determined by the board of directors to be independent within the meaning of SEC and NYSE regulations, with the exception of Mr. Stetson, who serves on the safety, health and environmental committee. Each of these committees has adopted and acts according to a written charter. Stockholders may obtain a copy of each charter, at no cost, either on our website, www.conturaenergy.com, or upon written request to William L. Phillips III, Assistant Secretary, Contura Energy, Inc., 340 Martin Luther King, Jr. Blvd., Bristol, Tennessee 37620 (overnight courier) or P.O. Box 848, Bristol, Tennessee 37621 (U.S. mail). From time to time, our board of directors may also form special ad hoc committees to which it may delegate certain authority to administer particular duties of the board.
The board of directors held 26 meetings in 2019, either in person or by telephone. Each currently serving director attended at least 75% of the aggregate of the total number of meetings of the board of directors in 2019 (held during the periods for which he or she served as a director) and the total number of meetings held by each committee on which he or she served in 2019 (during the period that he or she served). The table below shows the committees on which each of our directors sits and the number of committee meetings held by each committee in 2019.

	Audit	Compensation	Nominating and Corporate Governance	Safety, Health and Environmental
Albert E. Ferrara	C	M	M	M
Daniel J. Geiger	M	M	M	C
John E. Lushefski	M	M	C	M
Emily S. Medine		C		M
David J. Stetson				M
Scott D. Vogel		M		M

Meetings held in 2019	9	13	8	3

(C)	Committee chair

(M)	Committee member

Under Contura’s Corporate Governance Guidelines, directors are expected to attend stockholder meetings. All then-serving directors attended the 2019 annual meeting of stockholders. A copy of Contura’s Corporate Governance Guidelines is available at no cost either through our website, www.conturaenergy.com, or upon written request to William L. Phillips III, Assistant

Secretary, Contura Energy, Inc., 340 Martin Luther King, Jr. Blvd., Bristol, Tennessee 37620 (overnight courier) or P.O. Box 848, Bristol, Tennessee 37621 (U.S. mail).
Although the NYSE rules require only that the board of directors have standing audit, compensation and nominating and corporate governance committees, the board feels that it is important to maintain a safety, health and environmental committee to oversee the Company’s policies and procedures regarding these matters.
Audit Committee
Our audit committee consists of three directors: Messrs. Ferrara, Lushefski, and Geiger, with Mr. Ferrara serving as chair. Our board of directors has determined that all current members of the audit committee are financially literate under current listing standards of the NYSE. Further, our board has determined that all current members of the committee are independent within the meaning of SEC and NYSE regulations and that Mr. Ferrara qualifies as an “audit committee financial expert.”
The audit committee assists the board of directors in monitoring the quality, reliability and integrity of our accounting policies and financial statements, overseeing our compliance with legal and regulatory requirements and reviewing the independence, qualifications and performance of our internal and independent auditors. Among other matters enumerated in the audit committee charter, the committee is generally responsible for:

•	Appointing and compensating our independent auditors, including authorizing their scope of work and approving any non-audit services to be performed by them with respect to each fiscal year;

•
Reviewing and discussing our annual audited and quarterly unaudited financial statements with our management and independent auditors, as well as a report by the independent auditor describing the firm’s internal quality control procedures, any material issues raised by the most recent internal quality control review, or peer review, of the auditing firm, and all relationships between us and the independent auditor; and

•	Reviewing our financial press releases, as well as other financial information and earnings guidance, if given, provided to analysts and rating agencies.
Committee Meetings
The audit committee meets at scheduled times during the year, typically prior to quarterly board meetings. However, other scheduled meetings may be conducted in person or telephonically, depending on the work tasks of the committee. The agendas for meetings are initially prepared by the general counsel in consultation with the committee’s chairman, and are also provided for comments to the chairman of the board of directors and the chief executive officer and, at times, other legal counsel. Typically, the chief executive officer, the chief financial officer, the general counsel and the leader of the Company’s internal audit function, as well as certain other members of management and representatives of the independent auditor, are invited to attend audit committee meetings. Other members of the board of directors who are not members of the audit committee also often attend its meetings. The attendance of the chief executive officer and certain other officers, principally the chief financial officer, allows the audit committee to make detailed inquiries into matters for which it is responsible and assists the committee in making informed decisions. Following regularly scheduled meetings, the committee meets privately with the independent auditor and then with the head of the Company’s internal audit function. At times it also meets privately with the chief financial officer. The actions of the audit committee are recorded in the minutes of its meetings. The committee chairman reports to the board as appropriate regarding the committee’s actions and recommendations.

CODE OF BUSINESS ETHICS

Contura has adopted a Code of Ethics that applies to all employees (including senior financial employees), officers (including the chief executive officer and chief financial officer), and directors. The Code of Ethics is available at no cost either through Contura’s website, www.conturaenergy.com, or upon written request to William L. Phillips III, Assistant Secretary, Contura Energy, Inc., 340 Martin Luther King, Jr. Blvd., Bristol, Tennessee 37620 (overnight courier) or P.O. Box 848, Bristol, Tennessee 37621 (U.S. Mail). Any amendments to, or waivers from, a provision of our Code of Business Ethics that applies to our principal executive officer, principal financial and accounting officer or persons performing similar functions and that relates to any element of the code of ethics enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting on our website. Information on or accessible through our website is not incorporated by reference into this Form 10-K.
DELINQUENT SECTION 16(a) REPORTS
Section 16(a) of the Exchange Act requires Contura’s directors and executive officers and persons who own more than 10% of a registered class of Contura’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Contura’s equity securities. Contura endeavors to assist reporting persons in making these filings. Based solely on its review of the reports filed with the SEC during 2019, Contura believes that all reporting requirements under Section

16(a) for the fiscal year ended December 31, 2019 were met in a timely manner by its directors, executive officers, and greater than 10% beneficial owners, except for: (1) one late Form 4 for each of Mr. Crutchfield, Mr. Eidson, Mr. Kreutzer, Mr. Manno and Kevin Stanley, relating to the withholding of shares in satisfaction of tax obligations on March 7, 2019, (2) one late Form 4 for each of Jill Harrison and Suzan Moore relating to the February 9, 2019 vesting of RSUs and associated withholding of shares in satisfaction of tax obligations, (3) one late Form 4 on behalf of Mr. Crutchfield relating to two option exercises and the associated sale of shares pursuant to a 10b5-1 plan on April 18, 2019, (4) one late Form 4 relating to the sale of shares pursuant to 10b5-1 plans for each of Mr. Eidson and Mr. Kreutzer on March 13, 2019, Mr. Geiger on March 15, 2019 and Mr. Crutchfield on March 21, 2019, and (5) one late Form 4 for Mr. Stetson relating to a July 29, 2019 grant of RSUs. Most of these delinquent filings were the result of the failure of the Company’s third party administrator to provide timely notifications to Contura regarding the occurrence of transactions. Contura subsequently took additional measures to ensure that the administrator provided timely notifications in connection with future transactions.

Item 11. Executive Compensation
DIRECTOR COMPENSATION
2019 Director Compensation
Pursuant to our Amended and Restated Non-Employee Director Compensation Policy (the “Director Policy”), we currently provide annual compensation to our non-employee directors based on an annual May 1st through April 30th compensation period (each period, a “Compensation Year”). For the Compensation Year that commenced on May 1, 2018 and the Compensation Year that commenced on May 1, 2019 (the “2019 Compensation Year”), each of our non-employee directors serving at such time received an annual equity award with a grant date fair market value of $100,000 granted in the form of restricted stock units (“RSUs”), and an annual cash retainer of $75,000. Annual cash retainers are paid in quarterly installments in arrears. For any non-employee directors appointed to the board following the commencement of a Compensation Year, the director’s cash retainer will be pro-rated for any partial quarter of service, and the compensation committee will determine in its discretion whether such director receives a full or pro-rated annual RSU retainer or a special grant of RSUs. Non-employee directors generally have the opportunity to elect to receive RSUs in lieu of the annual cash retainer. For the 2019 Compensation Year, Mr. Ward elected to receive RSUs in lieu of the $75,000 annual cash retainer.
In addition to the annual retainer, for each Compensation Year non-employee directors are entitled to receive meeting fees and additional cash retainers in connection with service as a chair or member of a committee of our board, as set forth in the following chart.

Position	Annual Fee ($)
Non-Employee Chairman of the Board	75,000
Lead Independent Director if Employee Director is Chairman of the Board	20,000
Audit Committee Chair	30,000
Compensation Committee Chair	20,000
Safety, Health and Environmental Committee Chair	15,000
Nominating and Corporate Governance Committee Chair	12,000
Non-employee directors earn a committee retainer of $5,000 per Compensation Year for each committee on which the director serves in a non-chair capacity. Non-employee directors are also eligible to earn a meeting fee of $2,000 for each board meeting attended and a fee of $500 for each committee meeting attended, in each case, beginning with the fifth such meeting attended during the applicable Compensation Year.
Non-employee directors’ annual equity awards are currently granted in the form of RSUs. These awards are granted pursuant to RSU agreements that generally provide for vesting on the day immediately preceding the first anniversary of the grant date. The awards will accelerate and vest in full in connection with a change in control of Contura or if the director ceases to serve as a member of our board as a result of permanent disability or death. Unvested RSUs are forfeited upon a separation from service for any other reason.
Additionally, we reimburse non-employee directors for travel expenses incurred in connection with attending board, committee and stockholder meetings and for other business-related expenses in accordance with our reimbursement policies, as they may be amended from time to time.
Annual equity awards for the 2019 Compensation Year were made on May 1, 2019 for the non-employee directors serving on such date. In connection with her appointment to the board in September 2019, Ms. Medine received a pro-rated annual RSU award and pro-rated cash retainer for the then-current quarter of service. In connection with his appointment to the board in December 2019, Mr. Vogel received a pro-rated cash retainer for the then-current quarter of service, and in March 2020, he received a pro-rated annual RSU award based on his service beginning in December 2019.
During his service as chief executive officer, Mr. Crutchfield served as a member of our board and did not receive any additional compensation in connection with his service on our board. Mr. Stetson, who became our chief executive officer and an employee director in July 2019, had previously served as a non-employee director of our board from January 2019 through April 2019, and received compensation under the Director Policy in connection with that service. Mr. Stetson does not receive additional compensation in connection with his service as an employee director. The compensation paid to Mr. Crutchfield for his service as chief executive officer, and the compensation paid to Mr. Stetson for his service as both a non-employee director and as chief executive officer, are reported in the Summary Compensation Table and the tables that follow.
Director Stock Ownership Guidelines
To align our non-employee directors’ and executive officers’ interests with those of our stockholders, the board adopted stock ownership guidelines applicable to Contura’s non-employee directors and executive officers effective August 13, 2019 (the “Ownership Guidelines”). Generally, non-employee directors must accumulate and maintain equity ownership in Contura within five years of becoming a director with a value of no less than five times their annual cash retainer (not including meeting fees or committee chair or member compensation). In determining if a non-employee director has satisfied the Ownership Guidelines, all stock and equity interests beneficially owned by the director, or to which the director is otherwise entitled, are taken into consideration, including, without limitation, any unvested equity grants. For purposes of the Ownership Guidelines, equity ownership is measured following the end of each fiscal year of the Company, based on the average daily stock price of our common stock during the December of such fiscal year. The nominating and corporate governance committee is responsible for the administration and interpretation of the Ownership Guidelines. For a description of the Ownership Guidelines applicable to executive officers, see “Executive Stock Ownership Guidelines”.
No Hedging/Pledging Policies
The Company has adopted an insider securities trading policy that prohibits directors, officers and certain other employees from engaging in hedging transactions involving Company securities such as short selling, buying or selling publicly traded options (including puts and calls), zero-cost collar, and forward sales contracts. The policy also prohibits the holding by these persons of Contura securities in a margin account or pledging Contura securities as collateral for a loan.
2019 Director Compensation Table
The following table sets forth information concerning the compensation to our non-employee directors in respect of the fiscal year ended December 31, 2019. As noted above, the compensation paid to Mr. Stetson for his service as a non-employee director from January 2019 through April 2019 is reported in the Summary Compensation Table of this Form 10-K/A.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Total ($)
Albert E. Ferrara, Jr.	167,000	99,965	266,965
Daniel J. Geiger	116,500	99,965	216,465
John E. Lushefski	193,548	99,965	293,513
Emily S. Medine (3)	35,598	63,635	99,233
Scott D. Vogel (3)	-	-	-

Anthony J. Orlando	129,696	99,965	229,661
Harvey L. Tepner	146,244	99,965	246,209
Neale X. Trangucci	184,696	99,965	284,661
Michael J. Ward	34,000	174,910	208,910

(1)
Reflects the annual cash retainer and any meeting fees and additional cash retainers paid in connection with service as a chair or member of a committee of our board, in each case for service during our fiscal year ended December 31, 2019.

(2)
The values in this column are based on the aggregate grant date fair values of awards computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification, (“ASC”) Topic 718, “Compensation-Stock Compensation” (“FASB ASC Topic 718”). The values set forth in this column relate to the following: (i) 1,774 RSUs granted on May 1, 2019, to each of Messrs. Ferrara Jr., Orlando, Ward, Trangucci, Geiger, Lushefski and Tepner in connection with their annual equity awards for the 2019 Compensation Year (each with a grant date fair value of $56.35 per share); (ii) 1,330 RSUs granted to Mr. Ward on May 1, 2019, which he elected to receive in lieu of his annual cash retainer for the 2019 Compensation Year (with a grant date fair value of $56.35 per share), and (iii) 2,208 RSUs granted on September 26, 2019, to Ms. Medine, which reflected a pro-rata portion of her annual equity award for the 2019 Compensation Year (with a grant date fair value of $28.82 per share). The

RSUs in the prior sentence reflect all outstanding RSUs held by Messrs. Ferrara, Geiger and Lushefski and Ms. Medine as of December 31, 2019. Upon their resignations from the board on August 12, 2019, Messrs. Orlando, Tepner, Trangucci and Ward forfeited all of their respective unvested RSUs.

(3)	Ms. Medine and Mr. Vogel were appointed to the board on September 9, 2019 and December 20, 2019, respectively.
COMPENSATION COMMITTEE REPORT
The compensation committee has reviewed and discussed the “Compensation Discussion and Analysis” section of this Form 10-K/A with management. Based on its review and discussion with management, the compensation committee recommended to the board that the “Compensation Discussion and Analysis” section be included in this Form 10-K/A.

Emily S. Medine, Chair
Albert E. Ferrara, Jr.
Daniel J. Geiger
John E. Lushefski
Scott D. Vogel
EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
Compensation of our named executive officers (“NEOs”) is determined under our compensation program for executive officers. This program is overseen by the compensation committee, which determines the compensation of our executive officers.
The following discussion relates to the compensation of our NEOs whose compensation is disclosed in the tables that follow, as well as the overall principles underlying our executive compensation policies. Our NEOs for the fiscal year ended December 31, 2019 are:

•	David J. Stetson, who was named Chief Executive Officer (“CEO”) on July 29, 2019,

•	Charles Andrew Eidson, Executive Vice President (“EVP”) and Chief Financial Officer, who also served as Interim Co-Chief Executive Officer from May 7, 2019 through July 28, 2019, and

•	Jason Whitehead, who was named EVP and Chief Operating Officer on August 14, 2019.
The discussion below also includes compensation information regarding the following former executive officers:

•	Kevin S. Crutchfield, Chief Executive Officer until May 6, 2019,

•	Mark M. Manno, EVP, Chief Administrative and Legal Officer and Secretary until December 1, 2019, who also served as Interim Co-Chief Executive Officer from May 7, 2019 through July 28, 2019,

•	J. Scott Kreutzer, EVP and Chief Operating Officer until November 15, 2019, and

•	Kevin Stanley, EVP and Chief Commercial Officer until November 15, 2019.
Roger L. Nicholson was named EVP, General Counsel and Secretary on December 2, 2019. Because his total compensation for 2019 did not exceed $100,000 Mr. Nicholson is not an NEO for the fiscal year ended December 31, 2019, in accordance with SEC rules.
2019 CEO Transition and Search Process
In April 2019, Kevin S. Crutchfield, our chief executive officer informed the board of directors that he intended to resign as chief executive officer on May 6, 2019 in order to pursue an opportunity outside of the coal industry.

Shortly thereafter, the board of directors retained a nationally-recognized executive placement firm and launched a comprehensive search process to identify a permanent chief executive officer. While that search was ongoing, the board also appointed Mr. Eidson, our chief financial officer, and Mr. Manno, then our chief administrative and legal officer and secretary, to serve as interim co-chief executive officers during the search, effective May 7, 2019.

On May 2, 2019, the compensation committee of the board approved changes to the compensation arrangements for each of Messrs. Eidson and Manno, effective as of May 7, 2019, to recognize the additional responsibilities each executive would take on in accepting the position of interim co-chief executive officer while also maintaining his current position and responsibilities, as well as to help ensure the executive’s retention as an executive of the Company. These changes are described in “2019 Executive Retention Awards” below.

Following reviews of, and interviews with, numerous candidates, on July 29, 2019, the Company announced that the board of directors had unanimously appointed Mr. Stetson as the Company’s new chief executive officer and a member of the board of directors. Mr. Stetson was selected after considering his familiarity with the Company’s operational assets, and his robust executive experience, strategic ability and natural leadership talent.
Compensation Executive Summary
Our executive compensation programs are designed to attract, retain and reward executives who create long-term stockholder value, share our mission, and perform in a manner that enables the Company to achieve its strategic goals. Our compensation programs provide a market-based total compensation program tied to financial and operating performance and aligned with the interests of our stockholders. Our compensation programs reflect, reinforce and communicate our commitment to operate safely, responsibly and ethically, and continually strive to improve and deliver quality in everything we do.

•
Our executive compensation programs are administered by our compensation committee, which is composed of independent directors appointed by our board. The compensation committee has the responsibility to review and approve executive and director compensation and ensure that our programs align with our policies and philosophies.

•
Variable compensation, both short- and long-term, comprises the majority of the compensation opportunities for our executive team. Long-term compensation opportunity is emphasized over short-term opportunity to encourage executive retention and to align our executives’ interests with long-term results.

•
The Contura Energy, Inc. Annual Incentive Bonus Plan (described in “2019 Annual Bonuses” below) measures both financial and operational performance goals, with an emphasis on financial measures. All executives have identical goals, consistent with our belief in the importance of teamwork among our leadership team. Pay for performance is emphasized through a plan design that includes a threshold performance level, with upside should performance exceed expectations, and by establishing maximum incentive payouts.

•
Long-term incentives are a significant component of our total reward program. The opportunity for executives to earn equity awards, over time, aligns our executive team with the interests of our stockholders. The long-term compensation design is based on a portfolio approach, which, prior to 2019, consisted of RSUs subject to three-year time-based vesting schedules, stock options and restricted stock. In 2019, to more closely align our executives’ payments to shareholder returns, we introduced into our long-term incentive program grants of performance-based restricted stock units (“PSUs”) with three-year cliff-vesting based on the achievement of company performance metrics over a three-year performance period.

•
We use limited perquisites to enable us to attract and retain executive talent and further our business goals. These perquisites may include special arrangements (such as the Deferred Compensation Plan described in “Deferred Compensation” below) when existing tax-qualified retirement plans are subject to limitations on benefits under the Internal Revenue Code or when significant competitive gaps exist in comparison to our industry peers.

•	We believe our executives should own stock in the Company and have therefore adopted stock ownership guidelines applicable to our non-employee directors and executive officers.

•	Our severance and change in control policies generally include a double trigger payout approach and do not employ tax gross-ups (in the case of a change in control or otherwise).
Executive Compensation Process
Compensation Committee’s Role in Determining Executive Compensation
The compensation committee is responsible for ensuring that the Company’s executive compensation policies and programs reflect the short- and long-term interests of the Company’s stockholders and are competitive in the markets in which the Company competes for talent. The compensation committee reviews and approves the design of the compensation program, compensation levels, and benefit programs for the NEOs. When appropriate, the compensation committee consults with other board committees, such as the safety, health and environmental committee to determine appropriate performance targets that relate to the Company’s non-financial achievements.
In connection with the appointments of Mr. Stetson as CEO in July 2019 and Mr. Whitehead as chief operating officer in August 2019, the compensation committee, with the assistance of Pearl Meyer, reviewed and approved the annual target compensation levels of the executives based on market data.

The compensation committee is committed to ensuring that our compensation and benefit programs are aligned with our values and business strategy by reviewing and analyzing the competitiveness of our executive compensation programs and our performance. Each key component of compensation (base salary, short- and long-term incentives) is reviewed for both internal equity and, when appropriate comparisons are available, for external competitiveness based on industry peers and published survey data.
At the 2019 annual meeting, our shareholders approved the 2018 compensation of our NEOs by approximately 93% of the votes cast. In making decisions with respect to 2019 and 2020 compensation, the compensation committee, with the assistance of its independent compensation consultant, has carefully considered the results of the advisory vote on executive compensation.
The compensation committee also takes into account external market conditions, such as competition for executives for a particular position, and position-specific factors when approving the total compensation for each NEO. The position-specific factors influencing the compensation levels include largely qualitative factors such as experience, tenure, job performance, contributions to our financial results, scope of responsibilities, and complexity of the position.

Role of Management and CEO in Determining Executive Compensation

As part of our process for establishing executive compensation, our CEO and the human resources department provide information and recommendations to the compensation committee and compensation consultant regarding compensation program design and appropriate performance metrics. Our CEO reviews the performance of our other NEOs with the compensation committee and makes recommendations to the committee regarding compensation levels and awards for our other NEOs. The compensation committee is responsible for determining the CEO’s compensation following a review of market data provided by our compensation consultant and the committee’s evaluation of the CEO’s performance. Our CEO does not participate in meetings of the compensation committee, or portions thereof, during which the committee discusses the CEO’s compensation.

Independent Compensation Consultants

The compensation committee has engaged the services of an independent compensation consultant to assist with its work. The role of the independent compensation consultant includes, without limitation: (i) reviewing the peer group for benchmarking purposes with respect to compensation and performance, (ii) conducting a competitive assessment of each executive’s total direct compensation (e.g., base salary, annual- and long-term incentives), (iii) developing a trends report regarding executive compensation and keeping the compensation committee apprised of regulatory changes and other developments related to executive compensation, (iv) advising the compensation committee regarding annual- and long-term incentive plan design, (v) performing a competitive assessment of non-employee director compensation, and (vi) assisting with the preparation of proxy disclosures.

In 2019 the compensation committee used the services of Pearl Meyer, a nationally recognized public company compensation advisor, to advise it on executive compensation matters. Pearl Meyer reported directly to the compensation committee and, with the consent of the compensation committee, coordinated and gathered from members of management and human resources personnel information with which to advise the compensation committee. In January 2020, the compensation committee retained Meridian, a nationally recognized public company compensation advisor, to advise it on executive and director compensation matters going forward. It is the expectation of the compensation committee that Meridian will perform substantially the same services regarding executive and director compensation matters in 2020 as those performed by Pearl Meyer in 2019, described above.

Ultimately, decisions about the amount and form of executive compensation are made by the compensation committee alone and may reflect factors and considerations other than the information and advice provided by our compensation consultants or management.
Peer Group
In 2018, the committee, with the input of Pearl Meyer and management, reviewed and approved a public company peer group to be used to assist us in making compensation decisions going forward. The companies were selected from a group of public companies in the mining, metals and energy industries, taking into account market capitalization and revenues similar to ours. Our public company peer group approved by the compensation committee consisted of the following companies:

Arch Coal Inc.	Compass Minerals International Inc.	Suncoke Energy, Inc.
Carpenter Technology Corp.	CONSOL Energy Inc.	Timkensteel Corp.
Cleveland-Cliffs Inc.	Denbury Resources Inc.	Tronox Ltd.
Cloud Peak Energy Inc.	Peabody Energy Corp.	Warrior Met Coal, Inc.
Commercial Metals Co.	Schnitzer Steel Industries Inc.	Worthington Industries Inc.
Southwestern Energy Co.

The same peer group was also used to inform compensation decisions through most of 2019. In November 2019, the compensation committee removed Cloud Peak Energy Inc. from the group following its bankruptcy.
Executive Stock Ownership Guidelines
The board of directors believes it is important for our executive officers, including our NEOs, and directors to be owners in the Company to ensure the alignment of their goals with the interests of our stockholders. In November 2019, the board adopted the Ownership Guidelines, pursuant to which the Company’s executive officers are required to hold the equivalent of three times their base salary in our common stock, except in the case of our CEO, who is required to hold five times his base salary in our common stock. Each executive officer has a transition period of five years to meet the requirements set forth in the Ownership Guidelines. In determining if an executive officer has satisfied the Ownership Guidelines, all stock and equity interests beneficially owned by the executive officer, or to which the executive officer is otherwise entitled, are taken into consideration, including certain unvested equity grants. For further information regarding the Ownership Guidelines, including a description of the terms applicable to non-employee directors, see “Director Stock Ownership Guidelines”.
2019 Primary Elements of Compensation
The 2019 compensation program for our NEOs consisted of a number of elements that support our performance and retention objectives. The compensation earned under certain components may vary significantly based on company performance. The following chart summarizes the main components of our 2019 executive compensation program and the primary objectives of each.

Compensation Element	Description	Form	Objective
Base salary	Fixed based on level of responsibility, experience, tenure and qualifications	Cash	Support talent attraction and retention

Annual Incentive Bonus	Variable based on the achievement of annual financial, safety and environmental metrics	Cash	Link pay and performance Drive the achievement of short-term business objectives

Long-Term Incentive Awards	Variable based on the achievement of longer-term goals and stockholder value creation	RSUs that vest ratably over a three-year period PSUs that vest at the end of a three-year performance period subject to the satisfaction of total shareholder return performance metrics	Support talent attraction and retention Link pay and performance Drive the achievement of longer-term business objectives Align NEO and stockholder interests

Other Compensation and Benefits Programs	Employee health, welfare and retirement benefits and deferred compensation	Group medical benefits Life and disability insurance 401(k) plan participation Deferred compensation plan	Support talent attraction and retention Provide for tax-efficient retirement savings Provide for supplemental retirement benefits

Pay Mix
As illustrated in the chart below, approximately 80% of Mr. Stetson’s and 74% of our other NEOs’ (not including Mr. Crutchfield and excluding any additional compensation paid to Messrs. Eidson and Manno in their capacity as interim co-chief executive officers) 2019 target annualized direct compensation was “at risk,” with most of the compensation subject to the achievement of short- and long-term financial or operational performance objectives. The compensation breakdown shown in the chart below reflects annualized target compensation for 2019. We believe that this balance of fixed and variable compensation is consistent with our executive compensation philosophy and maintains a strong link between the NEOs’ compensation and company performance, motivating executives to deliver strong business performance and, importantly, to create stockholder value.

Base Salary
Base salary is the fixed element of each NEO’s annual cash compensation, and the foundation upon which other primary elements of compensation are based. The compensation committee awards competitive salaries in order to assist in attracting and retaining each NEO. Base salaries are reviewed by the compensation committee annually and determined with reference to the median salaries for similarly-situated executives and also each NEO’s position-specific skills, tenure, experience, responsibility and performance. None of our NEOs received an increase in base salary from 2018 to 2019, except for Mr. Kreutzer, whose base salary increased from $400,000 to $475,000 effective January 1, 2019.
For 2019, the annual base salaries of our NEOs were as follows:

Name	2019 Base Salary ($)
David J. Stetson	1,000,000
Charles Andrew Eidson	500,000
Jason Whitehead	475,000
Kevin S. Crutchfield	1,045,000
Mark M. Manno	500,000
J. Scott Kreutzer	475,000
Kevin L. Stanley	400,000

2019 Annual Bonuses

The Contura Energy, Inc. Annual Incentive Bonus Plan (the “Bonus Plan” or “CIB”) provides annual cash incentives to our executive officers and other key employees to reward performance, as measured against fundamental company financial and operational goals. During 2019, all of our NEOs except for Mr. Stetson participated in the CIB. Pursuant to the terms of his employment agreement with the Company, Mr. Stetson was eligible to receive an annual bonus for 2019 in the amount of $450,000, or such higher amount as determined by the compensation committee in its discretion. Commencing with the 2020 fiscal year, Mr. Stetson’s target and maximum bonus opportunities under the CIB will be 125% and 200% of his base salary, respectively.

Performance Metrics
In establishing 2019 performance goals under the CIB, the compensation committee considered the economic environment and challenges to be faced during the fiscal year. The compensation committee designed the performance goals to ensure that performance significantly in excess of the target performance goals would be rewarded with above target payout levels, up to the cap established by the compensation committee. In setting the target goals, the compensation committee sought to establish challenging but attainable goals that would motivate and reward the NEOs for strong performance without encouraging excessive risk taking.
For 2019, the compensation committee approved a mix of performance measures based on financial metrics and operational metrics, as shown in the table below. Additional information regarding the performance metrics is included in the footnotes to the table below.
The compensation committee approved the following metrics, the respective weighting of each metric and the performance thresholds for the executives’ 2019 annual bonuses under the Bonus Plan. The metrics were intended to align annual incentive compensation for 2019 with the goals and objectives set forth in the Company’s business plan, specifically a focus on safety, environmental compliance and financial performance, especially with respect to costs. If the threshold level of performance for any of our metrics is not achieved, the resulting payout as a percentage of target is 0%, and no payouts are made under the metric.
The table below sets forth the performance metrics and their respective weightings and thresholds as well as the 2019 performance under each metric:

	2019 Metric Goals				2019 Performance
Performance Metric	Weighting	Threshold Payout (50%)	Target Payout (100%)	Maximum Payout (200%)	Performance	Payout as % of Target	Aggregate Target Bonus % Earned
EBITDA(1)	40.00%	$420.42M	$467.13M	$513.84M	$347.98M	0.00%	0.00%
Cost of Coal Sales per Ton Sold – Met(2)	20.00%	$84.20	$79.43	$77.05	$84.90	0.00%	0.00%
Cost of Coal Sales per Ton Sold - Steam(2)	10.00%	$44.10	$41.60	$40.35	$45.01	0.00%	0.00%
Safety – NFDL(3)	20.00%	2.76	2.51	2.38	2.04	200.00%	40.00%
Environmental Compliance(4)	10.00%	114	88	75	35	200.00%	20.00%
Total	100%						60%

(1)
CIB EBITDA was $347.98 million in 2019 under the formula adopted by the compensation committee and, as a result, the threshold performance goal was not achieved, resulting in no payout pursuant to the EBITDA metric. CIB EBITDA was calculated as follows: 2019 Income from Continuing Operations plus Interest Expense, Income Tax Expense, Depreciation, Depletion and Amortization, and Amortization of Acquired Intangibles, less Interest Income and Income Tax Benefit (“EBITDA”), and excluding the following (i) CIB, Operations, Safety, Environmental Bonus (“OSEB”), and stock compensation expenses, (ii) Impairment of tangible and intangible assets and related charges, (iii) Gains or Losses associated with Asset Retirement Obligations (“ARO”), (iv) Costs, Revenues, Gains or Losses associated with board approved future and completed business combinations, capital market transactions, reorganizations and/or restructuring programs (including severance/separation costs), and (v) Extraordinary, unusual, infrequent or non-recurring items not encompassed in the above exclusions, as determined by the board.

(2)
CIB Cost of Coal Sales per Ton Sold was $84.90 for metallurgical coal sales and $45.01 for steam coal sales in 2019 under the formula adopted by the compensation committee and, as a result, the threshold performance goal was not achieved on either metric, resulting in no payout. CIB Cost of Coal Sales per Ton Sold was calculated as follows: Weighted Average 2019 Cost of Coal Sales per Ton Sold, excluding the following (i) CIB, OSEB, stock compensation and sales related expenses, (ii) Impairment of tangible and intangible assets and related charges, (iii) Gains or Losses associated with ARO or idled assets, (iv) Costs, Revenues, Gains or Losses associated with board approved future and completed business combinations, reorganizations and/or restructuring programs (including severance/separation costs), (v) Costs, Revenues, Gains or Losses associated with coal purchased from third parties, and (vi) Extraordinary, unusual, infrequent or non-recurring items not encompassed in the above exclusions, as determined by the board.

(3)
CIB Non-Fatal Days Lost (“NFDL Rate”) was 2.04 in 2019, meaning that the safety objective was achieved at 118.7% of the target, which resulted in a pay-out under this objective, after interpolation, of 200% of target. NFDL Rate is a standard established by the Mine Safety and Health Administration and is widely used by coal companies to judge their safety performance.

(4)
CIB Environmental Compliance, which is measured by the total number of water quality exceedances, excluding selenium, was 35 in 2019 under the formula adopted by the compensation committee and, as a result, 160% of the target performance goal was achieved resulting in a payout pursuant to this metric of 200% of target.

Targets and Payouts for 2019
The compensation committee aims for the target amount of executives’ bonus opportunities to be at the median of competitors and industry peers. Potential 2019 bonus payouts for our NEOs who participated in the CIB ranged from 0% to 200% of the target opportunity, based on the achievement of performance metrics.
Payouts under the Bonus Plan are typically made following the completion of the applicable fiscal year, after achievement of performance metrics for the year have been determined. For 2019, performance was measured as of December 13, 2019 based on the metrics’ actuals through November and the forecasted performance for December. These payouts were made on January 3, 2020.
The following table sets forth the payouts earned by each participating NEO pursuant to the Bonus Plan for 2019. Each NEO’s annual bonus payment equaled 60% of his target bonus amount.

Officer	2019 Base Salary ($)	2019 Annual Target Bonus Opportunity (as a % of base salary)	2019 Target Bonus ($)	2019 Actual Performance as a % of Target Bonus	2019 CIB Bonus ($)
Charles Andrew Eidson	500,000	100%	500,000	60.00%	300,000
Jason Whitehead	475,000	100%	475,000	60.00%	108,300 (1)

Kevin S. Crutchfield	1,045,000	125%	1,306,250	60.00%	0 (2)
Mark M. Manno	500,000	100%	500,000	60.00%	458,904 (3)
J. Scott Kreutzer	475,000	100%	475,000	60.00%	415,137 (3)
Kevin L. Stanley	400,000	75%	300,000	60.00%	262,192 (3)

(1)	The 2019 CIB bonus paid to Mr. Whitehead was pro-rated to reflect his partial year of service.

(2)
In connection with his resignation from the Company, Mr. Crutchfield forfeited his 2019 CIB bonus. See “Potential Payments on Termination and Change in Control—Chief Executive Officers—Kevin S. Crutchfield”.

(3)
In connection with the termination of their employment from the Company and pursuant to the terms of the KESP, the 2019 bonuses paid to Messrs. Manno, Kreutzer and Stanley were based on target levels and pro-rated for the portion of 2019 each executive was employed by the Company. See “Non-CEO Severance and Change in Control Agreements”.

Long-Term Incentive Awards
In 2016, when the Company was still private, the Company adopted, and stockholders approved, the MIP, under which grants of RSUs, restricted stock, stock options and vested shares of our common stock were made to our NEOs and other executives, non-employee directors and key employees at the time of adoption of the MIP.
The Company adopted the 2018 LTIP on April 29, 2018, pursuant to which awards of stock options, stock appreciation rights, restricted stock, RSUs, performance awards and other cash- and stock-based awards may be granted to our employees, consultants and non-employee directors. Upon becoming a public company in November 2018, we introduced a new long-term incentive program under the 2018 LTIP which consists of grants of RSUs and PSUs. In connection with his appointment as CEO in July 2019, Mr. Stetson received a sign-on RSU grant for 32,700 shares of our common stock that are scheduled to vest in equal installments on each of July 29, 2020, 2021 and 2022. Other than the retention RSUs granted to Messrs. Manno, Eidson, Kreutzer and Stanley (as described below under “2019 Executive Retention Awards”), no other RSUs were granted to our NEOs in 2019.
PSUs granted in 2019 are scheduled to vest on February 9, 2022, subject to the employee’s continued employment through such date and the satisfaction of performance conditions that are based 75% on the Company’s achievement of relative total shareholder return as compared to the median of its comparator group and 25% on the Company’s achievement of absolute total shareholder return during a three-year performance period. We chose to include PSUs in our mix of equity awards because these awards more closely align our executives’ long-term incentive compensation to shareholder returns, and reward superior performance over peer companies, while also retaining a retentive element through time-based vesting requirements. The performance period for awards granted in 2019 will be January 1, 2019 through December 31, 2021. Any vested PSUs will be paid following February 9, 2022 in the form of shares of our common stock, with potential payouts ranging from 0% to 200% of target levels for the portion of PSUs tied to absolute total shareholder return (aTSR) and 0% to 400% for the portion of PSUs tied to relative total shareholder return (rTSR). The following number of target PSUs were granted to our NEOs on February 9, 2019: Kevin S. Crutchfield, 31,319 shares; Charles A. Eidson, 7,829 shares; Mark M. Manno, 7,829; and J. Scott Kreutzer: 7,438 shares; and Kevin L. Stanley: 5,480 shares. Messrs. Stetson and Whitehead did not receive PSU grants in 2019.
2019 Executive Retention Awards
In connection with their appointments as interim co-chief executive officers in May 2019, the compensation committee approved retention awards to each of Messrs. Eidson and Manno, which consisted of (i) two cash payments, each in the amount of $300,000, paid on May 7, 2019 and November 7, 2019, respectively, and (ii) a grant of 5,009 RSUs having a value of $299,989 on the grant date, scheduled to vest on May 7, 2020, subject to the executive’s continued employment through such date, except that such RSUs would become fully vested in the event of a termination of employment by the Company for any reason other than for cause.
The compensation committee also approved retention payments to each of Messrs Kreutzer and Stanley in May 2019, which consisted of (i) cash payments of $158,333 for Mr. Kreutzer and $133,333 for Mr. Stanley, each payable on November 7, 2019, (ii) additional cash payments of $158,333 for Mr. Kreutzer and $133,333 for Mr. Stanley, each scheduled to vest on May 7, 2020, subject to the executive’s continued employment through such date, except that such cash payment would be payable upon a termination of employment by the Company for any reason other than for cause and (iii) a grant of 2,643 RSUs to Mr. Kreutzer, having a value of $158,289 on the grant date, and a grant of 2,226 RSUs to Mr. Stanley, having a value of $133,315 on the grant date, each scheduled to vest on May 7, 2020, subject to the executive’s continued employment through such date, except that such RSUs would become fully vested in the event of a termination of employment by the Company for any reason other than for cause.
2020 Compensation Decisions
Based on a review of the Company’s historical grant practices and compensation objectives, the compensation committee and the board determined in February 2020 that there was an insufficient number of shares available for issuance under the 2018 LTIP to make the annual grants under the 2018 LTIP that the compensation committee believes were appropriate to fulfill the Company’s long-term compensation objectives. As a result of this shortfall, the compensation committee approved the adoption of an interim long-term incentive framework for 2020 that is comprised of a combination of both equity-based and cash-based awards, as follows: (i) 14% of each award was granted in the form of stock-settled RSUs that are scheduled to vest in equal installments on each of February 18, 2021, 2022 and 2023; (ii) 21% of each award was granted in the form of a time-based cash award that is scheduled to vest in full on February 18, 2023; and (iii) 65% of each award was granted in the form of a performance-based cash award that is scheduled to vest at the end of a three-year performance period, from January 1, 2020 through December 31, 2022, based on the achievement of safety, production and relative total shareholder return performance metrics. The performance-based component of the award will have potential payouts ranging from 0% to 200% of target levels. In February 2020, Messrs. Eidson and Whitehead received awards under this new framework having aggregate target award values of $1,000,000 and $950,000, respectively.
For 2020, Mr. Stetson’s long-term incentive award was comprised of two stock-settled components in accordance with the terms of his employment agreement, as follows: (i) 35% of his award was granted in the form of RSUs that are scheduled to vest in equal installments on each of February 18, 2021, 2022 and 2023, and (ii) 65% of the award was granted in the form of PSUs that are scheduled to vest at the end of a three-year performance period, from January 1, 2020 through December 31, 2022, based on the achievement of the same safety, production and relative total shareholder return performance metrics as for the performance-based cash awards granted to the other long-term incentive plan participants for 2020.
Deferred Compensation
Our NEOs are eligible to participate in the Deferred Compensation Plan which permits certain of our highly-compensated employees to receive supplemental retirement benefits in excess of the tax-qualified plan limits under the Internal Revenue Code. The Deferred Compensation Plan is designed to further the interests of our stockholders by helping us attract and retain key talent by providing them with these additional retirement benefits. Under the Deferred Compensation Plan, we maintain a supplemental retirement account for each participant to which we credit annual contributions equal to the sum of (i) the participant’s compensation that is in excess of the federal tax-qualified plan limit under Section 401(a)(17) of the Internal Revenue Code multiplied by the aggregate matching company contribution percentage for our tax-qualified retirement plans in effect for the applicable year (none in 2019), plus, in the discretion of our compensation committee (ii) a discretionary contribution in an amount equal to a percentage of the participant’s eligible compensation under our tax-qualified plans (none in 2019).
Upon a participant’s termination of employment without cause or by the participant for good reason, involuntary termination in connection with a change in control (as determined by the Company in its discretion prior to the change in control) or due to death or disability (all as defined in the participant’s employment agreement or the Deferred Compensation

Plan), the participant will receive a pro-rated credit as of December 31st of the year for which the contribution was made. All contributions made to participant accounts are fully vested when credited.

CEO Employment Agreements and Executive Offer Letters

Our chief executive officer has historically entered into an employment agreement with the Company, which is intended to retain and competitively compensate the executive for his position with the Company and provide severance benefits on specified terminations of employment. The terms of the employment agreements entered into with Messrs. Crutchfield and Stetson, including the severance amounts payable to Mr. Stetson under the terms of his employment agreement in connection with a qualifying termination of employment are described under “Potential Payments on Termination and Change in Control—Chief Executive Officers”. Mr. Crutchfield’s resignation from the Company was other than for good reason under the terms of his employment agreement. Accordingly, Mr. Crutchfield did not receive any severance payments or benefits as a result of his resignation.

No other NEOs have individual employment agreements with the Company, but all employees, including executive officers (other than our CEO), execute an offer letter with the Company upon the commencement of employment. The offer letters to executives set forth the general terms of the executive’s compensation, including annual base salary, target annual bonus opportunity under the CIB (as a percentage of base salary), target annual equity award value (as a percentage of base salary) and severance multiple under the KESP.

Non-CEO Severance and Change in Control Arrangements

Our NEOs other than Mr. Stetson are participants in our KESP, which provides participants with severance benefits following a qualifying termination of employment and enhanced benefits in connection with a change in control. The terms and estimated amounts of these benefits are described below under “Potential Payments on Termination and Change in Control—Key Employee Separation Plan”.

The compensation committee believes these change in control and termination provisions are necessary to ensure that the actions and recommendations of senior management and other employees with respect to change in control transactions are in our and our stockholders’ best interests, and to reduce the distraction regarding the impact of such a transaction on the employment status of an NEO. These programs were reviewed by our board who concluded that the terms of these programs were in line with market practices.
The CEO’s employment agreement and the KESP do not provide for payment to cover “golden parachute” excise taxes imposed under Section 4999 of the Internal Revenue Code. Rather, payments due in connection with a change of control to participants will be reduced to the extent necessary to avoid the excise tax, unless it is determined that the net after-tax benefits to a participant would be greater if the reductions were not imposed (i.e., “best net” treatment).
The departures of Messrs. Kreutzer and Stanley on November 15, 2019 and Mr. Manno on December 1, 2019 were under circumstances entitling each executive to receive the severance payments and benefits under the terms of the KESP, as set forth in the following table. Except for the COBRA Benefits and Life Insurance Benefits, as described below, and any PSUs that remain outstanding following the termination date, all amounts were paid to Messrs. Kreutzer, Stanley and Manno in a lump sum within 60 days of the termination date.

Executive	Cash Severance (1) ($)	Value of Equity Award Acceleration (2) ($)	Pro-Rata Bonus (3) ($)	COBRA Benefits and Life Insurance Benefits (4) ($)	Outplacement Services ($)	Total ($)
Mr. Kreuzter	1,425,000	133,571	415,137	36,439	15,000	2,025,147
Mr. Stanley	1,050,000	131,733	262,192	36,439	15,000	1,495,364
Mr. Manno	1,500,000	201,274	458,904	36,439	15,000	2,211,617

(1)	Reflects a lump sum cash payment equal to (x) the sum of (A) base salary plus (B) 2019 target bonus multiplied by (y) 1.5 (i.e., the executive’s severance multiple under the KESP).

(2)
Reflects the value of accelerated vesting of any equity awards outstanding as of the applicable termination date. Outstanding PSUs continue to be subject to the attainment of the applicable performance conditions.

(3)	Reflects the pro-rated portion of the executive’s 2019 bonus under the CIB, based on target levels.

(4)
Reflects payment by the Company for Consolidated Omnibus Budget Reconciliation Act (COBRA) health and dental insurance premiums (the “COBRA Benefits”) and life insurance premiums for the executive and his dependents (the “Life Insurance Benefits”) until the earliest of the executive obtaining the age of 65, the date he becomes eligible to participate in another employer’s group health plan and 18 months following the date of termination. Mr. Manno’s COBRA Benefits did not begin until January 1, 2020.

Retirement and Other Benefits
Our NEOs are eligible to participate in our employee benefit plans provided to other employees, including health and welfare benefits and our 401(k) plan. For 2019, we made matching contributions of up to 100% of the first 3% and 50% of next 2% (aggregate of 4%) of a participant’s contributions. For 2019, the Company did not make a qualified non-elective in addition to the matching contributions.
Tax and Accounting Considerations
We recognize a charge to earnings for accounting purposes for equity awards over their vesting period. In the past, we have not considered the accounting impact as a material factor in determining the equity award amounts for our executive officers. However, as we become a public company, we expect that the compensation committee will consider the accounting impact of equity awards in addition to considering the impact to dilution and overhang when deciding the amounts and terms of equity grants.
We do not require executive compensation to be tax deductible for our Company, but instead balance the cost and benefits of tax deductibility to comply with our executive compensation goals. For example, Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to a publicly held corporation for compensation in excess of $1 million paid in any taxable year to its chief executive officer, chief financial officer and certain other executive officers. As a private company, we were not subject to the deductibility limit of Section 162(m), and did not take such limit into consideration in setting compensation for our executive officers because Section 162(m) did not apply to us. Following the expiration of any transition period that may continue to be available to us as a newly public company and taking into account other transition relief that may be available, we expect that the compensation committee will consider the tax deductibility of compensation, but will be fully authorized, in the exercise of its business judgment and in accordance with its compensation philosophy, to approve compensation that is not tax deductible when it believes that such payments are in our stockholders’ best interests.
Risk Assessment of Compensation Programs
Our compensation committee, after considering the input of its independent compensation consultant, conducted an assessment of the risks associated with our compensation policies and programs, and determined that our compensation policies and programs do not create risks that are reasonably likely to have a material adverse effect on us.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
No member of the compensation committee is, or ever has been, an employee or an officer of our Company. During 2019, none of our executive officers served as a director or a member of the compensation committee of another company, one of whose executive officers served as a member of our compensation committee, and none of our executive officers served as a member of the compensation committee of another company, one of whose executive officers served as one of our directors.

2019 SUMMARY COMPENSATION TABLE
The following summary compensation table sets forth information concerning the compensation of our NEOs for the fiscal years ended December 31, 2019, 2018 and 2017.

Name and Principal Position	Fiscal Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($) (5)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($) (6)	All Other Compensation ($) (7)	Total
David J. Stetson	2019	411,933	450,000	1,252,083	-	-	-	50,067	2,164,083
Chief Executive Officer

Charles Andrew Eidson	2019	500,000	600,000	784,789	-	300,000	-	13,360	2,198,149
Chief Financial Officer and EVP (8)	2018	500,000	1,000,000	749,925	-	698,205	96,414	22,000	3,066,544
	2017	500,000	-	2,976,811	504,708	487,145	53,086	792,636	5,314,385
Jason E. Whitehead	2019	151,635	-	-	-	108,300	-	22,122	282,057
EVP and Chief Operating Officer

Mark M. Manno	2019	496,794	600,000	784,789	-	458,904	-	1,529,440	3,869,927
Former EVP, Chief Administrative and Legal Officer and Secretary (8)	2018	500,000	1,000,000	749,925	-	698,205	96,414	22,000	3,066,544
	2017	500,000	-	2,976,811	504,708	487,145	53,086	792,636	5,314,385
J. Scott Kreutzer	2019	464,583	316,667	618,880	-	415,137	-	1,463,299	3,278,566
Former EVP and Chief Strategy Officer	2018	388,891	700,000	524,925	-	418,923	55,097	22,000	2,109,836

Kevin L. Stanley	2019	388,717	266,667	472,664	-	262,192	-	1,079,870	2,470,110
Former EVP and Chief Commercial Officer	2018	400,000	700,000	524,925	-	418,923	61,448	22,000	2,127,296

Kevin S. Crutchfield	2019	412,639	-	1,939,425	-	-	-	18,255	2,370,319
Former Chief Executive Officer	2018	1,045,000	3,000,000	2,250,000	-	1,824,061	274,669	40,814	8,434,544
	2017	1,045,000	-	14,895,120	2,525,411	1,272,666	221,427	3,983,972	23,943,595

(1)
The values set forth in this column for the fiscal year ending December 31, 2019 represent the salaries paid for the period of January 1, 2019 to May 6, 2019 for Mr. Crutchfield, the period of July 29, 2019 to December 31, 2019 for Mr. Stetson, the period of August 14, 2019 to December 31, 2019 for Mr. Whitehead, the period of January 1, 2019 to December 2, 2019 for Mr. Manno and the period of January 1, 2019 to November 15, 2019 for each of Messrs. Kreutzer and Stanley. Mr. Crutchfield resigned from his position as chief executive officer effective May 6, 2019. Mr. Stetson joined the Company as chief executive officer effective July 29, 2019 and Mr. Whitehead joined the Company as chief operating officer effective August 14, 2019. Mr. Manno left the Company effective December 2, 2019. Messrs. Kreutzer and Stanley left the Company effective November 15, 2019. Amounts for Mr. Stetson also include $46,548 in respect of his annual cash retainer and fees paid in connection with his service as a non-employee director from January 2019 through April 2019.

(2)
For 2019, the values set forth in this column reflect (i) special retention bonuses paid to Messrs. Eidson, Manno, Kreutzer and Stanley, as described under “2019 Executive Retention Awards” and (ii) Mr. Stetson’s discretionary 2019 bonus provided under the terms of his employment agreement, as described “Potential Payments on Termination and Change in Control—Chief Executive Officers—David J. Stetson”. For 2018, the values set forth in this column reflect a one-time bonus paid to Messrs. Eidson, Manno, Kreutzer, Stanley and Crutchfield in conjunction with the closing of the Company’s merger with Alpha Natural Resources Holdings, Inc. in November 2018.

(3)
The values set forth in this column reflect the aggregate grant date fair value of awards (which for PSUs, is based on targeted performance and excluding the effect of estimated forfeitures) computed in accordance with FASB ASC Topic 718. These amounts, which do not correspond to the actual value that may be realized by our NEOs, were calculated using the valuation assumptions discussed in the “Share-Based Compensation” footnote to the financial statements in our 2019 Annual Report. For 2019, PSUs were granted to Messrs. Eidson, Manno, Kreutzer, Stanley and Crutchfield on February 9, 2019 with a grant date fair value of $50.60 per share for the aTSR performance component and a grant date fair value of $65.70 per share for the rTSR performance component. Assuming maximum achievement of performance conditions, the values of the PSUs at the grant date were: Mr. Eidson, $1,741,048, Mr. Manno, $1,741,048, Mr. Kreutzer, $1,654,130, Mr. Stanley $1,218,752, and Mr. Crutchfield, $6,965,305. RSUs were granted to Messrs. Eidson, Manno, Kreutzer and Stanley on May 7, 2019 with a grant date fair value of $59.89 per share and to Mr. Stetson on July 29, 2019 with a grant date fair value of $38.29 per share.

For 2018, the RSUs were granted on November 12, 2018 with a grant date fair value of $75.00 per share. For 2017, the common stock awards set forth in this column were granted on March 7, 2017 with a grant date fair value of $65.50 per share and July 13, 2017 with a grant date fair value of $68.00 per share.
As described under “Potential Payments on Termination and Change in Control—Chief Executive Officers—Kevin S. Crutchfield,” Mr. Crutchfield’s outstanding unvested stock awards and option awards were forfeited in connection with his resignation from employment. As described under “Non-CEO Severance and Change in Control Arrangements,” outstanding stock awards and option awards held by Messrs. Manno, Kreutzer and Stanley were fully vested in connection with the termination of their employment, other than PSUs which remain outstanding and continue to be subject to the attainment of the applicable performance conditions.

(4)
The values set forth in this column reflect the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718. These amounts, which do not correspond to the actual value that may be realized by our NEOs, were calculated using the Black-Scholes option-pricing model based upon the valuation assumptions discussed in the “Share-Based Compensation” footnote to the financial statements in our 2019 Annual Report. The options set forth in this column were granted on March 7, 2017 with a grant date fair value of $37.44 per share. The Company elected to grant the options with an exercise price based upon the greater of (i) the closing price of a share on the grant date or (ii) the volume-weighted average price for the 30-day period ending on the grant date. As a result, the exercise price of the options set forth in this column was set at $66.13.

(5)
The values set forth in this column represent annual bonuses earned under our Bonus Plan in respect of 2019 performance based on achievement of the performance metrics described under “2019 Annual Bonuses”. Executive Compensation—Executive Compensation Process”. In connection with the termination of their employment, Messrs. Manno, Kreutzer and Stanley received, as severance, a pro-rated portion of their 2019 bonuses, based on target levels. Mr. Crutchfield forfeited his 2019 bonus in connection with his resignation.

(6)
The values set forth in this column represent deferred compensation earnings earned in respect of 2017 and 2018 based upon eligible compensation earned during the year under the Deferred Compensation Plan. For 2019, there were no above-mark or preferential earnings on non-qualified deferred compensation.

(7)
The values set forth in this column include for 2019 (i) employer 401(k) contributions for Messrs. Stetson, Eidson, Manno, Kreutzer, Stanley and Crutchfield of $11,200 each and for Mr. Whitehead of $6,065, (ii) imputed income on group term life insurance for Messrs. Stetson ($10,829), Eidson ($2,160), Whitehead ($683), Manno ($3,240), Kreutzer ($2,925), Stanley ($1,645), and Crutchfield ($7,055), (iii) reimbursements for automobile, housing costs and first class commercial round-trip flights for Mr. Stetson ($18,681), (iv) automobile allowances paid to Messrs. Kreutzer ($7,150) and Whitehead ($250), (v) a mobile allowance paid to Mr. Whitehead ($300), and (vi) amounts paid as cash severance and outplacement services to Messrs. Manno ($1,515,000), Kreutzer ($1,440,000) and Stanley ($1,065,000) in connection with the termination of their employment, other than the value of equity award acceleration and pro-rata bonus for 2019. A complete description of the amounts paid to Messrs. Manno, Kreutzer and Stanley in connection with the termination of their employment (including the value of equity award acceleration and the pro-rata bonus) is described under “Non-CEO Severance and Change in Control Arrangements”.

These amounts also reflect COBRA continuation coverage for 2019 paid to Messrs. Kreutzer ($2,024) and Stanley ($2,024) in connection with the termination of their employment and to Messrs. Stetson ($9,357) and Whitehead ($14,823) in connection with the termination of their employment at the time of the Company’s merger with Alpha Natural Resources Holdings, Inc. in November 2018.

(8)	Messrs. Eidson and Manno also served as interim co-chief executive officers from May 7, 2019 through July 28, 2019.

2019 GRANTS OF PLAN-BASED AWARDS
The following table sets forth information concerning grants of plan-based awards made to our NEOs during the fiscal year ended December 31, 2019.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units(3) (#)	Grant Date Fair Value of Stock and Option Awards(4) ($)
Name	Grant Date	Minimum ($)	Target ($)	Maximum ($)	Minimum (#)	Target (#)	Maximum (#)
David J. Stetson	7/29/2019	-	-	-	-	-	-	32,700	1,252,083
	-	-	-	-	-	-	-	-	-
Charles Andrew Eidson	-	250,000	500,000	1,000,000	-	-	-	-	-
	2/9/2019	-	-	-	979	1,958	3,916	-	99,075
	2/9/2019	-	-	-	1,468	5,871	23,484	-	385,725
	5/7/2019	-	-	-	-	-	-	5,009	299,989
Jason E. Whitehead	-	90,250	180,500	361,000	-	-	-	-	-
Mark M. Manno	-	250,000	500,000	1,000,000	-	-	-	-	-
	2/9/2019	-	-	-	979	1,958	3,916	-	99,075
	2/9/2019	-	-	-	1,468	5,871	23,484	-	385,725
	5/7/2019	-	-	-	-	-	-	5,009	299,989
J. Scott Kreutzer	-	237,500	475,000	950,000	-	-	-	-	-
	2/9/2019	-	-	-	930	1,860	3,720	-	94,116
	2/9/2019	-	-	-	1,395	5,578	22,312	-	366,475
	5/7/2019	-	-	-	-	-	-	2,643	158,289
Kevin L. Stanley	-	150,000	300,000	600,000	-	-	-	-	-
	2/9/2019	-	-	-	685	1,370	2,740	-	69,322
	2/9/2019	-	-	-	1,028	4,110	16,440	-	270,027
	5/7/2019	-	-	-	-	-	-	2,226	133,315
Kevin S. Crutchfield	-	653,125	1,306,250	2,612,500	-	-	-	-	-
	2/9/2019	-	-	-	3,915	7,830	15,660	-	396,198
	2/9/2019	-	-	-	5,872	23,489	93,956	-	1,543,227

(1)
The amounts in this column reflect the range of the annual bonuses under our Bonus Plan that our NEOs were potentially eligible to earn in respect of performance in 2019 as described under “2019 Annual Bonuses.”

(2) This column shows the number of shares of common stock subject to PSUs granted on February 9, 2019 under the 2018 LTIP. For rTSR PSUs, the minimum future payout is dependent on the final peer group median TSR and allows for payout if the Company rTSR compared to the median TSR is less than -12.3% to -25.5%. The % of rTSR units earned is 100% of target minus 3% for each 1% of rTSR achieved below the median TSR resulting in a minimum payout approximately 25% of target. The maximum payout for rTSR PSUs cannot exceed 400% in any scenario. For aTSR PSUs, the minimum future payout is 50% and the maximum is 200%.

(3)	This column shows the number of shares of common stock underlying RSUs granted on May 7, 2019 and July 29, 2019 under the 2018 LTIP.

(4)
The grant date fair value calculations are computed in accordance with FASB ASC Topic 718, based upon the valuation assumptions discussed in the “Share-Based Compensation” footnote to the financial statements in our 2019 Annual Report.

OUTSTANDING EQUITY AWARDS AT 2019 FISCAL YEAR END
The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each NEO as of December 31, 2019.

		Option Awards				Stock Awards
Officer	Grant Date	Numbers of Securities Underlying Unexercised Options Exercisable (#)	Numbers of Securities Underlying Unexercised Unearned Options (1) (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (2) (#)	Market Value of Shares or Units of Stock That Have Not Vested (3) ($)	Number of Unearned Performance Share Units That Have Not Vested (4) (#)	Market or Payout Value of Unearned Performance Share Units That Have Not Vested (5) ($)
David J. Stetson	7/29/2019	-	-	-	-	32,700	295,935	-	-
Charles Andrew Eidson	3/7/2017	8,978	4,501	66.13	3/7/2027	-	-	-	-
	3/7/2017	-	-	-	-	14,893	134,782	-	-
	7/13/2017	-	-	-	-	275	2,489	-	-
	11/12/2018	-	-	-	-	9,999	90,491	-	-
	5/7/2019	-	-	-	-	5,009	45,331	-	-
	2/9/2019	-	-	-	-	-	-	2,447	22,145
Jason E. Whitehead	-	-	-	-	-	-	-	-	-
Mark M. Manno	3/7/2017	13,479	-	66.13	12/1/2020	-	-	-	-
	2/9/2019	-	-	-	-	-	-	2,447	22,145
J. Scott Kreutzer	3/7/2017	4,087	-	66.13	11/15/2020	-	-	-	-
	2/9/2019	-	-	-	-	-	-	2,325	21,041
Kevin L. Stanley	3/7/2017	4,296	-	66.13	11/15/2020	-	-	-	-
	2/9/2019	-	-	-	-	-	-	1,713	15,503
Kevin S. Crutchfield	-	-	-	-	-	-	-	-	-

(1)	The options in this column vested on March 7, 2020.

(2)
Mr. Stetson’s RSUs granted on July 29, 2019 vest in equal installments on each of the first, second and third anniversaries of the grant date. The remaining vesting tranche of Mr. Eidson’s March 7, 2017 and July 13, 2017 restricted stock awards vested on March 7, 2020. Mr. Eidson’s RSUs granted on November 12, 2018 vest in equal installments on each of February 9, 2020, 2021 and 2022 and Mr. Eidson’s RSUs granted on May 7, 2019 will vest on May 7, 2020.

As described under “Non-CEO Severance and Change in Control Arrangements,” outstanding equity awards held by Messrs. Manno, Kreutzer and Stanley fully vested in connection with the termination of their employment, other than PSUs which remain outstanding and continue to be subject to the attainment of the applicable performance conditions. As described under “Potential Payments on Termination and Change in Control—Chief Executive Officers—Kevin S. Crutchfield,” Mr. Crutchfield’s outstanding unvested equity awards were forfeited in connection with his resignation from employment

(3)
The market value calculations reported in this column are computed by multiplying $9.05, the closing market price per share of our common stock on December 31, 2019, by the number of shares or units underlying the award, respectively.

(4)
PSUs in this column were granted on February 9, 2019 for the 2019-2021 performance period and assume threshold achievement of performance goals. Any payments under these performance share units will be determined based on actual performance through 2021. In connection with the termination of Messrs. Manno, Kreutzer and Stanley’s employment from the Company and pursuant to the terms of the KESP, the service component of their February 9, 2019 PSUs were deemed vested and any payments under these performance share units will be determined based on actual performance through 2021.

(5)
The market value calculations reported in this column are computed by multiplying $9.05, the closing market price per share of our common stock on December 31, 2019, by the number of units underlying the award. See “Long-Term Incentive Awards” for a description of how payouts for PSUs are determined. If earned, the awards will be paid after the end of the 2019-2021 performance period in unrestricted shares of common stock.

OPTION EXERCISES AND STOCK VESTED IN 2019
The following table details information about options exercised (if any) by our NEOs and the vesting of stock awards held by our NEOs during the fiscal year ended December 31, 2019.

	Option Awards		Stock Awards (1)
Name	Numbers of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
David J. Stetson (2)	-	-	631	35,557
Charles Andrew Eidson	30,030	1,627,307	15,124	869,630
Jason E. Whitehead	-	-	-	-
Mark M. Manno(3)	30,030	1,641,510	45,300	1,070,904
J. Scott Kreutzer(3)	9,010	439,332	18,823	397,094
Kevin L. Stanley(3)	9,010	400,566	18,848	407,963
Kevin S. Crutchfield	150,150	7,824,679	75,674	4,351,255

(1)	The value of the stock awards realized upon vesting is based on the closing price per share of our common stock on the award vesting date.

(2)	Reflects the vesting of RSUs granted to Mr. Stetson in 2018 in connection with his service as a non-employee director.

(3)
Includes the value of acceleration of equity awards in connection with the termination of employment of Messrs. Manno, Kreutzer and Stanley, as described under “Non-CEO Severance and Change in Control Arrangements.”

NONQUALIFIED DEFERRED COMPENSATION
The following table provides information on the nonqualified deferred compensation of our NEOs in and as of the end of 2019. The material terms of the Deferred Compensation Plan are described above under “Deferred Compensation.”

Name	Executive Contributions in Last fiscal year ($)	Registrant Contributions in Last fiscal year ($) (1)	Aggregate Earnings in Last fiscal year ($) (2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($) (3)
David J. Stetson	-	-	-	-	-
C. Andy Eidson	-	-	4,581	-	144,696
Jason E. Whitehead	-	-	-	-	-
Mark M. Manno	-	-	4,581	-	144,702
J. Scott Kreutzer	-	-	2,103	-	66,417
Kevin L. Stanley	-	-	2,505	-	79,144
Kevin S. Crutchfield	-	-	12,177	(501,168)	-

(1)	The Company did not make any contributions to the Deferred Compensation Plan for the 2019 plan year.

(2)	Amounts reflect interest credited to NEOs’ accounts during 2019.

(3)	Amounts reported in this column were reported as compensation to the NEOs in the Summary Compensation Table for previous years.
POTENTIAL PAYMENTS ON TERMINATION AND CHANGE IN CONTROL
Each of our NEOs may be eligible to receive benefits under the circumstances described below if the officer experiences a qualifying termination of employment or we undergo a change in control.
Chief Executive Officers
Kevin S. Crutchfield
Mr. Crutchfield served as the Company’s chief executive officer until his resignation on May 6, 2019, under the terms of an employment agreement entered into with the Company on July 26, 2016. As chief executive officer, Mr. Crutchfield’s annual base was $1,045,000 and his annual target bonus opportunity was 125% of base salary, subject to any applicable performance criteria. He also participated in the Company’s equity incentive plans, as described under “Executive Compensation Process” above.

Mr. Crutchfield resigned from the Company without good reason under the terms of his employment agreement. Accordingly, Mr. Crutchfield forfeited his 2019 bonus under the Bonus Plan and his outstanding unvested equity awards under the MIP and 2018 LTIP, and he was not entitled to receive any severance payments or benefits as a result of his resignation. His employment agreement provided that Mr. Crutchfield’s post-employment non-competition and non solicitation covenants would only apply if the Company agreed to pay a cash payment equal to two and one-half times base salary plus two and one-half times annual target bonus for the year of termination. The compensation committee elected to forego making such payment, and therefore Mr. Crutchfield is not subject to any post-employment non-competition and non-solicitation obligations.

David J. Stetson
Under the terms of his July 29, 2019 employment agreement, Mr. Stetson will serve as the Company’s chief executive officer until July 29, 2021 and during any renewal period (this term automatically renews for successive 12-month periods unless terminated by either party with 90 days’ written notice). Mr. Stetson’s annual base salary is $1,000,000 and, beginning in 2020, his annual target bonus opportunity is 125% of base salary, subject to any applicable performance criteria. For 2019, Mr. Stetson was eligible to receive an annual bonus in the amount of $450,000 or such higher amount as determined by the compensation committee in its discretion. In addition, Mr. Stetson received a sign-on RSU award under the 2018 LTIP with respect to 32,700 shares of our common stock that will vest in equal installments on each of July 29, 2020, 2021 and 2022, and, commencing in 2020, is eligible to receive an annual stock award having a fair market value as of the grant date of $3,000,000 consisting of a combination of RSUs and PSUs (as determined by the compensation committee in its discretion, except that with respect to 2020, 35% of Mr. Stetson’s award would consist of RSUs and 65% of the award would consist of PSUs).
From July 29, 2019 through January 29, 2020, the Company reimbursed Mr. Stetson for up to $10,000 per month for automobile and housing costs in the Bristol, Tennessee metropolitan area and for the cost of up to three first class commercial round-trip flights per month between Bristol, Tennessee and Fort Walton Beach, Florida.

If Mr. Stetson is terminated without cause (which includes his gross negligence or willful misconduct in the performance of his duties, conviction of, or plea of guilty or nolo contendere to, a felony or crime involving moral turpitude, engaging in fraudulent or criminal activity, material violation of any Company policy, breach of his employment agreement, any continuing or repeated failure or refusal to perform his material duties as requested by our board, or conduct which bring the Company into public disgrace or disrepute in any material respect) or resigns for good reason (which includes a material reduction in his salary or target bonus opportunity, a material diminution in his position, authority, duties or responsibilities, or a material relocation), he will be entitled to receive the following severance benefits, subject to his execution of a release of claims:

•
an amount equal to two times base salary plus two times the target annual bonus for the year in which the termination occurs, payable in equal installments for 24 months following the date of termination;

•
service-vesting of outstanding equity awards on a pro rata basis, based on the period of time that Mr. Stetson was employed during the applicable vesting period for such tranche, with any such awards that are also subject to performance-vesting conditions remaining outstanding subject to the achievement of the applicable performance goals as provided under the terms of the applicable award agreement; and

•	the COBRA Benefits and Life Insurance Benefits.
If Mr. Stetson is terminated for any reason other than cause or resigns for good reason during the period beginning 90 days prior to and ending one year following a change in control (as defined in the agreement), he will be entitled to receive the following enhanced severance benefits:

•
an amount equal to two and one-half times base salary plus two and one-half times the 2019 Bonus or the annual target bonus, as applicable, for the year in which the termination occurs, payable in equal installments for 30 months following the date of termination;

•	service-vesting of all equity awards with any such awards that are also subject to performance-vesting conditions remaining outstanding subject to the achievement of the applicable performance goals;

•	a lump sum cash payment of the pro rata share of his annual bonus, based on target performance, for the year of termination; and

•	the COBRA Benefits and Life Insurance Benefits.
If Mr. Stetson’s employment is terminated due to death or disability, he will be entitled to receive earned and accrued but unpaid individual bonuses or individual incentive compensation for prior years and the COBRA Benefits and Life Insurance Benefits (other than life insurance in the case of his death).

Upon a termination of his employment, Mr. Stetson is subject to restrictive covenants regarding confidentiality (perpetual), non-competition (during employment and for two years thereafter), and employee and customer non-solicitation (during employment and for two years thereafter).
Key Employee Separation Plan
Our currently-employed NEOs, other than our CEOs, are eligible to receive severance benefits under the KESP.
The KESP provides that if a participant’s employment is terminated by the Company for any reason other than cause, death or disability (all as defined in the KESP) at any time prior to the 90-day period immediately preceding a change in control (as defined in the plan), the participant will be entitled to receive (i) a lump sum cash payment equal to the sum of base salary and target bonus for the year of termination, multiplied by a specified factor of, for our NEOs, 1.5x under the terms of the KESP (the “Severance Multiple”), (ii) accelerated vesting of all outstanding equity awards (with stock options remaining exercisable for a period of up to one-year following the date of termination, and performance-based awards remaining outstanding subject to attainment of the applicable performance goals), (iii) a lump sum annual cash incentive bonus for the year of termination based on target levels, pro-rated through the termination date, (iv) a lump sum cash payment of $15,000 for outplacement services, and (v) the COBRA Benefits and Life Insurance Benefits (the “Severance Benefits”). If a participant’s employment is terminated by the Company for any reason other than cause, death or disability, or if the participant resigns for good reason, during the period beginning three months prior to and ending one year following a change in control of the Company, the participant will be entitled to receive the Severance Benefits, except the Severance Multiple for NEOs will be 2x, as provided by the terms of the KESP.

Participants are required to execute a general release, non-disparagement and non-competition agreement as a condition to receiving the Severance Benefits, which includes restrictive covenants regarding confidentiality (perpetual), non-competition (for one year post-termination), employee and customer non-solicitation (for one year post-termination) and non-disparagement (perpetual).

The table below sets forth information concerning the change in control and severance payments to be made to each of our NEOs (other than for Messrs. Manno, Kreutzer and Stanley whose actual severance payments are reflected in the Summary Compensation Table or described under “Non-CEO Severance and Change in Control Arrangements” above, and other than Mr. Crutchfield, who did not receive any severance as a result of his resignation) in connection with a change in control or termination of employment, presuming a termination date of December 31, 2019. Additional descriptions of the terms of our agreements, plans and arrangements with our NEOs, including the actual severance payments received by Messrs. Manno, Kreutzer and Stanley are set forth above in the Compensation Discussion and Analysis. In addition to the severance amounts set forth in the table below, in the event of a change in control, KESP participants are entitled to receive a lump sum cash bonus based on target levels and pro-rated for the portion of the year that the participant was employed through the change in control date.
The payments and benefits detailed in the table below are in addition to any payments and benefits under our plans or arrangements which are offered or provided generally to all salaried employees on a non-discriminatory basis and any accumulated vested benefits for each NEO, and any stock options vested as of December 31, 2019 (which are set forth in the Outstanding Equity Awards at Fiscal Year-End Table).

Name	Qualifying Termination not in Connection with a Change in Control ($)						Qualifying Termination in Connection with a Change in Control ($)
	Cash Severance ($)	Value of Equity Award Acceleration ($)	Pro-Rata Bonus ($)	Outplacement Services ($)	COBRA Benefits and Life Insurance Benefits ($)	Total ($)	Cash Severance ($)	Value of Equity Award Acceleration ($)	Pro-Rata Bonus ($)	Outplacement Services ($)	COBRA Benefits and Life Insurance Benefits ($)	Total ($)
David J. Stetson	2,900,000	41,102	450,000	—	36,439	3,427,541	3,625,000	295,935	450,000	—	36,439	4,407,374
C. Andy Eidson	1,500,000	273,093	500,000	15,000	36,439	2,324,532	2,000,000	273,093	500,000	15,000	36,439	2,824,532
Jason E. Whitehead	1,425,000	—	475,000	15,000	36,439	1,951,439	1,900,000	—	475,000	15,000	36,439	2,426,439
PAY RATIO
As required by the SEC under Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, the following information is provided regarding the ratio of the annual total compensation of our chief executive officer, Mr. Stetson, in comparison to the annual total compensation of our median employee. For 2019, the annual total compensation of our median employee was $89,227 and the annual total compensation of our CEO was $2,798,698 (annualized to reflect a full year of service). Therefore, the ratio of these two amounts was 31.4 to 1.
We identified our median employee by using total cash compensation for U.S. individuals who were employed by the Company and its affiliates on December 31, 2019, which included 4,360 employees. Total cash compensation is a consistently applied compensation measure across all of our employees and consists of (1) base salary for salaried employees and annualized base wages for hourly employees; plus (2) annual cash incentive target for our salaried and hourly employees.
Upon identifying our median employee, we then determined the actual annual total compensation for the median employee in the same manner as the Total Compensation column shown for Mr. Stetson in the Summary Compensation Table (which was then annualized to reflect a full year of service). A variety of pay elements were included to determine the total annual compensation for the median employee such as regular wages, overtime, shift premiums, clothing allowance, vacation pay, and taxable awards.

We believe this pay ratio is a reasonable estimate calculated in a manner consistent with the SEC pay ratio disclosure requirements based on our employment records and payroll data. The disclosure requirements for identifying the median employee and calculating the pay ratio allow companies to adopt a variety of methodologies and to make reasonable assumptions that reflect their employee populations and consistently applied compensation measures. Therefore, as employee populations and compensation practices vary among these different companies and various methodologies, estimates and assumptions could be used in calculating their own pay ratios, our pay ratio reported above may not be comparable to the pay ratios reported by other companies in our industry.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
EQUITY COMPENSATION PLAN INFORMATION
The following table summarizes information about our equity compensation plans as of December 31, 2019, all of which have been approved by security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	1,239,176	$47.78	1,033,773

Equity compensation plans not approved by security holders	—	—	—

Total	1,239,176	47.78	1,033,773

(1)
Includes shares of common stock granted under the MIP, under which awards of restricted stock, RSUs and stock options have been granted, the 2018 LTIP, under which RSUs and PSUs have been granted, the ANR Inc. 2017 Equity Incentive Plan, under which RSUs have been granted, and shares granted under the Series A Warrants Agreement.

(2)	The weighted average exercise price does not take into account the restricted stock awards and RSUs granted under the MIP and 2018 LTIP.

(3)	The number of shares of common stock available for issuance includes 277,266 shares under the MIP and 756,507 shares under the 2018 LTIP.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table and accompanying footnotes show information as of March 9, 2020, regarding the beneficial ownership of our common stock by:

•	each person who is known by us to own beneficially more than 5% of our common stock;

•	each member of our board of directors and each of our NEOs; and

•	all members of our board of directors and our executive officers as a group.
The number of shares and percentages of beneficial ownership set forth below are based on 18,254,924 shares of our common stock issued and outstanding as of March 9, 2020.

Name of Beneficial Owner	Number of Shares Owned(1)	Right to Acquire(2)	Total	Percentage
Blackrock, Inc.(3)	2,335,595		2,335,595	12.8%
55 East 52nd Street New York, NY 10055
Davidson Kempner Partners(4)	1,803,285		1,803,285	9.9%
520 Madison Avenue, 30th Floor, New York, NY 10022
Whitebox Advisors LLC(5)	1,651,244	3,794	1,655,038	9.1%
3033 Excelsior Boulevard, Suite 300, Minneapolis, MN 55416
Highbridge Capital Management(6)	1,490,000	82,719	1,572,719	8.6%
277 Park Avenue, 23rd Floor, New York, NY 10172
Morgan Stanley(7)	1,325,022		1,325,022	7.3%
1585 Broadway New York, NY 10036
The Vanguard Group(8)	1,219,206		1,219,206	6.7%
100 Vanguard Blvd., Malvern, PA 19355

David J. Stetson	233,387		233,387	1.28%
C. Andrew Eidson(9)	46,891	18,488	65,379	0.36%
Jason E. Whitehead	33,638		33,638	0.18%
Roger L. Nicholson	19,552		19,552	0.11%

Daniel J. Geiger(10)	11,428	2,878	14,306	0.08%
Albert E. Ferrara, Jr.(11)		12,687	12,687	0.07%
John E. Lushefski(12)	9,201	1,774	10,975	0.06%
Scott D. Vogel(13)	2,500	4,268	6,768	0.04%
Emily S. Medine(14)		2,208	2,208	0.01%

All Executive Officers and Directors as a Group (9 persons)	356,597	42,303	398,900

*	Less than 1% of shares outstanding

(1)
The shares of our common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote, or direct the voting of, such security, or investment power, which includes the power to dispose of, or to direct the disposition of, such security. Under these rules, more than one person may be deemed beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Except as otherwise indicated in these footnotes, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock.

(2)
Under the regulations of the SEC, a person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. The numbers in this column include shares of common stock issuable pursuant to options exercisable as of or within 60 days of March 9, 2020, shares of common stock issuable pursuant to RSUs which may be acquired within 60 days of March 9, 2020 and Contura Series A Warrants, each of which carries the right to purchase one share of Contura common stock.

(3)	The information for Blackrock, Inc. (“Blackrock”) is based solely on the Schedule 13G/A filed by Blackrock with the SEC on February 4, 2020.

(4)	The information for Davidson Kempner Partners (“DK”) is based solely on information furnished in the Schedule 13G/A filed by DK with the SEC on February 13, 2020.

(5)	The information for Whitebox Advisors LLC (“Whitebox”) is based solely on information furnished in the Schedule 13G/A filed by Whitebox with the SEC on February 14, 2020.

(6)	The information for Highbridge Capital Management (“Highbridge”) is based solely on information furnished in the Schedule 13G/A filed by Highbridge with the SEC on February 13, 2020.

(7)	The information for Morgan Stanley is based solely on information furnished in the Schedule 13G/A filed by Morgan Stanley with the SEC on February 12, 2020.

(8)	The information for The Vanguard Group (“Vanguard”) is based solely on information furnished in the Schedule 13G/A filed by Vanguard with the SEC on February 12, 2020.

(9)
Includes 5,009 shares of common stock underlying RSUs granted to Mr. Eidson that vest as of or within 60 days of March 9, 2020. Also includes 13,479 shares of common stock issuable pursuant to options exercisable as of or within 60 days of March 9, 2020.

(10)
Includes 1,774 shares of common stock underlying RSUs granted to Mr. Geiger that vest as of or within 60 days of March 9, 2020. This number also includes 1,104 shares of common stock underlying RSUs that have vested, but have been deferred until the earlier of separation from service or 5/1/2020.

(11)
Includes 1,774 shares of common stock underlying RSUs granted to Mr. Ferrara that vest as of or within 60 days of March 9, 2020. This number also includes 10,913 shares of common stock underlying RSUs that have vested but have been deferred until separation from service.

(12)	Includes 1,774 shares of common stock underlying restricted stock units granted to Mr. Lushefski that vest as of or within 60 days of March 9, 2020.

(13)	Includes 4,268 shares of common stock underlying RSUs granted to Mr. Vogel that vest as of or within 60 days of March 9, 2020.

(14)	Includes 2,208 shares of common stock underlying RSUs granted to Ms. Medine that vest as of or within 60 days of March 9, 2020 and will be deferred until separation from service.

Item 13. Certain Relationships and Related Transactions, and Director Independence
ABOUT OUR BOARD OF DIRECTORS
INDEPENDENT AND NON-MANAGEMENT DIRECTORS
Under the NYSE rules and, with respect to the audit committee under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and rules adopted under the Exchange Act, we are required to have a majority of independent directors on our board of directors and to have only independent directors serving on each of our audit, compensation and nominating and corporate governance committees. As more fully described below, our safety, health and environmental committee must be composed of at least a majority of independent directors pursuant to the committee’s charter.
Our board of directors undertook an annual review of director and director nominee independence in March 2020. The purpose of this review was to determine whether any relationships or transactions involving non-management director nominees, their family members and affiliates were inconsistent with a determination that the director nominee is independent under the independence standards set forth in the NYSE rules and our Corporate Governance Guidelines and, with respect to audit committee members and nominees, under the independence standards for audit committee members adopted by the SEC. Based on that review, our board of directors has determined that each of the non-management director nominees qualifies as “independent” under the independence standards set forth in the NYSE rules and each audit committee member qualifies as “independent” under the independence standards for audit committee members adopted by the SEC.
In connection with each of the quarterly meetings of the board of directors, the non-management directors meet in executive session without any members of management present. If the board of directors convenes a special meeting, the non-management directors may meet in executive session if the circumstances warrant. The lead independent director presides at executive sessions of the non-management directors.
OTHER INFORMATION
REVIEW AND APPROVAL OF TRANSACTIONS WITH RELATED PERSONS
Our board reviews, approves and monitors of transactions involving us and “related persons” (directors, executive officers, nominees to become directors, stockholders owning more than 5% of our common stock, any immediate family member of any of the foregoing persons, or any entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest). Related person transactions are those that meet the minimum threshold for disclosure in the proxy statement under relevant SEC rules (generally, transactions involving amounts exceeding $120,000 in which a related person has a direct or indirect material interest).
On June 14, 2019, we entered into a Credit Agreement with Cantor Fitzgerald Securities and other lenders that provides for a senior secured term loan facility in the aggregate principal amount of $561.8 million with a maturity date of June 14, 2024 (the “Term Loan Credit Facility”). The Term Loan Credit Facility bears an interest rate per annum based on the character of the loan of either 6.00% or 7.00% on or prior to the second anniversary of the closing date and 7.00% or 8.00% thereafter. The lenders under the Term Loan Credit Facility were primarily existing shareholders of the Company as of the agreement date. As such, the Company analyzed various factors of the transaction and concluded the Term Loan Credit Facility was issued at a reasonable market rate and therefore considered to be an arm’s length transaction.

On July 19, 2019, in connection with the bankruptcy filing of Blackjewel, LLC, to which we previously sold the Eagle Butte and Belle Ayr mines located in the PRB, the U.S. Bankruptcy Court approved debtor-in-possession (“DIP”) financing of $2.9 million with DIP lenders, Highbridge Capital Management, LLC and Whitebox Advisors LLC, which were and are shareholders of the Company. The Company entered into an arrangement on July 19, 2019 to purchase the obligations under the DIP financing at the request of the lenders thereunder pursuant to certain terms and conditions.

On September 12, 2019, the Company entered into a common stock repurchase agreement with Whitebox Multi-Strategy Partners, L.P., Whitebox Asymmetric Partners, L.P., Whitebox Credit Partners, L.P. and Whitebox Institutional Partners, L.P., which are existing shareholders of the Company.
Approval Procedures
Whenever a director or executive officer of the Company has any question about whether he or she (or an immediate family member) has a material interest in a transaction between the Company and another entity, person or organization, the director or executive officer shall review the matter with the general counsel. Once identified, the following are the steps we take with respect to approving related party transactions or their amendment:

•
Prior to entering into a covered transaction, notice will be given to our general counsel of the facts and circumstances of the proposed transactions including (i) the related person’s relationship to us and interest in the transaction, (ii) material facts of the proposed transaction (including proposed aggregate value or, in the case of indebtedness, amount of principal that is involved), (iii) benefits to us of the proposed transaction, (iv) if applicable, the availability of other sources of comparable products or services, and (v) an assessment of whether the proposed transaction is on terms that are comparable to the terms available to an unrelated third party or to employees generally. Our general counsel will assess whether the proposed transaction is a related person transaction.

•
If our general counsel determines that the proposed transaction is a related person transaction, the proposed transaction will be submitted to our audit committee for consideration at the next committee meeting or, in those instances in which our general counsel, in consultation with our chief executive officer, determines that it is not practicable or desirable for us to wait until the next committee meeting, to our chairman of the audit committee (who possesses delegated authority to act between committee meetings).

•
Our chairman of the audit committee or our audit committee, as applicable, will consider the facts and circumstances of the proposed transaction. After our chairman of the audit committee or our audit committee, as applicable, makes a determination regarding the proposed transaction, such decision will be conveyed to our general counsel who will communicate the decision to the appropriate persons at Contura. In the event our chairman of the audit committee reviews the proposed transaction and makes a decision with respect thereto, he or she will report the same to our audit committee at its next meeting.

Ratification Procedures
In connection with this process or otherwise, if our chief executive officer, chief financial officer, or general counsel becomes aware of a “related person” transaction that has not been previously approved or ratified as described above, the following steps are taken:

•
If the transaction is pending or ongoing, it will be submitted to our chairman of the audit committee or audit committee, as applicable, who will consider all of the facts and circumstances and, based on that review, evaluate all options including ratification, amendment or termination of such transaction.

•
If the transaction is completed, our chairman of the audit committee or audit committee, as applicable, will evaluate the transaction to determine if rescission of the transaction or disciplinary action is appropriate and will request our general counsel to evaluate our controls and procedures to ascertain the reason the transaction was not submitted in accordance with the approval procedures described above and whether any changes to those procedures are recommended.

Ongoing Transactions
Our audit committee reviews annually any previously approved or ratified “related person” transactions that remain ongoing. Based on all relevant facts and circumstances, taking into consideration the Company’s contractual obligations, the committee shall determine if it is in the best interests of the Company and its stockholders to continue, modify or terminate the related person transaction.

Item 14. Principal Accounting Fees and Services

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Independent Registered Public Accounting Firm and Fees
The following table presents fees billed for professional audit services rendered by KPMG for the audit of Contura’s annual financial statements for the years ended December 31, 2019 and December 31, 2018, and fees for other services rendered by KPMG during those periods.

	Fiscal 2019	Fiscal 2018
	(In thousands)	(In thousands)
Audit fees(1)	$3,968	$2,588
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$3,968	$2,588

(1)
For fiscal years 2019 and 2018, includes KPMG fees for audit services relating to the annual audit of the Company’s consolidated financial statements, quarterly reviews, services that are normally provided by the accountants in connection with regulatory filings, and accounting consultations. Also includes reimbursement of out of pocket expenses of $0.3 million in 2019 and $0.2 million in 2018.

Policy for Approval of Audit and Permitted Non-Audit Services
Our audit committee’s policy is to review in advance, and grant any appropriate pre-approvals of (i) all auditing services to be performed by the independent auditor and (ii) all non-audit services to be provided by the independent auditor as permitted by Section 10A of the Exchange Act, and, in connection therewith, to approve all fees and other terms of such engagement, provided that pre-approval of de minimis services shall not be required to the extent provided by, and subject to the requirements of, the Exchange Act. Our audit committee will consider annually for pre-approval a list of specific services and categories of services, including audit and audit-related services, for the upcoming or current fiscal year. All non-audit services are approved by our audit committee in advance in accordance with our policy on a case-by-case basis. Any service that is not included in the approved list of services or that does not fit within the definition of a pre-approved service is required to be presented separately to our chairman of the audit committee or our audit committee for consideration at its next regular meeting or, if earlier consideration is required, by other means of communication. If the estimated fees for non-audit services are $100,000 or less, management must contact our chairman of the audit committee to obtain his approval. If such fees are in excess of $100,000, management must seek the approval of the entire audit committee. In 2019, all KPMG professional fees were pre-approved in accordance with the Company’s pre-approval policies then in place.

OTHER INFORMATION
ADDITIONAL INFORMATION
We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may access and read our SEC filings through our website, at www.conturaenergy.com, or the SEC’s website, at www.sec.gov. You may also request copies of our filings, at no cost, by telephone at (423) 573-0300 or by mail at: Contura Energy, Inc., P.O. Box 848, Bristol, TN 37621, attention: Investor Relations. Our Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, Corporate Governance Practices and Policies, and Code of Business Ethics are also available on our website and available in print to any stockholder who requests them. Information on or accessible through our website is not incorporated by reference into this Form 10-K.
INCORPORATION BY REFERENCE
Neither the compensation committee report nor the audit committee report shall be deemed soliciting material or filed with the SEC and neither of them shall be deemed incorporated by reference into any prior or future filings made by us under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate such information by reference. In addition, this document includes several website addresses. These website addresses are intended to provide inactive, textual references only. The information on these websites is not part of this document.
AVAILABILITY OF SEC FILINGS, CORPORATE GOVERNANCE GUIDELINES, CODE OF BUSINESS ETHICS AND COMMITTEE CHARTERS

Copies of our reports on Forms 10-K (including the financial statements and financial statement schedules), 10-Q, 8-K and all amendments to those reports filed with the SEC, and our Corporate Governance Guidelines, Code of Ethics, and the charters of the audit, compensation, nominating and corporate governance, and safety, health and environmental committees, and any reports of beneficial ownership of our common stock filed by executive officers, directors and beneficial owners of more than 10% of our outstanding common stock are posted on, and may be obtained at no cost through the investor information section of our website, investors.conturaenergy.com, by telephone to our investor relations department at (423) 573-0300 or by mail to Investor Relations, Contura Energy, Inc., 340 Martin Luther King, Jr. Blvd., Bristol, Tennessee 37620 (overnight courier) or P.O. Box 848, Bristol, Tennessee 37621 (U.S. mail).

Part IV

Item 15. Exhibits, Financial Statement Schedules

Pursuant to the rules and regulations of the Securities and Exchange Commission, the Company has filed certain agreements as exhibits to the Annual Report on Form 10-K filed on March 18, 2020. These agreements may contain representations and warranties by the parties. These warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosure made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in such Company’s public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe the Company’s actual state of affairs at the date hereof and should not be relied upon.

(a) Documents filed as part of the Annual Report on Form 10-K filed on March 18, 2020:

(1) The following financial statements are filed as part of the Annual Report on Form 10-K filed on March 18, 2020 under Item 8-Financial Statements and Supplementary Data:

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

(3) Listing of Exhibits. See the Exhibit Index following the signature page to this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTURA ENERGY, INC.
Date: April 13, 2020	By:	/s/ Charles Andrew Eidson
	Name:	Charles Andrew Eidson
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ David J. Stetson	April 13, 2020	Chief Executive Officer (Principal Executive Officer)
David J. Stetson

/s/ Charles Andrew Eidson	April 13, 2020	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Charles Andrew Eidson

*	April 13, 2020	Director
Albert E. Ferrara, Jr.

*	April 13, 2020	Director
Daniel J. Geiger

*	April 13, 2020	Director
John E. Lushefski

*	April 13, 2020	Director
Emily S. Medine

*	April 13, 2020	Director
Scott D. Vogel

*By:	/s/ Charles Andrew Eidson
Charles Andrew Eidson
As Attorney-in-Fact

Exhibit Index

Exhibit No.	Description of Exhibit
3.1*
Second Amended and Restated Certificate of Incorporation of Contura Energy, Inc. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

3.2*
Third Amended and Restated Bylaws of Contura Energy, Inc. (Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Contura Energy, Inc. (File No. 001-38735) filed on March 18, 2020)

4.1*
Specimen Certificate for shares of Common Stock. (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

4.2*
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K of Contura Energy, Inc. (File No. 001-38735) filed on March 18, 2020)

10.1*
Amended and Restated Agreement and Plan of Merger, dated as of September 26, 2018, by and among Contura Energy, Inc., Alpha Natural Resources Holdings, Inc., ANR, Inc., Prime Acquisition I, Inc. and Prime Acquisition II, Inc. (Incorporated by reference to Annex A to the proxy statement contained in the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on October 5, 2018)

10.2*
Asset Purchase Agreement, dated as of December 7, 2017, by among Blackjewel L.L.C., as purchaser, and Contura Coal West, LLC, Contura Wyoming Land, LLC and Contura Coal Sales, LLC, as seller. (Incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.3*
Form of Permit Operating Agreement, dated as of December 7, 2017, by among Contura Coal West, LLC, as Transferor and Blackjewel L.L.C., as Transferee (included as Exhibit E to the Asset Purchase Agreement) (Incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.4*
Form of Royalty Agreement, dated as of December 7, 2017, by among Blackjewel L.L.C., as purchaser, and Contura Coal West, LLC and Contura Wyoming Land, LLC, as seller. (included as Exhibit G to the Asset Purchase Agreement) (Incorporated by reference to Exhibit 2.4 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.5*
Asset Purchase Agreement, dated July 26, 2016, among Contura Energy, Inc., Alpha Natural Resources, Inc., certain subsidiaries of Alpha Natural Resources, Inc., ANR, Inc. and Alpha Natural Resources, Inc., as sellers’ representative. (Incorporated by reference to Exhibit 2.5 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.6*
Credit Agreement dated as of March 17, 2017 among Contura Energy, Inc. as Borrower, Jefferies Finance LLC, as Administrative Agent and Collateral Agent, and the Other Lenders Party Thereto (Jefferies Finance LLC, BMO Capital Markets Corp., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and UBS Securities LLC, as Joint Lead Arrangers and Joint Bookrunners). (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.7*
First Amendment to Credit Agreement, dated as of June 13, 2017, to the Credit Agreement, dated as of March 17, 2017 among Contura Energy, Inc. as Borrower, Jefferies Finance LLC, as Administrative Agent and Collateral Agent, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.8*
Asset-Based Revolving Credit Agreement dated as of April 3, 2017 among Contura Energy, Inc., and certain of its Subsidiaries, as the Borrowers; the Guarantors Party Thereto; Citibank, N.A., as Administrative Agent; Citibank, N.A., as Swingline Lender; Citibank, N.A., BMO Harris Bank N.A. and Credit Suisse AG, Cayman Islands Branch, as L/C Issuers; the Other Lenders Party Thereto and Citigroup Global Markets Inc., BMO Capital Markets Corp. and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners. (Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.9*
First Amendment to Asset-Based Revolving Credit Agreement, dated as of June 9, 2017, to the Asset-Based Revolving Credit Agreement dated as of April 3, 2017 among Contura Energy, Inc., and certain of its Subsidiaries, as the Borrowers; the Guarantors Party Thereto; Citibank, N.A., as Administrative Agent; Citibank, N.A., as Swingline Lender; Citibank, N.A., BMO Harris Bank N.A. and Credit Suisse AG, Cayman Islands Branch, as L/C Issuers; the Other Lenders Party Thereto and Citigroup Global Markets Inc., BMO Capital Markets Corp. and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners. (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.10*
Loan Agreement dated as of July 26, 2016 by and between ANR, Inc. as Borrower; the Guarantors Party Thereto and Contura Energy, Inc. as Lender. (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.11*
Registration Rights Agreement, dated as of July 26, 2016, by and among Contura Energy, Inc. and the holders party thereto. (Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.12*
Amendment No. 1 to the Registration Rights Agreement, dated as of February 24, 2017, by and among Contura Energy, Inc. and the holders party thereto. (Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.13*
Amendment No. 2 to the Registration Rights Agreement, dated as of October 10, 2017, by and among Contura Energy, Inc. and the holders party thereto. (Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.14*
Amendment No. 3 to the Registration Rights Agreement, dated as of June 1, 2018, by and among Contura Energy, Inc. and the holders party thereto. (Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.15*
Settlement Agreement, dated November 3, 2016 but effective only as of the Settlement Effective Time, by and among Contura Energy, Inc., for itself and on behalf of certain of its subsidiaries; ANR, Inc., for itself and on behalf of certain of its affiliates and Old ANR, Inc. (f/k/a Alpha Natural Resources, Inc.) on behalf of itself and on behalf of all of the sellers in its capacity as sellers’ representative. (Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.16*
Reclamation Funding Agreement, dated July 12, 2016, by and among Alpha Natural Resources, Inc., on behalf of itself and its debtor-affiliates; Contura Energy, Inc.; the Illinois Department of Natural Resources; the Kentucky Energy and Environment Cabinet, Department for Natural Resources; the United States Department of the Interior, Office of Surface Mining, Reclamation and Enforcement, in its capacity as the regulatory authority over surface mining operations in the State of Tennessee; the Virginia Department of Mines, Minerals and Energy and the West Virginia Department of Environmental Protection. (Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.17*
Amended Reclamation Funding Agreement dated October 23, 2017, by and among ANR, Lexington Coal Company, LLC, Contura, the Illinois Department of Natural Resources, the Kentucky Energy and Environment Cabinet Department for Natural Resources, the United States Department of the Interior, Office of Surface Mining, Reclamation and Enforcement (in its capacity as the regulatory authority over surface mining operations in the State of Tennessee), the Virginia Department of Mines, Minerals and Energy and the WVDEP. (Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.18*
Settlement Agreement, dated July 12, 2016, by and among Alpha Natural Resources, Inc., on behalf of itself and its debtor-affiliates; Contura Energy, Inc.; Citicorp North America, Inc. and the United States Department of the Interior, on behalf of the Office of Surface Mining, Reclamation and Enforcement, including in its capacity as the regulatory authority over surface mining operations in the State of Tennessee, the Office of Natural Resources Revenue and the Bureau of Land Management. (Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.19*
Permitting and Reclamation Plan Settlement Agreement for the Commonwealth of Kentucky, dated July 12, 2016, by and among Alpha Natural Resources, Inc., on behalf of itself and its debtor-affiliates; Contura Energy, Inc. and the Kentucky Energy and Environment Cabinet, Department for Natural Resources. (Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.20*
Termination Agreement dated October 23, 2017, by and among Alpha Natural Resources, on behalf of itself and its affiliates, Contura Energy, Inc. and the Kentucky Energy and Environmental Cabinet, Department for Natural Resources. (Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.21*
Permitting and Reclamation Plan Settlement Agreement for the State of Illinois, dated July 12, 2016, by and among Alpha Natural Resources, Inc., on behalf of itself and its debtor-affiliates; Contura Energy, Inc. and the Illinois Department of Natural Resources. (Incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.22*
First Amendment to Permitting and Reclamation Plan Settlement Agreement for the State of Illinois by and among Alpha Natural Resources, Inc., on behalf of itself and its affiliates, Contura and Illinois Department of Natural Resources. (Incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.23*
Permitting and Reclamation Plan Settlement Agreement for the Commonwealth of Virginia, dated July 12, 2016, by and among Alpha Natural Resources, Inc., on behalf of itself and its debtor-affiliates; Contura Energy, Inc. and the Commonwealth of Virginia, Department of Mines, Minerals and Energy. (Incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.24*
First Amendment to Permitting and Reclamation Plan Settlement Agreement for the Commonwealth of Virginia dated October 23, 2017, by and among ANR, on behalf of itself and its affiliates, including Old ANR, LLC (f/k/a Alpha Natural Resources, Inc.), Contura and the Virginia Department of Mines, Minerals and Energy. (Incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.25*
Permitting and Reclamation Plan Settlement Agreement for the State of West Virginia, dated July 12, 2016, by and among Alpha Natural Resources, Inc., on behalf of itself and its debtor-affiliates; Contura Energy, Inc. and the West Virginia Department of Environmental Protection. (Incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.26*
First Amendment to Permitting and Reclamation Plan Settlement Agreement for the State of West Virginia, dated July 25, 2016, by and among Alpha Natural Resources, Inc., on behalf of itself and its debtor-affiliates; Contura Energy, Inc. and the West Virginia Department of Environmental Protection. (Incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.27*
Second Amendment to Permitting and Reclamation Plan Settlement Agreement for the State of West Virginia, dated October 23, 2017, by and among Alpha Natural Resources, Inc., on behalf of itself and its debtor-affiliates; Contura Energy, Inc. and the West Virginia Department of Environmental Protection. (Incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.28*
Stipulation Regarding Water Treatment Obligations, dated July 12, 2016, by and among Alpha Natural Resources, Inc., on behalf of itself and its debtor-affiliates; Contura Energy, Inc. and the United States. (Incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.29*
Amended Stipulation Regarding Water Treatment Obligations, dated October 23, 2017, by and among Alpha Natural Resources, Inc., on behalf of itself and its debtor-affiliates, Lexington Coal Company, LLC, Contura Energy, Inc. and the United States. (Incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.30*
Stipulation and Agreed Order dated July 15, 2016 among Alpha Natural Resources, Inc., et al., as Debtors; Citicorp North America, as administrative and collateral agent; Contura Energy, Inc. and the Retiree Settlement Committee. (Incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.31*
Stipulation and Agreed Order dated July 6, 2016 among Alpha Natural Resources, Inc., et al., as Debtors; Citicorp North America, as administrative and collateral agent; Contura Energy, Inc. and the UMWA Funds. (Incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.32*
Agreement to Fund VEBA, dated July 5, 2016, by and among Contura Energy, Inc., on behalf of itself and as authorized agent for certain of its subsidiaries, and the United Mine Workers of America. (Incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.33*
Form of Indemnification Agreement by and between Contura Energy, Inc. and each of its current and future directors and officers. (Incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.34*
Warrant Agreement, dated July 26, 2016, between Contura Energy, Inc., Computershare, Inc. and Computershare Trust Company, N.A. (including Form of Warrant Certificate). (Incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.35*†
Employment Agreement, dated July 26, 2016 by and between Contura Energy, Inc. and Kevin S. Crutchfield. (Incorporated by reference to Exhibit 10.35 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.36*†
Contura Energy, Inc. Management Incentive Plan, effective as of July 26, 2016. (Incorporated by reference to Exhibit 10.36 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.37*†
Amendment 1 to Contura Energy, Inc. Management Incentive Plan, dated as of January 18, 2017. (Incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.38*†
Form of Contura Energy, Inc. Option Agreement. (Incorporated by reference to Exhibit 10.38 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.39*†
Form of Contura Energy, Inc. Restricted Share Agreement. (Incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.40*†
Form of Contura Energy, Inc. Emergence Award Agreement. (Incorporated by reference to Exhibit 10.40 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.41*†
Contura Energy, Inc. Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.41 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.42*†
Contura Energy, Inc. Annual Incentive Bonus Program. (Incorporated by reference to Exhibit 10.42 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.43*†
Contura Energy, Inc. Key Employee Separation Plan, effective as of July 26, 2016. (Incorporated by reference to Exhibit 10.43 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.44*†
Contura Energy, Inc. Amended and Restated Non-Employee Director Compensation Policy, dated December 14, 2017. (Incorporated by reference to Exhibit 10.44 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

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

21.1*	List of Subsidiaries of Contura Energy, Inc. (Incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K of Contura Energy, Inc. (File No. 001-38735) filed on March 18, 2020)
23.1*	Consent of KPMG LLP (Incorporated by reference to Exhibit 23.1 to the Annual Report on Form 10-K of Contura Energy, Inc. (File No. 001-38735) filed on March 18, 2020)
23.2*
Consent of Marshall Miller & Associates, Inc. dated March 18, 2020 (Incorporated by reference to Exhibit 23.2 to the Annual Report on Form 10-K of Contura Energy, Inc. (File No. 001-38735) filed on March 18, 2020)

31	Certifications Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32*
Certifications Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32 to the Annual Report on Form 10-K of Contura Energy, Inc. (File No. 001-38735) filed on March 18, 2020)

95*	Mine Safety Disclosure (Incorporated by reference to Exhibit 95 to the Annual Report on Form 10-K of Contura Energy, Inc. (File No. 001-38735) filed on March 18, 2020)
101.INS*	XBRL instance document (Incorporated by reference to Exhibit 101.INS to the Annual Report on Form 10-K of Contura Energy, Inc. (File No. 001-38735) filed on March 18, 2020)
101.SCH*	XBRL taxonomy extension schema (Incorporated by reference to Exhibit 101.SCH to the Annual Report on Form 10-K of Contura Energy, Inc. (File No. 001-38735) filed on March 18, 2020)
101.CAL*	XBRL taxonomy extension calculation linkbase (Incorporated by reference to Exhibit 101.CAL to the Annual Report on Form 10-K of Contura Energy, Inc. (File No. 001-38735) filed on March 18, 2020)
101.DEF*	XBRL taxonomy extension definition linkbase (Incorporated by reference to Exhibit 101.DEF to the Annual Report on Form 10-K of Contura Energy, Inc. (File No. 001-38735) filed on March 18, 2020)
101.LAB*	XBRL taxonomy extension label linkbase (Incorporated by reference to Exhibit 101.LAB to the Annual Report on Form 10-K of Contura Energy, Inc. (File No. 001-38735) filed on March 18, 2020)
101.PRE*	XBRL taxonomy extension presentation linkbase (Incorporated by reference to Exhibit 101.PRE to the Annual Report on Form 10-K of Contura Energy, Inc. (File No. 001-38735) filed on March 18, 2020)
______________
* Previously filed.
† Management contract, compensatory plan or arrangement.