Form 10-Q
period 2020-03-31
Contura Energy, Inc.
filed 2020-05-11
CIK 1704715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

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

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of April 30, 2020: 18,288,033

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	the effects of the COVID-19 pandemic on our operations and the world economy;

•	the financial performance of the company;

•	our liquidity, results of operations and financial condition;

•	our ability to generate sufficient cash or obtain financing to fund our business operations;

•	depressed levels or declines in coal prices;

•	worldwide market demand for coal, steel, and electricity, including demand for U.S. coal exports, and competition in coal markets;

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
and

•
other factors, including the other factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of this Report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2019.

The factors identified above are not exhaustive. We caution readers not to place undue reliance on any forward-looking statements, which are based only on information currently available to us and speak only as of the dates on which they are made. When considering these forward-looking statements, you should keep in mind the cautionary statements in this report. We do not undertake any responsibility to publicly revise these forward-looking statements to take into account events or circumstances that occur after the date of this report. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events, which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this report.

Part I - Financial Information

Item 1. Financial Statements
CONTURA ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Revenues:
Coal revenues	$468,367	$606,960
Other revenues	2,093	2,154
Total revenues	470,460	609,114
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	397,860	515,694
Depreciation, depletion and amortization	54,465	61,271
Accretion on asset retirement obligations	7,375	6,232
Amortization of acquired intangibles, net	865	(6,683)
Asset impairment	33,709	—
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	15,481	20,951
Merger-related costs	—	831
Total other operating (income) loss:
Mark-to-market adjustment for acquisition-related obligations	(14,997)	1,936
Other income	(580)	(8,899)
Total costs and expenses	494,178	591,333
(Loss) income from operations	(23,718)	17,781
Other income (expense):
Interest expense	(17,605)	(15,155)
Interest income	978	1,936
Equity loss in affiliates	(743)	(484)
Miscellaneous loss, net	(908)	(866)
Total other expense, net	(18,278)	(14,569)
(Loss) income from continuing operations before income taxes	(41,996)	3,212
Income tax benefit	2,188	4,778
Net (loss) income from continuing operations	(39,808)	7,990
Discontinued operations:
Loss from discontinued operations before income taxes	—	(1,590)
Income tax benefit from discontinued operations	—	415
Loss from discontinued operations	—	(1,175)
Net (loss) income	$(39,808)	$6,815

Basic (loss) income per common share:
(Loss) income from continuing operations	$(2.18)	$0.42
Loss from discontinued operations	—	(0.06)
Net (loss) income	$(2.18)	$0.36

Diluted (loss) income per common share
(Loss) income from continuing operations	$(2.18)	$0.41

Loss from discontinued operations	—	(0.06)
Net (loss) income	$(2.18)	$0.35

Weighted average shares - basic	18,245,911	18,894,315
Weighted average shares - diluted	18,245,911	19,538,629

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

CONTURA ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2020	2019
Net (loss) income	$(39,808)	$6,815
Other comprehensive (loss) income, net of tax:
Employee benefit plans:
Amortization of and adjustments to employee benefit costs	$(4,010)	$239
Income tax expense	—	(62)
Total other comprehensive (loss) income, net of tax	$(4,010)	$177
Total comprehensive (loss) income	$(43,818)	$6,992
Refer to accompanying Notes to Condensed Consolidated Financial Statements.

CONTURA ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$227,056	$212,793
Trade accounts receivable, net of allowance for doubtful accounts of $1,213 and $0 as of March 31, 2020 and December 31, 2019	245,377	244,666
Inventories, net	184,445	162,659
Prepaid expenses and other current assets	142,151	91,361
Total current assets	799,029	711,479
Property, plant, and equipment, net of accumulated depreciation and amortization of $349,444 and $314,276 as of March 31, 2020 and December 31, 2019	561,836	583,262
Owned and leased mineral rights, net of accumulated depletion and amortization of $33,590 and $27,877 as of March 31, 2020 and December 31, 2019	501,061	523,141
Other acquired intangibles, net of accumulated amortization of $34,631 and $32,686 as of March 31, 2020 and December 31, 2019	115,628	125,145
Long-term restricted cash	101,815	122,524
Deferred income taxes	—	33,065
Other non-current assets	212,548	204,207
Total assets	$2,291,917	$2,302,823
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$29,529	$28,485
Trade accounts payable	93,953	98,746
Acquisition-related obligations - current	33,211	33,639
Accrued expenses and other current liabilities	146,527	154,282
Total current liabilities	303,220	315,152
Long-term debt	623,474	564,481
Acquisition-related obligations - long-term	30,718	46,259
Workers’ compensation and black lung obligations	258,712	260,778
Pension obligations	204,605	204,086
Asset retirement obligations	189,459	184,130
Deferred income taxes	317	422
Other non-current liabilities	27,577	31,393
Total liabilities	1,638,082	1,606,701
Commitments and Contingencies (Note 17)
Stockholders’ Equity
Preferred stock - par value $0.01, 5.0 million shares authorized, none issued	—	—
Common stock - par value $0.01, 50.0 million shares authorized, 20.5 million issued and 18.3 million outstanding at March 31, 2020 and 20.5 million issued and 18.2 million outstanding at December 31, 2019	205	205
Additional paid-in capital	776,607	775,707
Accumulated other comprehensive loss	(62,626)	(58,616)
Treasury stock, at cost: 2.3 million shares at March 31, 2020 and December 31, 2019	(106,913)	(107,984)
Retained earnings	46,562	86,810
Total stockholders’ equity	653,835	696,122
Total liabilities and stockholders’ equity	$2,291,917	$2,302,823
Refer to accompanying Notes to Condensed Consolidated Financial Statements.

CONTURA ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net (loss) income	$(39,808)	$6,815
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	54,465	61,271
Amortization of acquired intangibles, net	865	(6,683)
Accretion of acquisition-related obligations discount	1,092	1,575
Amortization of debt issuance costs and accretion of debt discount	3,659	3,262
Mark-to-market adjustment for acquisition-related obligations	(14,997)	1,936
Gain on disposal of assets	(745)	—
Gain on assets acquired in an exchange transaction	—	(9,083)
Asset impairment	33,709	—
Accretion on asset retirement obligations	7,375	6,232
Employee benefit plans, net	5,346	3,926
Deferred income taxes	32,960	(5,597)
Stock-based compensation	2,078	5,319
Equity loss in affiliates	743	484
Other, net	808	(25)
Changes in operating assets and liabilities	(87,610)	(54,821)
Net cash (used in) provided by operating activities	(60)	14,611
Investing activities:
Capital expenditures	(49,559)	(41,084)
Proceeds on disposal of assets	208	—
Purchases of investment securities	(12,435)	(4,308)
Maturity of investment securities	3,918	3,202
Capital contributions to equity affiliates	(915)	(3,536)
Other, net	12	403
Net cash used in investing activities	(58,771)	(45,323)
Financing activities:
Proceeds from borrowings on debt	57,500	—
Principal repayments of debt	(1,404)	(6,875)
Principal repayments of notes payable	(49)	—
Principal repayments of financing lease obligations	(803)	(635)
Common stock repurchases and related expenses	(108)	(4,171)
Other, net	—	(105)
Net cash provided by (used in) financing activities	55,136	(11,786)
Net decrease in cash and cash equivalents and restricted cash	(3,695)	(42,498)
Cash and cash equivalents and restricted cash at beginning of period	347,680	477,246
Cash and cash equivalents and restricted cash at end of period	$343,985	$434,748
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	As of March 31,
	2020	2019
Cash and cash equivalents	$227,056	$181,953
Short-term restricted cash (included in prepaid expenses and other current assets)	15,114	19,307
Long-term restricted cash	101,815	233,488
Total cash and cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$343,985	$434,748

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

CONTURA ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Retained Earnings	Total Stockholders’ Equity
Balances, December 31, 2018	$202	$761,301	$(23,130)	$(70,362)	$403,129	$1,071,140
Net income	—	—	—	—	6,815	6,815
Other comprehensive income, net	—	—	177	—	—	177
Stock-based compensation and net issuance of common stock for share vesting	—	6,377	—	—	—	6,377
Exercise of stock options	1	305	—	—	—	306
Common stock repurchases and related expenses	—	—	—	(4,171)	—	(4,171)
Balances, March 31, 2019	$203	$767,983	$(22,953)	$(74,533)	$409,944	$1,080,644

Balances, December 31, 2019	$205	$775,707	$(58,616)	$(107,984)	$86,810	$696,122
Net loss	—	—	—	—	(39,808)	(39,808)
Credit losses cumulative-effect adjustment	—	—	—	—	(440)	(440)
Other comprehensive income, net	—	—	(4,010)	—	—	(4,010)
Stock-based compensation and net issuance of common stock for share vesting	—	900	—	—	—	900
Common stock reissuances, repurchases and related expenses	—	—	—	1,071	—	1,071
Balances, March 31, 2020	$205	$776,607	$(62,626)	$(106,913)	$46,562	$653,835
Refer to accompanying Notes to Condensed Consolidated Financial Statements.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

(1) Business and Basis of Presentation
Basis of Presentation

Together, the condensed consolidated statements of operations, comprehensive (loss) income, balance sheets, cash flows and stockholders’ equity for the Company are referred to as the “Condensed Consolidated Financial Statements.” The Condensed Consolidated Financial Statements are also referenced across periods as “Condensed Consolidated Balance Sheets,” “Condensed Consolidated Statements of Operations,” and “Condensed Consolidated Statements of Cash Flows.”
The Condensed Consolidated Financial Statements include all wholly-owned subsidiaries’ results of operations for the three months ended March 31, 2020 and 2019. All significant intercompany transactions have been eliminated in consolidation.

The accompanying interim Condensed Consolidated Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP as long as the financial statements are not misleading. In the opinion of management, these interim Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or any other period. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Liquidity Risks and Uncertainties

Weak market conditions and depressed coal prices have resulted in operating losses. If market conditions do not improve, the Company may experience continued operating losses and cash outflows in the coming quarters, which would adversely affect its liquidity. The Company may need to raise additional funds more quickly if market conditions deteriorate, and may not be able to do so in a timely fashion, or at all. The Company believes it has cash on hand which will be sufficient to meet its working capital requirements, anticipated capital expenditures, debt service requirements, acquisition-related obligations, and reclamation obligations for the 12 months subsequent to the issuance of these financial statements. The Company relies on a number of assumptions in budgeting for future activities. These include the costs for mine development to sustain capacity of its operating mines, cash flows from operations, effects of regulation and taxes by governmental agencies, mining technology improvements and reclamation costs. These assumptions are inherently subject to significant business, political, economic, regulatory, environmental and competitive uncertainties, contingencies and risks, all of which are difficult to predict and many of which are beyond the Company’s control. Therefore, the cash on hand and from future operations will be subject to any significant changes in these assumptions.

The impact of the COVID-19 pandemic on the Company’s business, results of operations, financial condition and cash flows is uncertain. A prolonged period of reduced demand for the Company’s products could have significant adverse consequences. The extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, its impact on its customers and suppliers and the range of governmental and community reactions to the pandemic, which are uncertain and cannot be fully predicted at this time.

Reclassifications

The freight and handling costs line item has been reclassified in the prior year from a separate line item into cost of coal sales in the Condensed Consolidated Statements of Operations to conform to the current year presentation.
Recently Adopted Accounting Guidance

Credit Losses: In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Credit Losses (“ASU 2016-13”). ASU 2016-13, along with related amendments and improvements issued in 2018 and 2019, replaces the previous incurred loss impairment methodology in U.S. GAAP with a methodology that reflects

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

expected credit losses and requires consideration of a broader range of reasonable supportable information to inform credit loss estimates for financial instruments that are in the scope of this update, including trade accounts receivable. The Company adopted ASU 2016-13 during the first quarter of 2020. The adoption of this ASU did not have a material impact on the Company's Condensed Consolidated Financial Statements and related disclosures and resulted in a cumulative-effect adjustment to retained earnings of $440 in the Condensed Consolidated Balance Sheet as of January 1, 2020.

Fair Value Measurement: In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in this update modify the disclosure requirements for fair value measurements. The Company adopted ASU 2018-13 during the first quarter of 2020. The adoption of this ASU did not have a material impact on the Company's Condensed Consolidated Financial Statements and related disclosures.

Income Taxes: In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company adopted ASU 2019-12 during the first quarter of 2020. The adoption of this ASU did not have a material impact on the Company's Condensed Consolidated Financial Statements and related disclosures.

Reference Rate Reform: In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in this update provide optional expedients and exceptions, if certain criteria are met, for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company adopted ASU 2020-04, with respect to topics in Accounting Standards Codification (“ASC”) 310 Receivables, ASC 470 Debt, ASC 815 Derivatives and Hedging and ASC 842 Leases, during the first quarter of 2020. The adoption of this ASU did not have a material impact on the Company's Condensed Consolidated Financial Statements and related disclosures.

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

(2) Discontinued Operations

Discontinued operations in the prior period consisted of on-going activity related to the transactions with Blackjewel and ESM stemming from the sale of assets in the Company’s former PRB operations. Until such time as the permit transfer process to ESM is complete, the Company will continue to re-assess the related reclamation obligations in connection with the permits. There were no discontinued operations for the three months ended March 31, 2020 and as of March 31, 2020. The major components of net loss from discontinued operations in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 are as follows:

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

Three Months Ended March 31, 2019
Revenues:
Total revenues (1)	$96
Costs and expenses:
Selling, general and administrative expenses (2)	$24
Other expenses	$1,566
Other non-major expense (income) items, net	$96
(1) Total revenues for the three months ended March 31, 2019 consisted entirely of other revenues.
(2) Represents professional and legal fees.

Refer to Note 5 for net loss per share information related to discontinued operations. There were no major components of asset and liabilities that are classified as discontinued operations in the Condensed Consolidated Balance Sheet as of December 31, 2019. There were no major components of cash flows related to discontinued operations for the three months ended March 31, 2019.

(3) Revenue

Disaggregation of Revenue from Contracts with Customers

The following tables disaggregate the Company’s coal revenues by product category and by market to depict how the nature, amount, timing, and uncertainty of the Company’s coal revenues and cash flows are affected by economic factors:

	Three Months Ended March 31, 2020
	Met	Thermal	Total
Export coal revenues	$249,355	$7,383	$256,738
Domestic coal revenues	114,688	96,941	211,629
Total coal revenues	$364,043	$104,324	$468,367

	Three Months Ended March 31, 2019
	Met	Thermal	Total
Export coal revenues	$334,185	$9,121	$343,306
Domestic coal revenues	136,258	127,396	263,654
Total coal revenues	$470,443	$136,517	$606,960

Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied as of March 31, 2020.

	Remainder of 2020	2021	2022	2023	2024	2025	Total
Estimated coal revenues	$324,629	$264,690	$190,644	$130,268	$46,000	$—	$956,231

(4) Accumulated Other Comprehensive (Loss) Income
The following tables summarize the changes to accumulated other comprehensive (loss) income during the three months ended March 31, 2020 and 2019:

	Balance January 1, 2020	Other comprehensive income (loss) before reclassifications	Amounts reclassified from accumulated other comprehensive (loss) income	Balance March 31, 2020
Employee benefit costs	$(58,616)	$(6,004)	$1,994	$(62,626)

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Balance January 1, 2019	Other comprehensive income (loss) before reclassifications	Amounts reclassified from accumulated other comprehensive (loss) income	Balance March 31, 2019
Employee benefit costs	$(23,130)	$—	$177	$(22,953)

The following table summarizes the amounts reclassified from accumulated other comprehensive (loss) income and the Condensed Consolidated Statements of Operations line items affected by the reclassification during the three months ended March 31, 2020 and 2019:

Details about accumulated other comprehensive (loss) income components	Amounts reclassified from accumulated other comprehensive (loss) income		Affected line item in the Condensed Consolidated Statements of Operations
	Three Months Ended March 31,
	2020	2019
Employee benefit costs:
Amortization of actuarial loss (1)	$794	$239	Miscellaneous loss, net
Settlement (1)	1,200	—	Miscellaneous loss, net
Total before income tax	$1,994	$239
Income tax expense	—	(62)	Income tax benefit
Total, net of income tax	$1,994	$177
(1) These accumulated other comprehensive (loss) income components are included in the computation of net periodic benefit costs for certain employee benefit plans. Refer to Note 15.

(5) Net (Loss) Income Per Share
The number of shares used to calculate basic net (loss) income per common share is based on the weighted average number of the Company’s outstanding common shares during the respective period. The number of shares used to calculate diluted net (loss) income per common share is based on the number of common shares used to calculate basic net (loss) income per share plus the dilutive effect of stock options and other stock-based instruments held by the Company’s employees and directors during the period, and the Company’s outstanding Series A warrants. The warrants become dilutive for net (loss) income per common share calculations when the market price of the Company’s common stock exceeds the exercise price. For the three months ended March 31, 2019, 117,689 stock options and 161,707 restricted stock units were excluded, respectively, from the computation of dilutive net (loss) income per share because they would have been anti-dilutive. These potential shares could dilute net (loss) income per share in the future. In periods of net loss, the number of shares used to calculate diluted earnings per share is the same as basic earnings per share.

The following table presents the net (loss) income per common share for the three months ended March 31, 2020 and 2019:

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended March 31,
	2020	2019
Net (loss) income
(Loss) income from continuing operations	$(39,808)	$7,990
Loss from discontinued operations	—	(1,175)
Net (loss) income	$(39,808)	$6,815

Basic
Weighted average common shares outstanding - basic	18,245,911	18,894,315

Basic (loss) income per common share:
(Loss) income from continuing operations	$(2.18)	$0.42
Loss from discontinued operations	—	(0.06)
Net (loss) income	$(2.18)	$0.36

Diluted
Weighted average common shares outstanding - basic	18,245,911	18,894,315
Diluted effect of warrants	—	216,043
Diluted effect of stock options	—	205,634
Diluted effect of restricted share units, restricted stock shares and performance-based restricted share units	—	222,637
Weighted average common shares outstanding - diluted	18,245,911	19,538,629

Diluted (loss) income per common share:
(Loss) income from continuing operations	$(2.18)	$0.41
Loss from discontinued operations	—	(0.06)
Net (loss) income	$(2.18)	$0.35

(6) Inventories, net
Inventories, net consisted of the following:

	March 31, 2020	December 31, 2019
Raw coal	$33,016	$30,274
Saleable coal	123,547	105,092
Materials, supplies and other, net	27,882	27,293
Total inventories, net	$184,445	$162,659

(7) Acquired Intangibles
The Company has recognized assets for acquired above market-priced coal supply agreements and acquired mine permits and liabilities for acquired below market-priced coal supply agreements. The coal supply agreements were valued based on the present value of the difference between the expected net contractual cash flows based on the stated contract terms, and the estimated net contractual cash flows derived from applying forward market prices at the Merger or acquisition date for new contracts of similar terms and conditions. The acquired mine permits were valued based on the replacement cost and lost profits method as of the Merger date. The balances and respective balance sheet classifications of such assets and liabilities as of March 31, 2020 and December 31, 2019, net of accumulated amortization, are set forth in the following tables:

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	March 31, 2020
	Assets (1)	Liabilities (2)	Net Total
Coal supply agreements, net	$546	$(3,183)	$(2,637)
Acquired mine permits, net	115,082	—	115,082
Total	$115,628	$(3,183)	$112,445

	December 31, 2019
	Assets (1)	Liabilities (2)	Net Total
Coal supply agreements, net	$917	$(6,018)	$(5,101)
Acquired mine permits, net	124,228	—	124,228
Total	$125,145	$(6,018)	$119,127
(1) Included within other acquired intangibles, net of accumulated amortization on the Company’s Condensed Consolidated Balance Sheets.
(2) Included within other non-current liabilities on the Company’s Condensed Consolidated Balance Sheets.

During the three months ended March 31, 2020, the Company recorded a long-lived asset impairment which reduced the carrying value of acquired mine permits, net, by $5,818. Refer to Note 8.

The acquired mine permits are amortized over the estimated life of the associated mine. The coal supply agreement assets and liabilities are amortized over the actual number of tons shipped over the life of each contract. Amortization of mine permits acquired as a result of the Merger was $3,328 and $5,941 for the three months ended March 31, 2020 and 2019 which is reported within amortization of acquired intangibles, net in the Condensed Consolidated Statements of Operations. Amortization of above-market coal supply agreements was $372 and $757, and amortization of below-market coal supply agreements was ($2,835) and ($13,381), resulting in a net (income) expense of ($2,463) and ($12,624) for the three months ended March 31, 2020 and 2019, respectively, which is reported within amortization of acquired intangibles, net in the Condensed Consolidated Statements of Operations.

(8) Asset Impairment
During the three months ended March 31, 2020, due to declines in metallurgical and thermal coal pricing which reduced forecasted margins at certain locations to amounts below those required for full recoverability, the Company determined that indicators of impairment were present for four long-lived asset groups within its CAPP - Met reporting segment and three long-lived asset groups within its CAPP - Thermal reporting segment and performed impairment testing as of February 29, 2020. At February 29, 2020, the Company determined that the carrying amounts of the asset groups exceeded both their undiscounted cash flows and their estimated fair values. The Company estimated the fair value of these asset groups generally using a discounted cash flow analysis utilizing market-participant assumptions. As a result, after allocating the potential impairment to individual assets, the Company recorded a long-lived asset impairment of $33,709, of which $32,951 was recorded within CAPP - Met and $758 was recorded within CAPP - Thermal. The long-lived asset impairment reduced the carrying values of mineral rights by $21,825, property, plant, and equipment, net, by $5,981, acquired mine permits, net, by $5,818, and long-lived assets related to asset retirement obligations by $85.

There were no asset impairments during the three months ended March 31, 2019.

(9) Leases

Subsequent to the adoption of ASC 842, the Company recognizes right of use assets and lease liabilities on the balance sheet for all leases with a term longer than 12 months. The discount rates used to determine the present value of the lease assets and liabilities are based on the Company’s incremental borrowing rate at the lease commencement date and commensurate with the remaining lease term. As the rates implicit in most of the Company’s leases are not readily determinable, the Company uses a collateralized incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. The Company uses the portfolio approach and groups leases by short-term and long-term categories, applying the corresponding incremental borrowing rates to these categories of leases.

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

The Company’s lease population consists primarily of vehicle and heavy equipment leases and leases for office equipment. The Company’s building and land leases relate to corporate office space and certain site offices. The Company determines whether a contract contains a lease based on whether the Company obtains the right to control the use of specifically identifiable property, plant, and equipment for a period of time in exchange for consideration. For the three months ended March 31, 2020 and 2019, the Company identified no instances requiring significant judgment in determining whether any contracts entered into during the period were or were not leases. Additionally, the Company had no material sublease agreements within the scope of ASC 842 or lease agreements for which the Company was the lessor for the three months ended March 31, 2020 and 2019.

Renewal options in the Company’s lease population primarily relate to month-to-month extensions on vehicle leases and are immaterial both individually and in the aggregate. The Company includes renewal options that are reasonably certain to be exercised in the measurement of lease liabilities. As of March 31, 2020, the Company does not intend to exercise any termination options on existing leases.

As of March 31, 2020 and December 31, 2019, the Company had the following right-of-use assets and lease liabilities within the Company’s Condensed Consolidated Balance Sheets:

		March 31, 2020	December 31, 2019
Assets	Balance Sheet Classification
Financing lease assets	Property, plant, and equipment, net	$8,853	$9,718
Operating lease right-of-use assets	Other non-current assets	7,255	8,678
Total lease assets		$16,108	$18,396

Liabilities	Balance Sheet Classification
Financing lease liabilities - current	Current portion of long-term debt	$3,322	$3,275
Operating lease liabilities - current	Accrued expenses and other current liabilities	1,462	1,813
Financing lease liabilities - long-term	Long-term debt	3,827	4,674
Operating lease liabilities - long-term	Other non-current liabilities	5,793	6,866
Total lease liabilities		$14,404	$16,628

Total lease costs and other lease information for the three months ended March 31, 2020 and 2019 included the following:

	Three Months Ended March 31,
	2020	2019
Lease cost (1)
Finance lease cost:
Amortization of leased assets	$870	$640
Interest on lease liabilities	104	44
Operating lease cost	579	1,139
Short-term lease cost	521	439
Total lease cost	$2,074	$2,262
(1) The Company had no variable lease costs or sublease income for the three months ended March 31, 2020 and 2019.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended March 31,
	2020	2019
Other information
Cash paid for amounts included in the measurement of lease liabilities	$2,009	$2,258
Operating cash flows from finance leases	$106	$44
Operating cash flows from operating leases	$1,100	$1,579
Financing cash flows from finance leases	$803	$635
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$224

Lease Term and Discount Rate
Weighted-average remaining lease term in months - finance leases	28.0	48.3
Weighted-average remaining lease term in months - operating leases	102.4	80.4
Weighted-average discount rate - finance leases	5.4%	3.2%
Weighted-average discount rate - operating leases	11.3%	10.5%

The Company has elected to show net instead of gross amounts for right-of-use assets and liabilities within its Condensed Consolidated Statements of Cash Flows.

The following table summarizes the maturity of the Company’s lease liabilities on an undiscounted cash flow basis and a reconciliation to the lease liabilities recognized in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2020:

	Finance Leases	Operating Leases
Lease cost
Remainder of 2020	$2,716	$1,520
2021	2,985	1,495
2022	1,729	1,372
2023	184	1,126
2024	—	1,014
Thereafter	—	5,029
Total future minimum lease payments	$7,614	$11,556
Imputed interest	(465)	(4,301)
Present value of future minimum lease payments	$7,149	$7,255

As of March 31, 2020, the Company had no leases with future commencement dates that will create significant rights or obligations for the Company.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

(10) Long-Term Debt
Long-term debt consisted of the following:

	March 31, 2020	December 31, 2019
Term Loan Credit Facility - due June 2024	$557,587	$558,991
ABL Facility - due April 2022	57,500	—
LCC Note Payable	45,000	45,000
LCC Water Treatment Obligation	9,375	9,375
Other (1)	9,950	9,295
Debt discount and issuance costs	(26,409)	(29,695)
Total long-term debt	653,003	592,966
Less current portion	(29,529)	(28,485)
Long-term debt, net of current portion	$623,474	$564,481
(1) Includes financing leases, refer to Note 9 for additional information.

Term Loan Credit Facility - due June 2024
On June 14, 2019, the Company entered into a Credit Agreement with Cantor Fitzgerald Securities, as administrative agent and collateral agent, and the other lenders party thereto (as defined therein) that provides for a senior secured term loan facility in the aggregate principal amount of $561,800 with a maturity date of June 14, 2024 (the “Term Loan Credit Facility”). Principal repayments equal to approximately $1,405 are due each March, June, September and December (commencing with September 30, 2019) with the final principal repayment installment repaid on the maturity date and in an amount equal to the aggregate principal amount outstanding on such date. The Term Loan Credit Facility bears an interest rate per annum based on the character of the loan (defined as either “Base Rate Loan” or “Eurocurrency Rate Loan”). Each loan type bears interest at a rate per annum comprised of a base rate (as defined) plus an applicable percentage (6.00% for Base Rate Loans and 7.00% for Eurocurrency Rate Loans on or prior to the second anniversary of the Closing Date and 7.00% or 8.00% thereafter (the “Applicable Rate”)). The Eurocurrency base rate is subject to a 2.00% floor. Interest accrued on each Base Rate Loan is payable in arrears on the last business day of each March, June, September and December and the maturity date. Interest accrued on each Eurocurrency Rate Loan is payable in arrears on the last day of each interest period as defined therein. As of March 31, 2020, the borrowings made under the Term Loan Credit Facility were comprised of Eurocurrency Rate Loans with an interest rate of 9.00%, calculated as the eurocurrency rate during the period plus an applicable rate of 7.00%. As of March 31, 2020, the carrying value of the Term Loan Credit Facility was $539,158, with $5,618 classified as current, within the Condensed Consolidated Balance Sheets. As of December 31, 2019, the carrying value of the term loan credit facility was $538,765, with $5,618 classified as current, within the Condensed Consolidated Balance Sheets.

All obligations under the Term Loan Credit Facility are substantially guaranteed by the Company’s existing wholly owned domestic subsidiaries, and are required to be guaranteed by the Company’s future wholly owned domestic subsidiaries. Certain obligations under the Term Loan Facility are secured by a senior lien, subject to certain exceptions (including the ABL Priority Collateral described below), by substantially all of the Company’s assets and the assets of the Company’s subsidiary guarantors (“Term Loan Priority Collateral”), in each case subject to exceptions. The obligations under the Term Loan Credit Facility are also secured by a junior lien, again subject to certain exceptions, against the ABL Priority Collateral. The Term Loan Facility contains negative and affirmative covenants including certain financial covenants that are more flexible than the covenants on the Amended and Restated Credit Agreement dated November 9, 2018. The Company was in compliance with all covenants under this agreement as of March 31, 2020.

Amended and Restated Asset-Based Revolving Credit Agreement

On November 9, 2018, the Company entered into the Amended and Restated Asset-Based Revolving Credit Agreement which includes a senior secured asset-based revolving credit facility (the “ABL Facility”). Under the ABL Facility, the Company may borrow cash from the Lenders (as defined therein) or cause the L/C Issuers (as defined therein) to issue letters of credit, on a revolving basis, in an aggregate amount of up to $225,000, of which no more than $200,000 may be drawn through letters of credit. Any borrowings under the ABL Facility will have a maturity date of April 3, 2022 and will bear interest based on the character of the loan (defined as either “Base Rate Loan” or “Eurocurrency Rate Loan”) plus an applicable rate ranging

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

from 1.00% to 1.50% for Base Rate Loans and 2.00% to 2.50% for Eurocurrency Rate Loans, depending on the amount of credit available. Pursuant to terms of the Amended and Restated Asset-Based Revolving Credit Agreement at each notice period, the Company elects the character of the loan, the interest period, and may provide notice of continuation or conversion of the borrowed principal amount with the ability to repay the borrowed principal amount in advance of the maturity date without penalty. On March 20, 2020, the Company borrowed $57,500 principal amount under the ABL Facility. The funds were borrowed to augment the Company’s short-term operational flexibility in the face of uncertainty created by the current spread of the COVID-19 virus and its potential effects (see further discussion in Note 1). As of March 31, 2020, the borrowings made under the ABL Facility were comprised of Base Rate Loans with an interest rate of 4.25%, calculated as the base rate during the period plus an applicable rate of 1.0%; the borrowings will be subject to a continuation or conversion election of both the applicable rate selection and the interest period determination on September 20, 2020. As of March 31, 2020, the carrying value of the ABL Facility was $57,500 with all amounts classified as non-current within the Condensed Consolidated Balance Sheets based on the maturity date of the ABL Facility. As of December 31, 2019, the Company had no borrowings under the ABL Facility.
Any letters of credit issued under the ABL Facility will bear a commitment fee rate ranging from 0.25% to 0.375% depending on the amount of availability per terms of the agreement, and a fronting fee of 0.25% of the face amount under each letter of credit, payable to the ABL Facility’s administrative agent. As of March 31, 2020 and December 31, 2019, the Company had $119,676 and $99,876 letters of credit outstanding under the ABL Facility, respectively.
The Amended and Restated Asset-Based Revolving Credit Agreement, as amended, and related documents contain negative and affirmative covenants including certain financial covenants. The Company was in compliance with all covenants under these agreements as of March 31, 2020.

LCC Note Payable

The Lexington Coal Company (“LCC”) Note Payable has no stated interest rate and an imputed interest rate of 12.45%. The carrying value of the LCC Note Payable was $38,934 and $37,695, with $17,500 and $17,500 reported within the current portion of long-term debt as of March 31, 2020 and December 31, 2019, respectively.

LCC Water Treatment Stipulation

The LCC Water Treatment Stipulation has no stated interest rate and an imputed interest rate of 13.12%. The carrying value of the LCC Water Treatment Stipulation was $7,461 and $7,211, with $2,500 and $1,875 reported within the current portion of long-term debt as of March 31, 2020 and December 31, 2019, respectively.

(11) Acquisition-Related Obligations
Acquisition-related obligations consisted of the following:

	March 31, 2020	December 31, 2019
Contingent Revenue Obligation	$37,430	$52,427
Environmental Settlement Obligations	14,241	16,305
Reclamation Funding Liability	12,000	12,000
UMWA Funds Settlement Liability	4,000	4,000
Discount	(3,742)	(4,834)
Total acquisition-related obligations	63,929	79,898
Less current portion	(33,211)	(33,639)
Acquisition-related obligations, net of current portion	$30,718	$46,259

Contingent Revenue Obligation

As of March 31, 2020 and December 31, 2019 the carrying value of the Contingent Revenue Obligation was $37,430 and $52,427, with $14,710 and $14,646 classified as current, respectively, classified as an acquisition-related obligation in the Condensed Consolidated Balance Sheets. Refer to Note 13 for further disclosures related to the fair value assignment and methods used.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

During the second quarter of 2020, the Company paid $15,084, including $374 of unclaimed unsecured claims distributions, pursuant to terms of the Contingent Revenue Obligation.

Environmental Settlement Obligations

As of March 31, 2020 and December 31, 2019, the carrying value of the Environmental Settlement Obligations was $11,966 and $13,594, net of discounts of $2,275 and $2,711, with $5,183 and $6,185 classified as current, respectively, all of which was classified as an acquisition-related obligation in the Condensed Consolidated Balance Sheets.

Reclamation Funding Agreement

As of March 31, 2020 and December 31, 2019, the carrying value of the Funding of Restricted Cash Reclamation liability was $11,318 and $10,808, net of discounts of $682 and $1,192, with $11,318 and $10,808 classified as current, respectively, all of which was classified as an acquisition-related obligation in the Condensed Consolidated Balance Sheets.

(12) Asset Retirement Obligations

The following table summarizes the changes in asset retirement obligations for the three months ended March 31, 2020:

Total asset retirement obligations at December 31, 2019	$224,704
Accretion for the period	7,375
Sites added during the period	328
Revisions in estimated cash flows (1)	(1,938)
Expenditures for the period	(4,696)
Total asset retirement obligations at March 31, 2020	225,773
Less current portion	(36,314)
Long-term portion	$189,459

(1)	The revisions in estimated cash flows resulted primarily from changes in mine plans.

(13) Fair Value of Financial Instruments and Fair Value Measurements
The estimated fair values of financial instruments are determined based on relevant market information. These estimates involve uncertainty and cannot be determined with precision.
The carrying amounts for cash and cash equivalents, trade accounts receivable, net, prepaid expenses and other current assets, short-term and long-term restricted cash, short-term and long-term deposits, trade accounts payable, and accrued expenses and other current liabilities approximate fair value as of March 31, 2020 and December 31, 2019 due to the short maturity of these instruments.
The following tables set forth by level, within the fair value hierarchy, the Company’s long-term debt at fair value as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term Loan Credit Facility - due June 2024	$539,158	$375,443	$375,443	$—	$—
ABL Facility - due April 2022	57,500	51,695	—	—	51,695
LCC Note Payable	38,934	31,721	—	—	31,721
LCC Water Treatment Obligation	7,461	5,599	—	—	5,599
Total long-term debt	$643,053	$464,458	$375,443	$—	$89,015

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	December 31, 2019
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term Loan Credit Facility - due June 2024	$538,765	$461,402	$461,402	$—	$—
LCC Note Payable	37,695	33,884	—	—	33,884
LCC Water Treatment Obligation	7,211	6,280	—	—	6,280
Total long-term debt	$583,671	$501,566	$461,402	$—	$40,164
(1) Net of debt discounts and debt issuance costs.

The following tables set forth by level, within the fair value hierarchy, the Company’s acquisition-related obligations at fair value as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
UMWA Funds Settlement Liability	$3,214	$2,682	$—	$—	$2,682
Reclamation Funding Liability	11,318	10,797	—	—	10,797
Environmental Settlement Obligations	11,966	9,475	—	—	9,475
Total acquisition-related obligations	$26,498	$22,954	$—	$—	$22,954

	December 31, 2019
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
UMWA Funds Settlement Liability	$3,069	$2,929	$—	$—	$2,929
Reclamation Funding Liability	10,808	10,658	—	—	10,658
Environmental Settlement Obligations	13,594	12,197	—	—	12,197
Total acquisition-related obligations	$27,471	$25,784	$—	$—	$25,784
(1) Net of discounts.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial and non-financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2020 and December 31, 2019. Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the determination of fair value for assets and liabilities and their placement within the fair value hierarchy levels.

	March 31, 2020
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent Revenue Obligation	$37,430	$—	$—	$37,430
Trading securities	$24,924	$17,903	$7,021	$—

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

The following tables are a reconciliation of the financial and non-financial assets and liabilities that were accounted for at fair value on a recurring basis and that were categorized within Level 3 of the fair value hierarchy:

	December 31, 2019	Payments	Loss (Gain) Recognized in Earnings (1)	Transfer In (Out) of Level 3 Fair Value Hierarchy	March 31, 2020
Contingent Revenue Obligation	$52,427	$—	$(14,997)	$—	$37,430
(1) The gain recognized in earnings resulted primarily from a change in the forecasted future revenue associated with this obligation and an increase in annual volatility as of March 31, 2020.

	December 31, 2018	Payments	Loss (Gain) Recognized in Earnings	Transfer In (Out) of Level 3 Fair Value Hierarchy	March 31, 2019
Contingent Revenue Obligation	$59,880	$—	$1,936	$—	$61,816

The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the tables above:
Level 1 Fair Value Measurements
Term Loan Credit Facility - due June 2024 - The fair value is based on observable market data.

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

Level 3 Fair Value Measurements

ABL Facility - due April 2022 - Observable transactions are not available to aid in determining the fair value of this item. Therefore, the fair value was derived by using the expected present value approach in which estimated cash flows are discounted using a risk-free interest rate adjusted for credit risk (discount rate of approximately 9%) as of March 31, 2020.

LCC Note Payable, LCC Water Treatment Obligation, UMWA Funds Settlement Liability, Environmental Settlement Obligations and Reclamation Funding Liability - Observable transactions are not available to aid in determining the fair value of these items. Therefore, the fair value was derived by using the expected present value approach in which estimated cash flows are discounted using a risk-free interest rate adjusted for credit risk (discount rates of approximately 33% and 21% as of March 31, 2020 and December 31, 2019, respectively).

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

Contingent Revenue Obligation - The fair value of the contingent revenue obligation was estimated using a Black-Scholes pricing model and is marked to market at each reporting period with changes in value reflected in earnings. The inputs included in the Black-Scholes pricing model are the Company's forecasted future revenue, the stated royalty rate, the remaining periods in the obligation; annual risk-free interest rate based on the U.S. Constant Maturity Treasury Curve and annualized volatility. The annualized volatility was calculated by observing volatilities for comparable companies with adjustments for the Company's size and leverage. The range of significant unobservable inputs used to value the contingent revenue obligation as of March 31, 2020 and December 31, 2019, are set forth in the following table:

	March 31, 2020	December 31, 2019
Forecasted future revenue	$0.9 - $1.0 billion	$1.1 - $1.2 billion
Stated royalty rate	1.0% - 1.5%	1.0% - 1.5%
Annualized volatility	12.4% - 39.1% (25.0%)	9.4% - 28.1% (19.9%)

(14) Income Taxes

For the three months ended March 31, 2020, the Company recorded income tax benefit of $2,188 on a loss from continuing operations before income taxes of $41,996. The income tax benefit differs from the expected statutory amount primarily due to the increase in the valuation allowance, partially offset by the permanent impact of percentage depletion deductions, the impact of state income taxes, net of federal tax impact, and the recording of a discrete tax benefit related to the refundability of previously sequestered AMT Credits. The discrete income tax benefit of the previously sequestered AMT Credits is $2,123. As of March 31, 2020, the Company anticipates that no current federal income tax liability will be generated in 2020. For the three months ended March 31, 2019, the Company recorded income tax benefit of $4,778 on income from continuing operations before income taxes of $3,212. The income tax expense differs from the expected statutory amount primarily due to the permanent impact of percentage depletion and stock-based compensation deductions and the reduction in the valuation allowance.

During the three months ended March 31, 2020, the Company recorded an increase of $13,187 to its deferred tax asset valuation allowance. The increase in the valuation allowance results from an increase in deferred tax assets for which the Company is unable to support realization. The Company currently is relying primarily on the reversal of taxable temporary differences, along with consideration of taxable income via carryback to prior years and tax planning strategies, to support the realization of deferred tax assets. For each reporting period, the Company updates its assessment regarding the realizability of its deferred tax assets, including scheduling the reversal of its deferred tax assets and liabilities, to determine the amount of valuation allowance needed. Scheduling the reversal of deferred tax asset and liability balances requires judgment and estimation. The Company believes the deferred tax liabilities relied upon as future taxable income in its assessment will reverse in the same period and jurisdiction and are of the same character as the temporary differences giving rise to the deferred tax assets that will be realized. The valuation allowance recorded represents the portion of deferred tax assets for which the Company is unable to support realization through the methods described above.

On March 27, 2020, the “Coronavirus Aid, Relief, and Economic Security Act” (“CARES Act”) was enacted into law. As a result of the CARES Act, the Company expects that the existing AMT Credits of $67,862 will be fully refunded during the year ended December 31, 2020. As of March 31, 2020 and December 31, 2019, the Company classified the current portion of AMT Credit refunds of $67,862 and $33,065, respectively, within the “Prepaid expenses and other current assets” line of the Condensed Consolidated Balance Sheets.

(15) Employee Benefit Plans
The Company provides several types of benefits for its employees, including defined benefit and defined contribution pension plans, workers’ compensation and black lung benefits, and postemployment life insurance. The Company does not participate in any multiemployer plans. The components of net periodic (benefit) expense other than the service cost component for pension, black lung, and life insurance benefits are included in the line item miscellaneous loss, net in the Condensed Consolidated Statements of Operations.
Pension

Effective as of the September 30, 2019 adjusted funding target attainment percentage certification date under Section 436 of the Internal Revenue Code, certain lump sum benefit restrictions were lifted for one of the qualified non-contributory defined

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

benefit pension plans, allowing certain eligible participants the option to elect to receive lump sum benefits which resulted in a partial plan settlement and the accelerated recognition of a portion of the accumulated other comprehensive loss during the three months ended March 31, 2020. Refer to the table below for further information on the partial plan settlement.

The following table details the components of the net periodic (benefit) expense for pension obligations:

	Three Months Ended March 31,
	2020	2019
Interest cost	$4,735	$6,616
Expected return on plan assets	(6,812)	(7,006)
Amortization of net actuarial loss	469	208
Settlement	1,167	—
Net periodic benefit	$(441)	$(182)

Black Lung

The following table details the components of the net periodic (benefit) expense for black lung obligations:

	Three Months Ended March 31,
	2020	2019
Service cost	$579	$404
Interest cost	898	910
Expected return on plan assets	(13)	(16)
Amortization of net actuarial loss	331	45
Net periodic expense	$1,795	$1,343

Life Insurance Benefits

The following table details the components of the net periodic (benefit) expense for life insurance benefit obligations:

	Three Months Ended March 31,
	2020	2019
Interest cost	$84	$106
Amortization of net actuarial gain	(12)	(26)
Net periodic expense	$72	$80

Defined Contribution and Profit Sharing Plans

The Company sponsors defined contribution plans to assist its eligible employees in providing for retirement. Generally, under the terms of these plans, employees make voluntary contributions through payroll deductions and the Company makes matching and/or discretionary contributions, as defined by each plan. The Company’s total contributions to these plans for the three months ended March 31, 2020 and 2019 was $5,249 and $15,536, respectively.

Self-Insured Medical Plan

The Company is self-insured for health insurance coverage for all of its active employees. Estimated liabilities for health and medical claims are recorded based on the Company’s historical experience and include a component for incurred but not paid claims. During the three months ended March 31, 2020 and 2019, the Company incurred total expenses of $16,892 and $19,038, respectively, which primarily includes claims processed and an estimate for claims incurred but not paid.

(16) Related Party Transactions
There were no material related party transactions for the three months ended March 31, 2020 or 2019.

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
Coal royalty expense was $18,940 and $23,946 for the three months ended March 31, 2020 and 2019, respectively.

Minimum royalty obligations under coal leases total $11,026, $15,974, $14,081, $13,064, $11,110, and $46,274 for the remainder of 2020, 2021, 2022, 2023, 2024, and after 2024, respectively.

Other Commitments

The Company has obligations under certain coal purchase agreements that contain minimum quantities to be purchased in the remainder of 2020 totaling an estimated $30,491. The Company has obligations under certain coal transportation agreements that contain minimum quantities to be shipped in 2021 totaling $42,885. The Company also has obligations under certain equipment purchase agreements that contain minimum quantities to be purchased in the remainder of 2020, 2021, 2022, 2023, and 2024 totaling $28,579, $16,649, $279, $0, and $1,335, respectively.
Contingencies
Extensive regulation of the impacts of mining on the environment and of maintaining workplace safety has had, and is expected to continue to have, a significant effect on the Company’s costs of production and results of operations. Further regulations, legislation or litigation in these areas may also cause the Company’s sales or profitability to decline by increasing costs or by hindering the Company’s ability to continue mining at existing operations or to permit new operations.
During the normal course of business, contract-related matters arise between the Company and its customers. When a loss related to such matters is considered probable and can reasonably be estimated, the Company records a liability.
Future Federal Income Tax Refunds

As of March 31, 2020, the Company has recorded $67,862 of federal income tax receivable related to AMT Credits. In addition, the Company has recorded a non-current federal income tax receivable of $64,160 related to an NOL carryback claim. Because the federal government was a creditor in the Alpha Natural Resources, Inc. (“Predecessor Alpha”) bankruptcy proceedings, it is possible that the federal government could withhold some or all of the tax refund attributable to the NOL carryback claim and the refundable AMT Credits and assert a right to set off the tax refund and refundable credits against its prepetition bankruptcy claims.

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

As of March 31, 2020, the Company had outstanding surety bonds with a total face amount of $396,397 to secure various obligations and commitments. To secure the Company’s reclamation-related obligations, the Company currently has $82,803 of collateral supporting these obligations.

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

Amounts included in restricted cash represent cash deposits primarily invested in interest bearing accounts that are restricted as to withdrawal as required by certain agreements entered into by the Company and provide collateral for securing the following obligations which have been written on the Company’s behalf:

	March 31, 2020	December 31, 2019
Workers’ compensation	$39,097	$38,944
Black lung	12,756	12,706
Reclamation-related obligations	46,953	67,868
Financial guarantees and other	3,009	3,006
Contingent revenue obligation escrow	15,114	12,363
Total restricted cash	116,929	134,887
Less current portion (1)	(15,114)	(12,363)
Restricted cash, net of current portion	$101,815	$122,524
(1) Included within prepaid expenses and other current assets on the Company’s Condensed Consolidated Balance Sheets.

Amounts included in restricted investments consist of certificates of deposit, mutual funds, and U.S. treasury bills that are restricted as to withdrawal as required by certain agreements entered into by the Company and provide collateral for securing the following obligations which have been written on the Company’s behalf:

	March 31, 2020	December 31, 2019
Workers’ compensation	$3,100	$3,100
Reclamation-related obligations	27,242	18,786
Total restricted investments (1), (2)	$30,342	$21,886
(1) Included within other non-current assets on the Company’s Condensed Consolidated Balance Sheets.
(2) As of March 31, 2020 and December 31, 2019, respectively, $24,924 and $13,508 are classified as trading securities and $5,418 and $8,378 are classified as held-to-maturity securities.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

Deposits represent cash deposits held at third parties as required by certain agreements entered into by the Company to provide cash collateral to secure the following obligations which have been written on the Company’s behalf:

	March 31, 2020	December 31, 2019
Reclamation-related obligations	$8,607	$8,887
Other operating agreements	1,458	1,836
Total deposits (1)	$10,065	$10,723
(1) Included within prepaid expenses and other current assets and other non-current assets on the Company’s Condensed Consolidated Balance Sheets.

Letters of Credit

As of March 31, 2020, the Company had $119,676 letters of credit outstanding under the Amended and Restated Asset-Based Revolving Credit Agreement. Additionally, as of March 31, 2020, the Company had $14,242 letters of credit outstanding under the Amended and Restated Letter of Credit Agreement dated November 9, 2018 between ANR, Inc. and Citibank, N.A. and $613 letters of credit outstanding under the Credit and Security Agreement dated June 30, 2017, and related amendments, between ANR, Inc. and First Tennessee Bank National Association.

DCMWC Reauthorization Process

In July 2019, the U.S. Department of Labor (Division of Coal Mine Workers’ Compensation or “DCMWC”) began implementing a new authorization process for all self-insured coal mine operators. As requested by the DCMWC, the Company filed in October 2019 an application and supporting documentation for reauthorization to self-insure certain of its black lung obligations. As a result of this application, the DCMWC notified the Company in a letter dated February 21, 2020 and received on February 24, 2020, that the Company was reauthorized to self-insure certain of its black lung obligations for a period of one-year from February 21, 2020. The DCMWC reauthorization is contingent, however, upon the Company’s providing collateral of $65,700 to secure certain of its black lung obligations. This proposed collateral requirement is an increase from the approximate $2,600 in collateral that the Company currently provides to secure these self-insured black lung obligations. The reauthorization process provided the Company with the right to appeal the security determination in writing within 30 days of the date of the notification, which appeal period the DCMWC has agreed to extend to May 22, 2020. The Company plans to exercise this right of appeal in connection with the substantial increase in the amount of required collateral. If the Company’s appeal is unsuccessful, the Company may be required to provide additional letters of credit to receive the self-insurance reauthorization from the DCMWC or alternatively insure these black lung obligations through a third party provider that would likely also require the Company to provide collateral. Either of these outcomes could potentially reduce the Company’s liquidity.

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

(18) Segment Information
The Company extracts, processes and markets met and thermal coal from surface and deep mines for sale to steel and coke producers, industrial customers, and electric utilities. The Company conducts mining operations only in the United States with mines in Central and Northern Appalachia. As of March 31, 2020, the Company has three reportable segments: CAPP - Met,

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

CAPP - Thermal, and NAPP. CAPP - Met consists of five active mines and two preparation plants in Virginia, sixteen active mines and five preparation plants in West Virginia, as well as expenses associated with certain idled/closed mines. CAPP - Thermal consists of four active mines and two preparation plants in West Virginia, as well as expenses associated with certain idled/closed mines. NAPP consists of one active mine in Pennsylvania and one preparation plant, as well as expenses associated with one closed mine. Prior to the third quarter of 2019, the Company had four reportable segments: CAPP - Met, CAPP - Thermal, NAPP, and Trading and Logistics. As a result of the changes in key operating personnel during the third quarter of 2019 including changes to the Company’s Chief Operating Decision Maker (“CODM”), the Company was required to re-evaluate its previous conclusions with respect to its segment reporting during the period. To conform to the current period reportable segments presentation, the prior periods have been restated to reflect the change in reportable segments.
In addition to the three reportable segments, the All Other category includes general corporate overhead and corporate assets and liabilities and the elimination of certain intercompany activity.
The operating results of these reportable segments are regularly reviewed by the CODM, who is the Chief Executive Officer of the Company.
Segment operating results and capital expenditures for the three months ended March 31, 2020 were as follows:

	Three Months Ended March 31, 2020
	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Total revenues	$362,759	$39,268	$67,557	$876	$470,460
Depreciation, depletion, and amortization	$41,722	$4,849	$6,849	$1,045	$54,465
Amortization of acquired intangibles, net	$2,581	$(2,095)	$354	$25	$865
Adjusted EBITDA	$69,204	$(2,188)	$4,359	$(11,135)	$60,240
Capital expenditures	$33,134	$3,080	$13,296	$49	$49,559

Segment operating results and capital expenditures for the three months ended March 31, 2019 were as follows:

	Three Months Ended March 31, 2019
	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Total revenues	$472,803	$63,231	$72,376	$704	$609,114
Depreciation, depletion, and amortization	$36,673	$14,112	$6,627	$3,859	$61,271
Amortization of acquired intangibles, net	$(2,820)	$(4,569)	$706	$—	$(6,683)
Adjusted EBITDA	$101,632	$(4,283)	$4,754	$(18,721)	$83,382
Capital expenditures	$29,586	$2,469	$7,999	$1,030	$41,084

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Net income (loss) from continuing operations	$(11,464)	$(8,066)	$(3,040)	$(17,238)	$(39,808)
Interest expense	(930)	2	(570)	19,103	17,605
Interest income	(58)	—	(10)	(910)	(978)
Income tax benefit	—	—	—	(2,188)	(2,188)
Depreciation, depletion and amortization	41,722	4,849	6,849	1,045	54,465
Non-cash stock compensation expense	399	7	—	1,672	2,078
Mark-to-market adjustment - acquisition-related obligations	—	—	—	(14,997)	(14,997)
Accretion on asset retirement obligations	3,502	2,352	770	751	7,375
Asset impairment (1)	32,951	758	—	—	33,709
Management restructuring costs (2)	501	5	6	435	947
Loss on partial settlement of benefit obligations	—	—	—	1,167	1,167
Amortization of acquired intangibles, net	2,581	(2,095)	354	25	865
Adjusted EBITDA	$69,204	$(2,188)	$4,359	$(11,135)	$60,240
(1) Asset impairment for the three months ended March 31, 2020 includes a long-lived asset impairment related to asset groups recorded within the CAPP - Met and CAPP - Thermal reporting segments. Refer to Note 8 for further information.
(2) Management restructuring costs are related to severance expense associated with senior management changes in the three months ended March 31, 2020.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended March 31, 2019:

	Three Months Ended March 31, 2019
	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Net income (loss) from continuing operations	$70,384	$(19,405)	$(3,585)	$(39,404)	$7,990
Interest expense	28	4	1	15,122	15,155
Interest income	(4)	—	(12)	(1,920)	(1,936)
Income tax benefit	—	—	—	(4,778)	(4,778)
Depreciation, depletion and amortization	36,673	14,112	6,627	3,859	61,271
Merger-related costs	—	—	—	831	831
Non-cash stock compensation expense	403	52	—	4,816	5,271
Mark-to-market adjustment - acquisition-related obligations	—	—	—	1,936	1,936
Accretion on asset retirement obligations	2,333	2,065	1,017	817	6,232
Cost impact of coal inventory fair value adjustment (1)	3,718	3,458	—	—	7,176
Gain on assets acquired in an exchange transaction (2)	(9,083)	—	—	—	(9,083)
Amortization of acquired intangibles, net	(2,820)	(4,569)	706	—	(6,683)
Adjusted EBITDA	$101,632	$(4,283)	$4,754	$(18,721)	$83,382
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

The Company markets produced, processed and purchased coal to customers in the United States and in international markets, primarily India, Brazil, Netherlands, France, and Italy. Export coal revenues were the following:

	Three Months Ended March 31,
	2020	2019
Total coal revenues	$468,367	$606,960
Export coal revenues (1)	$256,738	$343,306
Export coal revenues as % of total coal revenues	55%	57%
(1) The amounts for the three months ended March 31, 2020 include $55,985 and $50,580 of export coal revenues from external customers in India and Brazil, respectively, recorded within the CAPP - Met, CAPP - Thermal, and NAPP segments. The amounts for the three months ended March 31, 2019 include $125,598 of export coal revenues from external customers in India recorded within the CAPP - Met and CAPP - Thermal segments. Revenue is tracked within the Company’s accounting records based on the product destination.

(19) Subsequent Events
Temporary Operation Changes

On April 3, 2020, the Company announced temporary operational changes in response to market conditions, existing coal inventory levels, and recent customer deferrals due to concern around the global economic impact of the COVID-19 pandemic. Beginning April 3, 2020, the majority of the Company’s operations were idled for a period of approximately 30 days, with some sites idling for shorter periods of time and a few continuing to operate at a near-normal rate of production. Location-specific schedules were implemented based on existing customer agreements, current inventory levels, and anticipated customer demand. Certain preparation plants, docks, and loadouts continued to operate to support business needs and customer shipments. As of May 4, 2020, all Company sites were back to nearly normal staffing levels and operating capacity with additional precautions in place to help reduce the risk of exposure to COVID-19. The Company will continue to evaluate market conditions amid the continuing uncertainty of the COVID-19 pandemic and expects to adjust its operations accordingly.

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

ESM Transaction. The sale by Blackjewel L.L.C. (“Blackjewel”) of the Eagle Butte and Belle Ayr mines located in Wyoming (the “Western Mines” or “Western Assets”) to Eagle Specialty Materials (“ESM”), an affiliate of FM Coal, LLC (“FM Coal”) on October 18, 2019. The ESM Transaction was approved by the United States Bankruptcy Court for the Southern District of West Virginia (the “Bankruptcy Court”) pursuant to an order on October 4, 2019. The Company was the former owner of the Western Assets, having sold them to Blackjewel in December 2017 (the “2017 Blackjewel Sale”).

Merger. Merger with ANR, Inc. and Alpha Natural Resources Holdings, Inc. completed on November 9, 2018.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides a narrative of our results of operations and financial condition for the three months ended March 31, 2020 and 2019. The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and related notes and risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2019.
Market Overview

The metallurgical coal market continued to exhibit weakness in the first quarter of 2020 with Atlantic High-Vol A prices averaging nearly $138 per metric ton. Primarily driven by the impacts of the COVID-19 pandemic, the global price deterioration accelerated in late March 2020 with metallurgical coal prices declining from mid-$130 per ton to mid-$120 per ton as of late April 2020. Global manufacturing and industrial production experienced significant, rapid reduction resulting in a material demand shock to steel and metallurgical coal demand. According to the World Steel Association, in March 2020, crude steel production declined six percent globally with Europe declining more than 20%. U.S. crude steel production was also hindered by the impacts of the COVID-19 pandemic. Our first quarter 2020 results reflect only a partial impact from the COVID-19 pandemic related shutdowns but we expect the effects of the pandemic on our second quarter 2020 results to be more significant than in the first quarter. We continue to evaluate market conditions amid the continuing uncertainty and reduced demand for metallurgical coal, and expect to adjust our operations accordingly. We have recently received force majeure notices and customer deferral notices from some of our metallurgical and thermal coal customers which cite the fluid market environment resulting from the effects of the COVID-19 pandemic. Although we have not yet experienced any significant deferrals or cancellations of shipments in connection with these notices, we may experience reductions in future coal shipments to these customers. Due to the uncertainty around the timing of economic stabilization and recovery, we are not able to accurately estimate the extent or timing of these reductions at this time.

Business Overview

We are a large-scale provider of met and thermal coal to a global customer base, operating high-quality, cost-competitive coal mines across two major U.S. coal basins (CAPP and NAPP). As of March 31, 2020, our operations consisted of twenty-six active mines and ten coal preparation and load-out facilities, with approximately 4,190 employees. We produce, process, and sell met coal and thermal coal from operations located in Virginia, West Virginia and Pennsylvania. We also sell coal produced by others, some of which is processed and/or blended with coal produced from our mines prior to resale, with the remainder purchased for resale. As of December 31, 2019, we had 1.3 billion tons of reserves, including 861.0 million tons of proven reserves and 469.9 million tons of probable reserves.

For the three months ended March 31, 2020 and 2019, sales of met coal were 3.3 million tons and 3.1 million tons, respectively, and accounted for approximately 60.2% and 52.4%, respectively, of our coal sales volume. Sales of thermal coal were 2.2 million tons and 2.8 million tons, respectively, and accounted for approximately 39.8% and 47.6%, respectively, of our coal sales volume.

Our sales of met coal were made primarily to steel companies in the northeastern and midwestern regions of the United States and in several countries in Europe, Asia and the Americas. Our sales of thermal coal were made primarily to large utilities and industrial customers throughout the United States. For the three months ended March 31, 2020 and 2019 approximately 54.8% and 56.6%, respectively, of our total coal revenues were derived from coal sales made to customers outside the United States.

As of March 31, 2020, we have three reportable segments: CAPP - Met, CAPP - Thermal, and NAPP. To conform to the current period reportable segment presentation, the prior periods have been restated to reflect the change in reportable segments. Refer to Note 18 for additional disclosures on reportable segments including export coal revenue information.

Business Developments

Sale of PRB Operations

Refer to Note 2 for disclosure information on discontinued operations.
Factors Affecting Our Results of Operations

Sales Agreements
We manage our commodity price risk for coal sales through the use of coal supply agreements. As of April 30, 2020, we have sales commitments of approximately 6.3 million tons of NAPP coal for 2020, 99% of which is priced at an average realized price per ton of $42.55, 11.3 million tons of CAPP - Met coal for 2020, 67% of which is priced at an average realized price per ton of $95.54, and 3.8 million tons of CAPP - Thermal coal for 2020, 98% of which is priced at an average realized price per ton of $55.66. Due to the significant uncertainty in the worldwide coal markets due to COVID-19, there is risk of reduction in future shipments due to deferrals and utilization of force majeure clauses in customer contracts.
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

Results of Operations

Our results of operations for the three months ended March 31, 2020 and 2019 are discussed in these “Results of Operations” presented below.

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Revenues

The following table summarizes information about our revenues during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands, except for per ton data)	2020	2019	$ or Tons	%
Coal revenues	$468,367	$606,960	$(138,593)	(22.8)%
Other revenues	2,093	2,154	(61)	(2.8)%
Total revenues	$470,460	$609,114	$(138,654)	(22.8)%

Tons sold	5,457	5,887	(430)	(7.3)%

Coal revenues. Coal revenues decreased $138.6 million, or 22.8%, for the three months ended March 31, 2020 compared to the prior year period. The decrease was primarily due to lower coal sales realization within our CAPP - Met operations as a result of a weaker pricing environment relative to the prior year period. Refer to the Coal Operations section below for further detail on coal revenues for the three months ended March 31, 2020 compared to the prior year period.

Cost and Expenses

The following table summarizes information about our costs and expenses during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2020	2019	$	%
Cost of coal sales (exclusive of items shown separately below)	$397,860	$515,694	$(117,834)	(22.8)%
Depreciation, depletion and amortization	54,465	61,271	(6,806)	(11.1)%
Accretion on asset retirement obligations	7,375	6,232	1,143	18.3%
Amortization of acquired intangibles, net	865	(6,683)	7,548	112.9%
Asset impairment	33,709	—	33,709	100.0%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	15,481	20,951	(5,470)	(26.1)%
Merger-related costs	—	831	(831)	(100.0)%
Total other operating (income) loss:
Mark-to-market adjustment for acquisition-related obligations	(14,997)	1,936	(16,933)	NM
Other income	(580)	(8,899)	8,319	93.5%
Total costs and expenses	$494,178	$591,333	$(97,155)	(16.4)%

Cost of coal sales. Cost of coal sales decreased $117.8 million, or 22.8%, for the three months ended March 31, 2020 compared to the prior year period. The decrease was primarily driven by decreased costs of purchased coal, salaries and wages expense, and supplies and maintenance expense.
Depreciation, depletion and amortization. Depreciation, depletion and amortization decreased $6.8 million, or 11.1%, for the three months ended March 31, 2020 compared to the prior year period. The decrease in depreciation, depletion and amortization primarily related to a decrease in depreciation of machinery and equipment primarily due to fully depreciated assets, increased asset disposals and asset impairments, partially offset by increased depletion of mineral rights during the current period.

Accretion on asset retirement obligations. Accretion on asset retirement obligations increased $1.1 million, or 18.3%, for the three months ended March 31, 2020 compared to the prior year period. This increase was primarily driven by an increase in our credit-adjusted risk-free rate which was applied to revisions of cash flow estimates during our prior year annual review process.

Amortization of acquired intangibles, net. Amortization of acquired intangibles, net increased $7.5 million, or 112.9%, for the three months ended March 31, 2020 compared to the prior year period. The increase was primarily driven by the lower current period amortization related to below-market acquired intangibles.

Asset impairment. Asset impairment of $33.7 million for the three months ended March 31, 2020 includes a long-lived asset impairment related to asset groups recorded within the CAPP - Met and CAPP - Thermal reporting segments. Refer to Note 8 for further information.

Selling, general and administrative. Selling, general and administrative expenses decreased $5.5 million, or 26.1%, for the three months ended March 31, 2020 compared to the prior year period. This decrease in expense was primarily related to decreases of $2.1 million in stock compensation expense, $1.7 million in wages and benefits expense, and $1.5 million in professional fees in the current period.

Merger-related costs. Merger-related costs were $0.8 million for the three months ended March 31, 2019. The costs related primarily to professional fees, severance pay and incentive pay incurred related to the Merger Agreement entered into with the Alpha Companies.
Mark-to-market adjustment for acquisition-related obligations. Mark-to-market adjustment for acquisition-related obligations increased $16.9 million for the three months ended March 31, 2020 compared to the prior year period. This increase was related to the ($15.0) million Contingent Revenue Obligation mark-to-market adjustment due to changes in underlying fair value assumptions during the current period. Refer to Note 13 for Contingent Revenue Obligation fair value input assumptions.

Other income. Other income decreased $8.3 million for the three months ended March 31, 2020 compared to the prior year period. This decrease primarily related to the gain on assets acquired in an exchange transaction of $9.1 million recorded during the three months ended March 31, 2019.

Other Income (Expense)

The following table summarizes information about our other income (expense) during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2020	2019	$	%
Other income (expense):
Interest expense	$(17,605)	$(15,155)	$(2,450)	(16.2)%
Interest income	978	1,936	(958)	(49.5)%
Equity loss in affiliates	(743)	(484)	(259)	(53.5)%
Miscellaneous loss, net	(908)	(866)	(42)	(4.8)%
Total other expense, net	$(18,278)	$(14,569)	$(3,709)	(25.5)%

Interest expense. Interest expense increased $2.5 million, or 16.2%, for the three months ended March 31, 2020 compared to the prior year period, primarily due to an increase in debt outstanding and higher interest rates related to the debt facilities in place during the current period. Refer to Note 10 for additional information.

Income Tax Benefit (Expense)

The following table summarizes information about our income tax benefit (expense) during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2020	2019	$	%
Income tax benefit	$2,188	$4,778	$(2,590)	(54.2)%

Income taxes. Income tax benefit of $2.2 million was recorded for the three months ended March 31, 2020 on a loss from continuing operations before income taxes of $42.0 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to the increase in the valuation allowance, partially offset by the permanent impact of percentage depletion deductions, the impact of state income taxes, net of federal tax impact, and the recording of a discrete tax benefit related to the refundability of previously sequestered AMT Credits.

Income tax benefit of $4.8 million was recorded for the three months ended March 31, 2019 on income from continuing operations before income taxes of $3.2 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to the permanent impact of percentage depletion and stock-based compensation deductions and the reduction in the valuation allowance. Refer to Note 14 for additional information.

Coal Operations

We extract, process and market met and thermal coal from surface and deep mines for sale to steel and coke producers, industrial customers, and electric utilities. The Company conducts mining operations only in the United States with mines in Central and Northern Appalachia.

Our CAPP - Met operations consist of high-quality met coal mines, such as Deep Mine 41, which predominantly produce low-ash met coal, including High-Vol. A, High-Vol. B, Mid-Vol., and Low-Vol., which are shipped to domestic and international coke and steel producers. While the CAPP - Met operations produce predominantly met coal, they also produce some amounts of thermal coal as a byproduct of mining. CAPP - Met operations consist of five active mines and two preparation plants in Virginia, sixteen active mines and five preparation plants in West Virginia, as well as expenses associated with certain idled/closed mines.
Our CAPP - Thermal operations consist of surface and underground thermal coal mines primarily producing low sulfur, high BTU thermal coal for electricity generation, as well as specialty coal for industrial customers, with some met coal byproduct. CAPP - Thermal consists of four active mines and two preparation plants in West Virginia, as well as expenses associated with certain idled/closed mines.
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
Non-GAAP Financial Measures

The discussion below contains “non-GAAP financial measures.” These are financial measures which either exclude or include amounts that are not excluded or included in the most directly comparable measures calculated and presented in accordance with generally accepted accounting principles in the United States (“U.S. GAAP” or “GAAP”). Specifically, we make use of the non-GAAP financial measures “Adjusted EBITDA,” “non-GAAP coal revenues,” “non-GAAP cost of coal sales,” and “Adjusted cost of produced coal sold.” We use Adjusted EBITDA to measure the operating performance of our segments and allocate resources to the segments. Adjusted EBITDA does not purport to be an alternative to net income (loss) as a measure of operating performance. We use non-GAAP coal revenues to present coal revenues generated, excluding freight and handling fulfillment revenues. Non-GAAP coal sales realization per ton for our operations is calculated as non-GAAP coal revenues divided by tons sold. We use non-GAAP cost of coal sales to adjust cost of coal sales to remove freight and handling costs, idled and closed mine costs and coal inventory acquisition accounting impacts. Non-GAAP cost of coal sales per ton for our operations is calculated as non-GAAP cost of coal sales divided by tons sold. Non-GAAP coal margin per ton for our coal operations is calculated as non-GAAP coal sales realization per ton for our coal operations less non-GAAP cost of coal sales per ton for our coal operations. We also use Adjusted cost of produced coal sold to distinguish the cost of captive produced coal from the effects of purchased coal. The presentation of these measures should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP.

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

Included below are reconciliations of non-GAAP financial measures to GAAP financial measures.

The following tables summarize certain financial information relating to our coal operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
(In thousands, except for per ton data)	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Coal revenues	$362,403	$38,743	$66,907	$314	$468,367
Less: freight and handling fulfillment revenues	(53,664)	(3,743)	(2,346)	—	(59,753)
Non-GAAP coal revenues	$308,739	$35,000	$64,561	$314	$408,614
Tons sold	3,327	617	1,508	5	5,457
Non-GAAP coal sales realization per ton	$92.80	$56.73	$42.81	$62.80	$74.88

Cost of coal sales	$292,972	$38,482	$63,013	$3,393	$397,860
Less: freight and handling costs	(53,664)	(3,743)	(2,346)	—	(59,753)
Less: idled and closed mine costs	(4,157)	(1,995)	(825)	(3,079)	(10,056)
Non-GAAP cost of coal sales	$235,151	$32,744	$59,842	$314	$328,051
Tons sold	3,327	617	1,508	5	5,457
Non-GAAP cost of coal sales per ton	$70.68	$53.07	$39.68	$62.80	$60.12

Coal margin per ton (1)	$20.87	$0.42	$2.58	$(615.80)	$12.92
Idled and closed mine costs per ton	1.25	3.24	0.55	615.80	1.84
Non-GAAP coal margin per ton	$22.12	$3.66	$3.13	$—	$14.76
(1) Coal margin per ton for our coal operations is calculated as coal sales realization per ton for our coal operations less cost of coal sales per ton for our coal operations.

	Three Months Ended March 31, 2019
(In thousands, except for per ton data)	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Coal revenues	$472,491	$62,939	$71,530	$—	$606,960
Less: freight and handling fulfillment revenues	(64,901)	(5,624)	(675)	—	(71,200)
Non-GAAP coal revenues	$407,590	$57,315	$70,855	$—	$535,760
Tons sold	3,243	992	1,652	—	5,887
Non-GAAP coal sales realization per ton	$125.68	$57.78	$42.89	$—	$91.01

Cost of coal sales	$375,919	$70,713	$67,562	$1,500	$515,694
Less: freight and handling costs	(64,901)	(5,624)	(675)	—	(71,200)
Less: idled and closed mine costs	(1,821)	(417)	(829)	(1,295)	(4,362)
Less: cost impact of coal inventory fair value adjustment (1)	(3,718)	(3,458)	—	—	(7,176)
Non-GAAP cost of coal sales	$305,479	$61,214	$66,058	$205	$432,956
Tons sold	3,243	992	1,652	—	5,887
Non-GAAP cost of coal sales per ton	$94.20	$61.71	$39.99	$—	$73.54

Coal margin per ton (2)	$29.78	$(7.84)	$2.40	$—	$15.50
Idled and closed mine costs per ton	0.55	0.42	0.50	—	0.75
Cost impact of coal inventory fair value adjustment per ton	1.15	3.49	—	—	1.22
Non-GAAP coal margin per ton	$31.48	$(3.93)	$2.90	$—	$17.47
(1) The cost impact of the coal inventory fair value adjustment as a result of the Alpha Merger was completed during the three months ended June 30, 2019.
(2) Coal margin per ton for our coal operations is calculated as coal sales realization per ton for our coal operations less cost of coal sales per ton for our coal operations.

	Three Months Ended March 31,		Increase (Decrease)
(In thousands, except for per ton data)	2020	2019	$	%
Tons sold:
CAPP - Met operations	3,327	3,243	84	2.6%
CAPP - Thermal operations	617	992	(375)	(37.8)%
NAPP operations	1,508	1,652	(144)	(8.7)%

Non-GAAP coal revenues:
CAPP - Met operations	$308,739	$407,590	$(98,851)	(24.3)%
CAPP - Thermal operations	$35,000	$57,315	$(22,315)	(38.9)%
NAPP operations	$64,561	$70,855	$(6,294)	(8.9)%

Non-GAAP coal sales realization per ton:
CAPP - Met operations	$92.80	$125.68	$(32.88)	(26.2)%
CAPP - Thermal operations	$56.73	$57.78	$(1.05)	(1.8)%
NAPP operations	$42.81	$42.89	$(0.08)	(0.2)%
Average	$74.89	$91.01	$(16.12)	(17.7)%

Non-GAAP segment coal revenues. CAPP - Met operations non-GAAP coal revenues decreased $98.9 million, or 24.3%, for the three months ended March 31, 2020 compared to the prior year period. The decrease in CAPP - Met operations non-GAAP coal revenues was primarily due to lower non-GAAP coal sales realization of $32.88 per ton as a result of a weaker pricing environment, partially offset by higher coal sales volumes of 0.1 million tons.

CAPP - Thermal operations non-GAAP coal revenues decreased $22.3 million, or 38.9%, for the three months ended March 31, 2020 compared to the prior year period. The decrease in CAPP - Thermal operations non-GAAP coal revenues was due to lower coal sales volume of 0.4 million tons and lower non-GAAP coal sales realization of $1.05 per ton.

NAPP operations non-GAAP coal revenues decreased $6.3 million, or 8.9%, for the three months ended March 31, 2020 compared to the prior year period. The decrease in NAPP operations non-GAAP coal revenues was due to lower coal sales volumes of 0.1 million tons and lower non-GAAP coal sales realization of $0.08 per ton.

	Three Months Ended March 31,		Increase (Decrease)
(In thousands, except for per ton data)	2020	2019	$	%
Non-GAPP cost of coal sales:
CAPP - Met operations	$235,151	$305,479	$(70,328)	(23.0)%
CAPP - Thermal operations	$32,744	$61,214	$(28,470)	(46.5)%
NAPP operations	$59,842	$66,058	$(6,216)	(9.4)%

Non-GAAP cost of coal sales per ton:
CAPP - Met operations	$70.68	$94.20	$(23.52)	(25.0)%
CAPP - Thermal operations	$53.07	$61.71	$(8.64)	(14.0)%
NAPP operations	$39.68	$39.99	$(0.31)	(0.8)%

Non-GAAP coal margin per ton:
CAPP - Met operations	$22.12	$31.48	$(9.36)	(29.7)%
CAPP - Thermal operations	$3.66	$(3.93)	$7.59	193.1%
NAPP operations	$3.13	$2.90	$0.23	7.9%

Non-GAAP cost of coal sales. CAPP - Met operations non-GAAP cost of coal sales decreased $70.3 million, or 23.0%, for the three months ended March 31, 2020 compared to the prior year period. The decrease in CAPP - Met operations non-GAAP cost of coal sales was primarily driven by decreased costs of purchased coal, salaries and wages expense, supplies and maintenance expense, and royalties and taxes.

CAPP - Thermal operations non-GAAP cost of coal sales decreased $28.5 million, or 46.5%, for the three months ended March 31, 2020 compared to the prior year period. The decrease in CAPP - Thermal operations non-GAAP cost of coal sales was primarily due to a decrease in tons sold in the current period relative to the prior year period and decreased supplies and maintenance expenses and salaries and wages expenses.

NAPP operations non-GAAP cost of coal sales decreased $6.2 million, or 9.4%, for the three months ended March 31, 2020 compared to the prior year period. The decrease in NAPP operations non-GAAP cost of coal sales was primarily due to a decrease in tons sold in the current period relative to the prior year period and decreased salaries and wages expenses, partially offset by inventory change during the current period.

Our non-GAAP cost of coal sales includes purchased coal costs. In the following tables, we calculate Adjusted cost of produced coal sold as non-GAAP cost of coal sales less purchased coal costs.

	Three Months Ended March 31, 2020
(In thousands, except for per ton data)	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Non-GAAP cost of coal sales	$235,151	$32,744	$59,842	$314	$328,051
Less: cost of purchased coal sold	(30,334)	(893)	—	—	(31,227)
Adjusted cost of produced coal sold	$204,817	$31,851	$59,842	$314	$296,824
Produced tons sold	2,964	604	1,508	5	5,081
Adjusted cost of produced coal sold per ton (1)	$69.10	$52.73	$39.68	$62.80	$58.42

(1) Cost of produced coal sold per ton for our operations is calculated as non-GAAP cost of produced coal sold divided by produced tons sold.

	Three Months Ended March 31, 2019
(In thousands, except for per ton data)	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Non-GAAP cost of coal sales	$305,479	$61,214	$66,058	$205	$432,956
Less: cost of purchased coal sold	(79,539)	(2,884)	—	—	(82,423)
Adjusted cost of produced coal sold	$225,940	$58,330	$66,058	$205	$350,533
Produced tons sold	2,571	944	1,652	—	5,167
Adjusted cost of produced coal sold per ton (1)	$87.88	$61.79	$39.99	$—	$67.84
(1) Cost of produced coal sold per ton for our operations is calculated as non-GAAP cost of produced coal sold divided by produced tons sold.

Segment Adjusted EBITDA

Segment Adjusted EBITDA for our reportable segments is a financial measure. This non-GAAP financial measure is presented as a supplemental measure and is not intended to replace financial performance measures determined in accordance with GAAP. Moreover, this measure is not calculated identically by all companies and therefore may not be comparable to similarly titled measures used by other companies. Segment Adjusted EBITDA is presented because management believes it is a useful indicator of the financial performance of our coal operations. The following tables present a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
(In thousands)	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Net income (loss) from continuing operations	$(11,464)	$(8,066)	$(3,040)	$(17,238)	$(39,808)
Interest expense	(930)	2	(570)	19,103	17,605
Interest income	(58)	—	(10)	(910)	(978)
Income tax benefit	—	—	—	(2,188)	(2,188)
Depreciation, depletion and amortization	41,722	4,849	6,849	1,045	54,465
Non-cash stock compensation expense	399	7	—	1,672	2,078
Mark-to-market adjustment - acquisition-related obligations	—	—	—	(14,997)	(14,997)
Accretion on asset retirement obligations	3,502	2,352	770	751	7,375
Asset impairment (1)	32,951	758	—	—	33,709
Management restructuring costs (2)	501	5	6	435	947
Loss on partial settlement of benefit obligations	—	—	—	1,167	1,167
Amortization of acquired intangibles, net	2,581	(2,095)	354	25	865
Adjusted EBITDA	$69,204	$(2,188)	$4,359	$(11,135)	$60,240
(1) Asset impairment for the three months ended March 31, 2020 includes a long-lived asset impairment related to asset groups recorded within the CAPP - Met and CAPP - Thermal reporting segments. Refer to Note 8 for further information.
(2) Management restructuring costs are related to severance expense associated with senior management changes in the three months ended March 31, 2020.

	Three Months Ended March 31, 2019
(In thousands)	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Net income (loss) from continuing operations	$70,384	$(19,405)	$(3,585)	$(39,404)	$7,990
Interest expense	28	4	1	15,122	15,155
Interest income	(4)	—	(12)	(1,920)	(1,936)
Income tax benefit	—	—	—	(4,778)	(4,778)
Depreciation, depletion and amortization	36,673	14,112	6,627	3,859	61,271
Merger-related costs	—	—	—	831	831
Non-cash stock compensation expense	403	52	—	4,816	5,271
Mark-to-market adjustment - acquisition-related obligations	—	—	—	1,936	1,936
Accretion on asset retirement obligations	2,333	2,065	1,017	817	6,232
Cost impact of coal inventory fair value adjustment (1)	3,718	3,458	—	—	7,176
Gain on assets acquired in an exchange transaction (2)	(9,083)	—	—	—	(9,083)
Amortization of acquired intangibles, net	(2,820)	(4,569)	706	—	(6,683)
Adjusted EBITDA	$101,632	$(4,283)	$4,754	$(18,721)	$83,382
(1) The cost impact of the coal inventory fair value adjustment as a result of the Alpha Merger was completed during the three months ended June 30, 2019.
(2) During the three months ended March 31, 2019, we entered into an exchange transaction which primarily included the release of the PRB overriding royalty interest owed to the Company in exchange for met coal reserves which resulted in a gain of $9.1 million.

The following table summarizes Adjusted EBITDA for our three reportable segments and All Other category:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2020	2019	$	%
Adjusted EBITDA
CAPP - Met operations	$69,204	$101,632	$(32,428)	(31.9)%
CAPP - Thermal operations	(2,188)	(4,283)	2,095	48.9%
NAPP operations	4,359	4,754	(395)	(8.3)%
All Other	(11,135)	(18,721)	7,586	40.5%
Total	$60,240	$83,382	$(23,142)	(27.8)%

CAPP - Met operations. Adjusted EBITDA decreased $32.4 million, or 31.9%, for the three months ended March 31, 2020 compared to the prior year period. The decrease in Adjusted EBITDA was primarily driven by decreased non-GAAP coal sales realization per ton of $32.88, or 26.2%, due to a weaker pricing environment relative to the prior period.
CAPP - Thermal operations. Adjusted EBITDA increased $2.1 million, or 48.9%, for the three months ended March 31, 2020. The increase in Adjusted EBITDA was primarily driven by decreased non-GAAP cost of coal sales per ton of $8.64, or 14.0%.
NAPP operations. Adjusted EBITDA decreased $0.4 million, or 8.3%, for the three months ended March 31, 2020 compared to the prior year period. The decrease in Adjusted EBITDA was primarily due to decreased coal sales volumes of 0.1 million tons, or 8.7%.
All Other category. Adjusted EBITDA increased $7.6 million, or 40.5%, for the three months ended March 31, 2020 compared to the prior year period. The increase in Adjusted EBITDA was primarily driven by decreases in selling, general and administrative expenses and increased gain on sale of assets, partially offset by increases in costs associated with idled properties.

Liquidity and Capital Resources
Our primary liquidity and capital resource requirements stem from the cost of our coal production and purchases, our capital expenditures, our debt service, our reclamation obligations, our regulatory costs and settlements and associated costs. Our primary sources of liquidity are derived from sales of coal, our debt financing and miscellaneous revenues.
We believe that cash on hand and cash generated from our operations will be sufficient to meet our working capital requirements, anticipated capital expenditures, debt service requirements, acquisition-related obligations, and reclamation obligations for the next 12 months. We rely on a number of assumptions in budgeting for our future activities. These include the costs for mine development to sustain capacity of our operating mines, our cash flows from operations, effects of regulation and taxes by governmental agencies, mining technology improvements and reclamation costs. These assumptions are inherently subject to significant business, political, economic, regulatory, environmental and competitive uncertainties, contingencies and risks, all of which are difficult to predict and many of which are beyond our control. Increased scrutiny of ESG matters, specific to the coal sector, could negatively influence our ability to raise capital in the future and result in a reduced number of surety and insurance providers. We may need to raise additional funds more quickly if market conditions deteriorate, and we may not be able to do so in a timely fashion, or at all; or one or more of our assumptions prove to be incorrect or if we choose to expand our acquisition, exploration, appraisal, or development efforts or any other activity more rapidly than we presently anticipate. We may decide to raise additional funds before we need them if the conditions for raising capital are favorable. We may seek to sell equity or debt securities or obtain additional bank credit facilities. The sale of equity securities could result in dilution to our stockholders. The incurrence of additional indebtedness could result in increased fixed obligations and additional covenants that could restrict our operations.

At March 31, 2020, we had total liquidity of $257.1 million, including cash and cash equivalents of $227.1 million, and $30.0 million of unused commitments available under the Amended and Restated Asset-Based Revolving Credit Agreement, subject to limitations described therein. On June 14, 2019, we entered into a $561.8 million Term Loan Credit Facility under the Credit Agreement. On November 9, 2018, we entered into a $225.0 million asset-based revolving credit facility (the “ABL Facility”) under the Amended and Restated Asset-Based Revolving Credit Agreement expiring on April 3, 2022. If the lower realized pricing and volumes in recent quarters continue into future quarters because of, for example, market disruptions related to COVID-19, the borrowing capacity under our ABL Facility could be reduced in future quarters due to that facility's covenant limitations related to our Fixed Charge Coverage Ratio (as that term is defined in the ABL Facility). If there were a decrease in our borrowing capacity under the ABL Facility, it would reduce our liquidity, which would in turn reduce our operational flexibility. Refer to Note 10 for disclosures on long-term debt.

Weak market conditions and depressed coal prices have resulted in operating losses in recent quarters. If market conditions do not improve, we expect to continue to experience operating losses and cash outflows in the coming quarters, which would adversely affect our liquidity. In particular, we expect a decrease in cash and cash equivalents to the extent that capital expenditures and other cash obligations, including our debt service obligations, exceed cash generated from our operations.

The impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is uncertain at this time. A prolonged period of reduced demand for our products could have significant adverse consequences on our business. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on various developments, including the duration and spread of the outbreak, its impact on our customers and suppliers and the range of governmental and community reactions to the pandemic, which are uncertain and cannot be fully predicted at this time.

We have continued to take steps to enhance our capital structure and financial flexibility and reduce cash outflows from operations in the near term, including reductions in our operating, SG&A, and overhead costs, reductions in production volumes, and the amendment of our credit facility. We expect to engage in similar efforts in the future as opportunities arise through refinancing, repayment or repurchase of outstanding debt, amendment of our credit facilities, and other methods, and may consider the sale of other assets or businesses, and such other measures as circumstances warrant. We may decide to pursue or not pursue these opportunities at any time. Access to additional funds from liquidity-generating transactions or other sources of external financing is subject to market conditions and certain limitations, including our credit rating and covenant restrictions in our credit facility and indentures.

We sponsor three qualified non-contributory pension plans (“Pension Plans”) which cover certain salaried and non-union hourly employees. Participants accrued benefits either based on certain formulas, the participant’s compensation prior to retirement or plan specified amounts for each year of service. Benefits are frozen under these Pension Plans. Annual funding contributions to the Pension Plans are made as recommended by consulting actuaries based upon the Employee Retirement

Income Security Act of 1974, as amended (“ERISA”) funding standards. Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006. We expect to contribute $19.8 million to the Pension Plans in the remainder of 2020. Refer to Note 15 for further disclosures related to this obligation.

To secure our obligations under certain worker’s compensation, black lung, reclamation-related obligations, and financial guarantees and other, we are required to provide cash collateral. At March 31, 2020, we had cash collateral in the amounts of $101.8 million, $30.3 million, and $8.6 million classified as long-term restricted cash, long-term restricted investments, and short-term and long-term deposits, respectively, on our Condensed Consolidated Balance Sheets. Future regulatory changes relating to these obligations could result in increased obligations, additional costs, or additional collateral requirements which could require greater use of alternative sources of funding for this purpose, which would reduce our liquidity. Refer below for information related to the new authorization process for self-insured coal mine operators being implemented by the U.S. Department of Labor (Division of Coal Mine Workers’ Compensation). Additionally, as March 31, 2020, we had $15.1 million of short-term restricted cash held in escrow related to our contingent revenue obligation which was subsequently distributed to holders of the obligation in April 2020. Refer to Note 11 for further information regarding the contingent revenue obligation.

In November 2019, we announced the accelerated construction of a new impoundment at our Cumberland mine, for which we received the related permit in March 2020. This project was previously scheduled to begin in 2021. We estimate the cost of construction to be $61 million and expect that the project will require approximately two years to complete. We have undertaken minor preliminary site preparation thus far.

With respect to global economic events, there continues to be uncertainty and weakness in the coal industry. On April 13, 2020, Moody’s Investors Service downgraded Contura’s Corporate Family Rating to Caa1 from B3, Senior Secured Bank Credit Facility to Caa2 from Caa1, and Probability of Default Rating to Caa1 from B3. The rating outlook was changed from stable to negative. These issues bring potential liquidity risks for us, including the risks of declines in our stock value, declines in our cash and cash equivalents, less availability and higher costs of additional credit, and requests for additional collateral by surety providers.

DCMWC Reauthorization Process

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

The reauthorization process provided us with the right to appeal the security determination in writing within 30 days of the date of the notification, which appeal period the DCMWC has agreed to extend to May 22, 2020, and we plan to exercise this right of appeal. We strongly disagree with the DCMWC’s substantially higher collateral determination and the methodology through which the calculation was derived. If our appeal is unsuccessful, we may be required to provide additional letters of credit in order to receive self-insurance reauthorization from the DCMWC or insure these black lung obligations through a third party provider, which would likely also require us to provide collateral. Either of these outcomes would significantly reduce our liquidity.

Sale of PRB Operations

Refer to Note 2 for disclosure information on discontinued operations.

Cash Flows

Cash, cash equivalents, and restricted cash decreased by $3.7 million and $42.5 million over the three months ended March 31, 2020 and 2019, respectively. The net change in cash, cash equivalents, and restricted cash was attributable to the following:

	Three Months Ended March 31,
	2020	2019
Cash flows (in thousands):
Net cash (used in) provided by operating activities	$(60)	$14,611
Net cash used in investing activities	(58,771)	(45,323)
Net cash provided by (used in) financing activities	55,136	(11,786)
Net decrease in cash and cash equivalents and restricted cash	$(3,695)	$(42,498)

Operating Activities

Net cash flows from operating activities consist of net (loss) income adjusted for non-cash items. Net cash used in operating activities for the three months ended March 31, 2020 was $0.1 million and was primarily attributable to net loss of $39.8 million adjusted for depreciation, depletion and amortization of $54.5 million, asset impairment of $33.7 million, deferred income taxes of $33.0 million, and accretion on asset retirement obligations of $7.4 million, partially offset by mark-to-market adjustment for acquisition-related obligations of $15.0 million and the change in our operating assets and liabilities of $87.6 million.

Net cash provided by operating activities for the three months ended March 31, 2019 was $14.6 million and was primarily attributable to net income of $6.8 million adjusted for depreciation, depletion and amortization of $61.3 million, accretion on asset retirement obligations of $6.2 million, and stock-based compensation of $5.3 million, partially offset by a $9.1 million gain on assets acquired in an exchange transaction, amortization of acquired intangibles, net of $6.7 million, and the change in our operating assets and liabilities of $54.8 million.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2020 was $58.8 million, primarily driven by capital expenditures of $49.6 million, purchases of investment securities of $12.4 million, and capital contributions to equity affiliates of $0.9 million, partially offset by maturity of investment securities of $3.9 million.

Net cash used in investing activities for the three months ended March 31, 2019 was $45.3 million, primarily driven by capital expenditures of $41.1 million, purchases of investment securities of $4.3 million, and capital contributions to equity affiliates of $3.5 million, partially offset by maturity of investment securities of $3.2 million.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2020 was $55.1 million, primarily attributable to proceeds from borrowings on debt of $57.5 million, partially offset by principal repayments of debt of $1.4 million.

Net cash used in financing activities for the three months ended March 31, 2019 was $11.8 million, primarily attributable to principal repayments of debt of $6.9 million and common stock repurchases and related expenses of $4.2 million.

Long-Term Debt

Refer to Note 10 for additional disclosures on long-term debt.

Analysis of Material Debt Covenants

We were in compliance with all covenants under the Credit Agreement and the Amended and Restated Asset-Based Revolving Credit Agreement, as of March 31, 2020. A breach of the covenants in the Credit Agreement and the Amended and Restated Asset-Based Revolving Credit Agreement could result in a default under the terms of the agreement and the respective lenders could elect to declare all amounts borrowed due and payable.

Pursuant to the Amended and Restated Asset-Based Revolving Credit Agreement, during any Liquidity Period (capitalized terms as defined in the Amended and Restated Asset-Based Revolving Credit Agreement), our Fixed Charge Coverage Ratio cannot be less than 1.0 as of the last day of any Test Period, commencing with the Test Period ended immediately preceding the commencement of such Liquidity Period. The Fixed Charge Coverage Ratio is calculated as (a) Consolidated EBITDA of the Company and its Restricted Subsidiaries for such period, minus non-financed Capital Expenditures (including Capital Expenditures financed with the proceeds of any Loans) paid or payable currently in cash by the Company or any of its Subsidiaries for such period to (b) the Fixed Charges of the Company and its Restricted Subsidiaries during such period. As of March 31, 2020, we were not in a Liquidity Period.

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

Contractual Obligations
Our contractual obligations are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Refer to Note 10 for information about our long-term debt obligations and Note 17 for disclosures related to our other contractual obligations.

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
Our critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019. Our critical accounting policies remain unchanged at March 31, 2020. Refer to Note 1 for disclosures related to new accounting policies adopted.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

We manage our commodity price risk for coal sales through the use of coal supply agreements. As of April 30, 2020, we have sales commitments of approximately 6.3 million tons of NAPP coal for 2020, 99% of which is priced, 11.3 million tons of CAPP - Met coal for 2020, 67% of which is priced, and 3.8 million tons of CAPP - Thermal coal for 2020, 98% of which is priced. Due to the significant uncertainty in the worldwide coal markets due to COVID-19, there is risk of reduction in future shipments due to deferrals and utilization of force majeure clauses in customer contracts.
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

As of March 31, 2020, we expect to use approximately 14.5 million and 19.8 million gallons of diesel fuel in the remainder of 2020 and for the full year 2021, respectively.

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

Interest Rate Risk

As of March 31, 2020, we had exposure to changes in interest rates through the Term Loan Credit Facility under our Credit Agreement, which bears an interest rate per annum based on the character of the loan (defined as either “Base Rate Loan” or “Eurocurrency Rate Loan”). Each loan type bears interest at a rate per annum comprised of a base rate (as defined) plus an applicable percentage (6.00% to 7.00% on or prior to June 14, 2021, the second anniversary of the Closing Date and 7.00% to 8.00% thereafter (the “Applicable Rate”)). The Eurocurrency base rate is subject to a 2.00% floor. As of March 31, 2020, a 50 basis point increase or decrease in interest rates would not have impacted our annual interest expense as the March 31, 2020 one-month LIBOR rate (approximately 1.00%) was below the LIBOR floor.

As of March 31, 2020, we also had exposure to changes in interest rates through the asset-based revolving credit facility under our Amended and Restated Asset-Based Revolving Credit Agreement, which bears interest based on the character of the loan (defined as either “Base Rate Loan” or “Eurocurrency Rate Loan”) plus an applicable rate ranging from 1.00% to 1.50% for Base Rate Loans and 2.00% to 2.50% for Eurocurrency Rate Loans, depending on the amount of credit available. As of March 31, 2020, a 50 basis point increase or decrease in interest rates would increase or decrease our annual interest expense by approximately $0.3 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of March 31, 2020. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were ineffective as of March 31, 2020 due to the material weaknesses previously identified as described below.

Previously Reported Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

We previously identified material weaknesses in our internal control over financial reporting. Based on our assessment for the year ended December 31, 2019, we determined that our risk assessment process was ineffective and we did not have a sufficient complement or sufficiently trained personnel to effectively assess and implement necessary controls. As a result, process level controls over the valuation of coal inventory and elements of the procurement process were ineffective. These material weaknesses did not result in any material misstatements of the Company’s financial statements or disclosures for the quarter ended March 31, 2020 and the year ended December 31, 2019.

Remediation Plans

During the first fiscal quarter of 2020, management implemented enhancements to the operation and design of the procurement controls which remediated the material weakness within the procurement process identified for the year ended December 31, 2019. We have commenced measures to remediate the other identified material weaknesses. We will not be able to fully remediate these material weaknesses until these steps have been completed and subsequent validation and testing of these internal controls has demonstrated their operating effectiveness over a sustained period of financial reporting cycles. The remediation plan includes the following:

•	Performing the fiscal year risk assessment at a sufficiently granular level to allow management to adequately assess risks at the appropriate level of precision;

•	Implementing enhancements to the operation and design of coal inventory;

•
Perform additional training related to internal control over financial reporting for all personnel to enhance knowledge and understanding of the operation and design of controls within the organization and hiring additional resources as necessary to supplement internal personnel.

While we believe that these efforts will improve our internal control over financial reporting, the implementation of our remediation is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the remaining material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Disclosure Controls and Procedures

Our CEO, our CFO and other members of management do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Part II - Other Information

Item 1. Legal Proceedings

For a description of the Company’s legal proceedings, refer to Note 17, part (d), to the unaudited Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” sections in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, together with the cautionary statement under the caption “Cautionary Note Regarding Forward Looking Statements” in this report. These described risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The recent outbreak of COVID-19 and certain developments in the domestic and international coal markets have had, and may continue to have, material adverse consequences for general economic, financial and business conditions, and could materially and adversely affect our business, financial condition, results of operations and liquidity and those of our customers, suppliers and other counterparties.

The recent outbreak of COVID-19 and the responses of governmental authorities, companies and the self-imposed restrictions by many individuals across the world to stem the spread of the virus have significantly reduced global economic activity. As a result, there has been a decline in the demand for the coal we produce, particularly metallurgical coal, as the worldwide demand for steel, and levels of steel production, have declined. In addition, our ability to produce coal has been limited, and may continue to be limited, by the measures we have taken to avoid the introduction and spread of COVID-19 among our workforce.

Further, concerns over the negative effects of COVID-19 on economic and business prospects across the world have diminished expectations for the global economy and increased the possibility of a prolonged economic slowdown and recession. In that case, the current limited demand for our products may decline further, and may continue to decline for an unknown period. Any such prolonged period of economic slowdown or recession, or a protracted period of depressed prices for our products, could have significant adverse consequences for our financial condition and the financial condition of our customers, suppliers and other counterparties, and could materially diminish our liquidity.

Declines in the market prices of coal below the carrying cost of such commodities in our inventory may require us to adjust the value of, and record a loss on, certain inventories. Such conditions could also result in an increased risk that customers, lenders, service and insurance providers, and other counterparties may be unable to fulfill their obligations in a timely manner, or at all. Any of the foregoing events or conditions, or other unforeseen consequences of COVID-19, could significantly adversely affect our business and financial condition and the business and financial condition of our customers and other counterparties.

The ultimate extent of the impact of COVID-19 on our business, financial condition, results of operation and liquidity will depend largely on future developments, including the duration and spread of the outbreak, particularly within the geographic areas where we operate, and the related impact on overall economic activity, all of which are uncertain and cannot be predicted with certainty at this time.

To the extent COVID-19 adversely affects our business, financial condition, results of operation and liquidity, it may also have the effect of heightening many of the other risks described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2019, as those risk factors are amended or supplemented by subsequent Quarterly Reports on Form 10-Q and other reports and documents we file with the SEC hereafter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information about shares of common stock that were repurchased during the first quarter of 2020.

	Total Number of Shares Purchased (1)	Average Price Paid per Share (4)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (2),(3)
January 1, 2020 through January 31, 2020	1,908	$8.15	—	$67,552
February 1, 2020 through February 29, 2020	6,545	$6.41	—	$67,552
March 1, 2020 through March 31, 2020	10,898	$4.68	—	$67,552
	19,351		—	$67,522

(1) We are authorized to repurchase common shares from employees (upon the election by the employee) to satisfy the employees’ statutory tax withholdings upon the vesting of stock grants. Shares that are repurchased to satisfy the employees’ statutory tax withholdings are recorded in treasury stock at cost.
(2) The Company adopted a capital return program in 2019, including a stock repurchase plan which the Company suspended on October 1, 2019.
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

CONTURA ENERGY, INC.
Date: May 11, 2020	By:	/s/ Charles Andrew Eidson
	Name:	Charles Andrew Eidson
	Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
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

10.1*	Form of Incentive Award Agreement
10.2*	Form of Performance Share Unit Award Agreement
10.3*	Form of Management Incentive Plan Restricted Stock Unit Award Agreement
31*	Certifications Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32*	Certifications Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002
95*	Mine Safety Disclosure Exhibit
101.INS*	XBRL instance document
101.SCH*	XBRL taxonomy extension schema
101.CAL*	XBRL taxonomy extension calculation linkbase
101.DEF*	XBRL taxonomy extension definition linkbase
101.LAB*	XBRL taxonomy extension label linkbase
101.PRE*	XBRL taxonomy extension presentation linkbase
* Filed herewith