Form 10-Q
period 2020-06-30
Contura Energy, Inc.
filed 2020-08-07
CIK 1704715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)☐Yes   ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CTRA	New York Stock Exchange

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of July 31, 2020: 18,308,838

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•the effects of the COVID-19 pandemic on our operations and the world economy;
•the financial performance of the company;
•our liquidity, results of operations and financial condition;
•our ability to generate sufficient cash or obtain financing to fund our business operations;
•depressed levels or declines in coal prices;
•worldwide market demand for coal, steel, and electricity, including demand for U.S. coal exports, and competition in coal markets;
•our ability to obtain financing and other services, and the form and degree of these services available to us, which may be significantly limited by the lending, investment and similar policies of financial institutions and insurance companies regarding carbon energy producers and the environmental impacts of coal combustion;
•our ability to meet collateral requirements;
•the imposition or continuation of barriers to trade, such as tariffs;
•utilities switching to alternative energy sources such as natural gas, renewables and coal from basins where we do not operate;
•reductions or increases in customer coal inventories and the timing of those changes;
•our production capabilities and costs;
•inherent risks of coal mining beyond our control;
•changes in, interpretations of, or implementations of domestic or international tax or other laws and regulations, including the Tax Cuts and Jobs Act and its related regulations;
•changes in domestic or international environmental laws and regulations, and court decisions, including those directly affecting our coal mining and production, and those affecting our customers’ coal usage, including potential climate change initiatives;
•our relationships with, and other conditions affecting, our customers, including the inability to collect payments from our customers if their creditworthiness declines;
•changes in, renewal or acquisition of, terms of and performance of customers under coal supply arrangements and the refusal by our customers to receive coal under agreed-upon contract terms;
•our ability to obtain, maintain or renew any necessary permits or rights, and our ability to mine properties due to defects in title on leasehold interests;
•attracting and retaining key personnel and other employee workforce factors, such as labor relations;
•funding for and changes in employee benefit obligations;
•any new or increased liabilities, including reclamation obligations, that we may incur in connection with our former mines in Wyoming;
•cybersecurity attacks or failures, threats to physical security, extreme weather conditions or other natural disasters;
•reclamation and mine closure obligations;
•our assumptions concerning economically recoverable coal reserve estimates;
•our ability to negotiate new United Mine Workers of America wage agreements on terms acceptable to us, increased unionization of our workforce in the future, and any strikes by our workforce;
•disruptions in delivery or changes in pricing from third-party vendors of key equipment and materials that are necessary for our operations, such as diesel fuel, steel products, explosives, tires and purchased coal;
•inflationary pressures on supplies and labor and significant or rapid increases in commodity prices;
•railroad, barge, truck and other transportation availability, performance and costs;
•disruption in third-party coal supplies;
•the consummation of financing or refinancing transactions, acquisitions or dispositions and the related effects on our business and financial position;

•our indebtedness and potential future indebtedness;
•our ability to obtain or renew surety bonds on acceptable terms or maintain our current bonding status; and
•other factors, including the other factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of this Report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Part I - Financial Information

Item 1. Financial Statements
CONTURA ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Coal revenues	$410,614	$653,828	$878,981	$1,260,788
Other revenues	1,224	2,378	3,317	4,532
Total revenues	411,838	656,206	882,298	1,265,320
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	383,279	496,746	781,139	1,012,440
Depreciation, depletion and amortization	49,262	62,814	103,727	124,085
Accretion on asset retirement obligations	7,304	6,847	14,679	13,079
Amortization of acquired intangibles, net	2,096	(343)	2,961	(7,026)
Asset impairment and restructuring	184,173	5,826	217,882	5,826
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	12,028	14,783	27,509	35,734
Merger-related costs	—	156	—	987
Total other operating (income) loss:
Mark-to-market adjustment for acquisition-related obligations	(2,052)	1,014	(17,049)	2,950
Other (income) expense	(124)	1,414	(704)	(7,485)
Total costs and expenses	635,966	589,257	1,130,144	1,180,590
(Loss) income from operations	(224,128)	66,949	(247,846)	84,730
Other income (expense):
Interest expense	(18,814)	(16,077)	(36,419)	(31,232)
Interest income	5,533	1,885	6,511	3,821
Loss on modification and extinguishment of debt	—	(26,459)	—	(26,459)
Equity loss in affiliates	(1,047)	(2,475)	(1,790)	(2,959)
Miscellaneous loss, net	188	(523)	(720)	(1,389)
Total other expense, net	(14,140)	(43,649)	(32,418)	(58,218)
(Loss) income from continuing operations before income taxes	(238,268)	23,300	(280,264)	26,512
Income tax (expense) benefit	(33)	1,000	2,155	5,778
Net (loss) income from continuing operations	(238,301)	24,300	(278,109)	32,290
Discontinued operations:
Loss from discontinued operations before income taxes	—	(163,867)	—	(165,457)
Income tax benefit from discontinued operations	—	25,906	—	26,321
Loss from discontinued operations	—	(137,961)	—	(139,136)
Net loss	$(238,301)	$(113,661)	$(278,109)	$(106,846)

Basic loss per common share:
(Loss) income from continuing operations	$(13.02)	$1.27	$(15.22)	$1.70

Loss from discontinued operations	—	(7.21)	—	(7.32)
Net loss	$(13.02)	$(5.94)	$(15.22)	$(5.62)

Diluted loss per common share
(Loss) income from continuing operations	$(13.02)	$1.25	$(15.22)	$1.66
Loss from discontinued operations	—	(7.10)	—	(7.14)
Net loss	$(13.02)	$(5.85)	$(15.22)	$(5.48)

Weighted average shares – basic	18,304,853	19,123,705	18,275,382	19,009,643
Weighted average shares – diluted	18,304,853	19,420,471	18,275,382	19,480,183

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

CONTURA ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(238,301)	$(113,661)	$(278,109)	$(106,846)
Other comprehensive (loss) income, net of tax:
Employee benefit plans:
Amortization of and adjustments to employee benefit costs	$(7,121)	$1,187	$(11,131)	$1,426
Income tax expense	—	(310)	—	(372)
Total other comprehensive (loss) income, net of tax	$(7,121)	$877	$(11,131)	$1,054
Total comprehensive loss	$(245,422)	$(112,784)	$(289,240)	$(105,792)
Refer to accompanying Notes to Condensed Consolidated Financial Statements.

CONTURA ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$238,438	$212,793
Trade accounts receivable, net of allowance for doubtful accounts of $793 and $0 as of June 30, 2020 and December 31, 2019	183,820	244,666
Inventories, net	143,198	162,659
Prepaid expenses and other current assets	122,354	91,361
Total current assets	687,810	711,479
Property, plant, and equipment, net of accumulated depreciation and amortization of $351,561 and $314,276 as of June 30, 2020 and December 31, 2019	423,367	583,262
Owned and leased mineral rights, net of accumulated depletion and amortization of $34,961 and $27,877 as of June 30, 2020 and December 31, 2019	495,303	523,141
Other acquired intangibles, net of accumulated amortization of $35,717 and $32,686 as of June 30, 2020 and December 31, 2019	103,439	125,145
Long-term restricted cash	109,930	122,524
Deferred income taxes	—	33,065
Other non-current assets	220,389	204,207
Total assets	$2,040,238	$2,302,823
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$30,390	$28,485
Trade accounts payable	70,027	98,746
Acquisition-related obligations – current	30,019	33,639
Accrued expenses and other current liabilities	161,453	154,282
Total current liabilities	291,889	315,152
Long-term debt	597,706	564,481
Acquisition-related obligations - long-term	18,283	46,259
Workers’ compensation and black lung obligations	266,390	260,778
Pension obligations	198,582	204,086
Asset retirement obligations	207,001	184,130
Deferred income taxes	389	422
Other non-current liabilities	50,583	31,393
Total liabilities	1,630,823	1,606,701
Commitments and Contingencies (Note 17)
Stockholders’ Equity
Preferred stock - par value $0.01, 5.0 million shares authorized, none issued	—	—
Common stock - par value $0.01, 50.0 million shares authorized, 20.6 million issued and 18.3 million outstanding at June 30, 2020 and 20.5 million issued and 18.2 million outstanding at December 31, 2019	206	205
Additional paid-in capital	777,650	775,707
Accumulated other comprehensive loss	(69,747)	(58,616)
Treasury stock, at cost: 2.3 million shares at June 30, 2020 and December 31, 2019	(106,955)	(107,984)
Retained earnings	(191,739)	86,810
Total stockholders’ equity	409,415	696,122
Total liabilities and stockholders’ equity	$2,040,238	$2,302,823
Refer to accompanying Notes to Condensed Consolidated Financial Statements.

CONTURA ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net loss	$(278,109)	$(106,846)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	103,727	269,997
Amortization of acquired intangibles, net	2,961	(7,026)
Accretion of acquisition-related obligations discount	2,227	3,220
Amortization of debt issuance costs and accretion of debt discount	7,389	6,724
Mark-to-market adjustment for acquisition-related obligations	(17,049)	2,950
(Gain) loss on disposal of assets	(755)	1,372
Gain on assets acquired in an exchange transaction	—	(9,083)
Loss on modification and extinguishment of debt	—	26,459
Asset impairment and restructuring	217,882	22,294
Accretion on asset retirement obligations	14,679	13,079
Employee benefit plans, net	10,605	9,564
Deferred income taxes	33,032	(33,623)
Stock-based compensation	3,121	4,774
Equity loss in affiliates	1,790	2,959
Other, net	92	405
Changes in operating assets and liabilities	(22,654)	(90,086)
Net cash provided by operating activities	78,938	117,133
Investing activities:
Capital expenditures	(91,090)	(83,882)
Proceeds on disposal of assets	1,285	1,048
Purchases of investment securities	(18,607)	(9,899)
Maturity of investment securities	10,653	21,316
Capital contributions to equity affiliates	(2,416)	(4,807)
Other, net	47	93
Net cash used in investing activities	(100,128)	(76,131)
Financing activities:
Proceeds from borrowings on debt	57,500	544,946
Principal repayments of debt	(29,559)	(550,000)
Principal repayments of notes payable	(574)	(821)
Principal repayments of financing lease obligations	(1,614)	(2,100)
Debt issuance costs	—	(5,839)
Common stock repurchases and related expenses	(155)	(4,874)
Other, net	—	914
Net cash provided by (used in) financing activities	25,598	(17,774)
Net increase in cash and cash equivalents and restricted cash	4,408	23,228
Cash and cash equivalents and restricted cash at beginning of period	347,680	477,246
Cash and cash equivalents and restricted cash at end of period	$352,088	$500,474
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	As of June 30,
	2020	2019
Cash and cash equivalents	$238,438	$249,597
Short-term restricted cash (included in prepaid expenses and other current assets)	3,720	34,309
Long-term restricted cash	109,930	216,568
Total cash and cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$352,088	$500,474

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

CONTURA ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Retained Earnings	Total Stockholders’ Equity
Balances, December 31, 2018	$202	$761,301	$(23,130)	$(70,362)	$403,129	$1,071,140
Net income	—	—	—	—	6,815	6,815
Other comprehensive income, net	—	—	177	—	—	177
Stock-based compensation and net issuance of common stock for share vesting	—	6,377	—	—	—	6,377
Exercise of stock options	1	305	—	—	—	306
Common stock repurchases and related expenses	—	—	—	(4,171)	—	(4,171)
Balances, March 31, 2019	$203	$767,983	$(22,953)	$(74,533)	$409,944	$1,080,644
Net loss	—	—	—	—	(113,661)	(113,661)
Other comprehensive income, net	—	—	877	—	—	877
Stock-based compensation and net issuance of common stock for share vesting	—	(545)	—	—	—	(545)
Exercise of stock options	1	589	—	—	—	590
Common stock repurchases and related expenses	—	—	—	(703)	—	(703)
Warrant exercises	—	19	—	—	—	19
Balances, June 30, 2019	$204	$768,046	$(22,076)	$(75,236)	$296,283	$967,221

Balances, December 31, 2019	$205	$775,707	$(58,616)	$(107,984)	$86,810	$696,122
Net loss	—	—	—	—	(39,808)	(39,808)
Credit losses cumulative-effect adjustment	—	—	—	—	(440)	(440)
Other comprehensive loss, net	—	—	(4,010)	—	—	(4,010)
Stock-based compensation and net issuance of common stock for share vesting	—	900	—	—	—	900
Common stock reissuances, repurchases and related expenses	—	—	—	1,071	—	1,071
Balances, March 31, 2020	$205	$776,607	$(62,626)	$(106,913)	$46,562	$653,835
Net loss	—	—	—	—	(238,301)	(238,301)
Other comprehensive loss, net	—	—	(7,121)	—	—	(7,121)
Stock-based compensation and net issuance of common stock for share vesting	1	1,043	—	—	—	1,044
Common stock repurchases and related expenses	—	—	—	(42)	—	(42)
Balances, June 30, 2020	$206	$777,650	$(69,747)	$(106,955)	$(191,739)	$409,415
Refer to accompanying Notes to Condensed Consolidated Financial Statements.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

(1) Business and Basis of Presentation
Basis of Presentation

Together, the condensed consolidated statements of operations, comprehensive loss, balance sheets, cash flows and stockholders’ equity for the Company are referred to as the “Condensed Consolidated Financial Statements.” The Condensed Consolidated Financial Statements are also referenced across periods as “Condensed Consolidated Statements of Operations,” “Condensed Consolidated Statements of Comprehensive Loss,” “Condensed Consolidated Balance Sheets,” “Condensed Consolidated Statements of Cash Flows,” and “Condensed Consolidated Statements of Stockholders’ Equity.”
The Condensed Consolidated Financial Statements include all wholly-owned subsidiaries’ results of operations for the three and six months ended June 30, 2020 and 2019. All significant intercompany transactions have been eliminated in consolidation.

The accompanying interim Condensed Consolidated Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP as long as the financial statements are not misleading. In the opinion of management, these interim Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or any other period. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Liquidity Risks and Uncertainties

Weak market conditions and depressed coal prices have resulted in operating losses. If market conditions do not improve, the Company may experience continued operating losses and cash outflows in the coming quarters, which would adversely affect its liquidity. The Company may need to raise additional funds more quickly if market conditions deteriorate, and may not be able to do so in a timely fashion, or at all. The Company believes it will have sufficient liquidity to meet its working capital requirements, anticipated capital expenditures, debt service requirements, acquisition-related obligations, and reclamation obligations for the 12 months subsequent to the issuance of these financial statements. The Company relies on a number of assumptions in budgeting for future activities. These include the costs for mine development to sustain capacity of its operating mines, cash flows from operations, effects of regulation and taxes by governmental agencies, mining technology improvements and reclamation costs. These assumptions are inherently subject to significant business, political, economic, regulatory, environmental and competitive uncertainties, contingencies and risks, all of which are difficult to predict and many of which are beyond the Company’s control. Therefore, the cash on hand and from future operations will be subject to any significant changes in these assumptions.

COVID-19 Pandemic

In the first quarter of 2020, the COVID-19 virus was declared a pandemic by the World Health Organization. The COVID-19 pandemic has had negative impacts on the Company’s business, results of operations, financial condition and cash flows. A continued period of reduced demand for the Company’s products could have significant adverse consequences. The full extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, its impact on its customers and suppliers and the range of governmental and community reactions to the pandemic, which are still uncertain and cannot be fully predicted at this time.

In response to the COVID-19 pandemic, on March 27, 2020, the “Coronavirus Aid, Relief, and Economic Security Act” (“CARES Act”) was enacted into law. As a result, the Company expects accelerated refunds of previously generated alternative minimum tax (“AMT”) credits from the Internal Revenue Service (“IRS”) as further described in Note 14 and expects to defer 2020 employer payroll taxes incurred after the date of enactment to future years. The Company will continue to evaluate the implications of the remaining provisions of the CARES Act.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
As further described in Note 10, on March 20, 2020, the Company borrowed funds under a senior secured asset-based revolving credit facility. The funds were borrowed to augment the Company’s short-term operational flexibility in the face of uncertainty created by the current spread of the COVID-19 virus and its potential effects.

On April 3, 2020, the Company announced temporary operational changes in response to market conditions, existing coal inventory levels, and customer deferrals due to concern around the global economic impact of the COVID-19 pandemic. Beginning April 3, 2020, the majority of the Company’s operations were idled for a period of approximately 30 days, with some sites idling for shorter periods of time and a few continuing to operate at a near-normal rate of production. Location-specific schedules were implemented based on existing customer agreements, current inventory levels, and anticipated customer demand. Certain preparation plants, docks, and loadouts continued to operate to support business needs and customer shipments. As of May 4, 2020, all Company sites were back to nearly normal staffing levels and operating capacity with additional precautions in place to help reduce the risk of exposure to COVID-19. Refer to Note 8 for discussion of certain strategic actions during the three months ended June 30, 2020 with respect to two thermal coal mining complexes in an effort to strengthen the Company’s financial performance. The Company will continue to evaluate market conditions amid the continuing uncertainty of the COVID-19 pandemic and expects to adjust its operations accordingly.

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

(2) Discontinued Operations

Discontinued operations in the prior period consisted of activity related to the transactions with Blackjewel and ESM stemming from the sale of assets in the Company’s former PRB operations.

On May 29, 2020, Contura Coal West, LLC and Contura Wyoming Land, LLC merged with certain subsidiaries of ESM and survived as wholly-owned subsidiaries of ESM. Contura Coal West, LLC holds, and will continue to hold, the mining permits for the Western Mines, which have been under the operational control of ESM since October 2019 pursuant to the ESM Transaction. Pursuant to terms of the transaction, the Company received from ESM approximately $625 in consideration for assets owned by Contura Coal West, LLC but not previously conveyed.

There were no discontinued operations for the three and six months ended June 30, 2020 and as of June 30, 2020. The major components of net loss from discontinued operations in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 are as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Revenues:
Total revenues (1)	$52	$148
Costs and expenses:
Depreciation, depletion and amortization (2)	$145,913	$145,913
Asset impairment (3)	$16,468	$16,468
Other expenses	$1,349	$2,939
Other non-major expense (income) items, net	$189	$285
(1) Total revenues for the three and six months ended June 30, 2019 consisted entirely of other revenues.
(2) The depreciation, depletion and amortization is related to an increase in the Company’s estimate of its asset retirement obligations with respect to the Western Mines as a result of the Blackjewel Chapter 11 bankruptcy filing on July 1, 2019. The Company remeasured its asset retirement obligations based on the expectation that the mining permits would not transfer to Blackjewel and Blackjewel would be unable to perform its contractual obligation to reclaim the properties. The increase in the asset retirement obligation was recorded to expense as the Company no longer owned the underlying mining assets.
(3) The asset impairment is primarily related to the write-off of a tax receivable. The Company was considered to be the primary obligor for certain taxes but for which Blackjewel was contractually obligated to pay. During the three months ended June 30, 2019, the Company recorded an impairment charge for the offsetting receivable from Blackjewel as a result of the Blackjewel bankruptcy filing.

Refer to Note 5 for net loss per share information related to discontinued operations. There were no major components of asset and liabilities that are classified as discontinued operations in the Condensed Consolidated Balance Sheet as of December 31, 2019.

The major components of cash flows related to discontinued operations are as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Other significant operating non-cash items related to discontinued operations:
Depreciation, depletion and amortization	$145,913	$145,913

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
(3) Revenue

Disaggregation of Revenue from Contracts with Customers

The following tables disaggregate the Company’s coal revenues by product category and by market to depict how the nature, amount, timing, and uncertainty of the Company’s coal revenues and cash flows are affected by economic factors:

	Three Months Ended June 30, 2020
	Met	Thermal	Total
Export coal revenues	$241,905	$10,369	$252,274
Domestic coal revenues	82,903	75,437	158,340
Total coal revenues	$324,808	$85,806	$410,614

	Three Months Ended June 30, 2019
	Met	Thermal	Total
Export coal revenues	$345,576	$17,262	$362,838
Domestic coal revenues	156,053	134,937	290,990
Total coal revenues	$501,629	$152,199	$653,828

	Six Months Ended June 30, 2020
	Met	Thermal	Total
Export coal revenues	$491,260	$17,752	$509,012
Domestic coal revenues	197,591	172,378	369,969
Total coal revenues	$688,851	$190,130	$878,981

	Six Months Ended June 30, 2019
	Met	Thermal	Total
Export coal revenues	$679,762	$26,382	$706,144
Domestic coal revenues	292,311	262,333	554,644
Total coal revenues	$972,073	$288,715	$1,260,788

Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied as of June 30, 2020.

	Remainder of 2020	2021	2022	2023	2024	2025	Total
Estimated coal revenues	$223,350	$259,065	$191,278	$—	$—	$—	$673,693

(4) Accumulated Other Comprehensive (Loss) Income
The following tables summarize the changes to accumulated other comprehensive (loss) income during the six months ended June 30, 2020 and 2019:

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Balance January 1, 2020	Other comprehensive (loss) income before reclassifications	Amounts reclassified from accumulated other comprehensive (loss) income	Balance June 30, 2020
Employee benefit costs	$(58,616)	$(14,154)	$3,023	$(69,747)

	Balance January 1, 2019	Other comprehensive (loss) income before reclassifications	Amounts reclassified from accumulated other comprehensive (loss) income	Balance June 30, 2019
Employee benefit costs	$(23,130)	$713	$341	$(22,076)

The following table summarizes the amounts reclassified from accumulated other comprehensive (loss) income and the Condensed Consolidated Statements of Operations line items affected by the reclassification during the three and six months ended June 30, 2020 and 2019:

Details about accumulated other comprehensive (loss) income components	Amounts reclassified from accumulated other comprehensive (loss) income				Affected line item in the Condensed Consolidated Statements of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Employee benefit costs:
Amortization of actuarial loss (1)	$934	$222	$1,728	$461	Miscellaneous loss, net
Settlement (1)	95	—	1,295	—	Miscellaneous loss, net
Total before income tax	$1,029	$222	$3,023	$461
Income tax expense	—	(58)	—	(120)	Income tax (expense) benefit
Total, net of income tax	$1,029	$164	$3,023	$341
(1) These accumulated other comprehensive (loss) income components are included in the computation of net periodic benefit costs for certain employee benefit plans. Refer to Note 15.

(5) Net (Loss) Income Per Share
The number of shares used to calculate basic net (loss) income per common share is based on the weighted average number of the Company’s outstanding common shares during the respective period. The number of shares used to calculate diluted net (loss) income per common share is based on the number of common shares used to calculate basic net (loss) income per share plus the dilutive effect of stock options and other stock-based instruments held by the Company’s employees and directors during the period, and the Company’s outstanding Series A warrants. The warrants become dilutive for net income per common share calculations when the market price of the Company’s common stock exceeds the exercise price. For the three and six months ended June 30, 2019, 95,162 stock options and 131,707 restricted stock units were excluded, respectively, from the computation of dilutive net income per share because they would have been anti-dilutive. These potential shares could dilute net income per share in the future. In periods of net loss, all potentially dilutive shares are excluded and the number of shares used to calculate diluted earnings per share is the same as basic earnings per share.

The following table presents the net (loss) income per common share for the three and six months ended June 30, 2020 and 2019:

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss
(Loss) income from continuing operations	$(238,301)	$24,300	$(278,109)	$32,290
Loss from discontinued operations	—	(137,961)	—	(139,136)
Net loss	$(238,301)	$(113,661)	$(278,109)	$(106,846)

Basic
Weighted average common shares outstanding - basic	18,304,853	19,123,705	18,275,382	19,009,643

Basic loss per common share:
(Loss) income from continuing operations	$(13.02)	$1.27	$(15.22)	$1.70
Loss from discontinued operations	—	(7.21)	—	(7.32)
Net loss	$(13.02)	$(5.94)	$(15.22)	$(5.62)

Diluted
Weighted average common shares outstanding - basic	18,304,853	19,123,705	18,275,382	19,009,643
Diluted effect of warrants	—	143,571	—	179,807
Diluted effect of stock options	—	74,278	—	139,956
Diluted effect of restricted share units, restricted stock shares and performance-based restricted share units	—	78,917	—	150,777
Weighted average common shares outstanding - diluted	18,304,853	19,420,471	18,275,382	19,480,183

Diluted loss per common share:
(Loss) income from continuing operations	$(13.02)	$1.25	$(15.22)	$1.66
Loss from discontinued operations	—	(7.10)	—	(7.14)
Net loss	$(13.02)	$(5.85)	$(15.22)	$(5.48)

(6) Inventories, net
Inventories, net consisted of the following:

	June 30, 2020	December 31, 2019
Raw coal	$25,962	$30,274
Saleable coal	90,572	105,092
Materials, supplies and other, net (1)	26,664	27,293
Total inventories, net	$143,198	$162,659
(1) Includes an increase in allowance for obsolete material and supplies inventory of $807 recorded as restructuring expense during the three months ended June 30, 2020 (refer to Note 8).

(7) Acquired Intangibles
The Company has recognized assets for acquired above market-priced coal supply agreements and acquired mine permits and liabilities for acquired below market-priced coal supply agreements. The coal supply agreements were valued based on the present value of the difference between the expected net contractual cash flows based on the stated contract terms, and the estimated net contractual cash flows derived from applying forward market prices at the Merger or acquisition date for new contracts of similar terms and conditions. The acquired mine permits were valued based on the replacement cost and lost profits method as of the Merger date. The balances and respective balance sheet classifications of such assets and liabilities as of June 30, 2020 and December 31, 2019, net of accumulated amortization, are set forth in the following tables:

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	June 30, 2020
	Assets (1)	Liabilities (2)	Net Total
Coal supply agreements, net	$330	$(1,745)	$(1,415)
Acquired mine permits, net	103,109	—	103,109
Total	$103,439	$(1,745)	$101,694

	December 31, 2019
	Assets (1)	Liabilities (2)	Net Total
Coal supply agreements, net	$917	$(6,018)	$(5,101)
Acquired mine permits, net	124,228	—	124,228
Total	$125,145	$(6,018)	$119,127
(1) Included within other acquired intangibles, net of accumulated amortization on the Company’s Condensed Consolidated Balance Sheets.
(2) Included within other non-current liabilities on the Company’s Condensed Consolidated Balance Sheets.

During the three and six months ended June 30, 2020, the Company recorded a long-lived asset impairment which reduced the carrying value of acquired mine permits, net, by $8,653 and $14,471. Refer to Note 8.

The acquired mine permits are amortized over the estimated life of the associated mine. The coal supply agreement assets and liabilities are amortized over the actual number of tons shipped over the life of each contract. The following table details the amortization of mine permits acquired as a result of the Merger and the amortization of above-market and below-market coal supply agreements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Amortization of mine permits (1)	$3,320	$5,664	$6,648	$11,605

Amortization of above-market coal supply agreements	$215	$122	$587	$879
Amortization of below-market coal supply agreements	(1,439)	(6,129)	(4,274)	(19,510)
Net income (1)	$(1,224)	$(6,007)	$(3,687)	$(18,631)

(1) Included within amortization of acquired intangibles, net in the Condensed Consolidated Statements of Operations.

(8) Asset Impairment and Restructuring
Strategic Actions

During the second quarter of 2020, as a result of the weakening coal market conditions due in part to the impact of the global COVID-19 pandemic, the Company announced that it would take certain strategic actions with respect to two of its thermal coal mining complexes in an effort to strengthen its financial performance and improve forecasted liquidity. The Company announced that an underground mine and preparation plant located in West Virginia would be idled during the third quarter of 2020. In addition, the Company decided not to move forward with the construction of a new refuse impoundment at its Cumberland mine in Pennsylvania and would therefore no longer spend the significant capital required in connection with the project. As a result, the Cumberland mine is expected to cease production at the end of 2022, and in the meantime, the Company plans to actively market the Cumberland property for sale.

Long-lived Asset Impairment

During the three months ended March 31, 2020, due to declines in metallurgical and thermal coal pricing which reduced forecasted margins at certain locations to amounts below those required for full recoverability, the Company determined that indicators of impairment were present for four long-lived asset groups within its CAPP - Met reporting segment and three long-

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
lived asset groups within its CAPP - Thermal reporting segment and performed impairment testing as of February 29, 2020. At February 29, 2020, the Company determined that the carrying amounts of the asset groups exceeded both their undiscounted cash flows and their estimated fair values. The Company estimated the fair value of these asset groups generally using a discounted cash flow analysis utilizing market-participant assumptions. As a result, after allocating the potential impairment to individual assets, the Company recorded a long-lived asset impairment of $33,709, of which $32,951 was recorded within CAPP - Met and $758 was recorded within CAPP - Thermal. The long-lived asset impairment reduced the carrying values of mineral rights by $21,825, property, plant, and equipment, net, by $6,066, and acquired mine permits, net, by $5,818.

In connection with the preparation of the Company’s financial statements for the quarter ended June 30, 2020, the Company determined that the strategic actions taken by the Company during the three months ended June 30, 2020, discussed above, shortened the lives of two mining complexes, and that continued weakening in metallurgical and thermal coal pricing had resulted in forecasted margins at certain locations falling below amounts necessary for full recoverability. As a result of these determinations, the Company assessed that indicators of impairment were present for three long-lived asset groups within its CAPP - Met reporting segment and four long-lived asset groups within its CAPP - Thermal reporting segment. The Company therefore performed impairment testing on these assets and determined that, as of May 31, 2020, the carrying amounts of the asset groups exceeded both their undiscounted cash flows and their estimated fair values. The Company estimated the fair value of these asset groups generally using a discounted cash flow analysis utilizing market-participant assumptions. As a result, after allocating the potential impairment to individual assets, the Company recorded a long-lived asset impairment of $161,738, of which $144,348 was recorded within NAPP, $17,385 was recorded within CAPP - Thermal, and $5 recorded in All Other. No long-lived asset impairment was recorded within the CAPP - Met reporting segment as each of the three long-lived asset groups had previously been impaired. The long-lived asset impairment reduced the carrying values of mineral rights by $18,605, property, plant, and equipment, net, by $134,480, and acquired mine permits, net, by $8,653.

During three and six months ended June 30, 2019, the Company recorded $5,826 of asset impairment primarily related to the write-off of prepaid purchased coal from Blackjewel as a result of Blackjewel’s Chapter 11 bankruptcy filing on July 1, 2019.

Restructuring

As a result of the strategic actions discussed above, the Company recorded restructuring expense during the three and six months ended June 30, 2020 as follows:

		Affected line item in the Condensed Consolidated Balance Sheets
Severance and employee-related benefits (1)	$20,553	Accrued expenses and other current liabilities and Other non-current liabilities
Other costs (2)	1,882	Inventories, net and Other non-current assets
Total restructuring expense (3)	$22,435

(1) Severance and employee-related benefits were considered probable and estimable based on provisions of contractual agreements and existing employee benefit plans.
(2) Includes accelerated amortization of deferred longwall move expenses of $668, allowance for advanced mining royalties of $407, and allowance for obsolete materials and supplies inventory of $807.
(3) Total restructuring expense of $2,310, $18,132, and $1,993 were recorded within the reportable segments CAPP - Thermal, NAPP and All Other, respectively.

There were no restructuring expenses recorded during the three and six months ended June 30, 2019.

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

The Company’s lease population consists primarily of vehicle and heavy equipment leases and leases for office equipment. The Company’s building and land leases relate to corporate office space and certain site offices. The Company determines whether a contract contains a lease based on whether the Company obtains the right to control the use of specifically identifiable property, plant, and equipment for a period of time in exchange for consideration. For the six months ended June 30, 2020 and 2019, the Company identified no instances requiring significant judgment in determining whether any contracts entered into during the period were or were not leases. Additionally, the Company had no material sublease agreements within the scope of ASC 842 or lease agreements for which the Company was the lessor for the six months ended June 30, 2020 and 2019.

Renewal options in the Company’s lease population primarily relate to month-to-month extensions on vehicle leases and are immaterial both individually and in the aggregate. The Company includes renewal options that are reasonably certain to be exercised in the measurement of lease liabilities. As of June 30, 2020, the Company does not intend to exercise any termination options on existing leases.
As of June 30, 2020 and December 31, 2019, the Company had the following right-of-use assets and lease liabilities within the Company’s Condensed Consolidated Balance Sheets:

		June 30, 2020	December 31, 2019
Assets	Balance Sheet Classification
Financing lease assets	Property, plant, and equipment, net	$6,462	$9,718
Operating lease right-of-use assets	Other non-current assets	6,857	8,678
Total lease assets		$13,319	$18,396

Liabilities	Balance Sheet Classification
Financing lease liabilities - current	Current portion of long-term debt	$3,371	$3,275
Operating lease liabilities - current	Accrued expenses and other current liabilities	1,067	1,813
Financing lease liabilities - long-term	Long-term debt	2,969	4,674
Operating lease liabilities - long-term	Other non-current liabilities	5,790	6,866
Total lease liabilities		$13,197	$16,628

Total lease costs and other lease information for the three and six months ended June 30, 2020 and 2019 included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lease cost (1)
Finance lease cost:
Amortization of leased assets	$871	$1,013	$1,741	$1,653
Interest on lease liabilities	92	214	196	258
Operating lease cost	515	191	1,094	1,330
Short-term lease cost	354	541	875	980
Total lease cost	$1,832	$1,959	$3,906	$4,221
(1) The Company had no variable lease costs or sublease income for the six months ended June 30, 2020 and 2019.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Six Months Ended June 30,
	2020	2019
Other information
Cash paid for amounts included in the measurement of lease liabilities	$3,783	$4,154
Operating cash flows from finance leases	$200	$258
Operating cash flows from operating leases	$1,969	$2,310
Financing cash flows from finance leases	$1,614	$1,586
Right-of-use assets obtained in exchange for new finance lease liabilities	$46	$750

Lease Term and Discount Rate
Weighted-average remaining lease term in months - finance leases	25.4	35
Weighted-average remaining lease term in months - operating leases	101	95.9
Weighted-average discount rate - finance leases	5.4%	4.9%
Weighted-average discount rate - operating leases	11.4%	10.9%

The Company has elected to show net instead of gross amounts for right-of-use assets and liabilities within its Condensed Consolidated Statements of Cash Flows.

The following table summarizes the maturity of the Company’s lease liabilities on an undiscounted cash flow basis and a reconciliation to the lease liabilities recognized in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2020:

	Finance Leases	Operating Leases
Lease cost
Remainder of 2020	$1,815	$993
2021	2,985	1,474
2022	1,729	1,355
2023	184	1,119
2024	—	982
Thereafter	—	4,915
Total future minimum lease payments	$6,713	$10,838
Imputed interest	(373)	(3,981)
Present value of future minimum lease payments	$6,340	$6,857

As of June 30, 2020, the Company had no leases with future commencement dates that will create significant rights or obligations for the Company.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
(10) Long-Term Debt
Long-term debt consisted of the following:

	June 30, 2020	December 31, 2019
Term Loan Credit Facility - due June 2024	$556,182	$558,991
ABL Facility - due April 2022	30,750	—
LCC Note Payable	45,000	45,000
LCC Water Treatment Obligation	8,750	9,375
Other (1)	11,098	9,295
Debt discount and issuance costs	(23,684)	(29,695)
Total long-term debt	628,096	592,966
Less current portion	(30,390)	(28,485)
Long-term debt, net of current portion	$597,706	$564,481
(1) Includes financing leases, refer to Note 9 for additional information.

Term Loan Credit Facility - due June 2024
On June 14, 2019, the Company entered into a Credit Agreement with Cantor Fitzgerald Securities, as administrative agent and collateral agent, and the other lenders party thereto (as defined therein) that provides for a senior secured term loan facility in the aggregate principal amount of $561,800 with a maturity date of June 14, 2024 (the “Term Loan Credit Facility”). Principal repayments equal to approximately $1,405 are due each March, June, September and December (commencing with September 30, 2019) with the final principal repayment installment repaid on the maturity date and in an amount equal to the aggregate principal amount outstanding on such date. The Term Loan Credit Facility bears an interest rate per annum based on the character of the loan (defined as either “Base Rate Loan” or “Eurocurrency Rate Loan”). Each loan type bears interest at a rate per annum comprised of a base rate (as defined) plus an applicable percentage (6.00% for Base Rate Loans and 7.00% for Eurocurrency Rate Loans on or prior to the second anniversary of the Closing Date and 7.00% or 8.00% thereafter (the “Applicable Rate”)). The Eurocurrency base rate is subject to a 2.00% floor. Interest accrued on each Base Rate Loan is payable in arrears on the last business day of each March, June, September and December and the maturity date. Interest accrued on each Eurocurrency Rate Loan is payable in arrears on the last day of each interest period as defined therein. As of June 30, 2020, the borrowings made under the Term Loan Credit Facility were comprised of Eurocurrency Rate Loans with an interest rate of 9.00%, calculated as the Eurocurrency rate during the period plus an applicable rate of 7.00%. As of June 30, 2020, the carrying value of the Term Loan Credit Facility was $539,594, with $5,618 classified as current, within the Condensed Consolidated Balance Sheets. As of December 31, 2019, the carrying value of the term loan credit facility was $538,765, with $5,618 classified as current, within the Condensed Consolidated Balance Sheets.

The Company used the proceeds from the Term Loan Credit Facility to repay the outstanding principal balance of $543,125 under the Amended and Restated Credit Agreement dated November 9, 2018 and fees related to such refinancing. The Company recorded a loss on modification of debt of $255, primarily related to modification fees paid under the refinance, and a loss on extinguishment of debt of $26,204, primarily related to the write-off of outstanding debt discounts and unamortized debt issuance costs under the Amended and Restated Credit Agreement dated November 9, 2018, which are recorded in loss on modification and extinguishment of debt within the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019.

All obligations under the Term Loan Credit Facility are substantially guaranteed by the Company’s existing wholly owned domestic subsidiaries, and are required to be guaranteed by the Company’s future wholly owned domestic subsidiaries. Certain obligations under the Term Loan Facility are secured by a senior lien, subject to certain exceptions (including the ABL Priority Collateral described below), by substantially all of the Company’s assets and the assets of the Company’s subsidiary guarantors (“Term Loan Priority Collateral”), in each case subject to exceptions. The obligations under the Term Loan Credit Facility are also secured by a junior lien, again subject to certain exceptions, against the ABL Priority Collateral. The Term Loan Facility contains negative and affirmative covenants including certain financial covenants that are more flexible than the covenants on the Amended and Restated Credit Agreement dated November 9, 2018. The Company was in compliance with all covenants under this agreement as of June 30, 2020.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
Amended and Restated Asset-Based Revolving Credit Agreement

On November 9, 2018, the Company entered into the Amended and Restated Asset-Based Revolving Credit Agreement which includes a senior secured asset-based revolving credit facility (the “ABL Facility”). Under the ABL Facility, the Company may borrow cash from the Lenders (as defined therein) or cause the L/C Issuers (as defined therein) to issue letters of credit, on a revolving basis, in an aggregate amount of up to $225,000, of which no more than $200,000 may be drawn through letters of credit. Any borrowings under the ABL Facility will have a maturity date of April 3, 2022 and will bear interest based on the character of the loan (defined as either “Base Rate Loan” or “Eurocurrency Rate Loan”) plus an applicable rate ranging from 1.00% to 1.50% for Base Rate Loans and 2.00% to 2.50% for Eurocurrency Rate Loans, depending on the amount of credit available. Pursuant to terms of the Amended and Restated Asset-Based Revolving Credit Agreement at each notice period, the Company elects the character of the loan, the interest period, and may provide notice of continuation or conversion of the borrowed principal amount with the ability to repay the borrowed principal amount in advance of the maturity date without penalty. On March 20, 2020, the Company borrowed $57,500 principal amount under the ABL Facility. The funds were borrowed to augment the Company’s short-term operational flexibility in the face of uncertainty created by the current spread of the COVID-19 virus and its potential effects (see further discussion in Note 1). As of June 30, 2020, the borrowings made under the ABL Facility were comprised of Eurocurrency Rate Loans with an interest rate of 3.46%, calculated as the Eurocurrency rate during the period plus an applicable rate of 2.25%; the borrowings will be subject to a continuation or conversion election of both the applicable rate selection and the interest period determination on September 20, 2020. As of June 30, 2020, the carrying value of the ABL Facility was $30,750 with all amounts classified as non-current within the Condensed Consolidated Balance Sheets based on the maturity date of the ABL Facility. As of December 31, 2019, the Company had no borrowings under the ABL Facility.
Any letters of credit issued under the ABL Facility will bear a commitment fee rate ranging from 0.25% to 0.375% depending on the amount of availability per terms of the agreement, and a fronting fee of 0.25% of the face amount under each letter of credit, payable to the ABL Facility’s administrative agent. As of June 30, 2020 and December 31, 2019, the Company had $121,726 and $99,876 letters of credit outstanding under the ABL Facility, respectively.
The Amended and Restated Asset-Based Revolving Credit Agreement, as amended, and related documents contain negative and affirmative covenants including certain financial covenants. The Company was in compliance with all covenants under these agreements as of June 30, 2020.

LCC Note Payable

The Lexington Coal Company (“LCC”) Note Payable has no stated interest rate and an imputed interest rate of 12.45%. The carrying value of the LCC Note Payable was $40,214 and $37,695, with $17,500 and $17,500 reported within the current portion of long-term debt as of June 30, 2020 and December 31, 2019, respectively.

LCC Water Treatment Stipulation

The LCC Water Treatment Stipulation has no stated interest rate and an imputed interest rate of 13.12%. The carrying value of the LCC Water Treatment Stipulation was $7,073 and $7,211, with $2,500 and $1,875 reported within the current portion of long-term debt as of June 30, 2020 and December 31, 2019, respectively.

(11) Acquisition-Related Obligations
Acquisition-related obligations consisted of the following:

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	June 30, 2020	December 31, 2019
Contingent Revenue Obligation	$20,668	$52,427
Environmental Settlement Obligations	14,241	16,305
Reclamation Funding Liability	12,000	12,000
UMWA Funds Settlement Liability	4,000	4,000
Discount	(2,607)	(4,834)
Total acquisition-related obligations	48,302	79,898
Less current portion	(30,019)	(33,639)
Acquisition-related obligations, net of current portion	$18,283	$46,259

Contingent Revenue Obligation

As of June 30, 2020 and December 31, 2019 the carrying value of the Contingent Revenue Obligation was $20,668 and $52,427, with $9,922 and $14,646 classified as current, respectively, classified as an acquisition-related obligation in the Condensed Consolidated Balance Sheets. Refer to Note 13 for further disclosures related to the fair value assignment and methods used.

During the second quarter of 2020, the Company paid $15,084, including $374 of unclaimed unsecured claims distributions, pursuant to terms of the Contingent Revenue Obligation.

Environmental Settlement Obligations

As of June 30, 2020 and December 31, 2019, the carrying value of the Environmental Settlement Obligations was $12,416 and $13,594, net of discounts of $1,825 and $2,711, with $6,245 and $6,185 classified as current, respectively, all of which was classified as an acquisition-related obligation in the Condensed Consolidated Balance Sheets.

Reclamation Funding Agreement

As of June 30, 2020 and December 31, 2019, the carrying value of the Funding of Restricted Cash Reclamation liability was $11,852 and $10,808, net of discounts of $148 and $1,192, with $11,852 and $10,808 classified as current, respectively, all of which was classified as an acquisition-related obligation in the Condensed Consolidated Balance Sheets.

(12) Asset Retirement Obligations

The following table summarizes the changes in asset retirement obligations for the six months ended June 30, 2020:

Total asset retirement obligations at December 31, 2019	$224,704
Accretion for the period	14,679
Sites added during the period	621
Revisions in estimated cash flows (1)	13,244
Expenditures for the period	(11,047)
Total asset retirement obligations at June 30, 2020	242,201
Less current portion (2)	(35,200)
Long-term portion	$207,001
(1) The revisions in estimated cash flows resulted from changes in mine plans primarily associated with the strategic actions impacting certain mines during the three months ended June 30, 2020 of which approximately $3,100 was recorded to depreciation, depletion and amortization. Refer to Note 8.
(2) Included within accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheets.

(13) Fair Value of Financial Instruments and Fair Value Measurements

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
The estimated fair values of financial instruments are determined based on relevant market information. These estimates involve uncertainty and cannot be determined with precision.
The carrying amounts for cash and cash equivalents, trade accounts receivable, net, prepaid expenses and other current assets, short-term and long-term restricted cash, short-term and long-term deposits, trade accounts payable, and accrued expenses and other current liabilities approximate fair value as of June 30, 2020 and December 31, 2019 due to the short maturity of these instruments.
The following tables set forth by level, within the fair value hierarchy, the Company’s long-term debt at fair value as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term Loan Credit Facility - due June 2024	$539,594	$366,524	$366,524	$—	$—
ABL Facility - due April 2022	30,750	27,717	—	—	27,717
LCC Note Payable	40,214	34,021	—	—	34,021
LCC Water Treatment Obligation	7,073	5,281	—	—	5,281
Total long-term debt	$617,631	$433,543	$366,524	$—	$67,019

	December 31, 2019
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term Loan Credit Facility - due June 2024	$538,765	$461,402	$461,402	$—	$—
LCC Note Payable	37,695	33,884	—	—	33,884
LCC Water Treatment Obligation	7,211	6,280	—	—	6,280
Total long-term debt	$583,671	$501,566	$461,402	$—	$40,164
(1) Net of debt discounts and debt issuance costs.

The following tables set forth by level, within the fair value hierarchy, the Company’s acquisition-related obligations at fair value as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
UMWA Funds Settlement Liability	$3,367	$2,867	$—	$—	$2,867
Reclamation Funding Liability	11,852	11,708	—	—	11,708
Environmental Settlement Obligations	12,416	10,101	—	—	10,101
Total acquisition-related obligations	$27,635	$24,676	$—	$—	$24,676

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
(1) Net of discounts.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial and non-financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2020 and December 31, 2019. Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the determination of fair value for assets and liabilities and their placement within the fair value hierarchy levels.

	June 30, 2020
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent Revenue Obligation	$20,668	$—	$—	$20,668
Trading securities	$27,413	$20,973	$6,440	$—

	December 31, 2019
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent Revenue Obligation	$52,427	$—	$—	$52,427
Trading securities	$13,508	$5,506	$8,002	$—

The following tables are a reconciliation of the financial and non-financial assets and liabilities that were accounted for at fair value on a recurring basis and that were categorized within Level 3 of the fair value hierarchy:

	December 31, 2019	Payments	Loss (Gain) Recognized in Earnings (1)	Transfer In (Out) of Level 3 Fair Value Hierarchy	June 30, 2020
Contingent Revenue Obligation	$52,427	$(14,710)	$(17,049)	$—	$20,668
(1) The gain recognized in earnings resulted primarily from a change in the forecasted future revenue associated with this obligation and an increase in annual volatility as of June 30, 2020.

	December 31, 2018	Payments	Measurement Period Adjustments	Loss (Gain) Recognized in Earnings	Transfer In (Out) of Level 3 Fair Value Hierarchy	June 30, 2019
Contingent Revenue Obligation	$59,880	$(9,627)	5,738	$2,950	$—	$58,941

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

Level 3 Fair Value Measurements

ABL Facility - due April 2022 - Observable transactions are not available to aid in determining the fair value of this item. Therefore, the fair value was derived by using the expected present value approach in which estimated cash flows are discounted using a risk-free interest rate adjusted for credit risk (discount rate of approximately 10%) as of June 30, 2020.

LCC Note Payable, LCC Water Treatment Obligation, UMWA Funds Settlement Liability, Environmental Settlement Obligations and Reclamation Funding Liability - Observable transactions are not available to aid in determining the fair value of these items. Therefore, the fair value was derived by using the expected present value approach in which estimated cash flows are discounted using a risk-free interest rate adjusted for credit risk (discount rates of approximately 35% and 21% as of June 30, 2020 and December 31, 2019, respectively).

Contingent Revenue Obligation - The fair value of the contingent revenue obligation was estimated using a Black-Scholes pricing model and is marked to market at each reporting period with changes in value reflected in earnings. The inputs included in the Black-Scholes pricing model are the Company's forecasted future revenue, the stated royalty rate, the remaining periods in the obligation; annual risk-free interest rate based on the U.S. Constant Maturity Treasury Curve and annualized volatility. The annualized volatility was calculated by observing volatilities for comparable companies with adjustments for the Company's size and leverage. The range of significant unobservable inputs used to value the contingent revenue obligation as of June 30, 2020 and December 31, 2019, are set forth in the following table:

	June 30, 2020	December 31, 2019
Forecasted future revenue	$0.83 - $0.84 billion	$1.1 - $1.2 billion
Stated royalty rate	1.0% - 1.5%	1.0% - 1.5%
Annualized volatility	13.9% - 30.4% (25.0%)	9.4% - 28.1% (19.9%)

(14) Income Taxes

For the six months ended June 30, 2020, the Company recorded income tax benefit of $2,155 on a loss from continuing operations before income taxes of $280,264. The income tax benefit differs from the expected statutory amount primarily due to the increase in the valuation allowance, partially offset by the permanent impact of percentage depletion deductions, the impact of state income taxes, net of federal tax impact, and the recording of a discrete tax benefit related to the refundability of previously sequestered AMT Credits. The discrete income tax benefit of the previously sequestered AMT Credits is $2,123 and was recorded during the three months ended March 31, 2020. As of June 30, 2020, the Company anticipates that no current federal income tax liability will be generated in 2020. For the six months ended June 30, 2019, the Company recorded income tax benefit of $5,778 on income from continuing operations before income taxes of $26,512. The income tax expense differs from the expected statutory amount primarily due to the permanent impact of percentage depletion and stock-based compensation deductions and the reduction in the valuation allowance.

During the six months ended June 30, 2020, the Company recorded an increase of $74,694 to its deferred tax asset valuation allowance. The increase in the valuation allowance results from an increase in deferred tax assets for which the Company is unable to support realization. The Company currently is relying primarily on the reversal of taxable temporary

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
differences, along with consideration of taxable income via carryback to prior years and tax planning strategies, to support the realization of deferred tax assets. For each reporting period, the Company updates its assessment regarding the realizability of its deferred tax assets, including scheduling the reversal of its deferred tax assets and liabilities, to determine the amount of valuation allowance needed. Scheduling the reversal of deferred tax asset and liability balances requires judgment and estimation. The Company believes the deferred tax liabilities relied upon as future taxable income in its assessment will reverse in the same period and jurisdiction and are of the same character as the temporary differences giving rise to the deferred tax assets that will be realized. The valuation allowance recorded represents the portion of deferred tax assets for which the Company is unable to support realization through the methods described above.

On March 27, 2020, the CARES Act was enacted into law. As a result of the CARES Act, the Company expects that AMT Credits of $68,252 will be fully refunded during the year ended December 31, 2020. As of June 30, 2020 and December 31, 2019, the Company classified the current portion of AMT Credit refunds receivable of $67,131 and $33,065, respectively, within prepaid expenses and other current assets on the Company’s Condensed Consolidated Balance Sheets.

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
Pension

Effective as of the September 30, 2019 adjusted funding target attainment percentage certification date under Section 436 of the Internal Revenue Code, certain lump sum benefit restrictions were lifted for one of the qualified non-contributory defined benefit pension plans, allowing certain eligible participants the option to elect to receive lump sum benefits which resulted in a partial plan settlement and the accelerated recognition of a portion of the accumulated other comprehensive loss during the three and six months ended June 30, 2020. Refer to the table below for further information on the partial plan settlement.

The following table details the components of the net periodic benefit for pension obligations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest cost	$4,656	$6,677	$9,391	$13,293
Expected return on plan assets	(6,748)	(7,015)	(13,560)	(14,021)
Amortization of net actuarial loss	521	190	990	398
Settlement	63	—	1,230	—
Net periodic benefit	$(1,508)	$(148)	$(1,949)	$(330)

Black Lung

The following table details the components of the net periodic expense for black lung obligations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Service cost	$585	$403	$1,164	$807
Interest cost	848	909	1,746	1,819
Expected return on plan assets	(13)	(16)	(26)	(32)
Amortization of net actuarial loss	419	45	750	90
Net periodic expense	$1,839	$1,341	$3,634	$2,684

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

As a result of the strategic actions impacting certain mines during the three months ended June 30, 2020 (refer to Note 8), black lung obligations were revalued for curtailment and remeasured with an updated discount rate as of May 31, 2020, which resulted in an increase in the liability for black lung obligations of approximately $7,400 with the offset to accumulated other comprehensive loss and a slight increase in net periodic expense to be recognized subsequent to the remeasurement date.

Life Insurance Benefits

The following table details the components of the net periodic expense for life insurance benefit obligations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest cost	$85	$106	$169	$212
Amortization of net actuarial gain	(12)	(26)	(24)	(52)
Net periodic expense	$73	$80	$145	$160

Defined Contribution and Profit Sharing Plans

The Company sponsors defined contribution plans to assist its eligible employees in providing for retirement. Generally, under the terms of these plans, employees make voluntary contributions through payroll deductions and the Company makes matching and/or discretionary contributions, as defined by each plan. The Company’s total contributions to these plans for the three months ended June 30, 2020 and 2019 was $643 and $3,767, respectively. The Company’s total contributions to these plans for the six months ended June 30, 2020 and 2019 was $5,892 and $19,303, respectively.

During the three months ended June 30, 2020, the Company’s matching contributions under the Contura Energy 401(k) Retirement Savings Plan were suspended due to current market conditions.

Self-Insured Medical Plan

The Company is self-insured for health insurance coverage for all of its active employees. Estimated liabilities for health and medical claims are recorded based on the Company’s historical experience and include a component for incurred but not paid claims. During the three months ended June 30, 2020 and 2019, the Company incurred total expenses of $14,211 and $18,859, respectively, which primarily includes claims processed and an estimate for claims incurred but not paid. During the six months ended June 30, 2020 and 2019, the Company incurred total expenses of $31,103 and $37,897, respectively, which primarily includes claims processed and an estimate for claims incurred but not paid.

(16) Related Party Transactions
There were no material related party transactions for the six months ended June 30, 2020.

On June 14, 2019 the Company entered into a Credit Agreement which provides for the Term Loan Credit Facility as provided by a group of existing shareholders as of the agreement date. Refer to Note 10 for additional disclosures.

On July 19, 2019, in association with the Blackjewel Chapter 11 bankruptcy filing, the U.S. Bankruptcy Court approved debtor-in-possession (“DIP”) financing of $2,900 with DIP lenders, Highbridge Capital Management, LLC and Whitebox Advisors LLC, shareholders of the Company. The Company entered into an arrangement on July 19, 2019 to purchase the obligations under the DIP financing at the request of the lenders thereunder pursuant to certain terms and conditions.

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
Coal royalty expense was $16,976 and $27,305 for the three months ended June 30, 2020 and 2019, respectively. Coal royalty expense was $35,916 and $51,251 for the six months ended June 30, 2020 and 2019, respectively.

Minimum royalty obligations under coal leases total $5,890, $15,974, $14,081, $13,064, $11,110, and $46,274 for the remainder of 2020, 2021, 2022, 2023, 2024, and after 2024, respectively.

Other Commitments

The Company has obligations under certain coal purchase agreements that contain minimum quantities to be purchased in the remainder of 2020 totaling an estimated $10,686. The Company has obligations under certain coal transportation agreements that contain minimum quantities to be shipped in 2021 totaling $23,897. The Company also has obligations under certain equipment purchase agreements that contain minimum quantities to be purchased in the remainder of 2020, 2021, 2022, and 2024 totaling $20,489, $12,890, $279, and $1,417, respectively.
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
Future Federal Income Tax Refunds

As of June 30, 2020, the Company has recorded $67,131 of federal income tax receivable related to AMT Credits. In addition, the Company has recorded a non-current federal income tax receivable of $64,160 and associated interest receivable of $5,039 related to an NOL carryback claim. Because the federal government was a creditor in the Alpha Natural Resources, Inc. (“Predecessor Alpha”) bankruptcy proceedings, it is possible that the federal government could withhold some or all of the tax refund attributable to the NOL carryback claim and the refundable AMT Credits and assert a right to set off the tax refund, refundable credits, and associated interest receivable against its prepetition bankruptcy claims.

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

As of June 30, 2020, the Company had outstanding surety bonds with a total face amount of $395,890 to secure various obligations and commitments. To secure the Company’s reclamation-related obligations, the Company currently has $95,877 of collateral supporting these obligations.

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

Amounts included in restricted cash represent cash deposits primarily invested in interest bearing accounts that are restricted as to withdrawal as required by certain agreements entered into by the Company and provide collateral for securing the following obligations which have been written on the Company’s behalf:

	June 30, 2020	December 31, 2019
Workers' compensation	$39,135	$38,944
Black lung	12,768	12,706
Reclamation-related obligations	55,019	67,868
Financial guarantees and other	3,008	3,006
Contingent revenue obligation escrow	3,720	12,363
Total restricted cash	113,650	134,887
Less current portion (1)	(3,720)	(12,363)
Restricted cash, net of current portion	$109,930	$122,524
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

Amounts included in restricted investments consist of certificates of deposit, mutual funds, and U.S. treasury bills that are restricted as to withdrawal as required by certain agreements entered into by the Company and provide collateral for securing the following obligations which have been written on the Company’s behalf:

	June 30, 2020	December 31, 2019
Workers' compensation	$3,131	$3,100
Reclamation-related obligations	26,715	18,786
Total restricted investments (1), (2)	$29,846	$21,886
(1) Included within other non-current assets on the Company’s Condensed Consolidated Balance Sheets.
(2) As of June 30, 2020 and December 31, 2019, respectively, $27,413 and $13,508 are classified as trading securities and $2,433 and $8,378 are classified as held-to-maturity securities.

Deposits represent cash deposits held at third parties as required by certain agreements entered into by the Company to provide cash collateral to secure the following obligations which have been written on the Company’s behalf:

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	June 30, 2020	December 31, 2019
Reclamation-related obligations	$14,143	$8,887
Other operating agreements	1,459	1,836
Total deposits (1)	$15,602	$10,723
(1) Included within prepaid expenses and other current assets and other non-current assets on the Company’s Condensed Consolidated Balance Sheets.

Letters of Credit

As of June 30, 2020, the Company had $121,726 letters of credit outstanding under the Amended and Restated Asset-Based Revolving Credit Agreement. Additionally, as of June 30, 2020, the Company had $14,242 letters of credit outstanding under the Amended and Restated Letter of Credit Agreement dated November 9, 2018 between ANR, Inc. and Citibank, N.A. and $613 letters of credit outstanding under the Credit and Security Agreement dated June 30, 2017, and related amendments, between ANR, Inc. and First Tennessee Bank National Association.

DCMWC Reauthorization Process

In July 2019, the U.S. Department of Labor (Division of Coal Mine Workers’ Compensation or “DCMWC”) began implementing a new authorization process for all self-insured coal mine operators. As requested by the DCMWC, the Company filed an application and supporting documentation for reauthorization to self-insure certain of its black lung obligations in October 2019. As a result of this application, the DCMWC notified the Company in a letter dated February 21, 2020 that the Company was reauthorized to self-insure certain of its black lung obligations for a period of one-year from February 21, 2020. The DCMWC reauthorization is contingent, however, upon the Company’s providing collateral of $65,700 to secure certain of its black lung obligations. This proposed collateral requirement is an increase from the approximate $2,600 in collateral that the Company currently provides to secure these self-insured black lung obligations. The reauthorization process provided the Company with the right to appeal the security determination in writing within 30 days of the date of the notification, which appeal period the DCMWC agreed to extend to May 22, 2020. The Company exercised this right of appeal in connection with the substantial increase in the amount of required collateral. If the Company’s appeal is unsuccessful, the Company may be required to provide additional letters of credit to receive the self-insurance reauthorization from the DCMWC or alternatively insure these black lung obligations through a third party provider that would likely also require the Company to provide collateral. Either of these outcomes could potentially reduce the Company’s liquidity.

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

(18) Segment Information
The Company extracts, processes and markets met and thermal coal from surface and deep mines for sale to steel and coke producers, industrial customers, and electric utilities. The Company conducts mining operations only in the United States with mines in Central and Northern Appalachia. As of June 30, 2020, the Company has three reportable segments: CAPP - Met, CAPP - Thermal, and NAPP. CAPP - Met consists of four active mines and two preparation plants in Virginia, eighteen active mines and five preparation plants in West Virginia, as well as expenses associated with certain idled/closed mines. CAPP - Thermal consists of three active mines and two preparation plants in West Virginia, as well as expenses associated with certain

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
idled/closed mines. NAPP consists of one active mine in Pennsylvania and one preparation plant, as well as expenses associated with one closed mine. Prior to the third quarter of 2019, the Company had four reportable segments: CAPP - Met, CAPP - Thermal, NAPP, and Trading and Logistics. As a result of the changes in key operating personnel during the third quarter of 2019 including changes to the Company’s Chief Operating Decision Maker (“CODM”), the Company was required to re-evaluate its previous conclusions with respect to its segment reporting during the period. To conform to the current period reportable segments presentation, the prior periods have been restated to reflect the change in reportable segments.
In addition to the three reportable segments, the All Other category includes general corporate overhead and corporate assets and liabilities and the elimination of certain intercompany activity.
The operating results of these reportable segments are regularly reviewed by the CODM, who is the Chief Executive Officer of the Company.
Segment operating results and capital expenditures for the three months ended June 30, 2020 were as follows:

	Three Months Ended June 30, 2020
	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Total revenues	$316,534	$36,313	$57,986	$1,005	$411,838
Depreciation, depletion, and amortization	$38,800	$7,260	$2,172	$1,030	$49,262
Amortization of acquired intangibles, net	$2,759	$(903)	$215	$25	$2,096
Adjusted EBITDA	$17,617	$2,492	$9,036	$(12,242)	$16,903
Capital expenditures	$27,647	$2,504	$10,873	$507	$41,531

Segment operating results and capital expenditures for the three months ended June 30, 2019 were as follows:

	Three Months Ended June 30, 2019
	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Total revenues	$494,525	$82,035	$78,928	$718	$656,206
Depreciation, depletion, and amortization	$38,829	$16,502	$6,522	$961	$62,814
Amortization of acquired intangibles, net	$3,870	$(4,213)	$—	$—	$(343)
Adjusted EBITDA	$123,051	$11,034	$21,298	$(14,631)	$140,752
Capital expenditures	$28,106	$5,190	$8,204	$1,298	$42,798

Segment operating results and capital expenditures for the six months ended June 30, 2020 were as follows:

	Six Months Ended June 30, 2020
	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Total revenues	$679,293	$75,581	$125,543	$1,881	$882,298
Depreciation, depletion, and amortization	$80,522	$12,109	$9,021	$2,075	$103,727
Amortization of acquired intangibles, net	$5,340	$(2,998)	$569	$50	$2,961
Adjusted EBITDA	$86,821	$304	$13,395	$(23,377)	$77,143
Capital expenditures	$60,781	$5,584	$24,169	$556	$91,090

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

Segment operating results and capital expenditures for the six months ended June 30, 2019 were as follows:

	Six Months Ended June 30, 2019
	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Total revenues	$967,328	$145,266	$151,304	$1,422	$1,265,320
Depreciation, depletion, and amortization	$75,502	$30,614	$13,149	$4,820	$124,085
Amortization of acquired intangibles, net	$1,050	$(8,782)	$706	$—	$(7,026)
Adjusted EBITDA	$224,683	$6,751	$26,052	$(33,352)	$224,134
Capital expenditures	$57,692	$7,659	$16,203	$2,328	$83,882

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended June 30, 2020:

	Three Months Ended June 30, 2020
	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Net loss from continuing operations	$(26,987)	$(25,830)	$(156,092)	$(29,392)	$(238,301)
Interest expense	(376)	2	(504)	19,692	18,814
Interest income	(2)	—	(4)	(5,527)	(5,533)
Income tax expense	—	—	—	33	33
Depreciation, depletion and amortization	38,800	7,260	2,172	1,030	49,262
Non-cash stock compensation expense	(94)	1	—	1,137	1,044
Mark-to-market adjustment - acquisition-related obligations	—	—	—	(2,052)	(2,052)
Accretion on asset retirement obligations	3,517	2,267	769	751	7,304
Asset impairment and restructuring (1)	—	19,695	162,480	1,998	184,173
Loss on partial settlement of benefit obligations	—	—	—	63	63
Amortization of acquired intangibles, net	2,759	(903)	215	25	2,096
Adjusted EBITDA	$17,617	$2,492	$9,036	$(12,242)	$16,903
(1) Asset impairment and restructuring for the three months ended June 30, 2020 includes long-lived asset impairments of $161,738 and restructuring expense of $22,435 as a result of continued weakening coal prices and the strategic actions with respect to two thermal coal mining complexes. Refer to Note 8 for further information.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended June 30, 2019:

	Three Months Ended June 30, 2019
	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Net income (loss) from continuing operations	$70,600	$(3,932)	$13,771	$(56,139)	$24,300
Interest expense	194	6	—	15,877	16,077
Interest income	(4)	—	(11)	(1,870)	(1,885)
Income tax benefit	—	—	—	(1,000)	(1,000)
Depreciation, depletion and amortization	38,829	16,502	6,522	961	62,814
Merger-related costs	—	—	—	156	156
Non-cash stock compensation expense	376	5	—	(927)	(546)
Mark-to-market adjustment - acquisition-related obligations	—	—	—	1,014	1,014
Accretion on asset retirement obligations	2,327	2,666	1,016	838	6,847
Loss on modification and extinguishment of debt	—	—	—	26,459	26,459
Asset impairment (1)	5,826	—	—	—	5,826
Cost impact of coal inventory fair value adjustment (2)	1,033	—	—	—	1,033
Amortization of acquired intangibles, net	3,870	(4,213)	—	—	(343)
Adjusted EBITDA	$123,051	$11,034	$21,298	$(14,631)	$140,752
(1) Asset impairment primarily related to the write-off of prepaid purchased coal from Blackjewel as a result of Blackjewel’s Chapter 11 bankruptcy filing on July 1, 2019.
(2) The cost impact of the coal inventory fair value adjustment as a result of the Alpha Merger was completed during the three months ended June 30, 2019.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the six months ended June 30, 2020:

	Six Months Ended June 30, 2020
	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Net loss from continuing operations	$(38,451)	$(33,896)	$(159,132)	$(46,630)	$(278,109)
Interest expense	(1,306)	4	(1,074)	38,795	36,419
Interest income	(60)	—	(14)	(6,437)	(6,511)
Income tax benefit	—	—	—	(2,155)	(2,155)
Depreciation, depletion and amortization	80,522	12,109	9,021	2,075	103,727
Non-cash stock compensation expense	305	8	—	2,809	3,122
Mark-to-market adjustment - acquisition-related obligations	—	—	—	(17,049)	(17,049)
Accretion on asset retirement obligations	7,019	4,619	1,539	1,502	14,679
Asset impairment and restructuring (1)	32,951	20,453	162,480	1,998	217,882
Management restructuring costs (2)	501	5	6	435	947
Loss on partial settlement of benefit obligations	—	—	—	1,230	1,230
Amortization of acquired intangibles, net	5,340	(2,998)	569	50	2,961
Adjusted EBITDA	$86,821	$304	$13,395	$(23,377)	$77,143

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
(1) Asset impairment and restructuring for the six months ended June 30, 2020 includes long-lived asset impairments of $195,447 and restructuring expense of $22,435 as a result of continued weakening coal prices and the strategic actions with respect to two thermal coal mining complexes. Refer to Note 8 for further information.
(2) Management restructuring costs are related to severance expense associated with senior management changes during the three months ended March 31, 2020.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the six months ended June 30, 2019:

	Six Months Ended June 30, 2019
	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Net income (loss) from continuing operations	$140,984	$(23,337)	$10,186	$(95,543)	$32,290
Interest expense	222	10	1	30,999	31,232
Interest income	(8)	—	(23)	(3,790)	(3,821)
Income tax benefit	—	—	—	(5,778)	(5,778)
Depreciation, depletion and amortization	75,502	30,614	13,149	4,820	124,085
Merger related costs	—	—	—	987	987
Non-cash stock compensation expense	779	57	—	3,889	4,725
Mark-to-market adjustment - acquisition-related obligations	—	—	—	2,950	2,950
Accretion on asset retirement obligations	4,660	4,731	2,033	1,655	13,079
Loss on modification and extinguishment of debt	—	—	—	26,459	26,459
Asset impairment (1)	5,826	—	—	—	5,826
Cost impact of coal inventory fair value adjustment (2)	4,751	3,458	—	—	8,209
Gain on assets acquired in an exchange transaction (3)	(9,083)	—	—	—	(9,083)
Amortization of acquired intangibles, net	1,050	(8,782)	706	—	(7,026)
Adjusted EBITDA	$224,683	$6,751	$26,052	$(33,352)	$224,134
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

The Company markets produced, processed and purchased coal to customers in the United States and in international markets, primarily India, Brazil, Turkey, Netherlands, and Ukraine. Export coal revenues were the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total coal revenues	$410,614	$653,828	$878,981	$1,260,788
Export coal revenues (1)	$252,273	$362,838	$509,011	$706,144
Export coal revenues as % of total coal revenues	61%	55%	58%	56%

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
(1) The amounts for the three months ended June 30, 2020 include $60,457 and $46,193 of export coal revenues from external customers in India and Brazil, respectively, recorded within the CAPP - Met, CAPP - Thermal, and NAPP segments. The amounts for the three months ended June 30, 2019 include $71,991 of export coal revenues from external customers in India, recorded within the CAPP - Met, CAPP - Thermal, and NAPP segments. The amounts for the six months ended June 30, 2020 include $116,442 and $96,773 of export coal revenues from external customers in India and Brazil, respectively, recorded within the CAPP - Met, CAPP - Thermal, and NAPP segments. The amounts for the six months ended June 30, 2019 include $197,589 of export coal revenues from external customers in India recorded within the CAPP - Met, CAPP - Thermal, and NAPP segments. Revenue is tracked within the Company’s accounting records based on the product destination.

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

ESM Transaction. The sale by Blackjewel L.L.C. (“Blackjewel”) of the Eagle Butte and Belle Ayr mines located in Wyoming (the “Western Mines” or “Western Assets”) to Eagle Specialty Materials (“ESM”), an affiliate of FM Coal, LLC on October 18, 2019. The ESM Transaction was approved by the United States Bankruptcy Court for the Southern District of West Virginia (the “Bankruptcy Court”) pursuant to an order on October 4, 2019. The Company was the former owner of the Western Assets, having sold them to Blackjewel in December 2017.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides a narrative of our results of operations and financial condition for the three and six months ended June 30, 2020 and 2019. The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and related notes and risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2019.
COVID-19 Pandemic

In the first quarter of 2020, the COVID-19 virus was declared a pandemic by the World Health Organization. The COVID-19 pandemic has had negative impacts on our business, results of operations, financial condition and cash flows. A continued period of reduced demand for our products could have significant adverse consequences. The full extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, its impact on our customers and suppliers and the range of governmental and community reactions to the pandemic, which are still uncertain and cannot be fully predicted at this time.

Our current view of the impacts of COVID-19 to our customers and suppliers is discussed below in the Market Overview section. Additionally, refer to Note 1 for further discussion of the COVID-19 pandemic impacts to our business and Note 8 for discussion of certain strategic actions with respect to two of our thermal coal mining complexes in an effort to strengthen our financial performance.

All of our coal mining operations have been classified as essential in the states in which we operate. Health and safety is a core value of our company and is the foundation for how we manage every aspect of our business and we have therefore implemented policies, procedures and prevention measures to protect our employees during the COVID-19 pandemic. These policies, procedures and prevention measures include, but are not limited to, employee communications on COVID-19 monitoring and precautionary measures, enhanced cleaning and sterilization practices, limiting contractor access to our properties, limiting business travel, implementing social distancing measures by staggering shift times, limiting in-person meetings and meeting sizes, and remote work arrangements. We will continue to evaluate these policies, procedures and precautionary measures for further enhancements as necessary.

Market Overview

The metallurgical coal market continued to exhibit weakness through the second quarter of 2020, primarily driven by the impacts of the COVID-19 pandemic. The global price deterioration accelerated in late March 2020 with metallurgical coal prices declining. Atlantic High-Vol A indices averaged nearly $111 per metric ton in June, down from $124 per metric ton in April. After temporarily stabilizing in late June and early July, the Atlantic High-Vol A index declined further to $109 per metric ton as domestic steelmakers continued operating at reduced levels while international markets have experienced modest growth. In the seaborne market, European steel production is slowly improving as COVID-19 lockdowns are being lifted. However, we are also entering the typically slow summer season for steel shipments. We also expect India to start showing a modest rebound from their COVID-19 lockdowns.

On the supply side, Australian production has remained fairly steady, while the U.S. domestic producers have idled mines and operated on reduced schedules due to weak demand. Global manufacturing and industrial production experienced significant, rapid reduction resulting in a material demand shock to steel and metallurgical coal demand. According to the World Steel Association (“WSA”), June crude steel production declined seven percent globally with Europe declining nearly 25% and the U.S. declining approximately 35% due to the COVID-19 lockdowns. In their June Short Range Outlook, WSA forecasts global steel demand to decline 6.4% in 2020, returning to 3.8% growth in 2021 with EU and NAFTA regions driving that growth. We remain focused on being nimble in meeting the uncertain demand and will adjust our production profile as needed.

Our second quarter 2020 results were impacted by our steel customers’ slowdowns and shutdowns and our utility customers’ lower power demand and high coal inventory levels, attributable in part to the concern around the global economic impact of the COVID-19 pandemic. On April 3, 2020, we announced temporary operational changes with the majority of our operations idled for a period of approximately 30 days in response to these market conditions. As of May 4, 2020, all Company sites were back to nearly normal staffing levels and operating capacity with additional precautions in place to help reduce the risk of exposure to COVID-19. We continue to evaluate market conditions amid the continuing uncertainty and reduced demand for coal and have adjusted our operations accordingly.

Throughout the second quarter of 2020, we received force majeure notices, operation curtailment notices, notices exercising reduced volume options, and volume deferral requests from some of our metallurgical and thermal coal customers who asserted, for the most part, government shutdown orders and/or the effects of the COVID-19 pandemic generally. Several of these customers have subsequently delivered force majeure lift or cessation notices. In many cases where shipments were missed, we expect that the shipments will be made up upon cessation of the alleged force majeure condition. We are beginning to see slowly improving demand for steel in our markets, which we believe will lead to improved demand for metallurgical coal. We expect the next few months will remain challenging, however, as steel mills work off coke inventories and spot sales opportunities are limited and subject to heavy competition. It appears that metallurgical coal markets may not improve until late 2020 or early 2021. On the thermal coal side, many utility customers are experiencing average or better summer cooling demand, which should help to reduce inventory overhang. Due to the uncertainty around the timing of economic stabilization and recovery, however, our ability to estimate the extent or timing of future metallurgical or thermal customer coal demand is limited.

We have not experienced any significant supply chain disruptions due to the COVID-19 pandemic. As a result of the overall decline in coal production, we have observed an inventory increase of certain mining supplies across the coal market, resulting in some market share competition among vendors. We will continue to monitor these developments closely.

Business Overview

We are a large-scale provider of met and thermal coal to a global customer base, operating high-quality, cost-competitive coal mines across two major U.S. coal basins (CAPP and NAPP). As of June 30, 2020, our operations consisted of twenty-six active mines and ten coal preparation and load-out facilities, with approximately 4,020 employees. We produce, process, and sell met coal and thermal coal from operations located in Virginia, West Virginia and Pennsylvania. We also sell coal produced by others, some of which is processed and/or blended with coal produced from our mines prior to resale, with the remainder purchased for resale. As of December 31, 2019, we had 1.3 billion tons of reserves, including 861.0 million tons of proven reserves and 469.9 million tons of probable reserves.

For the three months ended June 30, 2020 and 2019, sales of met coal were 3.3 million tons and 3.4 million tons, respectively, and accounted for approximately 64.0% and 53.1%, respectively, of our coal sales volume. Sales of thermal coal were 1.8 million tons and 3.0 million tons, respectively, and accounted for approximately 36.0% and 46.9%, respectively, of our coal sales volume. For the six months ended June 30, 2020 and 2019, sales of met coal were 6.6 million tons and 6.5 million tons, respectively, and accounted for approximately 62.0% and 52.8%, respectively, of our coal sales volume. Sales of thermal coal were 4.0 million tons and 5.8 million tons, respectively, and accounted for approximately 38.0% and 47.2%, respectively, of our coal sales volume.

Our sales of met coal were made primarily to steel companies in the northeastern and midwestern regions of the United States and in several countries in Europe, Asia and the Americas. Our sales of thermal coal were made primarily to large utilities and industrial customers throughout the United States. For the three months ended June 30, 2020 and 2019 approximately 61.4% and 55.5%, respectively, of our total coal revenues were derived from coal sales made to customers outside the United States. For the six months ended June 30, 2020 and 2019 approximately 57.9% and 56.0%, respectively, of our total coal revenues were derived from coal sales made to customers outside the United States.

As of June 30, 2020, we have three reportable segments: CAPP - Met, CAPP - Thermal, and NAPP. To conform to the current period reportable segment presentation, the prior periods have been restated to reflect the change in reportable segments. Refer to Note 18 for additional disclosures on reportable segments including export coal revenue information.

Business Developments

Refer to Note 8 for disclosure information regarding strategic actions impacting certain mines during the three months ended June 30, 2020.

Refer to Note 2 for disclosure information on discontinued operations related to the sale of assets in our former PRB operations.

Factors Affecting Our Results of Operations
Sales Agreements

We manage our commodity price risk for coal sales through the use of coal supply agreements. As of July 22, 2020, we have sales commitments as follows:

	2020
	Tons	% Priced	Average Realized Price per Ton
CAPP - Met	12.2 million	80%	$87.56
CAPP - Thermal	3.7 million	98%	$55.53
NAPP	6.2 million	98%	$41.29

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
•Coal Quality. The energy content or heat value of thermal coal is a significant factor influencing coal prices as higher energy coal is more desirable to consumers and typically commands a higher price in the market. The heat value of coal is commonly measured in British thermal units or the amount of heat needed to raise the temperature of one pound of water by one degree Fahrenheit. Coal from the eastern and midwest regions of the United States tends to have a higher heat value than coal found in the western United States. Coal volatility is a significant factor influencing met coal pricing as coal with a lower volatility has historically been more highly valued and typically commands a higher price in the market. The volatility refers to the loss in mass, less moisture, when coal is heated in the absence of air. The volatility of met coal determines the percentage of feed coal that actually becomes coke, known as coke yield, with lower volatility producing a higher coke yield.
•Market Conventions. Coal sales contracts are priced according to conventions specific to the market into which such coal is to be sold. Our domestic sales contracts are typically priced free on board (“FOB”) at our mines and on a short ton basis. Our international sales contracts are typically priced FOB at the shipping port from which such coal is delivered and on a metric ton basis. Accordingly, for international sales contracts, we typically bear the cost of transportation from our mines to the applicable outbound shipping port, and our coal sales realization per ton calculation reflects the conversion of such tonnage from metric tons into short tons, as well as the elimination of the freight and handling fulfillment component of coal sales revenue. In addition, for domestic sales contracts, as customers typically bear the cost of transportation from our mines, our operations located further away from the end user of the coal may command lower prices.
•Regional Supply and Demand. Our realized price per ton is influenced by market forces of the regional market into which such coal is to be sold. Market pricing may vary according to region and lead to different discounts or premiums to the most directly comparable benchmark price for such coal product.
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

Results of Operations

Our results of operations for the three and six months ended June 30, 2020 and 2019 are discussed in these “Results of Operations” presented below.

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Revenues

The following table summarizes information about our revenues during the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Increase (Decrease)
(In thousands, except for per ton data)	2020	2019	$ or Tons	%
Coal revenues	$410,614	$653,828	$(243,214)	(37.2)%
Other revenues	1,224	2,378	(1,154)	(48.5)%
Total revenues	$411,838	$656,206	$(244,368)	(37.2)%

Tons sold	5,147	6,365	(1,218)	(19.1)%

Coal revenues. Coal revenues decreased $243.2 million, or 37.2%, for the three months ended June 30, 2020 compared to the prior year period. The decrease was primarily due to lower coal sales realization within our CAPP - Met operations, as a result of a weaker pricing environment and the impacts of the COVID-19 pandemic, relative to the prior year period. Refer to the Coal Operations section below for further detail on coal revenues for the three months ended June 30, 2020 compared to the prior year period.

Cost and Expenses

The following table summarizes information about our costs and expenses during the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Increase (Decrease)
(In thousands)	2020	2019	$	%
Cost of coal sales (exclusive of items shown separately below)	$383,279	$496,746	$(113,467)	(22.8)%
Depreciation, depletion and amortization	49,262	62,814	(13,552)	(21.6)%
Accretion on asset retirement obligations	7,304	6,847	457	6.7%
Amortization of acquired intangibles, net	2,096	(343)	2,439	711.1%
Asset impairment and restructuring	184,173	5,826	178,347	3,061.2%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	12,028	14,783	(2,755)	(18.6)%
Merger-related costs	—	156	(156)	(100.0)%
Total other operating (income) loss:
Mark-to-market adjustment for acquisition-related obligations	(2,052)	1,014	(3,066)	(302.4)%
Other (income) expense	(124)	1,414	(1,538)	(108.8)%
Total costs and expenses	$635,966	$589,257	$46,709	7.9%

Cost of coal sales. Cost of coal sales decreased $113.5 million, or 22.8%, for the three months ended June 30, 2020 compared to the prior year period. The decrease was primarily driven by a decrease in tons sold in the current period relative to the prior year period and decreased costs of purchased coal, supplies and maintenance expense, and salaries and wages expense, partially offset by inventory change during the current period as we continue to improve our cost management to achieve operational efficiencies.

Depreciation, depletion and amortization. Depreciation, depletion and amortization decreased $13.6 million, or 21.6%, for the three months ended June 30, 2020 compared to the prior year period. The decrease in depreciation, depletion and amortization primarily related to a decrease in depreciation of machinery and equipment primarily due to asset disposals and asset impairments during the current period.

Accretion on asset retirement obligations. Accretion on asset retirement obligations increased $0.5 million, or 6.7%, for the three months ended June 30, 2020 compared to the prior year period. This increase was primarily driven by an increase in our credit-adjusted risk-free rate relative to the prior period.

Amortization of acquired intangibles, net. Amortization of acquired intangibles, net increased $2.4 million, or 711.1%, for the three months ended June 30, 2020 compared to the prior year period. The increase was primarily driven by the lower current period amortization related to below-market acquired intangibles.

Asset impairment and restructuring. Asset impairment and restructuring increased $178.3 million for the three months ended June 30, 2020 compared to the prior year period. Asset impairment and restructuring for the three months ended June 30, 2020 is comprised of long-lived asset impairments of $161.7 million recorded within CAPP - Thermal, NAPP and All Other and restructuring expense of $22.4 million recorded within CAPP - Thermal, NAPP and All Other as a result of continued weakening coal prices and strategic actions with respect to two thermal coal mining complexes. We recorded asset impairment of $5.8 million during the three months ended June 30, 2019 primarily related to the write-off of prepaid purchased coal from Blackjewel due to Blackjewel’s Chapter 11 bankruptcy filing on July 1, 2019. Refer to Note 8 for further information.

Selling, general and administrative. Selling, general and administrative expenses decreased $2.8 million, or 18.6%, for the three months ended June 30, 2020 compared to the prior year period. This decrease in expense was primarily related to decreases of $2.0 million in incentive pay, $1.4 million in wages and benefits expense, and $0.5 million in professional fees, partially offset by increases of $2.2 million in stock compensation expense and $0.5 million in severance expense.

Merger-related costs. Merger-related costs were $0.2 million for the three months ended June 30, 2019. The costs related primarily to professional fees, severance pay and incentive pay incurred related to the Merger Agreement entered into with the Alpha Companies.
Mark-to-market adjustment for acquisition-related obligations. The mark-to-market adjustment for acquisition-related obligations resulted in an increase to income of $3.1 million for the three months ended June 30, 2020 compared to the prior year period. This increase was related to the ($2.1) million Contingent Revenue Obligation mark-to-market adjustment recorded during the three months ended June 30, 2020 due to changes in underlying fair value assumptions during the current period. Refer to Note 13 for Contingent Revenue Obligation fair value input assumptions.

Other (income) expense. Other income increased $1.5 million, or 108.8%, for the three months ended June 30, 2020 compared to the prior year period, primarily due to a decreased loss on sale of assets in the current period.

Other Income (Expense)

The following table summarizes information about our other income (expense) during the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Increase (Decrease)
(In thousands)	2020	2019	$	%
Other income (expense):
Interest expense	$(18,814)	$(16,077)	$(2,737)	(17.0)%
Interest income	5,533	1,885	3,648	193.5%
Loss on modification and extinguishment of debt	—	(26,459)	26,459	100.0%
Equity loss in affiliates	(1,047)	(2,475)	1,428	57.7%
Miscellaneous loss, net	188	(523)	711	135.9%
Total other expense, net	$(14,140)	$(43,649)	$29,509	67.6%

Interest expense. Interest expense increased $2.7 million, or 17.0%, for the three months ended June 30, 2020 compared to the prior year period, primarily due to an increase in debt outstanding and higher interest rates related to the debt facilities in place during the current period. Refer to Note 10 for additional information.

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

Income Tax (Expense) Benefit

The following table summarizes information about our income tax benefit during the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Increase (Decrease)
(In thousands)	2020	2019	$	%
Income tax (expense) benefit	$(33)	$1,000	$(1,033)	(103.3)%

Income taxes. Income tax expense of $33.2 thousand was recorded for the three months ended June 30, 2020 on a loss from continuing operations before income taxes of $238.3 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to the increase in the valuation allowance.

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

Our CAPP - Met operations consist of high-quality met coal mines, such as Deep Mine 41, which predominantly produce low-ash met coal, including High-Vol. A, High-Vol. B, Mid-Vol., and Low-Vol., which are shipped to domestic and international coke and steel producers. While the CAPP - Met operations produce predominantly met coal, they also produce some amounts of thermal coal as a byproduct of mining. CAPP - Met operations consist of four active mines and two preparation plants in Virginia, eighteen active mines and five preparation plants in West Virginia, as well as expenses associated with certain idled/closed mines.
Our CAPP - Thermal operations consist of surface and underground thermal coal mines primarily producing low sulfur, high BTU thermal coal for electricity generation, as well as specialty coal for industrial customers, with some met coal byproduct. CAPP - Thermal consists of three active mines and two preparation plants in West Virginia, as well as expenses associated with certain idled/closed mines.
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
Non-GAAP Financial Measures

The discussion below contains “non-GAAP financial measures.” These are financial measures which either exclude or include amounts that are not excluded or included in the most directly comparable measures calculated and presented in accordance with generally accepted accounting principles in the United States (“U.S. GAAP” or “GAAP”). Specifically, we make use of the non-GAAP financial measures “Adjusted EBITDA,” “non-GAAP coal revenues,” “non-GAAP cost of coal sales,” and “Adjusted cost of produced coal sold.” We use Adjusted EBITDA to measure the operating performance of our segments and allocate resources to the segments. Adjusted EBITDA does not purport to be an alternative to net income (loss) as a measure of operating performance. We use non-GAAP coal revenues to present coal revenues generated, excluding freight and handling fulfillment revenues. Non-GAAP coal sales realization per ton for our operations is calculated as non-GAAP coal revenues divided by tons sold. We use non-GAAP cost of coal sales to adjust cost of coal sales to remove freight and handling costs, depreciation, depletion and amortization - production (excluding the depreciation, depletion and amortization related to selling, general and administrative functions), accretion on asset retirement obligations, amortization of acquired intangibles, net, idled and closed mine costs and coal inventory acquisition accounting impacts. Non-GAAP cost of coal sales per ton for our operations is calculated as non-GAAP cost of coal sales divided by tons sold. Non-GAAP coal margin per ton for our coal operations is calculated as non-GAAP coal sales realization per ton for our coal operations less non-GAAP cost of coal sales per ton for our coal operations. We also use Adjusted cost of produced coal sold to distinguish the cost of captive produced coal from the effects of purchased coal. The presentation of these measures should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP.

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

Included below are reconciliations of non-GAAP financial measures to GAAP financial measures.

The following tables summarize certain financial information relating to our coal operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020
(In thousands, except for per ton data)	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Coal revenues	$316,319	$36,720	$57,499	$76	$410,614
Less: Freight and handling fulfillment revenues	(54,852)	(4,634)	(5,492)	—	(64,978)
Non-GAAP Coal revenues	$261,467	$32,086	$52,007	$76	$345,636
Tons sold	3,204	648	1,294	1	5,147
Non-GAAP Coal sales realization per ton	$81.61	$49.52	$40.19	$76.00	$67.15

Cost of coal sales (exclusive of items shown separately below)	$297,169	$35,709	$48,732	$1,669	$383,279
Depreciation, depletion and amortization - production (1)	38,800	7,260	2,172	694	48,926
Accretion on asset retirement obligations	3,517	2,267	769	751	7,304
Amortization of acquired intangibles, net	2,759	(903)	215	25	2,096
Total Cost of coal sales	$342,245	$44,333	$51,888	$3,139	$441,605
Less: Freight and handling costs	(54,852)	(4,634)	(5,492)	—	(64,978)
Less: Depreciation, depletion and amortization - production (1)	(38,800)	(7,260)	(2,172)	(694)	(48,926)
Less: Accretion on asset retirement obligations	(3,517)	(2,267)	(769)	(751)	(7,304)
Less: Amortization of acquired intangibles, net	(2,759)	903	(215)	(25)	(2,096)
Less: Idled and closed mine costs	(3,906)	(1,670)	(566)	(1,669)	(7,811)
Non-GAAP Cost of coal sales	$238,411	$29,405	$42,674	$—	$310,490
Tons sold	3,204	648	1,294	1	5,147
Non-GAAP Cost of coal sales per ton	$74.41	$45.38	$32.98	$—	$60.32
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling,

general and administrative functions.

	Three Months Ended June 30, 2020
(In thousands, except for per ton data)	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Coal revenues	$316,319	$36,720	$57,499	$76	$410,614
Less: Total Cost of coal sales (per table above)	(342,245)	(44,333)	(51,888)	(3,139)	(441,605)
GAAP Coal margin	$(25,926)	$(7,613)	$5,611	$(3,063)	$(30,991)
Tons sold	3,204	648	1,294	1	5,147
GAAP Coal margin per ton	$(8.09)	$(11.75)	$4.34	$(3,063.00)	$(6.02)

GAAP Coal margin	$(25,926)	$(7,613)	$5,611	$(3,063)	$(30,991)
Add: Depreciation, depletion and amortization - production (1)	38,800	7,260	2,172	694	48,926
Add: Accretion on asset retirement obligations	3,517	2,267	769	751	7,304
Add: Amortization of acquired intangibles, net	2,759	(903)	215	25	2,096
Add: Idled and closed mine costs	3,906	1,670	566	1,669	7,811
Non-GAAP Coal margin	$23,056	$2,681	$9,333	$76	$35,146
Tons sold	3,204	648	1,294	1	5,147
Non-GAAP Coal margin per ton	$7.20	$4.14	$7.21	$76.00	$6.83
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Three Months Ended June 30, 2019
(In thousands, except for per ton data)	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Coal revenues	$494,093	$81,701	$78,034	$—	$653,828
Less: Freight and handling fulfillment revenues	(67,728)	(8,190)	(1,794)	—	(77,712)
Non-GAAP Coal revenues	$426,365	$73,511	$76,240	$—	$576,116
Tons sold	3,429	1,189	1,747	—	6,365
Non-GAAP Coal sales realization per ton	$124.34	$61.83	$43.64	$—	$90.51

Cost of coal sales (exclusive of items shown separately below)	$369,703	$69,932	$56,433	$678	$496,746
Depreciation, depletion and amortization - production (1)	38,829	16,502	6,522	609	62,462
Accretion on asset retirement obligations	2,327	2,666	1,016	838	6,847
Amortization of acquired intangibles, net	3,870	(4,213)	—	—	(343)
Total Cost of coal sales	$414,729	$84,887	$63,971	$2,125	$565,712
Less: Freight and handling costs	(67,728)	(8,190)	(1,794)	—	(77,712)
Less: Depreciation, depletion and amortization - production (1)	(38,829)	(16,502)	(6,522)	(609)	(62,462)
Less: Accretion on asset retirement obligations	(2,327)	(2,666)	(1,016)	(838)	(6,847)
Less: Amortization of acquired intangibles, net	(3,870)	4,213	—	—	343
Less: Idled and closed mine costs	(2,165)	(567)	(733)	(886)	(4,351)
Less: Cost impact of coal inventory fair value adjustment (2)	(1,033)	—	—	—	(1,033)
Non-GAAP Cost of coal sales	$298,777	$61,175	$53,906	$(208)	$413,650
Tons sold	3,429	1,189	1,747	—	6,365
Non-GAAP Cost of coal sales per ton	$87.13	$51.45	$30.86	$—	$64.99
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.
(2) The cost impact of the coal inventory fair value adjustment as a result of the Alpha Merger was completed during the three months ended June 30, 2019.

	Three Months Ended June 30, 2019
(In thousands, except for per ton data)	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Coal revenues	$494,093	$81,701	$78,034	$—	$653,828
Less: Total Cost of coal sales (per table above)	(414,729)	(84,887)	(63,971)	(2,125)	(565,712)
GAAP Coal margin	$79,364	$(3,186)	$14,063	$(2,125)	$88,116
Tons sold	3,429	1,189	1,747	—	6,365
GAAP Coal margin per ton	$23.14	$(2.68)	$8.05	$—	$13.84

GAAP Coal margin	$79,364	$(3,186)	$14,063	$(2,125)	$88,116
Add: Depreciation, depletion and amortization - production (1)	38,829	16,502	6,522	609	62,462
Add: Accretion on asset retirement obligations	2,327	2,666	1,016	838	6,847
Add: Amortization of acquired intangibles, net	3,870	(4,213)	—	—	(343)
Add: Idled and closed mine costs	2,165	567	733	886	4,351
Add: Cost impact of coal inventory fair value adjustment (2)	1,033	—	—	—	1,033
Non-GAAP Coal margin	$127,588	$12,336	$22,334	$208	$162,466
Tons sold	3,429	1,189	1,747	—	6,365
Non-GAAP Coal margin per ton	$37.21	$10.38	$12.78	$—	$25.52
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.
(2) The cost impact of the coal inventory fair value adjustment as a result of the Alpha Merger was completed during the three months ended June 30, 2019.

	Three Months Ended June 30,		Increase (Decrease)
(In thousands, except for per ton data)	2020	2019	$	%
Tons sold:
CAPP - Met operations	3,204	3,429	(225)	(6.6)%
CAPP - Thermal operations	648	1,189	(541)	(45.5)%
NAPP operations	1,294	1,747	(453)	(25.9)%

Non-GAAP Coal revenues:
CAPP - Met operations	$261,467	$426,365	$(164,898)	(38.7)%
CAPP - Thermal operations	$32,086	$73,511	$(41,425)	(56.4)%
NAPP operations	$52,007	$76,240	$(24,233)	(31.8)%

Non-GAAP Coal sales realization per ton:
CAPP - Met operations	$81.61	$124.34	$(42.73)	(34.4)%
CAPP - Thermal operations	$49.52	$61.83	$(12.31)	(19.9)%
NAPP operations	$40.19	$43.64	$(3.45)	(7.9)%
Average	$67.15	$90.51	$(23.36)	(25.8)%

Non-GAAP segment coal revenues. CAPP - Met operations non-GAAP coal revenues decreased $164.9 million, or 38.7%, for the three months ended June 30, 2020 compared to the prior year period. The decrease in CAPP - Met operations non-GAAP coal revenues was primarily due to lower non-GAAP coal sales realization of $42.73 per ton resulting from a weaker pricing environment and the impacts of the COVID-19 pandemic.

CAPP - Thermal operations non-GAAP coal revenues decreased $41.4 million, or 56.4%, for the three months ended June 30, 2020 compared to the prior year period. The decrease in CAPP - Thermal operations non-GAAP coal revenues was primarily due to lower coal sales volume of 0.5 million tons and lower non-GAAP coal sales realization of $12.31 per ton as a result of a weaker pricing environment and the impacts of the COVID-19 pandemic.

NAPP operations non-GAAP coal revenues decreased $24.2 million, or 31.8%, for the three months ended June 30, 2020 compared to the prior year period. The decrease in NAPP operations non-GAAP coal revenues was due to lower coal sales volumes of 0.5 million tons and lower non-GAAP coal sales realization of $3.45 per ton resulting from a weaker pricing environment and the impacts of the COVID-19 pandemic.

	Three Months Ended June 30,		Increase (Decrease)
(In thousands, except for per ton data)	2020	2019	$	%
Non-GAAP Cost of coal sales:
CAPP - Met operations	$238,411	$298,777	$(60,366)	(20.2)%
CAPP - Thermal operations	$29,405	$61,175	$(31,770)	(51.9)%
NAPP operations	$42,674	$53,906	$(11,232)	(20.8)%

Non-GAAP Cost of coal sales per ton:
CAPP - Met operations	$74.41	$87.13	$(12.72)	(14.6)%
CAPP - Thermal operations	$45.38	$51.45	$(6.07)	(11.8)%
NAPP operations	$32.98	$30.86	$2.12	6.9%

Non-GAAP Coal margin per ton:
CAPP - Met operations	$7.20	$37.21	$(30.01)	(80.7)%
CAPP - Thermal operations	$4.14	$10.38	$(6.24)	(60.1)%
NAPP operations	$7.21	$12.78	$(5.57)	(43.6)%

Non-GAAP cost of coal sales. CAPP - Met operations non-GAAP cost of coal sales decreased $60.4 million, or 20.2%, for the three months ended June 30, 2020 compared to the prior year period. The decrease in CAPP - Met operations non-GAAP cost of coal sales was primarily driven by a decrease in tons sold in the current period relative to the prior year period and decreased costs of purchased coal, salaries and wages expense, supplies and maintenance expense, and royalties and taxes, partially offset by inventory change during the current period.

CAPP - Thermal operations non-GAAP cost of coal sales decreased $31.8 million, or 51.9%, for the three months ended June 30, 2020 compared to the prior year period. The decrease in CAPP - Thermal operations non-GAAP cost of coal sales was primarily due to a decrease in tons sold in the current period relative to the prior year period and decreased supplies and maintenance expense, salaries and wages expense, and royalties and taxes, partially offset by inventory change during the current period.

NAPP operations non-GAAP cost of coal sales decreased $11.2 million, or 20.8%, for the three months ended June 30, 2020 compared to the prior year period. The decrease in NAPP operations non-GAAP cost of coal sales was primarily due to a decrease in tons sold in the current period relative to the prior year period and decreased supplies and maintenance expense and salaries and wages expenses.

Our non-GAAP cost of coal sales includes purchased coal costs. In the following tables, we calculate Adjusted cost of produced coal sold as non-GAAP cost of coal sales less purchased coal costs.

	Three Months Ended June 30, 2020
(In thousands, except for per ton data)	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Non-GAAP Cost of coal sales	$238,411	$29,405	$42,674	$—	$310,490
Less: cost of purchased coal sold	(22,932)	(9)	—	—	(22,941)
Adjusted cost of produced coal sold	$215,479	$29,396	$42,674	$—	$287,549
Produced tons sold	2,896	647	1,294	1	4,838
Adjusted cost of produced coal sold per ton (1)	$74.41	$45.43	$32.98	$—	$59.44
(1) Cost of produced coal sold per ton for our operations is calculated as non-GAAP cost of produced coal sold divided by produced tons sold.

	Three Months Ended June 30, 2019
(In thousands, except for per ton data)	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Non-GAAP Cost of coal sales	$298,777	$61,175	$53,906	$(208)	$413,650
Less: cost of purchased coal sold	(67,320)	(2,443)	—	—	(69,763)
Adjusted cost of produced coal sold	$231,457	$58,732	$53,906	$(208)	$343,887
Produced tons sold	2,819	1,144	1,747	—	5,710
Adjusted cost of produced coal sold per ton (1)	$82.11	$51.34	$30.86	$—	$60.23
(1) Cost of produced coal sold per ton for our operations is calculated as non-GAAP cost of produced coal sold divided by produced tons sold.

Segment Adjusted EBITDA

Segment Adjusted EBITDA for our reportable segments is a financial measure. This non-GAAP financial measure is presented as a supplemental measure and is not intended to replace financial performance measures determined in accordance with GAAP. Moreover, this measure is not calculated identically by all companies and therefore may not be comparable to similarly titled measures used by other companies. Segment Adjusted EBITDA is presented because management believes it is a useful indicator of the financial performance of our coal operations. The following tables present a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020
(In thousands)	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Net loss from continuing operations	$(26,987)	$(25,830)	$(156,092)	$(29,392)	$(238,301)
Interest expense	(376)	2	(504)	19,692	18,814
Interest income	(2)	—	(4)	(5,527)	(5,533)
Income tax expense	—	—	—	33	33
Depreciation, depletion and amortization	38,800	7,260	2,172	1,030	49,262
Non-cash stock compensation expense	(94)	1	—	1,137	1,044
Mark-to-market adjustment - acquisition-related obligations	—	—	—	(2,052)	(2,052)
Accretion on asset retirement obligations	3,517	2,267	769	751	7,304
Asset impairment and restructuring (1)	—	19,695	162,480	1,998	184,173
Loss on partial settlement of benefit obligations	—	—	—	63	63
Amortization of acquired intangibles, net	2,759	(903)	215	25	2,096
Adjusted EBITDA	$17,617	$2,492	$9,036	$(12,242)	$16,903
(1) Asset impairment and restructuring for the three months ended June 30, 2020 includes long-lived asset impairments of $161.7 million and restructuring expense of $22.4 million as a result of continued weakening coal prices and strategic actions with respect to two thermal coal mining complexes. Refer to Note 8 for further information.

	Three Months Ended June 30, 2019
	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Net income (loss) from continuing operations	$70,600	$(3,932)	$13,771	$(56,139)	$24,300
Interest expense	194	6	—	15,877	16,077
Interest income	(4)	—	(11)	(1,870)	(1,885)
Income tax benefit	—	—	—	(1,000)	(1,000)
Depreciation, depletion and amortization	38,829	16,502	6,522	961	62,814
Merger-related costs	—	—	—	156	156
Non-cash stock compensation expense	376	5	—	(927)	(546)
Mark-to-market adjustment - acquisition-related obligations	—	—	—	1,014	1,014
Accretion on asset retirement obligations	2,327	2,666	1,016	838	6,847
Loss on modification and extinguishment of debt	—	—	—	26,459	26,459
Asset impairment (1)	5,826	—	—	—	5,826
Cost impact of coal inventory fair value adjustment (2)	1,033	—	—	—	1,033
Amortization of acquired intangibles, net	3,870	(4,213)	—	—	(343)
Adjusted EBITDA	$123,051	$11,034	$21,298	$(14,631)	$140,752
(1) Asset impairment primarily related to the write-off of prepaid purchased coal from Blackjewel as a result of Blackjewel’s Chapter 11 bankruptcy filing on July 1, 2019.
(2) The cost impact of the coal inventory fair value adjustment as a result of the Alpha Merger was completed during the three months ended June 30, 2019.

The following table summarizes Adjusted EBITDA for our three reportable segments and All Other category:

	Three Months Ended June 30,		Increase (Decrease)
(In thousands)	2020	2019	$	%
Adjusted EBITDA
CAPP - Met operations	$17,617	$123,051	$(105,434)	(85.7)%
CAPP - Thermal operations	2,492	11,034	(8,542)	(77.4)%
NAPP operations	9,036	21,298	(12,262)	(57.6)%
All Other	(12,242)	(14,631)	2,389	16.3%
Total	$16,903	$140,752	$(123,849)	(88.0)%

CAPP - Met operations. Adjusted EBITDA decreased $105.4 million, or 85.7%, for the three months ended June 30, 2020 compared to the prior year period. The decrease in Adjusted EBITDA was primarily driven by decreased non-GAAP coal sales realization per ton of $42.73, or 34.4% relative to the prior period, due to a weaker pricing environment impacted by the COVID-19 pandemic.
CAPP - Thermal operations. Adjusted EBITDA decreased $8.5 million, or 77.4%, for the three months ended June 30, 2020. The decrease in Adjusted EBITDA was primarily driven by decreased sales volumes of 0.5 million tons, or 45.5%, and decreased non-GAAP coal sales realization per ton of $12.31, or 19.9% relative to the prior period, due to a weaker pricing and demand environment impacted by the COVID-19 pandemic.
NAPP operations. Adjusted EBITDA decreased $12.3 million, or 57.6%, for the three months ended June 30, 2020 compared to the prior year period. The decrease in Adjusted EBITDA was primarily due to decreased coal sales volumes of 0.5 million tons, or 25.9% and decreased non-GAAP coal sales realization per ton of $3.45, or 7.9% relative to the prior period, due to a weaker pricing and demand environment impacted by the COVID-19 pandemic.
All Other category. Adjusted EBITDA increased $2.4 million, or 16.3%, for the three months ended June 30, 2020 compared to the prior year period. The increase in Adjusted EBITDA was primarily driven by decreases in selling, general and administrative expenses, partially offset by increases in costs associated with idled properties and an increase in the loss on sale of assets.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Revenues

The following table summarizes information about our revenues during the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,		Increase (Decrease)
(In thousands, except for per ton data)	2020	2019	$ or Tons	%
Coal revenues	$878,981	$1,260,788	$(381,807)	(30.3)%
Other revenues	3,317	4,532	(1,215)	(26.8)%
Total revenues	$882,298	$1,265,320	$(383,022)	(30.3)%

Tons sold	10,604	12,252	(1,648)	(13.5)%

Coal revenues. Coal revenues decreased $381.8 million, or 30.3%, for the six months ended June 30, 2020 compared to the prior year period. The decrease was primarily due to lower coal sales realization within our CAPP - Met operations as a result of a weaker pricing environment impacted by the COVID-19 pandemic. Refer to the Coal Operations section below for further detail on coal revenues for the six months ended June 30, 2020 compared to the prior year period.

Cost and Expenses

The following table summarizes information about our costs and expenses during the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2020	2019	$	%
Cost of coal sales (exclusive of items shown separately below)	$781,139	$1,012,440	$(231,301)	(22.8)%
Depreciation, depletion and amortization	103,727	124,085	(20,358)	(16.4)%
Accretion on asset retirement obligations	14,679	13,079	1,600	12.2%
Amortization of acquired intangibles, net	2,961	(7,026)	9,987	142.1%
Asset impairment and restructuring	217,882	5,826	212,056	3,639.8%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	27,509	35,734	(8,225)	(23.0)%
Merger-related costs	—	987	(987)	(100.0)%
Total other operating (income) loss:
Mark-to-market adjustment for acquisition-related obligations	(17,049)	2,950	(19,999)	(677.9)%
Other income	(704)	(7,485)	6,781	90.6%
Total costs and expenses	$1,130,144	$1,180,590	$(50,446)	(4.3)%

Cost of coal sales. Cost of coal sales decreased $231.3 million, or 22.8%, for the six months ended June 30, 2020 compared to the prior year period. The decrease was primarily driven by a decrease in tons sold in the current period relative to the prior year period and decreased costs of purchased coal, salaries and wages expense, and supplies and maintenance expense as we continue to improve our cost management to achieve operational efficiencies.
Depreciation, depletion and amortization. Depreciation, depletion and amortization decreased $20.4 million, or 16.4%, for the six months ended June 30, 2020 compared to the prior year period. The decrease in depreciation, depletion and amortization primarily related to a decrease in depreciation of machinery and equipment primarily due to increased asset disposals and asset impairments during the current period.

Accretion on asset retirement obligations. Accretion on asset retirement obligations increased $1.6 million, or 12.2%, for the six months ended June 30, 2020 compared to the prior year period. This increase was primarily driven by an increase in our credit-adjusted risk-free rate which was applied to revisions of cash flow estimates during three months ended June 30, 2020 for significant events and our prior year annual review process.

Amortization of acquired intangibles, net. Amortization of acquired intangibles, net increased $10.0 million, or 142.1%, for the six months ended June 30, 2020 compared to the prior year period. The increase was primarily driven by the lower current period amortization related to below-market acquired intangibles.

Asset impairment and restructuring. Asset impairment and restructuring increased $212.1 million for the six months ended June 30, 2020 compared to the prior year period. Asset impairment and restructuring for the six months ended June 30, 2020 includes long-lived asset impairments of $195.4 million recorded within CAPP - Met, CAPP - Thermal, NAPP, and All Other and restructuring expense of $22.4 million recorded within CAPP - Thermal, NAPP, and All Other as a result of continued weakening coal prices and strategic actions with respect to two thermal coal mining complexes. We recorded asset impairment of $5.8 million during the six months ended June 30, 2019 primarily related to the write-off of prepaid purchased coal from Blackjewel due to Blackjewel’s Chapter 11 bankruptcy filing on July 1, 2019. Refer to Note 8 for further information.

Selling, general and administrative. Selling, general and administrative expenses decreased $8.2 million, or 23.0%, for the six months ended June 30, 2020 compared to the prior year period. This decrease in expense was primarily related to decreases of $3.1 million in wages and benefits expense, $2.8 million in incentive pay, and $2.0 million in professional fees, partially offset by $1.0 million in severance expense.

Merger-related costs. Merger-related costs were $1.0 million for the six months ended June 30, 2019. The costs related primarily to professional fees, severance pay and incentive pay incurred related to the Merger Agreement entered into with the Alpha Companies.
Mark-to-market adjustment for acquisition-related obligations. The mark-to-market adjustment for acquisition-related obligations resulted in an increase to income of $20.0 million for the six months ended June 30, 2020 compared to the adjustment in the prior year period. This increase was related to the ($17.0) million Contingent Revenue Obligation mark-to-market adjustment recorded during the six months ended June 30, 2020 due to changes in underlying fair value assumptions during the current period. Refer to Note 13 for Contingent Revenue Obligation fair value input assumptions.

Other income. Other income decreased $6.8 million, or 90.6%, for the six months ended June 30, 2020 compared to the prior year period. This decrease primarily related to the gain on assets acquired in an exchange transaction of $9.1 million recorded during the six months ended June 30, 2019.

Other Income (Expense)

The following table summarizes information about our other income (expense) during the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2020	2019	$	%
Other income (expense):
Interest expense	$(36,419)	$(31,232)	$(5,187)	(16.6)%
Interest income	6,511	3,821	2,690	70.4%
Loss on modification and extinguishment of debt	—	(26,459)	26,459	100.0%
Equity loss in affiliates	(1,790)	(2,959)	1,169	39.5%
Miscellaneous loss, net	(720)	(1,389)	669	48.2%
Total other expense, net	$(32,418)	$(58,218)	$25,800	44.3%

Interest expense. Interest expense increased $5.2 million, or 16.6%, for the six months ended June 30, 2020 compared to the prior year period, primarily due to an increase in debt outstanding and higher interest rates related to the debt facilities in place during the current period. Refer to Note 10 for additional information.

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

Income Tax Benefit

The following table summarizes information about our income tax benefit during the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2020	2019	$	%
Income tax benefit	$2,155	$5,778	$(3,623)	(62.7)%

Income taxes. Income tax benefit of $2.2 million was recorded for the six months ended June 30, 2020 on a loss from continuing operations before income taxes of $280.3 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to the increase in the valuation allowance, partially offset by the permanent impact of percentage depletion deductions, the impact of state income taxes, net of federal tax impact, and the recording of a discrete tax benefit related to the refundability of previously sequestered AMT Credits.

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

Coal Operations

The following tables summarize certain financial information relating to our coal operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020
(In thousands, except for per ton data)	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Coal revenues	$678,722	$75,463	$124,406	$390	$878,981
Less: Freight and handling fulfillment revenues	(108,516)	(8,377)	(7,838)	—	(124,731)
Non-GAAP Coal revenues	$570,206	$67,086	$116,568	$390	$754,250
Tons sold	6,531	1,265	2,802	6	10,604
Non-GAAP Coal sales realization per ton	$87.31	$53.03	$41.60	$65.00	$71.13

Cost of coal sales (exclusive of items shown separately below)	$590,141	$74,191	$111,745	$5,062	$781,139
Depreciation, depletion and amortization - production (1)	80,522	12,109	9,021	1,385	103,037
Accretion on asset retirement obligations	7,019	4,619	1,539	1,502	14,679
Amortization of acquired intangibles, net	5,340	(2,998)	569	50	2,961
Total Cost of coal sales	$683,022	$87,921	$122,874	$7,999	$901,816
Less: Freight and handling costs	(108,516)	(8,377)	(7,838)	—	(124,731)
Less: Depreciation, depletion and amortization - production (1)	(80,522)	(12,109)	(9,021)	(1,385)	(103,037)
Less: Accretion on asset retirement obligations	(7,019)	(4,619)	(1,539)	(1,502)	(14,679)
Less: Amortization of acquired intangibles, net	(5,340)	2,998	(569)	(50)	(2,961)
Less: Idled and closed mine costs	(8,063)	(3,665)	(1,391)	(4,748)	(17,867)
Non-GAAP Cost of coal sales	$473,562	$62,149	$102,516	$314	$638,541
Tons sold	6,531	1,265	2,802	6	10,604
Non-GAAP Cost of coal sales per ton	$72.51	$49.13	$36.59	$52.33	$60.22
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Six Months Ended June 30, 2020
(In thousands, except for per ton data)	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Coal revenues	$678,722	$75,463	$124,406	$390	$878,981
Less: Total Cost of coal sales (per table above)	(683,022)	(87,921)	(122,874)	(7,999)	(901,816)
GAAP Coal margin	$(4,300)	$(12,458)	$1,532	$(7,609)	$(22,835)
Tons sold	6,531	1,265	2,802	6	10,604
GAAP Coal margin per ton	$(0.66)	$(9.85)	$0.55	$(1,268.17)	$(2.15)

GAAP Coal margin	$(4,300)	$(12,458)	$1,532	$(7,609)	$(22,835)
Add: Depreciation, depletion and amortization - production (1)	80,522	12,109	9,021	1,385	103,037
Add: Accretion on asset retirement obligations	7,019	4,619	1,539	1,502	14,679
Add: Amortization of acquired intangibles, net	5,340	(2,998)	569	50	2,961
Add: Idled and closed mine costs	8,063	3,665	1,391	4,748	17,867
Non-GAAP Coal margin	$96,644	$4,937	$14,052	$76	$115,709
Tons sold	6,531	1,265	2,802	6	10,604
Non-GAAP Coal margin per ton	$14.80	$3.90	$5.01	$12.67	$10.91
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Six Months Ended June 30, 2019
(In thousands, except for per ton data)	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Coal revenues	$966,584	$144,640	$149,564	$—	$1,260,788
Less: Freight and handling fulfillment revenues	(132,629)	(13,814)	(2,469)	—	(148,912)
Non-GAAP Coal revenues	$833,955	$130,826	$147,095	$—	$1,111,876
Tons sold	6,672	2,181	3,399	—	12,252
Non-GAAP Coal sales realization per ton	$124.99	$59.98	$43.28	$—	$90.75

Cost of coal sales (exclusive of items shown separately below)	$745,622	$140,645	$123,995	$2,178	$1,012,440
Depreciation, depletion and amortization - production (1)	75,502	30,614	13,149	4,120	123,385
Accretion on asset retirement obligations	4,660	4,731	2,033	1,655	13,079
Amortization of acquired intangibles, net	1,050	(8,782)	706	—	(7,026)
Total Cost of coal sales	$826,834	$167,208	$139,883	$7,953	$1,141,878
Less: Freight and handling costs	(132,629)	(13,814)	(2,469)	—	(148,912)
Less: Depreciation, depletion and amortization - production (1)	(75,502)	(30,614)	(13,149)	(4,120)	(123,385)
Less: Accretion on asset retirement obligations	(4,660)	(4,731)	(2,033)	(1,655)	(13,079)
Less: Amortization of acquired intangibles, net	(1,050)	8,782	(706)	—	7,026
Less: Idled and closed mine costs	(3,986)	(984)	(1,562)	(2,181)	(8,713)
Less: Cost impact of coal inventory fair value adjustment (2)	(4,751)	(3,458)	—	—	(8,209)
Non-GAAP Cost of coal sales	$604,256	$122,389	$119,964	$(3)	$846,606
Tons sold	6,672	2,181	3,399	—	12,252
Non-GAAP Cost of coal sales per ton	$90.57	$56.12	$35.29	$—	$69.10
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.
(2) The cost impact of the coal inventory fair value adjustment as a result of the Alpha Merger was completed during the three months ended June 30, 2019.

	Six Months Ended June 30, 2019
(In thousands, except for per ton data)	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Coal revenues	$966,584	$144,640	$149,564	$—	$1,260,788
Less: Total Cost of coal sales (per table above)	(826,834)	(167,208)	(139,883)	(7,953)	(1,141,878)
GAAP Coal margin	$139,750	$(22,568)	$9,681	$(7,953)	$118,910
Tons sold	6,672	2,181	3,399	—	12,252
GAAP Coal margin per ton	$20.95	$(10.35)	$2.85	$—	$9.71

GAAP Coal margin	$139,750	$(22,568)	$9,681	$(7,953)	$118,910
Add: Depreciation, depletion and amortization - production (1)	75,502	30,614	13,149	4,120	123,385
Add: Accretion on asset retirement obligations	4,660	4,731	2,033	1,655	13,079
Add: Amortization of acquired intangibles, net	1,050	(8,782)	706	—	(7,026)
Add: Idled and closed mine costs	3,986	984	1,562	2,181	8,713
Add: Cost impact of coal inventory fair value adjustment (2)	4,751	3,458	—	—	8,209
Non-GAAP Coal margin	$229,699	$8,437	$27,131	$3	$265,270
Tons sold	6,672	2,181	3,399	—	12,252
Non-GAAP Coal margin per ton	$34.43	$3.87	$7.98	$—	$21.65
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.
(2) The cost impact of the coal inventory fair value adjustment as a result of the Alpha Merger was completed during the three months ended June 30, 2019.

	Six Months Ended June 30,		Increase (Decrease)
(In thousands, except for per ton data)	2020	2019	$	%
Tons sold:
CAPP - Met operations	6,531	6,672	(141)	(2.1)%
CAPP - Thermal operations	1,265	2,181	(916)	(42.0)%
NAPP operations	2,802	3,399	(597)	(17.6)%

Non-GAAP Coal revenues:
CAPP - Met operations	$570,206	$833,955	$(263,749)	(31.6)%
CAPP - Thermal operations	$67,086	$130,826	$(63,740)	(48.7)%
NAPP operations	$116,568	$147,095	$(30,527)	(20.8)%

Non-GAAP Coal sales realization per ton:
CAPP - Met operations	$87.31	$124.99	$(37.68)	(30.1)%
CAPP - Thermal operations	$53.03	$59.98	$(6.95)	(11.6)%
NAPP operations	$41.60	$43.28	$(1.68)	(3.9)%
Average	$71.13	$90.75	$(19.62)	(21.6)%

Non-GAAP segment coal revenues. CAPP - Met operations non-GAAP coal revenues decreased $263.7 million, or 31.6%, for the six months ended June 30, 2020 compared to the prior year period. The decrease in CAPP - Met operations non-GAAP coal revenues was primarily due to lower non-GAAP coal sales realization of $37.68 per ton as a result of a weaker pricing environment resulting from the impacts of the COVID-19 pandemic.

CAPP - Thermal operations non-GAAP coal revenues decreased $63.7 million, or 48.7%, for the six months ended June 30, 2020 compared to the prior year period. The decrease in CAPP - Thermal operations non-GAAP coal revenues was due to lower coal sales volumes of 0.9 million tons and lower non-GAAP coal sales realization of $6.95 per ton as a result of a weaker pricing environment resulting from the impacts of the COVID-19 pandemic.

NAPP operations non-GAAP coal revenues decreased $30.5 million, or 20.8%, for the six months ended June 30, 2020 compared to the prior year period. The decrease in NAPP operations non-GAAP coal revenues was due to lower coal sales volumes of 0.6 million tons and lower non-GAAP coal sales realization of $1.68 per ton as a result of a weaker pricing environment resulting from the impacts of the COVID-19 pandemic.

	Six Months Ended June 30,		Increase (Decrease)
(In thousands, except for per ton data)	2020	2019	$	%
Non-GAAP Cost of coal sales:
CAPP - Met operations	$473,562	$604,256	$(130,694)	(21.6)%
CAPP - Thermal operations	$62,149	$122,389	$(60,240)	(49.2)%
NAPP operations	$102,516	$119,964	$(17,448)	(14.5)%

Non-GAAP Cost of coal sales per ton:
CAPP - Met operations	$72.51	$90.57	$(18.06)	(19.9)%
CAPP - Thermal operations	$49.13	$56.12	$(6.99)	(12.5)%
NAPP operations	$36.59	$35.29	$1.30	3.7%

Non-GAAP Coal margin per ton:
CAPP - Met operations	$14.80	$34.43	$(19.63)	(57.0)%
CAPP - Thermal operations	$3.90	$3.87	$0.03	0.8%
NAPP operations	$5.01	$7.98	$(2.97)	(37.2)%

Non-GAAP cost of coal sales. CAPP - Met operations non-GAAP cost of coal sales decreased $130.7 million, or 21.6%, for the six months ended June 30, 2020 compared to the prior year period. The decrease in CAPP - Met operations non-GAAP cost of coal sales was primarily driven by decreased costs of purchased coal, salaries and wages expense, and supplies and maintenance expense, partially offset by inventory change during the current period.

CAPP - Thermal operations non-GAAP cost of coal sales decreased $60.2 million, or 49.2%, for the six months ended June 30, 2020 compared to the prior year period. The decrease in CAPP - Thermal operations non-GAAP cost of coal sales was primarily due to a decrease in tons sold in the current period relative to the prior year period and decreased supplies and maintenance expense and salaries and wages expense, partially offset by inventory change during the current period.

NAPP operations non-GAAP cost of coal sales decreased $17.4 million, or 14.5%, for the six months ended June 30, 2020 compared to the prior year period. The decrease in NAPP operations non-GAAP cost of coal sales was primarily due to a decrease in tons sold in the current period relative to the prior year period and decreased salaries and wages expense and supplies and maintenance expense.

Our non-GAAP cost of coal sales includes purchased coal costs. In the following tables, we calculate Adjusted cost of produced coal sold as non-GAAP cost of coal sales less purchased coal costs.

	Six Months Ended June 30, 2020
(In thousands, except for per ton data)	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Non-GAAP Cost of coal sales	$473,562	$62,149	$102,516	$314	$638,541
Less: cost of purchased coal sold	(53,266)	(902)	—	—	(54,168)
Adjusted cost of produced coal sold	$420,296	$61,247	$102,516	$314	$584,373
Produced tons sold	5,860	1,251	2,802	6	9,919
Adjusted cost of produced coal sold per ton (1)	$71.72	$48.96	$36.59	$52.33	$58.91

(1) Cost of produced coal sold per ton for our operations is calculated as non-GAAP cost of produced coal sold divided by produced tons sold.

	Six Months Ended June 30, 2019
(In thousands, except for per ton data)	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Non-GAAP Cost of coal sales	$604,256	$122,389	$119,964	$(3)	$846,606
Less: cost of purchased coal sold	(146,859)	(5,327)	—	—	(152,186)
Adjusted cost of produced coal sold	$457,397	$117,062	$119,964	$(3)	$694,420
Produced tons sold	5,390	2,088	3,399	—	10,877
Adjusted cost of produced coal sold per ton (1)	$84.86	$56.06	$35.29	$—	$63.84
(1) Cost of produced coal sold per ton for our operations is calculated as non-GAAP cost of produced coal sold divided by produced tons sold.

Segment Adjusted EBITDA

Segment Adjusted EBITDA for our reportable segments is a financial measure. This non-GAAP financial measure is presented as a supplemental measure and is not intended to replace financial performance measures determined in accordance with GAAP. Moreover, this measure is not calculated identically by all companies and therefore may not be comparable to similarly titled measures used by other companies. Segment Adjusted EBITDA is presented because management believes it is a useful indicator of the financial performance of our coal operations. The following tables present a reconciliation of net income (loss) to Adjusted EBITDA for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020
	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Net loss from continuing operations	$(38,451)	$(33,896)	$(159,132)	$(46,630)	$(278,109)
Interest expense	(1,306)	4	(1,074)	38,795	36,419
Interest income	(60)	—	(14)	(6,437)	(6,511)
Income tax benefit	—	—	—	(2,155)	(2,155)
Depreciation, depletion and amortization	80,522	12,109	9,021	2,075	103,727
Non-cash stock compensation expense	305	8	—	2,809	3,122
Mark-to-market adjustment - acquisition-related obligations	—	—	—	(17,049)	(17,049)
Accretion on asset retirement obligations	7,019	4,619	1,539	1,502	14,679
Asset impairment and restructuring (1)	32,951	20,453	162,480	1,998	217,882
Management restructuring costs (2)	501	5	6	435	947
Loss on partial settlement of benefit obligations	—	—	—	1,230	1,230
Amortization of acquired intangibles, net	5,340	(2,998)	569	50	2,961
Adjusted EBITDA	$86,821	$304	$13,395	$(23,377)	$77,143
(1) Asset impairment and restructuring for the six months ended June 30, 2020 includes long-lived asset impairments of $195.4 million and restructuring expense of $22.4 million as a result of continued weakening coal prices and strategic actions with respect to two thermal coal mining complexes. Refer to Note 8 for further information.
(2) Management restructuring costs are related to severance expense associated with senior management changes during the three months ended March 31, 2020.

	Six Months Ended June 30, 2019
	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Net income (loss) from continuing operations	$140,984	$(23,337)	$10,186	$(95,543)	$32,290
Interest expense	222	10	1	30,999	31,232
Interest income	(8)	—	(23)	(3,790)	(3,821)
Income tax benefit	—	—	—	(5,778)	(5,778)
Depreciation, depletion and amortization	75,502	30,614	13,149	4,820	124,085
Merger related costs	—	—	—	987	987
Non-cash stock compensation expense	779	57	—	3,889	4,725
Mark-to-market adjustment - acquisition-related obligations	—	—	—	2,950	2,950
Accretion on asset retirement obligations	4,660	4,731	2,033	1,655	13,079
Loss on modification and extinguishment of debt	—	—	—	26,459	26,459
Asset impairment (1)	5,826	—	—	—	5,826
Cost impact of coal inventory fair value adjustment (2)	4,751	3,458	—	—	8,209
Gain on assets acquired in an exchange transaction (3)	(9,083)	—	—	—	(9,083)
Amortization of acquired intangibles, net	1,050	(8,782)	706	—	(7,026)
Adjusted EBITDA	$224,683	$6,751	$26,052	$(33,352)	$224,134
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

The following table summarizes Adjusted EBITDA for our three reportable segments and All Other category:

	Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2020	2019	$	%
Adjusted EBITDA
CAPP - Met operations	$86,821	$224,683	$(137,862)	(61.4)%
CAPP - Thermal operations	304	6,751	(6,447)	(95.5)%
NAPP operations	13,395	26,052	(12,657)	(48.6)%
All Other	(23,377)	(33,352)	9,975	29.9%
Total	$77,143	$224,134	$(146,991)	(65.6)%

CAPP - Met operations. Adjusted EBITDA decreased $137.9 million, or 61.4%, for the six months ended June 30, 2020 compared to the prior year period. The decrease in Adjusted EBITDA was primarily driven by decreased non-GAAP coal sales realization per ton of $37.68, or 30.1%, due to a weaker pricing environment resulting from the impact of the COVID-19 pandemic.
CAPP - Thermal operations. Adjusted EBITDA decreased $6.4 million, or 95.5%, for the six months ended June 30, 2020. The decrease in Adjusted EBITDA was primarily driven by decreased coal sales volumes of 0.9 million tons, or 42.0%, and decreased non-GAAP coal sales realization per ton of $6.95, or 11.6%, due to a weaker pricing and demand environment resulting from the COVID-19 pandemic.
NAPP operations. Adjusted EBITDA decreased $12.7 million, or 48.6%, for the six months ended June 30, 2020 compared to the prior year period. The decrease in Adjusted EBITDA was primarily due to decreased coal sales volumes of 0.6 million tons, or 17.6%, and decreased non-GAAP coal sales realization per ton of $1.68, or 3.9%, due to a weaker pricing and demand environment resulting from the impact of the COVID-19 pandemic.

All Other category. Adjusted EBITDA increased $10.0 million, or 29.9%, for the six months ended June 30, 2020 compared to the prior year period. The increase in Adjusted EBITDA was primarily driven by decreases in selling, general and administrative expenses and increased gain on sale of assets, partially offset by increases in costs associated with idled properties.

Liquidity and Capital Resources
Our primary liquidity and capital resource requirements stem from the cost of our coal production and purchases, our capital expenditures, our debt service, our reclamation obligations, our regulatory costs and settlements and associated costs. Our primary sources of liquidity are derived from sales of coal, our debt financing and miscellaneous revenues.
We believe that cash on hand, cash generated from our operations, and expected tax refunds will be sufficient to meet our working capital requirements, anticipated capital expenditures, debt service requirements, acquisition-related obligations, and reclamation obligations for the next 12 months. We rely on a number of assumptions in budgeting for our future activities. These include the costs for mine development to sustain capacity of our operating mines, our cash flows from operations, effects of regulation and taxes by governmental agencies, mining technology improvements and reclamation costs. These assumptions are inherently subject to significant business, political, economic, regulatory, environmental and competitive uncertainties, contingencies and risks, all of which are difficult to predict and many of which are beyond our control. Increased scrutiny of ESG matters, specific to the coal sector, could negatively influence our ability to raise capital in the future and result in a reduced number of surety and insurance providers. We may need to raise additional funds more quickly if market conditions deteriorate, and we may not be able to do so in a timely fashion, or at all; or one or more of our assumptions prove to be incorrect or if we choose to expand our acquisition, exploration, appraisal, or development efforts or any other activity more rapidly than we presently anticipate. We may decide to raise additional funds before we need them if the conditions for raising capital are favorable. We may seek to sell equity or debt securities or obtain additional bank credit facilities. The sale of equity securities could result in dilution to our stockholders. The incurrence of additional indebtedness could result in increased fixed obligations and additional covenants that could restrict our operations.

At June 30, 2020, we had total liquidity of $240.2 million, including of cash and cash equivalents of $238.4 million, and $1.8 million of unused commitments available under the Amended and Restated Asset-Based Revolving Credit Agreement, subject to limitations described therein. On June 14, 2019, we entered into a $561.8 million Term Loan Credit Facility under the Credit Agreement. On November 9, 2018, we entered into a $225.0 million asset-based revolving credit facility (the “ABL Facility”) under the Amended and Restated Asset-Based Revolving Credit Agreement expiring on April 3, 2022. Due to lower realized pricing and volumes in recent quarters due to market disruptions related to COVID-19, the borrowing capacity under our ABL Facility was reduced in the current quarter due to the facility's covenant limitations related to our Fixed Charge Coverage Ratio (as that term is defined in the ABL Facility) reducing our liquidity. Refer to Note 10 for disclosures on long-term debt.

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

The COVID-19 pandemic has had negative impacts on our business, results of operations, financial condition and cash flows. A continued period of reduced demand for our products could have significant adverse consequences on our business. The full extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on various developments, including the duration and spread of the outbreak, its impact on our customers and suppliers and the range of governmental and community reactions to the pandemic, which are still uncertain and cannot be fully predicted at this time.

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

We sponsor three qualified non-contributory pension plans (“Pension Plans”) which cover certain salaried and non-union hourly employees. Participants accrued benefits either based on certain formulas, the participant’s compensation prior to retirement or plan specified amounts for each year of service. Benefits are frozen under these Pension Plans. Annual funding contributions to the Pension Plans are made as recommended by consulting actuaries based upon the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) funding standards. Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006. We expect to contribute $15.1 million to the Pension Plans in the remainder of 2020. Refer to Note 15 for further disclosures related to this obligation.

To secure our obligations under certain worker’s compensation, black lung, reclamation-related obligations, and financial guarantees and other, we are required to provide cash collateral. At June 30, 2020, we had cash collateral in the amounts of $109.9 million, $29.8 million, and $14.1 million classified as long-term restricted cash, long-term restricted investments, and short-term and long-term deposits, respectively, on our Condensed Consolidated Balance Sheets. Future regulatory changes relating to these obligations could result in increased obligations, additional costs, or additional collateral requirements which could require greater use of alternative sources of funding for this purpose, which would reduce our liquidity. Refer below for information related to the new authorization process for self-insured coal mine operators being implemented by the U.S. Department of Labor (Division of Coal Mine Workers’ Compensation). Additionally, as June 30, 2020, we had $3.7 million of short-term restricted cash held in escrow related to our contingent revenue obligation which was subsequently distributed to holders of the obligation in April 2020. Refer to Note 11 for further information regarding the contingent revenue obligation.

During the second quarter of 2020, as a result of the weakening coal market conditions due in part to the impact of the global COVID-19 pandemic, we announced that we would take certain strategic actions with respect to two of our thermal coal mining complexes in an effort to strengthen our financial performance and improve forecasted liquidity. We announced that an underground mine and preparation plant located in West Virginia would be idled during the third quarter of 2020. In addition, we decided not to move forward with the construction of a new refuse impoundment at our Cumberland mine in Pennsylvania and would therefore no longer spend significant capital required in connection with the project. As a result, the Cumberland mine is expected to cease production at the end of 2022, and in the meantime, we plan to actively market the Cumberland property for sale.

With respect to global economic events, there continues to be uncertainty and weakness in the coal industry. On June 2, 2020, S&P Global Ratings downgraded their issuer credit rating on Contura from “B-” to “CCC+” and their issue-level rating on our senior secured debt from “B” to “CCC+” amid weak market indicators. The rating outlook was noted as negative. On April 13, 2020, Moody’s Investors Service downgraded Contura’s Corporate Family Rating to Caa1 from B3, Senior Secured Bank Credit Facility to Caa2 from Caa1, and Probability of Default Rating to Caa1 from B3. The rating outlook was changed from stable to negative. These issues bring potential liquidity risks for us, including the risks of declines in our stock value, declines in our cash and cash equivalents, less availability and higher costs of additional credit, and requests for additional collateral by surety providers.

DCMWC Reauthorization Process

In July 2019, the U.S. Department of Labor (Division of Coal Mine Workers’ Compensation or “DCMWC”) began implementing a new authorization process for all self-insured coal mine operators. As requested by DCMWC, we filed an application and supporting documentation for reauthorization to self-insure certain of our black lung obligations in October 2019. As a result of this application, the DCMWC notified us in a letter dated February 21, 2020 that we were reauthorized to self-insure certain of our black lung obligations for a period of one-year from February 21, 2020. The DCMWC reauthorization is contingent, however, upon us providing collateral of $65.7 million to secure certain of our black lung obligations. This collateral requirement, which the DCMWC advises represents 70% of our estimated future liability according to the DCMWC’s estimation methodology, is an increase of approximately 2,400% from the approximately $2.6 million in collateral which we (previously by Alpha prior to the Merger) have provided since 2016 to secure these self-insured black lung obligations. Future liability has not previously been estimated by the DCMWC in connection with the reauthorization process but is now being considered as part of its new collateral-setting methodology.

The reauthorization process provided us with the right to appeal the security determination in writing within 30 days of the date of the notification, which appeal period the DCMWC agreed to extend to May 22, 2020, and we exercised this right of appeal. We strongly disagree with the DCMWC’s substantially higher collateral determination and the methodology through which the calculation was derived. If our appeal is unsuccessful, we may be required to provide additional letters of credit in order to receive self-insurance reauthorization from the DCMWC or insure these black lung obligations through a third party provider, which would likely also require us to provide collateral. Either of these outcomes would significantly reduce our liquidity.

Sale of PRB Operations

Refer to Note 2 for disclosure information on discontinued operations related to the sale of assets in our former PRB operations.
Cash Flows

Cash, cash equivalents, and restricted cash increased by $4.4 million and $23.2 million over the six months ended June 30, 2020 and 2019, respectively. The net change in cash, cash equivalents, and restricted cash was attributable to the following:

	Six Months Ended June 30,
	2020	2019
Cash flows (in thousands):
Net cash provided by operating activities	$78,938	$117,133
Net cash used in investing activities	(100,128)	(76,131)
Net cash provided by (used in) financing activities	25,598	(17,774)
Net increase in cash and cash equivalents and restricted cash	$4,408	$23,228

Operating Activities

Net cash flows from operating activities consist of net loss adjusted for non-cash items. Net cash provided by operating activities for the six months ended June 30, 2020 was $78.9 million and was primarily attributable to net loss of $278.1 million adjusted for asset impairment and restructuring of $217.9 million, depreciation, depletion and amortization of $103.7 million, deferred income taxes of $33.0 million, and accretion on asset retirement obligations of $14.7 million, partially offset by a mark-to-market adjustment for acquisition-related obligations of $17.0 million.

Net cash provided by operating activities for the six months ended June 30, 2019 was $117.1 million and was primarily attributable to net loss of $106.8 million adjusted for depreciation, depletion and amortization of $270.0 million, loss on modification and extinguishment of debt of $26.5 million, asset impairment and restructuring of $22.3 million, and accretion on asset retirement obligations of $13.1 million, partially offset by deferred income taxes of $33.6 million and a $9.1 million gain on assets acquired in an exchange transaction.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2020 was $100.1 million, primarily driven by capital expenditures of $91.1 million and purchases of investment securities of $18.6 million, partially offset by maturity of investment securities of $10.7 million.

Net cash used in investing activities for the six months ended June 30, 2019 was $76.1 million, primarily driven by capital expenditures of $83.9 million and purchases of investment securities of $9.9 million, partially offset by maturity of investment securities of $21.3 million.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2020 was $25.6 million, primarily attributable to proceeds from borrowings on debt of $57.5 million, partially offset by principal repayments of debt of $29.6 million.

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

Analysis of Material Debt Covenants

We were in compliance with all covenants under the Credit Agreement and the Amended and Restated Asset-Based Revolving Credit Agreement, as of June 30, 2020. A breach of the covenants in the Credit Agreement and the Amended and Restated Asset-Based Revolving Credit Agreement could result in a default under the terms of the agreement and the respective lenders could elect to declare all amounts borrowed due and payable.

Pursuant to the Amended and Restated Asset-Based Revolving Credit Agreement, during any Liquidity Period (capitalized terms as defined in the Amended and Restated Asset-Based Revolving Credit Agreement), our Fixed Charge Coverage Ratio cannot be less than 1.0 as of the last day of any Test Period, commencing with the Test Period ended immediately preceding the commencement of such Liquidity Period. The Fixed Charge Coverage Ratio is calculated as (a) Consolidated EBITDA of the Company and its Restricted Subsidiaries for such period, minus non-financed Capital Expenditures (including Capital Expenditures financed with the proceeds of any Loans) paid or payable currently in cash by the Company or any of its Subsidiaries for such period to (b) the Fixed Charges of the Company and its Restricted Subsidiaries during such period. As of June 30, 2020, we were not in a Liquidity Period.

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

Our contractual obligations relating to the contingent revenue obligation decreased during the six months ended June 30, 2020 as a result of a $14.7 million payment and changes to forecasted revenue assumptions. Refer to Note 11 and Note 13 for further disclosures related to this obligation. The table below reflects these obligations as of June 30, 2020:

(in thousands)	Remainder of 2020	2021	2022	2023	2024	After 2024	Total
Contingent revenue obligation	$—	$10,948	$10,927	$10,826	$—	$—	$32,701

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
Our critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019. Our critical accounting policies remain unchanged at June 30, 2020. Refer to Note 1 for disclosures related to new accounting policies adopted.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

We manage our commodity price risk for coal sales through the use of coal supply agreements. As of July 22, 2020, we have sales commitments as follows:

	2020
	Tons	% Priced
CAPP - Met	12.2 million	80%
CAPP - Thermal	3.7 million	98%
NAPP	6.2 million	98%

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

As of June 30, 2020, we expect to use approximately 9.3 million and 20.6 million gallons of diesel fuel in the remainder of 2020 and for the full year 2021, respectively.

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

Interest Rate Risk

As of June 30, 2020, we had exposure to changes in interest rates through the Term Loan Credit Facility under our Credit Agreement, which bears an interest rate per annum based on the character of the loan (defined as either “Base Rate Loan” or “Eurocurrency Rate Loan”). Each loan type bears interest at a rate per annum comprised of a base rate (as defined) plus an applicable percentage (6.00% to 7.00% on or prior to June 14, 2021, the second anniversary of the Closing Date and 7.00% to 8.00% thereafter (the “Applicable Rate”)). The Eurocurrency base rate is subject to a 2.00% floor. As of June 30, 2020, a 50 basis point increase or decrease in interest rates would not have impacted our annual interest expense as the June 30, 2020 one-month LIBOR rate (approximately 0.2%) was below the LIBOR floor.

As of June 30, 2020, we also had exposure to changes in interest rates through the asset-based revolving credit facility under our Amended and Restated Asset-Based Revolving Credit Agreement, which bears interest based on the character of the loan (defined as either “Base Rate Loan” or “Eurocurrency Rate Loan”) plus an applicable rate ranging from 1.00% to 1.50% for Base Rate Loans and 2.00% to 2.50% for Eurocurrency Rate Loans, depending on the amount of credit available. As of

June 30, 2020, a 50 basis point increase or decrease in interest rates would increase or decrease our annual interest expense by approximately $0.2 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of June 30, 2020. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were ineffective as of June 30, 2020 due to the material weaknesses previously identified as described below.

Previously Reported Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

We previously identified material weaknesses in our internal control over financial reporting for the year ended December 31, 2019. These material weaknesses did not result in any material misstatements of the Company’s financial statements or disclosures for the quarter ended June 30, 2020 or for the year ended December 31, 2019.

Remediation Plans

During the first fiscal quarter of 2020, we implemented enhancements to the design of the coal inventory controls, including additional training around the sufficiency of control documentation requirements. However, additional time is needed to demonstrate the sustainability and operating effectiveness of the established controls before fully concluding on remediation of the material weakness.

We have also commenced measures to remediate the other previously identified material weakness, around our risk assessment process. We will not be able to fully conclude on remediation of this material weakness until the necessary steps have been completed and final validation and testing of these internal controls has demonstrated their operating effectiveness. The remediation plan includes the following:

•Performing the fiscal year risk assessment at a sufficiently granular level to allow management to adequately assess risks at the appropriate level of precision;
•Perform additional training related to internal control over financial reporting for all personnel to enhance knowledge and understanding of the operation and design of controls within the organization and hiring additional resources as necessary to supplement internal personnel.

While we believe that these efforts will improve our internal control over financial reporting, the implementation of our remediation is ongoing and will require final validation and testing of the design and operating effectiveness of internal controls. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the remaining material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information about shares of common stock that were repurchased during the second quarter of 2020.

	Total Number of Shares Purchased (1)	Average Price Paid per Share (4)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (2),(3)
April 1, 2020 through April 30, 2020	11,758	$2.64	—	$67,552
May 1, 2020 through May 31, 2020	3,666	$2.73	—	$67,552
June 1, 2020 through June 30, 2020	1,356	$4.15	—	$67,552
	16,780		—	$67,522
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

CONTURA ENERGY, INC.
Date: August 7, 2020	By:	/s/ Charles Andrew Eidson
	Name:	Charles Andrew Eidson
	Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
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

31*	Certifications Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32*	Certifications Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002
95*	Mine Safety Disclosure Exhibit
101	The following financial information from Contura Energy, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith