Form 10-Q
period 2020-09-30
Contura Energy, Inc.
filed 2020-11-09
CIK 1704715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes   ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CTRA	New York Stock Exchange

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of October 31, 2020: 18,308,838

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

Part I - Financial Information

Item 1. Financial Statements
CONTURA ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Coal revenues	$399,954	$523,987	$1,278,935	$1,784,775
Other revenues	737	1,877	4,054	6,409
Total revenues	400,691	525,864	1,282,989	1,791,184
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	367,277	467,658	1,148,416	1,480,098
Depreciation, depletion and amortization	50,739	60,842	154,466	184,927
Accretion on asset retirement obligations	9,127	6,846	23,806	19,925
Amortization of acquired intangibles, net	2,219	2,314	5,180	(4,712)
Asset impairment and restructuring	3,571	32	221,453	5,858
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	14,501	17,387	42,010	53,121
Merger-related costs	—	68	—	1,055
Total other operating (income) loss:
Mark-to-market adjustment for acquisition-related obligations	3,624	(3,238)	(13,425)	(288)
Other (income) expense	(1,359)	166	(2,063)	(7,319)
Total costs and expenses	449,699	552,075	1,579,843	1,732,665
(Loss) income from operations	(49,008)	(26,211)	(296,854)	58,519
Other income (expense):
Interest expense	(18,389)	(18,847)	(54,808)	(50,079)
Interest income	378	1,763	6,889	5,584
Loss on modification and extinguishment of debt	—	—	—	(26,459)
Equity loss in affiliates	(1,295)	(1,845)	(3,085)	(4,804)
Miscellaneous loss, net	(368)	(1,523)	(1,088)	(2,912)
Total other expense, net	(19,674)	(20,452)	(52,092)	(78,670)
Loss from continuing operations before income taxes	(68,682)	(46,663)	(348,946)	(20,151)
Income tax benefit	45	3,102	2,200	8,880
Net loss from continuing operations	(68,637)	(43,561)	(346,746)	(11,271)
Discontinued operations:
Loss from discontinued operations before income taxes	—	(11,516)	—	(176,973)
Income tax (expense) benefit from discontinued operations	—	(13,455)	—	12,866
Loss from discontinued operations	—	(24,971)	—	(164,107)
Net loss	$(68,637)	$(68,532)	$(346,746)	$(175,378)

Basic loss per common share:
Loss from continuing operations	$(3.75)	$(2.29)	$(18.96)	$(0.59)

Loss from discontinued operations	—	(1.31)	—	(8.63)
Net loss	$(3.75)	$(3.60)	$(18.96)	$(9.22)

Diluted loss per common share
Loss from continuing operations	$(3.75)	$(2.29)	$(18.96)	$(0.59)
Loss from discontinued operations	—	(1.31)	—	(8.63)
Net loss	$(3.75)	$(3.60)	$(18.96)	$(9.22)

Weighted average shares – basic	18,319,947	19,025,462	18,290,346	19,014,974
Weighted average shares – diluted	18,319,947	19,025,462	18,290,346	19,014,974

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

CONTURA ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(68,637)	$(68,532)	$(346,746)	$(175,378)
Other comprehensive income (loss), net of tax:
Employee benefit plans:
Amortization of and adjustments to employee benefit costs	$1,133	$(86)	$(9,998)	$1,340
Income tax expense	—	22	—	(350)
Total other comprehensive income (loss), net of tax	$1,133	$(64)	$(9,998)	$990
Total comprehensive loss	$(67,504)	$(68,596)	$(356,744)	$(174,388)
Refer to accompanying Notes to Condensed Consolidated Financial Statements.

CONTURA ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$161,434	$212,793
Trade accounts receivable, net of allowance for doubtful accounts of $432 and $0 as of September 30, 2020 and December 31, 2019	179,671	244,666
Inventories, net	124,245	162,659
Prepaid expenses and other current assets	120,939	91,361
Total current assets	586,289	711,479
Property, plant, and equipment, net of accumulated depreciation and amortization of $395,397 and $314,276 as of September 30, 2020 and December 31, 2019	401,197	583,262
Owned and leased mineral rights, net of accumulated depletion and amortization of $40,623 and $27,877 as of September 30, 2020 and December 31, 2019	489,631	523,141
Other acquired intangibles, net of accumulated amortization of $38,806 and $32,686 as of September 30, 2020 and December 31, 2019	100,350	125,145
Long-term restricted cash	124,065	122,524
Deferred income taxes	—	33,065
Other non-current assets	221,591	204,207
Total assets	$1,923,123	$2,302,823
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$44,864	$28,485
Trade accounts payable	75,836	98,746
Acquisition-related obligations – current	18,206	33,639
Accrued expenses and other current liabilities	153,372	154,282
Total current liabilities	292,278	315,152
Long-term debt	552,676	564,481
Acquisition-related obligations - long-term	19,286	46,259
Workers’ compensation and black lung obligations	263,517	260,778
Pension obligations	186,089	204,086
Asset retirement obligations	210,998	184,130
Deferred income taxes	368	422
Other non-current liabilities	54,943	31,393
Total liabilities	1,580,155	1,606,701
Commitments and Contingencies (Note 18)
Stockholders’ Equity
Preferred stock - par value $0.01, 5.0 million shares authorized, none issued	—	—
Common stock - par value $0.01, 50.0 million shares authorized, 20.6 million issued and 18.3 million outstanding at September 30, 2020 and 20.5 million issued and 18.2 million outstanding at December 31, 2019	206	205
Additional paid-in capital	778,728	775,707
Accumulated other comprehensive loss	(68,614)	(58,616)
Treasury stock, at cost: 2.3 million shares at September 30, 2020 and December 31, 2019	(106,976)	(107,984)
Retained (deficit) earnings	(260,376)	86,810
Total stockholders’ equity	342,968	696,122
Total liabilities and stockholders’ equity	$1,923,123	$2,302,823
Refer to accompanying Notes to Condensed Consolidated Financial Statements.

CONTURA ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net loss	$(346,746)	$(175,378)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	154,466	330,840
Amortization of acquired intangibles, net	5,180	(4,712)
Accretion of acquisition-related obligations discount	2,882	4,367
Amortization of debt issuance costs and accretion of debt discount	11,087	10,446
Mark-to-market adjustment for acquisition-related obligations	(13,425)	(288)
(Gain) loss on disposal of assets	(2,179)	1,462
Gain on assets acquired in an exchange transaction	—	(9,083)
Loss on modification and extinguishment of debt	—	26,459
Asset impairment and restructuring	221,453	23,020
Accretion on asset retirement obligations	23,806	24,906
Employee benefit plans, net	15,135	14,513
Deferred income taxes	33,011	(22,021)
Stock-based compensation	4,200	7,512
Equity loss in affiliates	3,085	4,804
Other, net	(5,356)	351
Changes in operating assets and liabilities	(33,566)	(99,620)
Net cash provided by operating activities	73,033	137,578
Investing activities:
Capital expenditures	(118,896)	(144,183)
Proceeds on disposal of assets	3,131	1,170
Purchases of investment securities	(18,618)	(65,193)
Maturity of investment securities	12,678	50,775
Capital contributions to equity affiliates	(3,196)	(7,600)
Other, net	68	(2,548)
Net cash used in investing activities	(124,833)	(167,579)
Financing activities:
Proceeds from borrowings on debt	57,500	544,946
Principal repayments of debt	(43,364)	(551,405)
Principal repayments of notes payable	(14,951)	(14,054)
Principal repayments of financing lease obligations	(2,291)	(2,960)
Debt issuance costs	—	(6,104)
Common stock repurchases and related expenses	(171)	(35,485)
Other, net	—	952
Net cash used in financing activities	(3,277)	(64,110)
Net decrease in cash and cash equivalents and restricted cash	(55,077)	(94,111)
Cash and cash equivalents and restricted cash at beginning of period	347,680	477,246
Cash and cash equivalents and restricted cash at end of period	$292,603	$383,135
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	As of September 30,
	2020	2019
Cash and cash equivalents	$161,434	$152,638
Short-term restricted cash (included in prepaid expenses and other current assets)	7,104	21,456
Long-term restricted cash	124,065	209,041
Total cash and cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$292,603	$383,135

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

CONTURA ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Retained (Deficit) Earnings	Total Stockholders’ Equity
Balances, December 31, 2018	$202	$761,301	$(23,130)	$(70,362)	$403,129	$1,071,140
Net income	—	—	—	—	6,815	6,815
Other comprehensive income, net	—	—	177	—	—	177
Stock-based compensation and net issuance of common stock for share vesting	—	6,377	—	—	—	6,377
Exercise of stock options	1	305	—	—	—	306
Common stock repurchases and related expenses	—	—	—	(4,171)	—	(4,171)
Balances, March 31, 2019	$203	$767,983	$(22,953)	$(74,533)	$409,944	$1,080,644
Net loss	—	—	—	—	(113,661)	(113,661)
Other comprehensive income, net	—	—	877	—	—	877
Stock-based compensation and net issuance of common stock for share vesting	—	(545)	—	—	—	(545)
Exercise of stock options	1	589	—	—	—	590
Common stock repurchases and related expenses	—	—	—	(703)	—	(703)
Warrant exercises	—	19	—	—	—	19
Balances, June 30, 2019	$204	$768,046	$(22,076)	$(75,236)	$296,283	$967,221
Net loss	—	—	—	—	(68,532)	(68,532)
Other comprehensive loss, net	—	—	(64)	—	—	(64)
Stock-based compensation and net issuance of common stock for share vesting	1	2,738	—	—	—	2,739
Exercise of stock options	—	38	—	—	—	38
Common stock repurchases and related expenses	—	—	—	(32,464)	—	(32,464)
Balances, September 30, 2019	$205	$770,822	$(22,140)	$(107,700)	$227,751	$868,938

Balances, December 31, 2019	$205	$775,707	$(58,616)	$(107,984)	$86,810	$696,122
Net loss	—	—	—	—	(39,808)	(39,808)
Credit losses cumulative-effect adjustment	—	—	—	—	(440)	(440)
Other comprehensive loss, net	—	—	(4,010)	—	—	(4,010)
Stock-based compensation and net issuance of common stock for share vesting	—	900	—	—	—	900
Common stock reissuances, repurchases and related expenses	—	—	—	1,071	—	1,071
Balances, March 31, 2020	$205	$776,607	$(62,626)	$(106,913)	$46,562	$653,835
Net loss	—	—	—	—	(238,301)	(238,301)
Other comprehensive loss, net	—	—	(7,121)	—	—	(7,121)
Stock-based compensation and net issuance of common stock for share vesting	1	1,043	—	—	—	1,044

Common stock repurchases and related expenses	—	—	—	(42)	—	(42)
Balances, June 30, 2020	$206	$777,650	$(69,747)	$(106,955)	$(191,739)	$409,415
Net loss	—	—	—	—	(68,637)	(68,637)
Other comprehensive income, net	—	—	1,133	—	—	1,133
Stock-based compensation and net issuance of common stock for share vesting	—	1,078	—	—	—	1,078
Common stock repurchases and related expenses	—	—	—	(21)	—	(21)
Balances, September 30, 2020	$206	$778,728	$(68,614)	$(106,976)	$(260,376)	$342,968
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
The Condensed Consolidated Financial Statements include all wholly-owned subsidiaries’ results of operations for the three and nine months ended September 30, 2020 and 2019. All significant intercompany transactions have been eliminated in consolidation.

The accompanying interim Condensed Consolidated Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP as long as the financial statements are not misleading. In the opinion of management, these interim Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or any other period. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
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

In response to the COVID-19 pandemic, on March 27, 2020, the “Coronavirus Aid, Relief, and Economic Security Act” (“CARES Act”) was enacted into law. As a result, the Company expects accelerated refunds of previously generated alternative minimum tax (“AMT”) credits from the Internal Revenue Service (“IRS”) as further described in Note 15 and expects to defer 2020 employer payroll taxes incurred after the date of enactment to future years.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
As further described in Note 11, on March 20, 2020, the Company borrowed funds under a senior secured asset-based revolving credit facility. The funds were borrowed to augment the Company’s short-term operational flexibility in the face of uncertainty created by the current spread of the COVID-19 virus and its potential effects.

On April 3, 2020, the Company announced temporary operational changes in response to market conditions, existing coal inventory levels, and customer deferrals due to concern around the global economic impact of the COVID-19 pandemic. Beginning April 3, 2020, the majority of the Company’s operations were idled for a period of approximately 30 days, with some sites idling for shorter periods of time and a few continuing to operate at a near-normal rate of production. Location-specific schedules were implemented based on existing customer agreements, current inventory levels, and anticipated customer demand. Certain preparation plants, docks, and loadouts continued to operate to support business needs and customer shipments. As of May 4, 2020, all Company sites were back to nearly normal staffing levels and operating capacity with additional precautions in place to help reduce the risk of exposure to COVID-19. Refer to Note 8 for discussion of certain strategic actions announced during the second quarter of 2020 with respect to two thermal coal mining complexes in an effort to strengthen the Company’s financial performance. The Company will continue to evaluate market conditions amid the continuing uncertainty of the COVID-19 pandemic and expects to adjust its operations accordingly.

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

Convertible Debt and Contracts in Entity’s Own Equity: In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). The amendments in this update simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity, such as the Company’s outstanding Series A warrants. For public business entities, the standard is effective for fiscal years ending after December 15, 2021, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements and related disclosures.

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

There were no discontinued operations for the three and nine months ended September 30, 2020 and as of September 30, 2020. The major components of net loss from discontinued operations in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 are as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Revenues:
Total revenues (1)	$4	$152
Costs and expenses:
Depreciation, depletion and amortization (2)	$—	$145,913
Accretion on asset retirement obligations (3)	$4,981	$4,981
Asset impairment (4)	$694	$17,162
Selling, general and administrative expenses	$4,666	$4,673
Other expenses	$1,032	$3,964
Other non-major expense (income) items, net	$147	$432
(1) Total revenues for the three and nine months ended September 30, 2019 consisted entirely of other revenues.
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
(3) The accretion on asset retirement obligations is related to the asset retirement obligation as a result of the Blackjewel bankruptcy filing.
(4) The asset impairment is primarily related to the write-off of a tax receivable. The Company was considered to be the primary obligor for certain taxes that Blackjewel was contractually obligated to pay. During the nine months ended September 30, 2019, the Company recorded an impairment charge for the offsetting receivable from Blackjewel as a result of the Blackjewel bankruptcy filing.

Refer to the Condensed Consolidated Statements of Operations for net loss per share information related to discontinued operations. There were no major components of asset and liabilities that are classified as discontinued operations in the

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
Condensed Consolidated Balance Sheet as of December 31, 2019.

The major components of cash flows related to discontinued operations are as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Other significant operating non-cash items related to discontinued operations:
Depreciation, depletion and amortization	$—	$145,913
Accretion on asset retirement obligations	$4,981	$4,981
Asset impairment	$694	$17,162

(3) Revenue

Disaggregation of Revenue from Contracts with Customers

The following tables disaggregate the Company’s coal revenues by product category and by market to depict how the nature, amount, timing, and uncertainty of the Company’s coal revenues and cash flows are affected by economic factors:

	Three Months Ended September 30, 2020
	Met	Thermal	Total
Export coal revenues	$202,339	$6,707	$209,046
Domestic coal revenues	84,675	106,233	190,908
Total coal revenues	$287,014	$112,940	$399,954

	Three Months Ended September 30, 2019
	Met	Thermal	Total
Export coal revenues	$248,628	$13,187	$261,815
Domestic coal revenues	137,146	125,026	262,172
Total coal revenues	$385,774	$138,213	$523,987

	Nine Months Ended September 30, 2020
	Met	Thermal	Total
Export coal revenues	$693,599	$24,459	$718,058
Domestic coal revenues	282,266	278,611	560,877
Total coal revenues	$975,865	$303,070	$1,278,935

	Nine Months Ended September 30, 2019
	Met	Thermal	Total
Export coal revenues	$928,390	$39,569	$967,959
Domestic coal revenues	429,457	387,359	816,816
Total coal revenues	$1,357,847	$426,928	$1,784,775

Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied as of September 30, 2020.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Remainder of 2020	2021	2022	2023	2024	2025	Total
Estimated coal revenues	$138,188	$268,185	$200,877	$—	$—	$—	$607,250

(4) Accumulated Other Comprehensive (Loss) Income
The following tables summarize the changes to accumulated other comprehensive (loss) income during the nine months ended September 30, 2020 and 2019:

	Balance January 1, 2020	Other comprehensive (loss) income before reclassifications	Amounts reclassified from accumulated other comprehensive (loss) income	Balance September 30, 2020
Employee benefit costs	$(58,616)	$(14,154)	$4,156	$(68,614)

	Balance January 1, 2019	Other comprehensive (loss) income before reclassifications	Amounts reclassified from accumulated other comprehensive (loss) income	Balance September 30, 2019
Employee benefit costs	$(23,130)	$458	$532	$(22,140)

The following table summarizes the amounts reclassified from accumulated other comprehensive (loss) income and the Condensed Consolidated Statements of Operations line items affected by the reclassification during the three and nine months ended September 30, 2020 and 2019:

Details about accumulated other comprehensive (loss) income components	Amounts reclassified from accumulated other comprehensive (loss) income				Affected line item in the Condensed Consolidated Statements of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Employee benefit costs:
Amortization of actuarial loss (1)	$1,101	$258	$2,829	$719	Miscellaneous loss, net
Settlement (1)	32	—	1,327	—	Miscellaneous loss, net
Total before income tax	$1,133	$258	$4,156	$719
Income tax expense	—	(67)	—	(187)	Income tax benefit
Total, net of income tax	$1,133	$191	$4,156	$532
(1) These accumulated other comprehensive (loss) income components are included in the computation of net periodic benefit costs for certain employee benefit plans. Refer to Note 16.

(5) Net (Loss) Income Per Common Share
The number of shares used to calculate basic net (loss) income per common share is based on the weighted average number of the Company’s outstanding common shares during the respective period. The number of shares used to calculate diluted net income per common share is based on the number of common shares used to calculate basic net income per common share plus the dilutive effect of stock options and other stock-based instruments held by the Company’s employees and directors during the period, and the Company’s outstanding Series A warrants. The diluted effect of outstanding stock-based instruments is determined by application of the treasury stock method. The warrants become dilutive for diluted net income per common share calculations when the market price of the Company’s common stock exceeds the exercise price. Dilutive securities are not included in the computation of diluted net loss per common share as the impact would be anti-dilutive. Refer to the Condensed Consolidated Statements of Operations for net loss per common share for the three and nine months ended September 30, 2020 and 2019.

For the three months ended September 30, 2020 and 2019, 1,243,866 and 1,136,318 warrants, stock options, and other stock-based instruments, respectively, were excluded from the computation of dilutive net loss per common share because they would have been anti-dilutive. For the nine months ended September 30, 2020 and 2019, 1,380,076 and 556,282 warrants, stock

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
options, and other stock-based instruments, respectively, were excluded from the computation of dilutive net loss per share because they would have been anti-dilutive. When applying the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share are higher than the Company’s average stock price during an applicable period.

Anti-dilution also occurs in periods of a net loss, and the dilutive impact of all share-based compensation awards are excluded. For the three months ended September 30, 2020 and 2019, the weighted average share impact of stock options and other stock-based instruments that were excluded from the calculation of diluted shares due to the Company incurring a net loss for the period were 31,665 and 57,301, respectively. For the nine months ended September 30, 2020 and 2019, the weighted average share impact of warrants, stock options, and other stock-based instruments that were excluded from the calculation of diluted shares due to the Company incurring a net loss for the period were 38,648 and 332,794, respectively.

(6) Inventories, net
Inventories, net consisted of the following:

	September 30, 2020	December 31, 2019
Raw coal	$18,248	$30,274
Saleable coal	79,194	105,092
Materials, supplies and other, net (1)	26,803	27,293
Total inventories, net	$124,245	$162,659
(1) Includes an increase in allowance for obsolete material and supplies inventory of $807 recorded as restructuring expense during the three months ended June 30, 2020 (refer to Note 8).

(7) Acquired Intangibles
The Company has recognized assets for acquired above market-priced coal supply agreements and acquired mine permits and liabilities for acquired below market-priced coal supply agreements. The coal supply agreements were valued based on the present value of the difference between the expected net contractual cash flows based on the stated contract terms, and the estimated net contractual cash flows derived from applying forward market prices at the Merger or acquisition date for new contracts of similar terms and conditions. The acquired mine permits were valued based on the replacement cost and lost profits method as of the Merger date. The balances and respective balance sheet classifications of such assets and liabilities as of September 30, 2020 and December 31, 2019, net of accumulated amortization, are set forth in the following tables:

	September 30, 2020
	Assets (1)	Liabilities (2)	Net Total
Coal supply agreements, net	$185	$(875)	$(690)
Acquired mine permits, net	100,165	—	100,165
Total	$100,350	$(875)	$99,475

	December 31, 2019
	Assets (1)	Liabilities (2)	Net Total
Coal supply agreements, net	$917	$(6,018)	$(5,101)
Acquired mine permits, net	124,228	—	124,228
Total	$125,145	$(6,018)	$119,127
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

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
The acquired mine permits are amortized over the estimated life of the associated mine. The coal supply agreement assets and liabilities are amortized over the actual number of tons shipped over the life of each contract. The following table details the amortization of mine permits acquired as a result of the Merger and the amortization of above-market and below-market coal supply agreements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Amortization of mine permits (1)	$2,944	$6,266	$9,592	$17,871

Amortization of above-market coal supply agreements	$145	$1,473	$732	$2,351
Amortization of below-market coal supply agreements	(870)	(5,425)	(5,144)	(24,934)
Net income (1)	$(725)	$(3,952)	$(4,412)	$(22,583)

(1) Included within amortization of acquired intangibles, net in the Condensed Consolidated Statements of Operations.

(8) Asset Impairment and Restructuring
Strategic Actions

During the second quarter of 2020, as a result of the weakening coal market conditions due in part to the impact of the global COVID-19 pandemic, the Company announced that it would take certain strategic actions with respect to two of its thermal coal mining complexes in an effort to strengthen its financial performance and improve forecasted liquidity. The Company announced that an underground mine and preparation plant located in West Virginia would be idled during the third quarter of 2020. In addition, the Company decided not to move forward with the construction of a new refuse impoundment at its Cumberland mine in Pennsylvania and would therefore no longer spend the significant capital required in connection with the project. As a result, the Cumberland mine is expected to cease production at the end of 2022, and in the meantime, the Company plans to actively market the Cumberland property for sale. During the third quarter of 2020, the Company entered into a collective bargaining agreement with the UMWA representing Cumberland mine employees replacing the prior expired collective bargaining agreement.

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

In connection with the preparation of the Company’s financial statements for the quarter ended September 30, 2020, the Company determined forecasted margins at certain locations continued to fall below amounts necessary for full recoverability and therefore indicators of impairment were present for three long-lived asset groups within its CAPP - Met reporting segment and four long-lived asset groups within its CAPP - Thermal reporting segment. The Company therefore performed impairment testing on these assets and determined that, as of August 31, 2020, the carrying amounts of the asset groups exceeded both their undiscounted cash flows and their estimated fair values. The Company estimated the fair value of these asset groups generally using a discounted cash flow analysis utilizing market-participant assumptions. As a result, after allocating the potential impairment to individual assets, the Company recorded a long-lived asset impairment of $3,516, of which $3,297 was recorded within NAPP and $219 was recorded within CAPP - Thermal to reduce the carrying value of property, plant, and equipment, net, due to capital spending during the quarter at previously impaired locations requiring the impairment of certain additional assets not considered recoverable. No long-lived asset impairment was recorded within the CAPP - Met reporting segment as each of the three long-lived asset groups had previously been impaired.

During the three and nine months ended September 30, 2019, the Company recorded an asset impairment of $32 and $5,858, respectively, primarily related to the write-off of prepaid purchased coal from Blackjewel as a result of Blackjewel’s Chapter 11 bankruptcy filing on July 1, 2019.

Restructuring

As a result of the strategic actions discussed above, the Company recorded restructuring expense during the three and nine months ended September 30, 2020 as follows:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020	Affected line item in the Condensed Consolidated Balance Sheets
Severance and employee-related benefits (1)	$55	$20,608	Accrued expenses and other current liabilities and Other non-current liabilities
Other costs (2)	—	1,882	Inventories, net and Other non-current assets
Total restructuring expense (3)	$55	$22,490

(1) Severance and employee-related benefits were considered probable and estimable based on provisions of contractual agreements and existing employee benefit plans.
(2) The nine months ended September 30, 2020 includes accelerated amortization of deferred longwall move expenses of $668, allowance for advanced mining royalties of $407, and allowance for obsolete materials and supplies inventory of $807.
(3) During the three months ended September 30, 2020, total restructuring expenses of ($484), $89, and $450 were recorded within the reportable segments CAPP - Thermal, NAPP and All Other, respectively. During the nine months ended September 30, 2020, total restructuring expenses of $1,826, $18,221, and $2,443 were recorded within the reportable segments CAPP - Thermal, NAPP and All Other, respectively.

There were no restructuring expenses recorded during the three and nine months ended September 30, 2019.

(9) Leases

Subsequent to the adoption of ASC 842, Leases, the Company recognizes right of use assets and lease liabilities on the balance sheet for all leases with a term longer than 12 months. The discount rates used to determine the present value of the lease assets and liabilities are based on the Company’s incremental borrowing rate at the lease commencement date and commensurate with the remaining lease term. As the rates implicit in most of the Company’s leases are not readily determinable, the Company uses a collateralized incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. The Company uses the portfolio approach and groups leases by short-term and long-term categories, applying the corresponding incremental borrowing rates to these categories of leases.

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

The Company’s lease population consists primarily of vehicle and heavy equipment leases and leases for office equipment. The Company’s building and land leases relate to corporate office space and certain site offices. The Company determines whether a contract contains a lease based on whether the Company obtains the right to control the use of specifically identifiable property, plant, and equipment for a period of time in exchange for consideration. For the nine months ended September 30, 2020 and 2019, the Company identified no instances requiring significant judgment in determining whether any contracts entered into during the period were or were not leases. Additionally, the Company had no material sublease agreements within the scope of ASC 842 or lease agreements for which the Company was the lessor for the nine months ended September 30, 2020 and 2019.

Renewal options in the Company’s lease population primarily relate to month-to-month extensions on vehicle leases and are immaterial both individually and in the aggregate. The Company includes renewal options that are reasonably certain to be exercised in the measurement of lease liabilities. As of September 30, 2020, the Company does not intend to exercise any termination options on existing leases.

As of September 30, 2020 and December 31, 2019, the Company had the following right-of-use assets and lease liabilities within the Company’s Condensed Consolidated Balance Sheets:

		September 30, 2020	December 31, 2019
Assets	Balance Sheet Classification
Financing lease assets	Property, plant, and equipment, net	$5,921	$9,718
Operating lease right-of-use assets	Other non-current assets	6,481	8,678
Total lease assets		$12,402	$18,396

Liabilities	Balance Sheet Classification
Financing lease liabilities - current	Current portion of long-term debt	$3,222	$3,275
Operating lease liabilities - current	Accrued expenses and other current liabilities	949	1,813
Financing lease liabilities - long-term	Long-term debt	2,552	4,674
Operating lease liabilities - long-term	Other non-current liabilities	5,532	6,866
Total lease liabilities		$12,255	$16,628

Total lease costs and other lease information for the three and nine months ended September 30, 2020 and 2019 included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Lease cost (1)
Finance lease cost:
Amortization of leased assets	$805	$1,143	$2,546	$2,796
Interest on lease liabilities	81	108	277	366
Operating lease cost	509	732	1,603	2,062
Short-term lease cost	380	494	1,255	1,474
Total lease cost	$1,775	$2,477	$5,681	$6,698
(1) The Company had no variable lease costs or sublease income for the nine months ended September 30, 2020 and 2019.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Nine Months Ended September 30,
	2020	2019
Other information
Cash paid for amounts included in the measurement of lease liabilities	$5,426	$6,862
Operating cash flows from finance leases	$276	$366
Operating cash flows from operating leases	$2,859	$3,536
Financing cash flows from finance leases	$2,291	$2,960
Right-of-use assets obtained in exchange for new finance lease liabilities	$243	$1,142
Right-of-use assets obtained in exchange for new operating lease liabilities	$(12)	$140

Lease Term and Discount Rate
Weighted-average remaining lease term in months - finance leases	22.9	32.8
Weighted-average remaining lease term in months - operating leases	95.4	94.6
Weighted-average discount rate - finance leases	6.3%	5.2%
Weighted-average discount rate - operating leases	11.4%	10.9%

The Company has elected to show net instead of gross amounts for right-of-use assets and liabilities within its Condensed Consolidated Statements of Cash Flows.

The following table summarizes the maturity of the Company’s lease liabilities on an undiscounted cash flow basis and a reconciliation to the lease liabilities recognized in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2020:

	Finance Leases	Operating Leases
Lease cost
Remainder of 2020	$945	$489
2021	3,110	1,489
2022	1,854	1,354
2023	272	1,101
2024	6	982
Thereafter	—	4,915
Total future minimum lease payments	$6,187	$10,330
Imputed interest	(413)	(3,849)
Present value of future minimum lease payments	$5,774	$6,481

As of September 30, 2020, the Company had no leases with future commencement dates that will create significant rights or obligations for the Company.

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

On August 29, 2019, the Company announced that its Board of Directors had approved a stock repurchase plan (the “Company Repurchase Plan”) to acquire up to $100,000 in the aggregate of the Company’s common stock at prices as set forth in such plan over a specified period. Through September 30, 2019, the Company had repurchased an aggregate of 529,303

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
shares of common stock under the Company Repurchase Plan for an aggregate purchase price of $15,969 (comprised of $15,953 of share repurchases and $16 of related fees) for an average price paid per share of $30.17. As of October 1, 2019, the Company suspended the Company Repurchase Plan.

Additionally, on September 12, 2019, the Company entered into a common stock repurchase agreement with Whitebox Multi-Strategy Partners, L.P., Whitebox Asymmetric Partners, L.P., Whitebox Credit Partners, L.P. and Whitebox Institutional Partners, L.P. (together, “Whitebox”). Pursuant to terms of the common stock repurchase agreement, the Company repurchased an aggregate of 500,000 shares of common stock from Whitebox at $32.99 per share for an aggregate purchase price of $16,495.

(11) Long-Term Debt
Long-term debt consisted of the following:

	September 30, 2020	December 31, 2019
Term Loan Credit Facility - due June 2024	$554,778	$558,991
ABL Facility - due April 2022	18,350	—
LCC Note Payable	27,500	45,000
LCC Water Treatment Obligation	8,125	9,375
Other (1)	9,145	9,295
Debt discount and issuance costs	(20,358)	(29,695)
Total long-term debt	597,540	592,966
Less current portion	(44,864)	(28,485)
Long-term debt, net of current portion	$552,676	$564,481
(1) Includes financing leases, refer to Note 9 for additional information.

Term Loan Credit Facility - due June 2024
On June 14, 2019, the Company entered into a Credit Agreement with Cantor Fitzgerald Securities, as administrative agent and collateral agent, and the other lenders party thereto (as defined therein) that provides for a senior secured term loan facility in the aggregate principal amount of $561,800 with a maturity date of June 14, 2024 (the “Term Loan Credit Facility”). Principal repayments equal to approximately $1,405 are due each March, June, September and December (commencing with September 30, 2019) with the final principal repayment installment repaid on the maturity date and in an amount equal to the aggregate principal amount outstanding on such date. The Term Loan Credit Facility bears an interest rate per annum based on the character of the loan (defined as either “Base Rate Loan” or “Eurocurrency Rate Loan”). Each loan type bears interest at a rate per annum comprised of a base rate (as defined) plus an applicable percentage (6.00% for Base Rate Loans and 7.00% for Eurocurrency Rate Loans on or prior to the second anniversary of the Closing Date and 7.00% or 8.00% thereafter (the “Applicable Rate”)). The Eurocurrency base rate is subject to a 2.00% floor. Interest accrued on each Base Rate Loan is payable in arrears on the last business day of each March, June, September and December and the maturity date. Interest accrued on each Eurocurrency Rate Loan is payable in arrears on the last day of each interest period as defined therein. As of September 30, 2020, the borrowings made under the Term Loan Credit Facility were comprised of Eurocurrency Rate Loans with an interest rate of 9.00%, calculated as the Eurocurrency rate during the period plus an applicable rate of 7.00%. As of September 30, 2020, the carrying value of the Term Loan Credit Facility was $540,095, with $5,618 classified as current, within the Condensed Consolidated Balance Sheets. As of December 31, 2019, the carrying value of the term loan credit facility was $538,765, with $5,618 classified as current, within the Condensed Consolidated Balance Sheets.

The Company used the proceeds from the Term Loan Credit Facility to repay the outstanding principal balance of $543,125 under the Amended and Restated Credit Agreement dated November 9, 2018 and fees related to such refinancing. The Company recorded a loss on modification of debt of $255, primarily related to modification fees paid under the refinance, and a loss on extinguishment of debt of $26,204, primarily related to the write-off of outstanding debt discounts and unamortized debt issuance costs under the Amended and Restated Credit Agreement dated November 9, 2018, which are recorded in loss on modification and extinguishment of debt within the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2019.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
All obligations under the Term Loan Credit Facility are substantially guaranteed by the Company’s existing wholly owned domestic subsidiaries, and are required to be guaranteed by the Company’s future wholly owned domestic subsidiaries. Certain obligations under the Term Loan Facility are secured by a senior lien, subject to certain exceptions (including the ABL Priority Collateral described below), by substantially all of the Company’s assets and the assets of the Company’s subsidiary guarantors (“Term Loan Priority Collateral”), in each case subject to exceptions. The obligations under the Term Loan Credit Facility are also secured by a junior lien, again subject to certain exceptions, against the ABL Priority Collateral. The Term Loan Facility contains negative and affirmative covenants including certain financial covenants that are more flexible than the covenants on the Amended and Restated Credit Agreement dated November 9, 2018. The Company was in compliance with all covenants under this agreement as of September 30, 2020.

Amended and Restated Asset-Based Revolving Credit Agreement

On November 9, 2018, the Company entered into the Amended and Restated Asset-Based Revolving Credit Agreement which includes a senior secured asset-based revolving credit facility (the “ABL Facility”). Under the ABL Facility, the Company may borrow cash from the Lenders (as defined therein) or cause the L/C Issuers (as defined therein) to issue letters of credit, on a revolving basis, in an aggregate amount of up to $225,000, of which no more than $200,000 may be drawn through letters of credit. Any borrowings under the ABL Facility will have a maturity date of April 3, 2022 and will bear interest based on the character of the loan (defined as either “Base Rate Loan” or “Eurocurrency Rate Loan”) plus an applicable rate ranging from 1.00% to 1.50% for Base Rate Loans and 2.00% to 2.50% for Eurocurrency Rate Loans, depending on the amount of credit available. Pursuant to terms of the Amended and Restated Asset-Based Revolving Credit Agreement at each notice period, the Company elects the character of the loan, the interest period, and may provide notice of continuation or conversion of the borrowed principal amount with the ability to repay the borrowed principal amount in advance of the maturity date without penalty. On March 20, 2020, the Company borrowed $57,500 principal amount under the ABL Facility. The funds were borrowed to augment the Company’s short-term operational flexibility in the face of uncertainty created by the current spread of the COVID-19 virus and its potential effects (see further discussion in Note 1). As of September 30, 2020, the borrowings made under the ABL Facility were comprised of Eurocurrency Rate Loans with an interest rate of 3.71%, calculated as the Eurocurrency rate during the period plus an applicable rate of 2.50%. The interest rate (which is subject to periodic adjustment) declined to 2.73% on October 7, 2020 and is subject to adjustment again on April 7, 2021. As of September 30, 2020, the carrying value of the ABL Facility was $18,350, with $15,000 classified as current (based on amounts repaid in October 2020) and the remainder classified as long-term (based on the maturity of the ABL Facility), within the Condensed Consolidated Balance Sheets. As of December 31, 2019, the Company had no borrowings under the ABL Facility.

Any letters of credit issued under the ABL Facility will bear a commitment fee rate ranging from 0.25% to 0.375% depending on the amount of availability per terms of the agreement, and a fronting fee of 0.25% of the face amount under each letter of credit, payable to the ABL Facility’s administrative agent. As of September 30, 2020 and December 31, 2019, the Company had $122,366 and $99,876 letters of credit outstanding under the ABL Facility, respectively.
The Amended and Restated Asset-Based Revolving Credit Agreement, as amended, and related documents contain negative and affirmative covenants including certain financial covenants. The Company is in compliance with all covenants under these agreements as of September 30, 2020.

LCC Note Payable

The Lexington Coal Company (“LCC”) Note Payable has no stated interest rate and an imputed interest rate of 12.45%. The carrying value of the LCC Note Payable was $23,638 and $37,695, with $17,500 and $17,500 reported within the current portion of long-term debt as of September 30, 2020 and December 31, 2019, respectively.

LCC Water Treatment Stipulation

The LCC Water Treatment Stipulation has no stated interest rate and an imputed interest rate of 13.12%. The carrying value of the LCC Water Treatment Stipulation was $6,674 and $7,211, with $2,500 and $1,875 reported within the current portion of long-term debt as of September 30, 2020 and December 31, 2019, respectively.

(12) Acquisition-Related Obligations
Acquisition-related obligations consisted of the following:

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	September 30, 2020	December 31, 2019
Contingent Revenue Obligation	$24,292	$52,427
Environmental Settlement Obligations	11,152	16,305
Reclamation Funding Liability	—	12,000
UMWA Funds Settlement Liability	4,000	4,000
Discount	(1,952)	(4,834)
Total acquisition-related obligations	37,492	79,898
Less current portion	(18,206)	(33,639)
Acquisition-related obligations, net of current portion	$19,286	$46,259

Contingent Revenue Obligation

As of September 30, 2020 and December 31, 2019 the carrying value of the Contingent Revenue Obligation was $24,292 and $52,427, with $10,511 and $14,646 classified as current, respectively, classified as an acquisition-related obligation in the Condensed Consolidated Balance Sheets. Refer to Note 14 for further disclosures related to the fair value assignment and methods used.

During the second quarter of 2020, the Company paid $15,084, including $374 of unclaimed unsecured claims distributions, pursuant to terms of the Contingent Revenue Obligation.

Environmental Settlement Obligations

As of September 30, 2020 and December 31, 2019, the carrying value of the Environmental Settlement Obligations was $9,674 and $13,594, net of discounts of $1,478 and $2,711, with $5,694 and $6,185 classified as current, respectively, all of which was classified as an acquisition-related obligation in the Condensed Consolidated Balance Sheets.

Reclamation Funding Agreement

As of September 30, 2020, the Company has no remaining payments for the Funding of Restricted Cash Reclamation liability. As of December 31, 2019, the carrying value of the Funding of Restricted Cash Reclamation liability was $10,808, net of discounts of $1,192, all of which was classified as a current acquisition-related obligation in the Condensed Consolidated Balance Sheets.

(13) Asset Retirement Obligations

The following table summarizes the changes in asset retirement obligations for the nine months ended September 30, 2020:

Total asset retirement obligations at December 31, 2019	$224,704
Accretion for the period	23,806
Sites added during the period	621
Revisions in estimated cash flows (1)	13,244
Expenditures for the period	(16,532)
Total asset retirement obligations at September 30, 2020	245,843
Less current portion (2)	(34,845)
Long-term portion	$210,998
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

(14) Fair Value of Financial Instruments and Fair Value Measurements

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
The estimated fair values of financial instruments are determined based on relevant market information. These estimates involve uncertainty and cannot be determined with precision.
The carrying amounts for cash and cash equivalents, trade accounts receivable, net, prepaid expenses and other current assets, short-term and long-term restricted cash, short-term and long-term deposits, trade accounts payable, and accrued expenses and other current liabilities approximate fair value as of September 30, 2020 and December 31, 2019 due to the short maturity of these instruments.
The following tables set forth by level, within the fair value hierarchy, the Company’s long-term debt at fair value as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term Loan Credit Facility - due June 2024	$540,095	$368,095	$—	$368,095	$—
ABL Facility - due April 2022	18,350	18,113	—	—	18,113
LCC Note Payable	23,638	18,557	—	—	18,557
LCC Water Treatment Obligation	6,674	5,099	—	—	5,099
Total long-term debt	$588,757	$409,864	$—	$368,095	$41,769

	December 31, 2019
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term Loan Credit Facility - due June 2024	$538,765	$461,402	$461,402	$—	$—
LCC Note Payable	37,695	33,884	—	—	33,884
LCC Water Treatment Obligation	7,211	6,280	—	—	6,280
Total long-term debt	$583,671	$501,566	$461,402	$—	$40,164
(1) Net of debt discounts and debt issuance costs.

The following tables set forth by level, within the fair value hierarchy, the Company’s acquisition-related obligations at fair value as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
UMWA Funds Settlement Liability	$3,526	$3,135	$—	$—	$3,135
Environmental Settlement Obligations	9,674	7,810	—	—	7,810
Total acquisition-related obligations	$13,200	$10,945	$—	$—	$10,945

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
(1) Net of discounts.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial and non-financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2020 and December 31, 2019. Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the determination of fair value for assets and liabilities and their placement within the fair value hierarchy levels.

	September 30, 2020
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent Revenue Obligation	$24,292	$—	$—	$24,292
Trading securities	$26,015	$20,087	$5,928	$—

	December 31, 2019
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent Revenue Obligation	$52,427	$—	$—	$52,427
Trading securities	$13,508	$5,506	$8,002	$—

The following tables are a reconciliation of the financial and non-financial assets and liabilities that were accounted for at fair value on a recurring basis and that were categorized within Level 3 of the fair value hierarchy:

	December 31, 2019	Payments	Loss (Gain) Recognized in Earnings (1)	Transfer In (Out) of Level 3 Fair Value Hierarchy	September 30, 2020
Contingent Revenue Obligation	$52,427	$(14,710)	$(13,425)	$—	$24,292
(1) The gain recognized in earnings resulted primarily from a change in the forecasted future revenue associated with this obligation and an increase in annualized volatility as of September 30, 2020.

	December 31, 2018	Payments	Measurement Period Adjustments	Loss (Gain) Recognized in Earnings	Transfer In (Out) of Level 3 Fair Value Hierarchy	September 30, 2019
Contingent Revenue Obligation	$59,880	$(9,627)	$5,738	$(288)	$—	$55,703

The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the tables above:
Level 1 Fair Value Measurements
Term Loan Credit Facility - due June 2024 - As of December 31, 2019, the fair value is based on observable market data.

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

Trading Securities - Includes money market funds and other cash equivalents. The fair value is based on observable market data.

Level 2 Fair Value Measurements
Term Loan Credit Facility - due June 2024 - As of September 30, 2020, the fair value is based on the average between bid and ask prices provided by a third-party. As the fair value is based on observable market inputs, the Company has classified the fair value within Level 2 of the fair value hierarchy. Due to limited trading volume in the Term Loan Credit Facility, the Company reclassified the fair value from Level 1 within the fair value hierarchy during the three months ending September 30, 2020.

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

Level 3 Fair Value Measurements

ABL Facility - due April 2022 - Observable transactions are not available to aid in determining the fair value of this item. Therefore, the fair value was derived by using the expected present value approach in which estimated cash flows are discounted using a risk-free interest rate adjusted for credit risk (discount rate of approximately 10%) as of September 30, 2020.

LCC Note Payable, LCC Water Treatment Obligation, UMWA Funds Settlement Liability, Environmental Settlement Obligations and Reclamation Funding Liability - Observable transactions are not available to aid in determining the fair value of these items. Therefore, the fair value was derived by using the expected present value approach in which estimated cash flows are discounted using a risk-free interest rate adjusted for credit risk (discount rates of approximately 35% and 21% as of September 30, 2020 and December 31, 2019, respectively).

Contingent Revenue Obligation - The fair value of the contingent revenue obligation was estimated using a Black-Scholes pricing model and is marked to market at each reporting period with changes in value reflected in earnings. The inputs included in the Black-Scholes pricing model are the Company's forecasted future revenue, the stated royalty rate, the remaining periods in the obligation; annual risk-free interest rate based on the U.S. Constant Maturity Treasury Curve and annualized volatility. The annualized volatility was calculated by observing volatilities for comparable companies with adjustments for the Company's size and leverage. The range of significant unobservable inputs used to value the contingent revenue obligation as of September 30, 2020 and December 31, 2019, are set forth in the following table:

	September 30, 2020	December 31, 2019
Forecasted future revenue	$0.8 - $0.9 billion	$1.1 - $1.2 billion
Stated royalty rate	1.0% - 1.5%	1.0% - 1.5%
Annualized volatility	10.6% - 32.1% (26.8%)	9.4% - 28.1% (19.9%)

(15) Income Taxes

For the nine months ended September 30, 2020, the Company recorded income tax benefit of $2,200 on a loss from continuing operations before income taxes of $348,946. The income tax benefit differs from the expected statutory amount primarily due to the increase in the valuation allowance, partially offset by the permanent impact of percentage depletion deductions, the impact of state income taxes, net of federal tax impact, and the recording of a discrete tax benefit related to the refundability of previously sequestered AMT Credits. The discrete income tax benefit of the previously sequestered AMT Credits is $2,123 and was recorded during the three months ended March 31, 2020. As of September 30, 2020, the Company anticipates that no current federal income tax liability will be generated in 2020. For the nine months ended September 30, 2019, the Company recorded income tax benefit of $8,880 on a loss from continuing operations before income taxes of

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
$20,151. The income tax benefit differs from the expected statutory amount primarily due to the permanent impact of percentage depletion and stock-based compensation deductions, partially offset by an increase in the valuation allowance.

During the nine months ended September 30, 2020, the Company recorded an increase of $92,804 to its deferred tax asset valuation allowance. The increase in the valuation allowance results from an increase in deferred tax assets for which the Company is unable to support realization. The Company currently is relying primarily on the reversal of taxable temporary differences, along with consideration of taxable income via carryback to prior years and tax planning strategies, to support the realization of deferred tax assets. For each reporting period, the Company updates its assessment regarding the realizability of its deferred tax assets, including scheduling the reversal of its deferred tax assets and liabilities, to determine the amount of valuation allowance needed. Scheduling the reversal of deferred tax asset and liability balances requires judgment and estimation. The Company believes the deferred tax liabilities relied upon as future taxable income in its assessment will reverse in the same period and jurisdiction and are of the same character as the temporary differences giving rise to the deferred tax assets that will be realized. The valuation allowance recorded represents the portion of deferred tax assets for which the Company is unable to support realization through the methods described above.

On March 27, 2020, the CARES Act was enacted into law. As a result of the CARES Act, the Company expects that AMT Credits of $68,252 will be fully refunded during the year ended December 31, 2020. As of September 30, 2020 and December 31, 2019, the Company classified the current portion of AMT Credit refunds receivable of $66,129 and $33,065, respectively, within prepaid expenses and other current assets on the Company’s Condensed Consolidated Balance Sheets.

During the three months ended September 30, 2020, the Company recorded a decrease in unrecognized tax benefits of approximately $23,800, as a result of the issuance of final regulatory guidance from the IRS. The decrease in unrecognized tax benefits did not result in an amount of cash paid for income taxes and did not impact the Company’s effective tax rate for the three and nine months ended September 30, 2020.

The IRS initiated a corporate income tax audit during the third quarter of 2020 for the Company’s 2016 tax year and related net operating loss carryback.

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
Pension

Effective as of the September 30, 2019 adjusted funding target attainment percentage certification date under Section 436 of the Internal Revenue Code, certain lump sum benefit restrictions were lifted for one of the qualified non-contributory defined benefit pension plans, allowing certain eligible participants the option to elect to receive lump sum benefits which resulted in a partial plan settlement and the accelerated recognition of a portion of the accumulated other comprehensive loss during the nine months ended September 30, 2020. Refer to the table below for further information on the partial plan settlement.

The following table details the components of the net periodic benefit for pension obligations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest cost	$4,670	$6,636	$14,061	$19,929
Expected return on plan assets	(6,752)	(7,011)	(20,312)	(21,032)
Amortization of net actuarial loss	511	199	1,501	597
Settlement	—	—	1,230	—
Net periodic benefit	$(1,571)	$(176)	$(3,520)	$(506)

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
Assets of the three qualified non-contributory defined pension plans (“Pension Plans”) are held in trusts and are invested in accordance with investment guidelines that have been established by the Company’s Benefits Committee in consultation with outside investment advisors. In September 2020, the target allocation was adjusted by the Company’s Benefits Committee to transition to 60.0% equity securities and 40.0% fixed income funds in approximate 2.0% increments over a 10 month period. The asset allocation targets have been set with the expectation that the Pension Plans’ assets will fund the expected liabilities within an appropriate level of risk. In determining the appropriate target asset allocations, the Benefits Committee considers the demographics of the Pension Plans’ participants, the funding status of each plan, the Company’s contribution philosophy, the Company’s business and financial profile, and other associated risk factors.

Black Lung

The following table details the components of the net periodic expense for black lung obligations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service cost	$598	$751	$1,762	$1,558
Interest cost	747	1,567	2,493	3,386
Expected return on plan assets	(14)	(17)	(40)	(49)
Amortization of net actuarial loss	596	72	1,346	162
Net periodic expense	$1,927	$2,373	$5,561	$5,057

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

Life Insurance Benefits

The following table details the components of the net periodic expense for life insurance benefit obligations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest cost	$84	$106	$253	$318
Amortization of net actuarial gain	(12)	(26)	(36)	(78)
Net periodic expense	$72	$80	$217	$240

Defined Contribution and Profit Sharing Plans

The Company sponsors defined contribution plans to assist its eligible employees in providing for retirement. Generally, under the terms of these plans, employees make voluntary contributions through payroll deductions and the Company makes matching and/or discretionary contributions, as defined by each plan. The Company’s total contributions to these plans for the three months ended September 30, 2020 and 2019 was $628 and $4,158, respectively. The Company’s total contributions to these plans for the nine months ended September 30, 2020 and 2019 was $6,520 and $23,461, respectively.

During the second quarter of 2020, the Company’s matching contributions under the Contura Energy 401(k) Retirement Savings Plan were suspended due to current market conditions.

Self-Insured Medical Plan

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
The Company is self-insured for health insurance coverage for all of its active employees. Estimated liabilities for health and medical claims are recorded based on the Company’s historical experience and include a component for incurred but not paid claims. During the three months ended September 30, 2020 and 2019, the Company incurred total expenses of $17,327 and $20,976, respectively, which primarily includes claims processed and an estimate for claims incurred but not paid. During the nine months ended September 30, 2020 and 2019, the Company incurred total expenses of $48,430 and $58,873, respectively, which primarily includes claims processed and an estimate for claims incurred but not paid.

(17) Related Party Transactions
There were no material related party transactions for the nine months ended September 30, 2020.

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

On September 12, 2019, the Company entered into a common stock repurchase agreement with Whitebox, shareholders of the Company. Refer to Note 10 for additional disclosures.

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
Coal royalty expense was $16,176 and $21,868 for the three months ended September 30, 2020 and 2019, respectively. Coal royalty expense was $52,092 and $73,119 for the nine months ended September 30, 2020 and 2019, respectively.

Minimum royalty obligations under coal leases total $1,784, $15,974, $14,081, $13,064, $11,110, and $46,724 for the remainder of 2020, 2021, 2022, 2023, 2024, and after 2024, respectively.

Other Commitments

The Company has obligations under certain coal purchase agreements that contain minimum quantities to be purchased in the remainder of 2020 totaling an estimated $15,670. The Company has obligations under certain coal transportation agreements that contain minimum quantities to be shipped in 2021 totaling $8,793. The Company also has obligations under certain equipment purchase agreements that contain minimum quantities to be purchased in the remainder of 2020, 2021, and 2024 totaling $9,931, $8,968, and $1,157, respectively.

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
Future Federal Income Tax Refunds

As of September 30, 2020, the Company has recorded $66,129 of federal income tax receivable related to AMT Credits. In addition, the Company has recorded a non-current federal income tax receivable of $64,160 and associated interest receivable of $5,126 related to an NOL carryback claim. Because the federal government was a creditor in the Alpha Natural Resources, Inc. (“Predecessor Alpha”) bankruptcy proceedings, it is possible that the federal government could withhold some or all of the tax refund attributable to the NOL carryback claim and the refundable AMT Credits and assert a right to set off the tax refund, refundable credits, and associated interest receivable against its prepetition bankruptcy claims.

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
The Company is required to provide financial assurance in order to perform the post-mining reclamation required by its mining permits, pay workers’ compensation claims under workers’ compensation laws in various states, pay federal black lung benefits, and perform certain other obligations. In order to provide the required financial assurance, the Company generally uses surety bonds for post-mining reclamation and workers’ compensation obligations. The Company can also use bank letters of credit to collateralize certain obligations.

As of September 30, 2020, the Company had outstanding surety bonds with a total face amount of $349,772 to secure various obligations and commitments. To secure the Company’s reclamation-related obligations, the Company currently has $113,470 of collateral supporting these obligations.

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

Amounts included in restricted cash represent cash deposits primarily invested in interest bearing accounts that are restricted as to withdrawal as required by certain agreements entered into by the Company and provide collateral for securing the following obligations which have been written on the Company’s behalf:

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	September 30, 2020	December 31, 2019
Workers' compensation	$39,141	$38,944
Black lung	12,770	12,706
Reclamation-related obligations	69,148	67,868
Financial guarantees and other	3,006	3,006
Contingent revenue obligation escrow	7,104	12,363
Total restricted cash	131,169	134,887
Less current portion (1)	(7,104)	(12,363)
Restricted cash, net of current portion	$124,065	$122,524
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

Amounts included in restricted investments consist of certificates of deposit, mutual funds, and U.S. treasury bills that are restricted as to withdrawal as required by certain agreements entered into by the Company and provide collateral for securing the following obligations which have been written on the Company’s behalf:

	September 30, 2020	December 31, 2019
Workers' compensation	$3,131	$3,100
Reclamation-related obligations	24,662	18,786
Total restricted investments (1), (2)	$27,793	$21,886
(1) Included within other non-current assets on the Company’s Condensed Consolidated Balance Sheets.
(2) As of September 30, 2020 and December 31, 2019, respectively, $26,015 and $13,508 are classified as trading securities and $1,778 and $8,378 are classified as held-to-maturity securities.

Deposits represent cash deposits held at third parties as required by certain agreements entered into by the Company to provide cash collateral to secure the following obligations which have been written on the Company’s behalf:

	September 30, 2020	December 31, 2019
Reclamation-related obligations	$19,660	$8,887
Other operating agreements	1,419	1,836
Total deposits (1)	$21,079	$10,723
(1) Included within prepaid expenses and other current assets and other non-current assets on the Company’s Condensed Consolidated Balance Sheets.

Letters of Credit

As of September 30, 2020, the Company had $122,366 letters of credit outstanding under the Amended and Restated Asset-Based Revolving Credit Agreement. Additionally, as of September 30, 2020, the Company had $14,242 letters of credit outstanding under the Amended and Restated Letter of Credit Agreement dated November 9, 2018 between ANR, Inc. and Citibank, N.A. and $613 letters of credit outstanding under the Credit and Security Agreement dated June 30, 2017, and related amendments, between ANR, Inc. and First Tennessee Bank National Association.

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

(19) Segment Information
The Company extracts, processes and markets met and thermal coal from surface and deep mines for sale to steel and coke producers, industrial customers, and electric utilities. The Company conducts mining operations only in the United States with mines in Central and Northern Appalachia. The Company has three reportable segments: CAPP - Met, CAPP - Thermal, and NAPP. CAPP - Met consists of four active mines and two preparation plants in Virginia, seventeen active mines and five preparation plants in West Virginia, as well as expenses associated with certain idled/closed mines. CAPP - Thermal consists of one active mine and one preparation plant in West Virginia, as well as expenses associated with certain idled/closed mines. NAPP consists of one active mine in Pennsylvania and one preparation plant, as well as expenses associated with one closed mine.

In addition to the three reportable segments, the All Other category includes general corporate overhead and corporate assets and liabilities and the elimination of certain intercompany activity.

The operating results of these reportable segments are regularly reviewed by the CODM, who is the Chief Executive Officer of the Company.

Segment operating results and capital expenditures for the three months ended September 30, 2020 were as follows:

	Three Months Ended September 30, 2020
	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Total revenues	$295,381	$39,835	$65,100	$375	$400,691
Depreciation, depletion, and amortization	$41,177	$7,313	$1,504	$745	$50,739
Amortization of acquired intangibles, net	$2,535	$(486)	$145	$25	$2,219
Adjusted EBITDA	$17,847	$5,155	$7,250	$(10,565)	$19,687
Capital expenditures	$22,668	$765	$4,299	$74	$27,806

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
Segment operating results and capital expenditures for the three months ended September 30, 2019 were as follows:

	Three Months Ended September 30, 2019
	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Total revenues	$373,356	$80,432	$71,446	$630	$525,864
Depreciation, depletion, and amortization	$38,212	$13,972	$6,241	$2,417	$60,842
Amortization of acquired intangibles, net	$4,765	$(3,359)	$908	$—	$2,314
Adjusted EBITDA	$58,796	$1,954	$(4,152)	$(16,575)	$40,023
Capital expenditures	$47,316	$5,706	$7,114	$165	$60,301

Segment operating results and capital expenditures for the nine months ended September 30, 2020 were as follows:

	Nine Months Ended September 30, 2020
	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Total revenues	$974,674	$115,416	$190,643	$2,256	$1,282,989
Depreciation, depletion, and amortization	$121,699	$19,422	$10,525	$2,820	$154,466
Amortization of acquired intangibles, net	$7,875	$(3,484)	$714	$75	$5,180
Adjusted EBITDA	$104,668	$5,459	$20,645	$(33,942)	$96,830
Capital expenditures	$83,449	$6,349	$28,468	$630	$118,896

Segment operating results and capital expenditures for the nine months ended September 30, 2019 were as follows:

	Nine Months Ended September 30, 2019
	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Total revenues	$1,340,684	$225,698	$222,750	$2,052	$1,791,184
Depreciation, depletion, and amortization	$113,714	$44,586	$19,390	$7,237	$184,927
Amortization of acquired intangibles, net	$5,816	$(12,142)	$1,614	$—	$(4,712)
Adjusted EBITDA	$283,483	$8,704	$21,900	$(49,930)	$264,157
Capital expenditures	$105,008	$13,365	$23,317	$2,493	$144,183

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended September 30, 2020:

	Three Months Ended September 30, 2020
	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Net (loss) income from continuing operations	$(29,545)	$(3,815)	$149	$(35,426)	$(68,637)
Interest expense	(189)	2	(357)	18,933	18,389
Interest income	(3)	—	(1)	(374)	(378)
Income tax benefit	—	—	—	(45)	(45)
Depreciation, depletion and amortization	41,177	7,313	1,504	745	50,739
Non-cash stock compensation expense	105	—	—	973	1,078
Mark-to-market adjustment - acquisition-related obligations	—	—	—	3,624	3,624
Accretion on asset retirement obligations	3,767	2,406	2,424	530	9,127
Asset impairment and restructuring (1)	—	(265)	3,386	450	3,571
Amortization of acquired intangibles, net	2,535	(486)	145	25	2,219
Adjusted EBITDA	$17,847	$5,155	$7,250	$(10,565)	$19,687

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
(1) Asset impairment and restructuring for the three months ended September 30, 2020 includes long-lived asset impairments of $3,516 as a result of capital spending during the quarter at previously impaired locations requiring the impairment of certain additional assets not considered recoverable and restructuring expense of $55 as a result of the strategic actions with respect to two thermal coal mining complexes announced during the second quarter of 2020. Refer to Note 8 for further information.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended September 30, 2019:

	Three Months Ended September 30, 2019
	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Net income (loss) from continuing operations	$13,033	$(11,338)	$(12,304)	$(32,952)	$(43,561)
Interest expense	84	6	1	18,756	18,847
Interest income	(4)	—	(15)	(1,744)	(1,763)
Income tax benefit	—	—	—	(3,102)	(3,102)
Depreciation, depletion and amortization	38,212	13,972	6,241	2,417	60,842
Merger-related costs	—	—	—	68	68
Non-cash stock compensation expense	348	3	—	2,387	2,738
Mark-to-market adjustment - acquisition-related obligations	—	—	—	(3,238)	(3,238)
Accretion on asset retirement obligations	2,326	2,670	1,017	833	6,846
Asset impairment	32	—	—	—	32
Amortization of acquired intangibles, net	4,765	(3,359)	908	—	2,314
Adjusted EBITDA	$58,796	$1,954	$(4,152)	$(16,575)	$40,023

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the nine months ended September 30, 2020:

	Nine Months Ended September 30, 2020
	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Net loss from continuing operations	$(67,996)	$(37,711)	$(158,983)	$(82,056)	$(346,746)
Interest expense	(1,495)	6	(1,431)	57,728	54,808
Interest income	(63)	—	(15)	(6,811)	(6,889)
Income tax benefit	—	—	—	(2,200)	(2,200)
Depreciation, depletion and amortization	121,699	19,422	10,525	2,820	154,466
Non-cash stock compensation expense	410	8	—	3,782	4,200
Mark-to-market adjustment - acquisition-related obligations	—	—	—	(13,425)	(13,425)
Accretion on asset retirement obligations	10,786	7,025	3,963	2,032	23,806
Asset impairment and restructuring (1)	32,951	20,188	165,866	2,448	221,453
Management restructuring costs (2)	501	5	6	435	947
Loss on partial settlement of benefit obligations	—	—	—	1,230	1,230
Amortization of acquired intangibles, net	7,875	(3,484)	714	75	5,180
Adjusted EBITDA	$104,668	$5,459	$20,645	$(33,942)	$96,830
(1) Asset impairment and restructuring for the nine months ended September 30, 2020 includes long-lived asset impairments of $198,963 and restructuring expense of $22,490 as a result of weakened coal prices and the strategic actions with respect to two thermal coal mining complexes announced during the second quarter of 2020 and capital spending during the third quarter of 2020 at previously impaired locations requiring the impairment of certain additional assets not considered recoverable. Refer to Note 8 for further information.
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

The Company markets produced, processed and purchased coal to customers in the United States and in international markets, primarily India, Brazil, Turkey, Netherlands, and Italy. Export coal revenues were the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total coal revenues	$399,954	$523,987	$1,278,935	$1,784,775
Export coal revenues (1)	$209,046	$261,815	$718,058	$967,959
Export coal revenues as % of total coal revenues	52%	50%	56%	54%

CONTURA ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
(1) The amounts for the three months ended September 30, 2020 include $57,740 of export coal revenues from external customers in India, recorded within the CAPP - Met and CAPP - Thermal segments. The amounts for the nine months ended September 30, 2020 include $174,182 and $133,501 of export coal revenues from external customers in India and Brazil, respectively, recorded within the CAPP - Met, CAPP - Thermal, and NAPP segments. The amounts for the nine months ended September 30, 2019 include $228,754 of export coal revenues from external customers in India recorded within the CAPP - Met, CAPP - Thermal, and NAPP segments. Revenue is tracked within the Company’s accounting records based on the product destination.

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

UMWA. United Mine Workers of America.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides a narrative of our results of operations and financial condition for the three and nine months ended September 30, 2020 and 2019. The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and related notes and risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2019.
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

Our current view of the impacts of COVID-19 to our customers and suppliers is discussed below in the Market Overview section. Additionally, refer to Note 1 for further discussion of the COVID-19 pandemic impacts to our business and Note 8 for discussion of certain strategic actions announced during the second quarter of 2020 with respect to two of our thermal coal mining complexes in an effort to strengthen our financial performance.

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

Market Overview

The metallurgical coal market continued to exhibit weakness into the third quarter of 2020 with the indices declining to an annual low in mid-August, primarily driven by the impacts of the COVID-19 pandemic. Atlantic High-Vol A indices, averaged under $110 per metric ton in July and August and only increased to $117.50 per metric ton in late-October, representing a 12% increase from the annual low in mid-August. Coinciding with the moderate strengthening of the market, domestic steel utilization has steadily increased from a post-pandemic low of 51.1% to 69.7% as of October 26, still trailing the annual high of 82.7% achieved on January 18, 2020. Although, Chinese import restrictions continue to have an impact on Australian metallurgical coal imports resulting in continued softness in the seaborne market.

Global manufacturing and industrial production are showing some signs of improvement, with the manufacturing Purchasing Managers’ Indices (“PMI”) above 50.0 in all the main metallurgical coal export markets and India showing the most improvement over the last three months, increasing to 58.9 in October from 46.0 in July. Brazil continues to show the strongest overall PMI, improving further from 64.9 in September to 66.7 in October.

According to the World Steel Association (“WSA”), September crude steel production increased nearly 3% with China continuing to lead the major producing regions, growing 10.9% for the month of September and 4.5% for the year-to-date period, whereas Europe declined 14.0% and 17.9% for the respective periods. Turkey and Brazil were the only other major producers to show growth, growing 18.0% and 7.5%, respectively in September. The U.S. market continued to struggle, declining 18.5% for the month of September and 19.2% for the year-to-date period. Metallurgical coal exports remained soft in August, declining approximately 39% for the month of August and 24% for the year-to-date period. We remain focused on being nimble in meeting the uncertain demand and will adjust our production profile as needed.

Throughout the third quarter of 2020, we received force majeure lift or cessation notices from customers, including many customers who quantified no impact from their alleged force majeure event notices. We also negotiated arrangements with various customers to defer anticipated shortfall volumes from 2020 into 2021. As noted, we have recently seen steel prices in our markets beginning to show some strength, encouraging more steel production and creating immediate additional demand for coking coal. As a result of these circumstances, we have experienced only a limited reduction impact in overall metallurgical coal sales volume and production for the quarter.

Negotiations for 2021 domestic metallurgical contracts are nearly complete, with approximately four million net tons of metallurgical coal already sold to domestic customers for 2021. This is roughly the same level as in 2020, which we consider positive given the expectation that most domestic coke plants are expected to operate at lower levels in 2021 than in previous years. In total, based on these contracts, we expect to sell approximately 14 million net tons of metallurgical coal from our CAPP - Met reportable segment in 2021.

International markets continue to exhibit volatility, with Asia-Pacific metallurgical coal price indices having shown significant improvement in September and early October only to drop sharply in response to a lack of demand from Chinese buyers in recent weeks. We believe this reduced demand stems in part from predetermined import quotas as well as trade tensions between China and Australia. We anticipate these to be temporary influences on the market, with backlogs at Chinese ports expected to clear quickly and additional clarity on 2021 Chinese quotas to be released in the coming weeks. Atlantic metallurgical coal prices have also shifted downward in recent days, but not to the same extent as Asian prices. Since the beginning of September, the Australian Premium Low Volatile index price increased from $109.25/MT to $139.00/MT before retreating to $107.25/MT on October 29.

On the thermal side, natural gas forecasts are more optimistic than in previous months. With a normal winter, we expect domestic thermal prices to strengthen and would anticipate some utility customers to alter generation dispatch by switching from natural gas back to coal.

We continue to evaluate market conditions, including customer demand and inventory levels, amid uncertainty attributable to the continued concern around the global economic impact of the COVID-19 pandemic. Consequently, depending on the timing and extent of economic stabilization and recovery, our ability to estimate future metallurgical or thermal customer coal demand remains limited.

We have not experienced any significant supply chain disruptions due to the COVID-19 pandemic. As a result of the overall decline in coal production, we have observed an inventory increase of certain mining supplies across the coal market, resulting in some market share competition among vendors. We will continue to monitor these developments closely.

Business Overview

We are a large-scale provider of met and thermal coal to a global customer base, operating high-quality, cost-competitive coal mines across two major U.S. coal basins (CAPP and NAPP). As of September 30, 2020, our operations consisted of twenty-three active mines and nine coal preparation and load-out facilities, with approximately 3,900 employees. We produce, process, and sell met coal and thermal coal from operations located in Virginia, West Virginia and Pennsylvania. We also sell coal produced by others, some of which is processed and/or blended with coal produced from our mines prior to resale, with the remainder purchased for resale. As of December 31, 2019, we had 1.3 billion tons of reserves, including 861.0 million tons of proven reserves and 469.9 million tons of probable reserves.

For the three months ended September 30, 2020 and 2019, sales of met coal were 3.2 million tons and 3.0 million tons, respectively, and accounted for approximately 57.4% and 52.0%, respectively, of our coal sales volume. Sales of thermal coal were 2.4 million tons and 2.8 million tons, respectively, and accounted for approximately 42.6% and 48.0%, respectively, of our coal sales volume. For the nine months ended September 30, 2020 and 2019, sales of met coal were 9.8 million tons and 9.5 million tons, respectively, and accounted for approximately 60.4% and 52.5%, respectively, of our coal sales volume. Sales of thermal coal were 6.4 million tons and 8.6 million tons, respectively, and accounted for approximately 39.6% and 47.5%, respectively, of our coal sales volume.

Our sales of met coal were made primarily to steel companies in the northeastern and midwestern regions of the United States and in several countries in Europe, Asia and the Americas. Our sales of thermal coal were made primarily to large utilities and industrial customers throughout the United States. For the three months ended September 30, 2020 and 2019 approximately 52.3% and 50.0%, respectively, of our total coal revenues were derived from coal sales made to customers outside the United States. For the nine months ended September 30, 2020 and 2019 approximately 56.1% and 54.2%, respectively, of our total coal revenues were derived from coal sales made to customers outside the United States.

We have three reportable segments: CAPP - Met, CAPP - Thermal, and NAPP. Refer to Note 19 for additional disclosures on reportable segments including export coal revenue information.

Business Developments

During the third quarter of 2020, we joined three other regional coal producers to restructure and expand the Virginia Coal & Energy Alliance to now be named the Metallurgical Coal Producers Association (“MCPA”) focusing on issues specific to the U.S.’s metallurgical coal industry. Additionally, the MCPA will focus on our regional presence by combining forces to advance collective interests.

Refer to Note 8 for disclosure information regarding strategic actions impacting certain mines announced during the second quarter of 2020.

Refer to Note 2 for disclosure information on discontinued operations related to the sale of assets in our former PRB operations.

Factors Affecting Our Results of Operations
Sales Agreements
We manage our commodity price risk for coal sales through the use of coal supply agreements. As of October 21, 2020, we have sales commitments as follows:

	2020
	Tons	% Priced	Average Realized Price per Ton
CAPP - Met	13.3 million	86%	$81.49
CAPP - Thermal	3.3 million	99%	$54.78
NAPP	5.5 million	100%	$42.02

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

Results of Operations

Our results of operations for the three and nine months ended September 30, 2020 and 2019 are discussed in these “Results of Operations” presented below.

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Revenues

The following table summarizes information about our revenues during the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2020	2019	$ or Tons	%
Coal revenues	$399,954	$523,987	$(124,033)	(23.7)%
Other revenues	737	1,877	(1,140)	(60.7)%
Total revenues	$400,691	$525,864	$(125,173)	(23.8)%

Tons sold	5,535	5,765	(230)	(4.0)%

Coal revenues. Coal revenues decreased $124.0 million, or 23.7%, for the three months ended September 30, 2020 compared to the prior year period. The decrease was primarily due to lower coal sales realization within our CAPP - Met operations, as a result of a weaker pricing environment amid the impacts of the COVID-19 pandemic, relative to the prior year period. Refer to the Coal Operations section below for further detail on coal revenues for the three months ended September 30, 2020 compared to the prior year period.

Cost and Expenses

The following table summarizes information about our costs and expenses during the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Increase (Decrease)
(In thousands)	2020	2019	$	%
Cost of coal sales (exclusive of items shown separately below)	$367,277	$467,658	$(100,381)	(21.5)%
Depreciation, depletion and amortization	50,739	60,842	(10,103)	(16.6)%
Accretion on asset retirement obligations	9,127	6,846	2,281	33.3%
Amortization of acquired intangibles, net	2,219	2,314	(95)	(4.1)%
Asset impairment and restructuring	3,571	32	3,539	11,059.4%

Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	14,501	17,387	(2,886)	(16.6)%
Merger-related costs	—	68	(68)	(100.0)%
Total other operating (income) loss:
Mark-to-market adjustment for acquisition-related obligations	3,624	(3,238)	6,862	211.9%
Other (income) expense	(1,359)	166	(1,525)	(918.7)%
Total costs and expenses	$449,699	$552,075	$(102,376)	(18.5)%

Cost of coal sales. Cost of coal sales decreased $100.4 million, or 21.5%, for the three months ended September 30, 2020 compared to the prior year period. The decrease was primarily driven by a decrease in tons sold in the current period relative to the prior year period and decreased costs of purchased coal, supplies and maintenance expense, and salaries and wages expense as we continue to improve our cost management to achieve operational efficiencies, partially offset by inventory change during the current period.
Depreciation, depletion and amortization. Depreciation, depletion and amortization decreased $10.1 million, or 16.6%, for the three months ended September 30, 2020 compared to the prior year period. The decrease in depreciation, depletion and amortization primarily related to a decrease in depreciation of machinery and equipment primarily due to asset disposals and asset impairments during the current period.

Accretion on asset retirement obligations. Accretion on asset retirement obligations increased $2.3 million, or 33.3%, for the three months ended September 30, 2020 compared to the prior year period. This increase was primarily driven by an increase in our credit-adjusted risk-free rate used to discount the obligations relative to the prior period.

Amortization of acquired intangibles, net. Amortization of acquired intangibles, net increased $0.1 million, or 4.1%, for the three months ended September 30, 2020 compared to the prior year period. The increase was primarily driven by the lower current period amortization related to below-market acquired coal supply agreements and acquired mine permits.

Asset impairment and restructuring. Asset impairment and restructuring increased $3.5 million for the three months ended September 30, 2020 compared to the prior year period. Asset impairment and restructuring for the three months ended September 30, 2020 is primarily comprised of long-lived asset impairments of $3.5 million, of which $3.3 million was recorded within NAPP and $0.2 million was recorded within CAPP - Thermal to reduce the carrying value of property, plant, and equipment, net, due to capital spending during the quarter at previously impaired locations requiring the impairment of certain additional assets not considered recoverable. Refer to Note 8 for further information.

Selling, general and administrative. Selling, general and administrative expenses decreased $2.9 million, or 16.6%, for the three months ended September 30, 2020 compared to the prior year period. This decrease in expense was primarily related to decreases of $1.6 million in wages and benefits expense, $1.1 million in professional fees, and $1.0 million in stock compensation expense, partially offset by increases of $1.9 million in incentive pay.

Merger-related costs. Merger-related costs were $0.1 million for the three months ended September 30, 2019. The costs related primarily to professional fees, severance pay and incentive pay incurred related to the Merger Agreement entered into with the Alpha Companies.
Mark-to-market adjustment for acquisition-related obligations. The mark-to-market adjustment for acquisition-related obligations resulted in a decrease to income of $6.9 million for the three months ended September 30, 2020 compared to the prior year period. This decrease was related to the $3.6 million Contingent Revenue Obligation mark-to-market adjustment recorded during the three months ended September 30, 2020 due to changes in underlying fair value assumptions during the current period. Refer to Note 14 for Contingent Revenue Obligation fair value input assumptions.

Other (income) expense. Other income increased $1.5 million, or 918.7%, for the three months ended September 30, 2020 compared to the prior year period, primarily due to an increase in income on sale of assets in the current period.

Other Income (Expense)

The following table summarizes information about our other income (expense) during the three months ended September

30, 2020 and 2019:

	Three Months Ended September 30,		Increase (Decrease)
(In thousands)	2020	2019	$	%
Other income (expense):
Interest expense	$(18,389)	$(18,847)	$458	2.4%
Interest income	378	1,763	(1,385)	(78.6)%
Equity loss in affiliates	(1,295)	(1,845)	550	29.8%
Miscellaneous loss, net	(368)	(1,523)	1,155	75.8%
Total other expense, net	$(19,674)	$(20,452)	$778	3.8%

Income Tax (Expense) Benefit

The following table summarizes information about our income tax benefit during the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Increase (Decrease)
(In thousands)	2020	2019	$	%
Income tax benefit	$45	$3,102	$(3,057)	(98.5)%

Income taxes. Income tax benefit of $45.2 thousand was recorded for the three months ended September 30, 2020 on a loss from continuing operations before income taxes of $68.7 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to the increase in the valuation allowance.

Income tax benefit of $3.1 million was recorded for the three months ended September 30, 2019 on a loss from continuing operations before income taxes of $46.7 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to the permanent impact of percentage depletion and the increase in the valuation allowance. Refer to Note 15 for additional information.

Coal Operations

We extract, process and market met and thermal coal from surface and deep mines for sale to steel and coke producers, industrial customers, and electric utilities. The Company conducts mining operations only in the United States with mines in Central and Northern Appalachia.

Our CAPP - Met operations consist of high-quality met coal mines, such as Deep Mine 41, which predominantly produce low-ash met coal, including High-Vol. A, High-Vol. B, Mid-Vol., and Low-Vol., which are shipped to domestic and international coke and steel producers. While the CAPP - Met operations produce predominantly met coal, they also produce some amounts of thermal coal as a byproduct of mining. CAPP - Met operations consist of four active mines and two preparation plants in Virginia, seventeen active mines and five preparation plants in West Virginia, as well as expenses associated with certain idled/closed mines.
Our CAPP - Thermal operations consist of surface and underground thermal coal mines primarily producing low sulfur, high BTU thermal coal for electricity generation, as well as specialty coal for industrial customers, with some met coal byproduct. CAPP - Thermal consists of one active mine and one preparation plant in West Virginia, as well as expenses associated with certain idled/closed mines.
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

Included below are reconciliations of non-GAAP financial measures to GAAP financial measures.

The following tables summarize certain financial information relating to our coal operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020
(In thousands, except for per ton data)	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Coal revenues	$295,376	$39,813	$64,765	$—	$399,954
Less: Freight and handling fulfillment revenues	(49,742)	(3,015)	(1,947)	—	(54,704)
Non-GAAP Coal revenues	$245,634	$36,798	$62,818	$—	$345,250
Tons sold	3,329	636	1,570	—	5,535
Non-GAAP Coal sales realization per ton	$73.79	$57.86	$40.01	$—	$62.38

Cost of coal sales (exclusive of items shown separately below)	$276,170	$33,999	$57,661	$(553)	$367,277
Depreciation, depletion and amortization - production (1)	41,177	7,313	1,504	410	50,404
Accretion on asset retirement obligations	3,767	2,406	2,424	530	9,127
Amortization of acquired intangibles, net	2,535	(486)	145	25	2,219
Total Cost of coal sales	$323,649	$43,232	$61,734	$412	$429,027
Less: Freight and handling costs	(49,742)	(3,015)	(1,947)	—	(54,704)
Less: Depreciation, depletion and amortization - production (1)	(41,177)	(7,313)	(1,504)	(410)	(50,404)
Less: Accretion on asset retirement obligations	(3,767)	(2,406)	(2,424)	(530)	(9,127)
Less: Amortization of acquired intangibles, net	(2,535)	486	(145)	(25)	(2,219)
Less: Idled and closed mine costs	(5,091)	(1,742)	(713)	546	(7,000)
Non-GAAP Cost of coal sales	$221,337	$29,242	$55,001	$(7)	$305,573
Tons sold	3,329	636	1,570	—	5,535
Non-GAAP Cost of coal sales per ton	$66.49	$45.98	$35.03	$—	$55.21
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Three Months Ended September 30, 2020
(In thousands, except for per ton data)	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Coal revenues	$295,376	$39,813	$64,765	$—	$399,954
Less: Total Cost of coal sales (per table above)	(323,649)	(43,232)	(61,734)	(412)	(429,027)
GAAP Coal margin	$(28,273)	$(3,419)	$3,031	$(412)	$(29,073)
Tons sold	3,329	636	1,570	—	5,535
GAAP Coal margin per ton	$(8.49)	$(5.38)	$1.93	$—	$(5.25)

GAAP Coal margin	$(28,273)	$(3,419)	$3,031	$(412)	$(29,073)
Add: Depreciation, depletion and amortization - production (1)	41,177	7,313	1,504	410	50,404
Add: Accretion on asset retirement obligations	3,767	2,406	2,424	530	9,127
Add: Amortization of acquired intangibles, net	2,535	(486)	145	25	2,219
Add: Idled and closed mine costs	5,091	1,742	713	(546)	7,000
Non-GAAP Coal margin	$24,297	$7,556	$7,817	$7	$39,677
Tons sold	3,329	636	1,570	—	5,535
Non-GAAP Coal margin per ton	$7.30	$11.88	$4.98	$—	$7.17
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Three Months Ended September 30, 2019
(In thousands, except for per ton data)	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Coal revenues	$373,078	$80,174	$70,735	$—	$523,987
Less: Freight and handling fulfillment revenues	(50,100)	(9,869)	(2,961)	—	(62,930)
Non-GAAP Coal revenues	$322,978	$70,305	$67,774	$—	$461,057
Tons sold	2,981	1,144	1,640	—	5,765
Non-GAAP Coal sales realization per ton	$108.35	$61.46	$41.33	$—	$79.98

Cost of coal sales (exclusive of items shown separately below)	$312,369	$78,022	$75,571	$1,696	$467,658
Depreciation, depletion and amortization - production (1)	38,212	13,972	6,241	2,070	60,495
Accretion on asset retirement obligations	2,326	2,670	1,017	833	6,846
Amortization of acquired intangibles, net	4,765	(3,359)	908	—	2,314
Total Cost of coal sales	$357,672	$91,305	$83,737	$4,599	$537,313
Less: Freight and handling costs	(50,100)	(9,869)	(2,961)	—	(62,930)
Less: Depreciation, depletion and amortization - production (1)	(38,212)	(13,972)	(6,241)	(2,070)	(60,495)
Less: Accretion on asset retirement obligations	(2,326)	(2,670)	(1,017)	(833)	(6,846)
Less: Amortization of acquired intangibles, net	(4,765)	3,359	(908)	—	(2,314)
Less: Idled and closed mine costs	(1,956)	(458)	(659)	(1,696)	(4,769)
Non-GAAP Cost of coal sales	$260,313	$67,695	$71,951	$—	$399,959
Tons sold	2,981	1,144	1,640	—	5,765
Non-GAAP Cost of coal sales per ton	$87.32	$59.17	$43.87	$—	$69.38
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Three Months Ended September 30, 2019
(In thousands, except for per ton data)	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Coal revenues	$373,078	$80,174	$70,735	$—	$523,987
Less: Total Cost of coal sales (per table above)	(357,672)	(91,305)	(83,737)	(4,599)	(537,313)
GAAP Coal margin	$15,406	$(11,131)	$(13,002)	$(4,599)	$(13,326)
Tons sold	2,981	1,144	1,640	—	5,765
GAAP Coal margin per ton	$5.17	$(9.73)	$(7.93)	$—	$(2.31)

GAAP Coal margin	$15,406	$(11,131)	$(13,002)	$(4,599)	$(13,326)
Add: Depreciation, depletion and amortization - production (1)	38,212	13,972	6,241	2,070	60,495
Add: Accretion on asset retirement obligations	2,326	2,670	1,017	833	6,846
Add: Amortization of acquired intangibles, net	4,765	(3,359)	908	—	2,314
Add: Idled and closed mine costs	1,956	458	659	1,696	4,769
Non-GAAP Coal margin	$62,665	$2,610	$(4,177)	$—	$61,098
Tons sold	2,981	1,144	1,640	—	5,765
Non-GAAP Coal margin per ton	$21.03	$2.29	$(2.54)	$—	$10.60
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Three Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2020	2019	$	%
Tons sold:
CAPP - Met operations	3,329	2,981	348	11.7%
CAPP - Thermal operations	636	1,144	(508)	(44.4)%
NAPP operations	1,570	1,640	(70)	(4.3)%

Non-GAAP Coal revenues:
CAPP - Met operations	$245,634	$322,978	$(77,344)	(23.9)%
CAPP - Thermal operations	$36,798	$70,305	$(33,507)	(47.7)%
NAPP operations	$62,818	$67,774	$(4,956)	(7.3)%

Non-GAAP Coal sales realization per ton:
CAPP - Met operations	$73.79	$108.35	$(34.56)	(31.9)%
CAPP - Thermal operations	$57.86	$61.46	$(3.60)	(5.9)%
NAPP operations	$40.01	$41.33	$(1.32)	(3.2)%
Average	$62.38	$79.98	$(17.60)	(22.0)%

Non-GAAP segment coal revenues. CAPP - Met operations non-GAAP coal revenues decreased $77.3 million, or 23.9%, for the three months ended September 30, 2020 compared to the prior year period. The decrease in CAPP - Met operations non-GAAP coal revenues was primarily due to lower non-GAAP coal sales realization of $34.56 per ton resulting from a weaker pricing environment amid the impacts of the COVID-19 pandemic.

CAPP - Thermal operations non-GAAP coal revenues decreased $33.5 million, or 47.7%, for the three months ended September 30, 2020 compared to the prior year period. The decrease in CAPP - Thermal operations non-GAAP coal revenues was primarily due to lower coal sales volume of 0.5 million tons and lower non-GAAP coal sales realization of $3.60 per ton as a result of a weaker pricing environment amid the impacts of the COVID-19 pandemic.

NAPP operations non-GAAP coal revenues decreased $5.0 million, or 7.3%, for the three months ended September 30, 2020 compared to the prior year period. The decrease in NAPP operations non-GAAP coal revenues was due to lower coal sales volumes of 0.1 million tons and lower non-GAAP coal sales realization of $1.32 per ton resulting from a weaker pricing environment amid the impacts of the COVID-19 pandemic.

	Three Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2020	2019	$	%
Non-GAAP Cost of coal sales:
CAPP - Met operations	$221,337	$260,313	$(38,976)	(15.0)%
CAPP - Thermal operations	$29,242	$67,695	$(38,453)	(56.8)%
NAPP operations	$55,001	$71,951	$(16,950)	(23.6)%

Non-GAAP Cost of coal sales per ton:
CAPP - Met operations	$66.49	$87.32	$(20.83)	(23.9)%
CAPP - Thermal operations	$45.98	$59.17	$(13.19)	(22.3)%
NAPP operations	$35.03	$43.87	$(8.84)	(20.2)%

Non-GAAP Coal margin per ton:
CAPP - Met operations	$7.30	$21.03	$(13.73)	(65.3)%
CAPP - Thermal operations	$11.88	$2.29	$9.59	418.8%
NAPP operations	$4.98	$(2.54)	$7.52	296.1%

Non-GAAP cost of coal sales. CAPP - Met operations non-GAAP cost of coal sales decreased $39.0 million, or 15.0%, for the three months ended September 30, 2020 compared to the prior year period. The decrease in CAPP - Met operations non-GAAP cost of coal sales was primarily driven by decreased costs of purchased coal, salaries and wages expense, supplies and maintenance expense, and royalties and taxes, partially offset by inventory change during the current period.

CAPP - Thermal operations non-GAAP cost of coal sales decreased $38.5 million, or 56.8%, for the three months ended September 30, 2020 compared to the prior year period. The decrease in CAPP - Thermal operations non-GAAP cost of coal sales was primarily due to a decrease in tons sold in the current period relative to the prior year period and decreased supplies and maintenance expense, salaries and wages expense, and royalties and taxes, partially offset by inventory change during the current period.

NAPP operations non-GAAP cost of coal sales decreased $17.0 million, or 23.6%, for the three months ended September 30, 2020 compared to the prior year period. The decrease in NAPP operations non-GAAP cost of coal sales was primarily due to a decrease in tons sold in the current period relative to the prior year period and decreased supplies and maintenance expense and salaries and wages expenses.

Our non-GAAP cost of coal sales includes purchased coal costs. In the following tables, we calculate Adjusted cost of produced coal sold as non-GAAP cost of coal sales less purchased coal costs.

	Three Months Ended September 30, 2020
(In thousands, except for per ton data)	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Non-GAAP Cost of coal sales	$221,337	$29,242	$55,001	$(7)	$305,573
Less: cost of purchased coal sold	(12,511)	70	—	—	(12,441)
Adjusted cost of produced coal sold	$208,826	$29,312	$55,001	$(7)	$293,132
Produced tons sold	3,142	636	1,570	—	5,348
Adjusted cost of produced coal sold per ton (1)	$66.46	$46.09	$35.03	$—	$54.81
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

Segment Adjusted EBITDA

Segment Adjusted EBITDA for our reportable segments is a financial measure. This non-GAAP financial measure is presented as a supplemental measure and is not intended to replace financial performance measures determined in accordance with GAAP. Moreover, this measure is not calculated identically by all companies and therefore may not be comparable to similarly titled measures used by other companies. Segment Adjusted EBITDA is presented because management believes it is a useful indicator of the financial performance of our coal operations. The following tables present a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020
(In thousands)	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Net (loss) income from continuing operations	$(29,545)	$(3,815)	$149	$(35,426)	$(68,637)
Interest expense	(189)	2	(357)	18,933	18,389
Interest income	(3)	—	(1)	(374)	(378)
Income tax benefit	—	—	—	(45)	(45)
Depreciation, depletion and amortization	41,177	7,313	1,504	745	50,739
Non-cash stock compensation expense	105	—	—	973	1,078
Mark-to-market adjustment - acquisition-related obligations	—	—	—	3,624	3,624
Accretion on asset retirement obligations	3,767	2,406	2,424	530	9,127
Asset impairment and restructuring (1)	—	(265)	3,386	450	3,571
Amortization of acquired intangibles, net	2,535	(486)	145	25	2,219
Adjusted EBITDA	$17,847	$5,155	$7,250	$(10,565)	$19,687
(1) Asset impairment and restructuring for the three months ended September 30, 2020 includes long-lived asset impairments of $3.5 million as a result of capital spending during the quarter at previously impaired locations requiring the impairment of certain additional assets not considered recoverable and restructuring expense of $0.1 million as a result of the strategic actions with respect to two thermal coal mining complexes announced during the second quarter of 2020. Refer to Note 8 for further information.

	Three Months Ended September 30, 2019
(In thousands)	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Net income (loss) from continuing operations	$13,033	$(11,338)	$(12,304)	$(32,952)	$(43,561)
Interest expense	84	6	1	18,756	18,847
Interest income	(4)	—	(15)	(1,744)	(1,763)
Income tax benefit	—	—	—	(3,102)	(3,102)
Depreciation, depletion and amortization	38,212	13,972	6,241	2,417	60,842
Merger-related costs	—	—	—	68	68
Non-cash stock compensation expense	348	3	—	2,387	2,738
Mark-to-market adjustment - acquisition-related obligations	—	—	—	(3,238)	(3,238)
Accretion on asset retirement obligations	2,326	2,670	1,017	833	6,846
Asset impairment	32	—	—	—	32
Amortization of acquired intangibles, net	4,765	(3,359)	908	—	2,314
Adjusted EBITDA	$58,796	$1,954	$(4,152)	$(16,575)	$40,023

The following table summarizes Adjusted EBITDA for our three reportable segments and All Other category:

	Three Months Ended September 30,		Increase (Decrease)
(In thousands)	2020	2019	$	%
Adjusted EBITDA
CAPP - Met operations	$17,847	$58,796	$(40,949)	(69.6)%
CAPP - Thermal operations	5,155	1,954	3,201	163.8%
NAPP operations	7,250	(4,152)	11,402	274.6%
All Other	(10,565)	(16,575)	6,010	36.3%
Total	$19,687	$40,023	$(20,336)	(50.8)%

CAPP - Met operations. Adjusted EBITDA decreased $40.9 million, or 69.6%, for the three months ended September 30, 2020 compared to the prior year period. The decrease in Adjusted EBITDA was primarily driven by decreased non-GAAP coal sales realization per ton of $34.56, or 31.9%, relative to the prior period, due to a weaker pricing environment impacted by the COVID-19 pandemic.
CAPP - Thermal operations. Adjusted EBITDA increased $3.2 million, or 163.8%, for the three months ended September 30, 2020. The increase in Adjusted EBITDA was primarily driven by decreased non-GAAP cost of coal sales per ton of $13.19, or 22.3%, relative to the prior period as we continue to improve our cost management in areas such as supplies and maintenance expense to achieve operational efficiencies.
NAPP operations. Adjusted EBITDA increased $11.4 million, or 274.6%, for the three months ended September 30, 2020 compared to the prior year period. The increase in Adjusted EBITDA was primarily driven by decreased non-GAAP cost of coal sales per ton of $8.84, or 20.2%, relative to the prior period as we continue to improve our cost management in areas such as supplies and maintenance expense to achieve operational efficiencies.
All Other category. Adjusted EBITDA increased $6.0 million, or 36.3%, for the three months ended September 30, 2020 compared to the prior year period. The increase in Adjusted EBITDA was primarily driven by decreases in selling, general and administrative expenses and cost of coal sales.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Revenues

The following table summarizes information about our revenues during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2020	2019	$ or Tons	%
Coal revenues	$1,278,935	$1,784,775	$(505,840)	(28.3)%
Other revenues	4,054	6,409	(2,355)	(36.7)%
Total revenues	$1,282,989	$1,791,184	$(508,195)	(28.4)%

Tons sold	16,139	18,017	(1,878)	(10.4)%

Coal revenues. Coal revenues decreased $505.8 million, or 28.3%, for the nine months ended September 30, 2020 compared to the prior year period. The decrease was primarily due to lower total overall coal sales volume and lower coal sales realization within our CAPP - Met operations as a result of a weaker pricing environment impacted by the COVID-19 pandemic. Refer to the Coal Operations section below for further detail on coal revenues for the nine months ended September 30, 2020 compared to the prior year period.

Cost and Expenses

The following table summarizes information about our costs and expenses during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2020	2019	$	%
Cost of coal sales (exclusive of items shown separately below)	$1,148,416	$1,480,098	$(331,682)	(22.4)%
Depreciation, depletion and amortization	154,466	184,927	(30,461)	(16.5)%
Accretion on asset retirement obligations	23,806	19,925	3,881	19.5%
Amortization of acquired intangibles, net	5,180	(4,712)	9,892	209.9%
Asset impairment and restructuring	221,453	5,858	215,595	3,680.4%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	42,010	53,121	(11,111)	(20.9)%
Merger-related costs	—	1,055	(1,055)	(100.0)%
Total other operating (income) loss:
Mark-to-market adjustment for acquisition-related obligations	(13,425)	(288)	(13,137)	(4,561.5)%
Other income	(2,063)	(7,319)	5,256	71.8%
Total costs and expenses	$1,579,843	$1,732,665	$(152,822)	(8.8)%

Cost of coal sales. Cost of coal sales decreased $331.7 million, or 22.4%, for the nine months ended September 30, 2020 compared to the prior year period. The decrease was primarily driven by a decrease in tons sold in the current period relative to the prior year period and decreased costs of purchased coal, salaries and wages expense, and supplies and maintenance expense as we continue to improve our cost management to achieve operational efficiencies, partially offset by inventory change during the current period.
Depreciation, depletion and amortization. Depreciation, depletion and amortization decreased $30.5 million, or 16.5%, for the nine months ended September 30, 2020 compared to the prior year period. The decrease in depreciation, depletion and amortization primarily related to increased asset disposals and asset impairments during the current period.

Accretion on asset retirement obligations. Accretion on asset retirement obligations increased $3.9 million, or 19.5%, for the nine months ended September 30, 2020 compared to the prior year period. This increase was primarily driven by an increase in our credit-adjusted risk-free rate used to discount the obligations relative to the prior period.

Amortization of acquired intangibles, net. Amortization of acquired intangibles, net increased $9.9 million, or 209.9%, for the nine months ended September 30, 2020 compared to the prior year period. The increase was primarily driven by the lower current period amortization related to below-market acquired coal supply agreements, partially offset by lower acquired mine permit amortization.

Asset impairment and restructuring. Asset impairment and restructuring increased $215.6 million for the nine months ended September 30, 2020 compared to the prior year period. Asset impairment and restructuring for the nine months ended September 30, 2020 includes long-lived asset impairments of $199.0 million recorded within CAPP - Met, CAPP - Thermal, NAPP, and All Other and restructuring expense of $22.5 million recorded within CAPP - Thermal, NAPP, and All Other primarily as a result of weakened coal prices and strategic actions with respect to two thermal coal mining complexes announced during the second quarter of 2020 and capital spending during the third quarter of 2020 at previously impaired locations requiring the impairment of certain additional assets not considered recoverable. We recorded asset impairment of $5.9 million during the nine months ended September 30, 2019 primarily related to the write-off of prepaid purchased coal from Blackjewel due to Blackjewel’s Chapter 11 bankruptcy filing on July 1, 2019. Refer to Note 8 for further information.

Selling, general and administrative. Selling, general and administrative expenses decreased $11.1 million, or 20.9%, for the nine months ended September 30, 2020 compared to the prior year period. This decrease in expense was primarily related to decreases of $4.7 million in wages and benefits expense, $3.2 million in professional fees, $1.0 million in incentive pay, and $0.9 million in stock compensation expense, partially offset by $1.1 million in severance expense.

Merger-related costs. Merger-related costs were $1.1 million for the nine months ended September 30, 2019. The costs related primarily to professional fees, severance pay, and incentive pay incurred related to the Merger Agreement entered into with the Alpha Companies.
Mark-to-market adjustment for acquisition-related obligations. The mark-to-market adjustment for acquisition-related obligations resulted in an increase to income of $13.1 million for the nine months ended September 30, 2020 compared to the adjustment in the prior year period. This increase was related to the ($13.4) million Contingent Revenue Obligation mark-to-market adjustment recorded during the nine months ended September 30, 2020 due to changes in underlying fair value assumptions during the current period. Refer to Note 14 for Contingent Revenue Obligation fair value input assumptions.

Other income. Other income decreased $5.3 million, or 71.8%, for the nine months ended September 30, 2020 compared to the prior year period. This decrease primarily related to the gain on assets acquired in an exchange transaction of $9.1 million recorded during the nine months ended September 30, 2019.

Other Income (Expense)

The following table summarizes information about our other income (expense) during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2020	2019	$	%
Other income (expense):
Interest expense	$(54,808)	$(50,079)	$(4,729)	(9.4)%
Interest income	6,889	5,584	1,305	23.4%
Loss on modification and extinguishment of debt	—	(26,459)	26,459	100.0%
Equity loss in affiliates	(3,085)	(4,804)	1,719	35.8%
Miscellaneous loss, net	(1,088)	(2,912)	1,824	62.6%
Total other expense, net	$(52,092)	$(78,670)	$26,578	33.8%

Interest expense. Interest expense increased $4.7 million, or 9.4%, for the nine months ended September 30, 2020 compared to the prior year period, primarily due to an increase in debt outstanding and higher interest rates related to the debt facilities in place during the current period. Refer to Note 11 for additional information.

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

Income Tax Benefit

The following table summarizes information about our income tax benefit during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2020	2019	$	%
Income tax benefit	$2,200	$8,880	$(6,680)	(75.2)%

Income taxes. Income tax benefit of $2.2 million was recorded for the nine months ended September 30, 2020 on a loss from continuing operations before income taxes of $348.9 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to the increase in the valuation allowance, partially offset by the permanent impact of percentage depletion deductions, the impact of state income taxes, net of federal tax impact, and the recording of a discrete tax benefit related to the refundability of previously sequestered AMT Credits.

Income tax benefit of $8.9 million was recorded for the nine months ended September 30, 2019 on a loss from continuing operations before income taxes of $20.2 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to the permanent impact of percentage depletion and stock-based compensation deductions, partially offset by an increase in the valuation allowance. Refer to Note 15 for additional information.

Coal Operations

The following tables summarize certain financial information relating to our coal operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020
(In thousands, except for per ton data)	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Coal revenues	$974,098	$115,276	$189,171	$390	$1,278,935
Less: Freight and handling fulfillment revenues	(158,258)	(11,392)	(9,785)	—	(179,435)
Non-GAAP Coal revenues	$815,840	$103,884	$179,386	$390	$1,099,500
Tons sold	9,860	1,901	4,372	6	16,139
Non-GAAP Coal sales realization per ton	$82.74	$54.65	$41.03	$65.00	$68.13

Cost of coal sales (exclusive of items shown separately below)	$866,311	$108,190	$169,406	$4,509	$1,148,416
Depreciation, depletion and amortization - production (1)	121,699	19,422	10,525	1,795	153,441
Accretion on asset retirement obligations	10,786	7,025	3,963	2,032	23,806
Amortization of acquired intangibles, net	7,875	(3,484)	714	75	5,180
Total Cost of coal sales	$1,006,671	$131,153	$184,608	$8,411	$1,330,843
Less: Freight and handling costs	(158,258)	(11,392)	(9,785)	—	(179,435)
Less: Depreciation, depletion and amortization - production (1)	(121,699)	(19,422)	(10,525)	(1,795)	(153,441)
Less: Accretion on asset retirement obligations	(10,786)	(7,025)	(3,963)	(2,032)	(23,806)
Less: Amortization of acquired intangibles, net	(7,875)	3,484	(714)	(75)	(5,180)
Less: Idled and closed mine costs	(13,191)	(5,432)	(2,104)	(4,202)	(24,929)
Non-GAAP Cost of coal sales	$694,862	$91,366	$157,517	$307	$944,052
Tons sold	9,860	1,901	4,372	6	16,139
Non-GAAP Cost of coal sales per ton	$70.47	$48.06	$36.03	$51.17	$58.50

(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Nine Months Ended September 30, 2020
(In thousands, except for per ton data)	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Coal revenues	$974,098	$115,276	$189,171	$390	$1,278,935
Less: Total Cost of coal sales (per table above)	(1,006,671)	(131,153)	(184,608)	(8,411)	(1,330,843)
GAAP Coal margin	$(32,573)	$(15,877)	$4,563	$(8,021)	$(51,908)
Tons sold	9,860	1,901	4,372	6	16,139
GAAP Coal margin per ton	$(3.30)	$(8.35)	$1.04	$(1,336.83)	$(3.22)

GAAP Coal margin	$(32,573)	$(15,877)	$4,563	$(8,021)	$(51,908)
Add: Depreciation, depletion and amortization - production (1)	121,699	19,422	10,525	1,795	153,441
Add: Accretion on asset retirement obligations	10,786	7,025	3,963	2,032	23,806
Add: Amortization of acquired intangibles, net	7,875	(3,484)	714	75	5,180
Add: Idled and closed mine costs	13,191	5,432	2,104	4,202	24,929
Non-GAAP Coal margin	$120,978	$12,518	$21,869	$83	$155,448
Tons sold	9,860	1,901	4,372	6	16,139
Non-GAAP Coal margin per ton	$12.27	$6.59	$5.00	$13.83	$9.63
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Nine Months Ended September 30, 2019
(In thousands, except for per ton data)	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Coal revenues	$1,339,663	$224,814	$220,298	$—	$1,784,775
Less: Freight and handling fulfillment revenues	(182,729)	(23,683)	(5,430)	—	(211,842)
Non-GAAP Coal revenues	$1,156,934	$201,131	$214,868	$—	$1,572,933
Tons sold	9,653	3,325	5,039	—	18,017
Non-GAAP Coal sales realization per ton	$119.85	$60.49	$42.64	$—	$87.30

Cost of coal sales (exclusive of items shown separately below)	$1,057,988	$218,667	$199,566	$3,877	$1,480,098
Depreciation, depletion and amortization - production (1)	113,714	44,586	19,390	6,190	183,880
Accretion on asset retirement obligations	6,986	7,401	3,050	2,488	19,925
Amortization of acquired intangibles, net	5,816	(12,142)	1,614	—	(4,712)
Total Cost of coal sales	$1,184,504	$258,512	$223,620	$12,555	$1,679,191
Less: Freight and handling costs	(182,729)	(23,683)	(5,430)	—	(211,842)
Less: Depreciation, depletion and amortization - production (1)	(113,714)	(44,586)	(19,390)	(6,190)	(183,880)
Less: Accretion on asset retirement obligations	(6,986)	(7,401)	(3,050)	(2,488)	(19,925)
Less: Amortization of acquired intangibles, net	(5,816)	12,142	(1,614)	—	4,712
Less: Idled and closed mine costs	(5,942)	(1,442)	(2,222)	(3,877)	(13,483)
Less: Cost impact of coal inventory fair value adjustment (2)	(4,751)	(3,458)	—	—	(8,209)
Non-GAAP Cost of coal sales	$864,566	$190,084	$191,914	$—	$1,246,564
Tons sold	9,653	3,325	5,039	—	18,017
Non-GAAP Cost of coal sales per ton	$89.56	$57.17	$38.09	$—	$69.19
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.
(2) The cost impact of the coal inventory fair value adjustment as a result of the Alpha Merger was completed during the three months ended June 30, 2019.

	Nine Months Ended September 30, 2019
(In thousands, except for per ton data)	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Coal revenues	$1,339,663	$224,814	$220,298	$—	$1,784,775
Less: Total Cost of coal sales (per table above)	(1,184,504)	(258,512)	(223,620)	(12,555)	(1,679,191)
GAAP Coal margin	$155,159	$(33,698)	$(3,322)	$(12,555)	$105,584
Tons sold	9,653	3,325	5,039	—	18,017
GAAP Coal margin per ton	$16.07	$(10.13)	$(0.66)	$—	$5.86

GAAP Coal margin	$155,159	$(33,698)	$(3,322)	$(12,555)	$105,584
Add: Depreciation, depletion and amortization - production (1)	113,714	44,586	19,390	6,190	183,880
Add: Accretion on asset retirement obligations	6,986	7,401	3,050	2,488	19,925
Add: Amortization of acquired intangibles, net	5,816	(12,142)	1,614	—	(4,712)
Add: Idled and closed mine costs	5,942	1,442	2,222	3,877	13,483
Add: Cost impact of coal inventory fair value adjustment (2)	4,751	3,458	—	—	8,209
Non-GAAP Coal margin	$292,368	$11,047	$22,954	$—	$326,369
Tons sold	9,653	3,325	5,039	—	18,017
Non-GAAP Coal margin per ton	$30.29	$3.32	$4.55	$—	$18.11
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.
(2) The cost impact of the coal inventory fair value adjustment as a result of the Alpha Merger was completed during the three months ended June 30, 2019.

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2020	2019	$	%
Tons sold:
CAPP - Met operations	9,860	9,653	207	2.1%
CAPP - Thermal operations	1,901	3,325	(1,424)	(42.8)%
NAPP operations	4,372	5,039	(667)	(13.2)%

Non-GAAP Coal revenues:
CAPP - Met operations	$815,840	$1,156,934	$(341,094)	(29.5)%
CAPP - Thermal operations	$103,884	$201,131	$(97,247)	(48.4)%
NAPP operations	$179,386	$214,868	$(35,482)	(16.5)%

Non-GAAP Coal sales realization per ton:
CAPP - Met operations	$82.74	$119.85	$(37.11)	(31.0)%
CAPP - Thermal operations	$54.65	$60.49	$(5.84)	(9.7)%
NAPP operations	$41.03	$42.64	$(1.61)	(3.8)%
Average	$68.13	$87.30	$(19.17)	(22.0)%

Non-GAAP segment coal revenues. CAPP - Met operations non-GAAP coal revenues decreased $341.1 million, or 29.5%, for the nine months ended September 30, 2020 compared to the prior year period. The decrease in CAPP - Met operations non-GAAP coal revenues was primarily due to lower non-GAAP coal sales realization of $37.11 per ton as a result of a weaker pricing environment resulting from the impacts of the COVID-19 pandemic.

CAPP - Thermal operations non-GAAP coal revenues decreased $97.2 million, or 48.4%, for the nine months ended September 30, 2020 compared to the prior year period. The decrease in CAPP - Thermal operations non-GAAP coal revenues was due to lower coal sales volumes of 1.4 million tons and lower non-GAAP coal sales realization of $5.84 per ton as a result of a weaker pricing environment resulting from the impacts of the COVID-19 pandemic.

NAPP operations non-GAAP coal revenues decreased $35.5 million, or 16.5%, for the nine months ended September 30, 2020 compared to the prior year period. The decrease in NAPP operations non-GAAP coal revenues was due to lower coal sales volumes of 0.7 million tons and lower non-GAAP coal sales realization of $1.61 per ton as a result of a weaker pricing environment resulting from the impacts of the COVID-19 pandemic.

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2020	2019	$	%
Non-GAAP Cost of coal sales:
CAPP - Met operations	$694,862	$864,566	$(169,704)	(19.6)%
CAPP - Thermal operations	$91,366	$190,084	$(98,718)	(51.9)%
NAPP operations	$157,517	$191,914	$(34,397)	(17.9)%

Non-GAAP Cost of coal sales per ton:
CAPP - Met operations	$70.47	$89.56	$(19.09)	(21.3)%
CAPP - Thermal operations	$48.06	$57.17	$(9.11)	(15.9)%
NAPP operations	$36.03	$38.09	$(2.06)	(5.4)%

Non-GAAP Coal margin per ton:
CAPP - Met operations	$12.27	$30.29	$(18.02)	(59.5)%
CAPP - Thermal operations	$6.59	$3.32	$3.27	98.5%
NAPP operations	$5.00	$4.55	$0.45	9.9%

Non-GAAP cost of coal sales. CAPP - Met operations non-GAAP cost of coal sales decreased $169.7 million, or 19.6%, for the nine months ended September 30, 2020 compared to the prior year period. The decrease in CAPP - Met operations non-GAAP cost of coal sales was primarily driven by decreased costs of purchased coal, salaries and wages expense, and supplies and maintenance expense, partially offset by inventory change during the current period.

CAPP - Thermal operations non-GAAP cost of coal sales decreased $98.7 million, or 51.9%, for the nine months ended September 30, 2020 compared to the prior year period. The decrease in CAPP - Thermal operations non-GAAP cost of coal sales was primarily due to a decrease in tons sold in the current period relative to the prior year period and decreased supplies and maintenance expense and salaries and wages expense, partially offset by inventory change during the current period.

NAPP operations non-GAAP cost of coal sales decreased $34.4 million, or 17.9%, for the nine months ended September 30, 2020 compared to the prior year period. The decrease in NAPP operations non-GAAP cost of coal sales was primarily due to a decrease in tons sold in the current period relative to the prior year period and decreased salaries and wages expense and supplies and maintenance expense.

Our non-GAAP cost of coal sales includes purchased coal costs. In the following tables, we calculate Adjusted cost of produced coal sold as non-GAAP cost of coal sales less purchased coal costs.

	Nine Months Ended September 30, 2020
(In thousands, except for per ton data)	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Non-GAAP Cost of coal sales	$694,862	$91,366	$157,517	$307	$944,052
Less: cost of purchased coal sold	(65,777)	(832)	—	—	(66,609)
Adjusted cost of produced coal sold	$629,085	$90,534	$157,517	$307	$877,443
Produced tons sold	9,002	1,887	4,372	6	15,267
Adjusted cost of produced coal sold per ton (1)	$69.88	$47.98	$36.03	$51.17	$57.47

(1) Cost of produced coal sold per ton for our operations is calculated as non-GAAP cost of produced coal sold divided by produced tons sold.

	Nine Months Ended September 30, 2019
(In thousands, except for per ton data)	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Non-GAAP Cost of coal sales	$864,566	$190,084	$191,914	$—	$1,246,564
Less: cost of purchased coal sold	(194,590)	(6,378)	—	—	(200,968)
Adjusted cost of produced coal sold	$669,976	$183,706	$191,914	$—	$1,045,596
Produced tons sold	7,948	3,215	5,039	—	16,202
Adjusted cost of produced coal sold per ton (1)	$84.29	$57.14	$38.09	$—	$64.53
(1) Cost of produced coal sold per ton for our operations is calculated as non-GAAP cost of produced coal sold divided by produced tons sold.

Segment Adjusted EBITDA

Segment Adjusted EBITDA for our reportable segments is a financial measure. This non-GAAP financial measure is presented as a supplemental measure and is not intended to replace financial performance measures determined in accordance with GAAP. Moreover, this measure is not calculated identically by all companies and therefore may not be comparable to similarly titled measures used by other companies. Segment Adjusted EBITDA is presented because management believes it is a useful indicator of the financial performance of our coal operations. The following tables present a reconciliation of net income (loss) to Adjusted EBITDA for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020
(In thousands)	CAPP - Met	CAPP - Thermal	NAPP	All Other	Consolidated
Net loss from continuing operations	$(67,996)	$(37,711)	$(158,983)	$(82,056)	$(346,746)
Interest expense	(1,495)	6	(1,431)	57,728	54,808
Interest income	(63)	—	(15)	(6,811)	(6,889)
Income tax benefit	—	—	—	(2,200)	(2,200)
Depreciation, depletion and amortization	121,699	19,422	10,525	2,820	154,466
Non-cash stock compensation expense	410	8	—	3,782	4,200
Mark-to-market adjustment - acquisition-related obligations	—	—	—	(13,425)	(13,425)
Accretion on asset retirement obligations	10,786	7,025	3,963	2,032	23,806
Asset impairment and restructuring (1)	32,951	20,188	165,866	2,448	221,453
Management restructuring costs (2)	501	5	6	435	947
Loss on partial settlement of benefit obligations	—	—	—	1,230	1,230
Amortization of acquired intangibles, net	7,875	(3,484)	714	75	5,180
Adjusted EBITDA	$104,668	$5,459	$20,645	$(33,942)	$96,830
(1) Asset impairment and restructuring for the nine months ended September 30, 2020 includes long-lived asset impairments of $199.0 million and restructuring expense of $22.5 million as a result of weakened coal prices and the strategic actions with respect to two thermal coal mining complexes announced during the second quarter of 2020 and capital spending during the third quarter of 2020 at previously impaired locations requiring the impairment of certain additional assets not considered recoverable. Refer to Note 8 for further information.
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

The following table summarizes Adjusted EBITDA for our three reportable segments and All Other category:

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2020	2019	$	%
Adjusted EBITDA
CAPP - Met operations	$104,668	$283,483	$(178,815)	(63.1)%
CAPP - Thermal operations	5,459	8,704	(3,245)	(37.3)%
NAPP operations	20,645	21,900	(1,255)	(5.7)%
All Other	(33,942)	(49,930)	15,988	32.0%
Total	$96,830	$264,157	$(167,327)	(63.3)%

CAPP - Met operations. Adjusted EBITDA decreased $178.8 million, or 63.1%, for the nine months ended September 30, 2020 compared to the prior year period. The decrease in Adjusted EBITDA was primarily driven by decreased non-GAAP coal sales realization per ton of $37.11, or 31.0%, due to a weaker pricing environment resulting from the impact of the COVID-19 pandemic.
CAPP - Thermal operations. Adjusted EBITDA decreased $3.2 million, or 37.3%, for the nine months ended September 30, 2020. The decrease in Adjusted EBITDA was primarily driven by decreased coal sales volumes of 1.4 million tons, or 42.8%, and decreased non-GAAP coal sales realization per ton of $5.84, or 9.7%, due to a weaker pricing and demand environment resulting from the COVID-19 pandemic.
NAPP operations. Adjusted EBITDA decreased $1.3 million, or 5.7%, for the nine months ended September 30, 2020 compared to the prior year period. The decrease in Adjusted EBITDA was primarily due to decreased coal sales volumes of 0.7 million tons, or 13.2%, and decreased non-GAAP coal sales realization per ton of $1.61, or 3.8%, due to a weaker pricing and demand environment resulting from the impact of the COVID-19 pandemic.

All Other category. Adjusted EBITDA increased $16.0 million, or 32.0%, for the nine months ended September 30, 2020 compared to the prior year period. The increase in Adjusted EBITDA was primarily driven by decreases in selling, general and administrative expenses and increased gain on sale of assets, partially offset by increases in costs associated with idled properties.

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

At September 30, 2020, we had cash and cash equivalents of $161.4 million and no remaining unused capacity under the Amended and Restated Asset-Based Revolving Credit Agreement. In October 2020, we repaid $15.0 million of borrowed principal under the ABL Facility in advance of the maturity date and without penalty, to remain in compliance with the ABL Facility’s borrowing base capacity covenant limitations based on outstanding borrowings and letters of credit as of September 30, 2020. Additionally, due to lower realized pricing and volumes in recent quarters due to market disruptions related to COVID-19, the borrowing capacity under our ABL Facility was reduced in the current and prior quarter due to the facility's covenant limitations related to our Fixed Charge Coverage Ratio (as that term is defined in the ABL Facility) reducing our liquidity. During the three months ended September 30, 2020, we repaid $12.4 million of borrowed principal under the ABL Facility in advance of the maturity date and without penalty.

On November 9, 2018, we entered into a $225.0 million ABL Facility under the Amended and Restated Asset-Based Revolving Credit Agreement expiring on April 3, 2022. On June 14, 2019, we entered into a $561.8 million Term Loan Credit Facility under the Credit Agreement. Refer to Note 11 for disclosures on long-term debt.

On March 27, 2020, the CARES Act was enacted into law. As a result of the CARES Act, AMT Credits of $66.1 million are expected to be received in the fourth quarter of 2020. Refer to Note 15.

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

We sponsor three qualified non-contributory pension plans (“Pension Plans”) which cover certain salaried and non-union hourly employees. Participants accrued benefits either based on certain formulas, the participant’s compensation prior to retirement or plan specified amounts for each year of service. Benefits are frozen under these Pension Plans. Annual funding contributions to the Pension Plans are made as recommended by consulting actuaries based upon the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) funding standards. Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006. We expect to contribute $4.2 million to the Pension Plans in the remainder of 2020. Refer to Note 16 for further disclosures related to this obligation.

To secure our obligations under certain worker’s compensation, black lung, reclamation-related obligations, and financial guarantees and other, we are required to provide cash collateral. At September 30, 2020, we had cash collateral in the amounts of $124.1 million, $27.8 million, and $19.7 million classified as long-term restricted cash, long-term restricted investments, and short-term and long-term deposits, respectively, on our Condensed Consolidated Balance Sheets. Future regulatory changes relating to these obligations could result in increased obligations, additional costs, or additional collateral requirements which could require greater use of alternative sources of funding for this purpose, which would reduce our liquidity. Refer below for information related to the new authorization process for self-insured coal mine operators being implemented by the U.S. Department of Labor (Division of Coal Mine Workers’ Compensation). Additionally, as September 30, 2020, we had $7.1 million of short-term restricted cash held in escrow related to our contingent revenue obligation. Refer to Note 12 for further information regarding the contingent revenue obligation.

During the third quarter of 2020, we entered into a collective bargaining agreement with the UMWA representing Cumberland mine employees replacing the prior expired collective bargaining agreement. We are in active negotiations for the divestiture of the Cumberland property with a potential purchaser. However, no definitive agreement has been reached and there can be no assurances that any transaction will result from these negotiations or as to the terms, timing or approval of any such transaction that may be proposed.

During the second quarter of 2020, as a result of the weakening coal market conditions due in part to the impact of the global COVID-19 pandemic, we announced that we would take certain strategic actions with respect to two of our thermal coal mining complexes in an effort to strengthen our financial performance and improve forecasted liquidity. We announced that an underground mine and preparation plant located in West Virginia would be idled during the third quarter of 2020. In addition, we decided not to move forward with the construction of a new refuse impoundment at our Cumberland mine in Pennsylvania and would therefore no longer spend the significant capital required in connection with the project.

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
Cash Flows

Cash, cash equivalents, and restricted cash decreased by $55.1 million and $94.1 million over the nine months ended September 30, 2020 and 2019, respectively. The net change in cash, cash equivalents, and restricted cash was attributable to the following:

	Nine Months Ended September 30,
	2020	2019
Cash flows (in thousands):
Net cash provided by operating activities	$73,033	$137,578
Net cash used in investing activities	(124,833)	(167,579)
Net cash used in financing activities	(3,277)	(64,110)
Net decrease in cash and cash equivalents and restricted cash	$(55,077)	$(94,111)

Operating Activities

Net cash flows from operating activities consist of net loss adjusted for non-cash items. Net cash provided by operating activities for the nine months ended September 30, 2020 was $73.0 million and was primarily attributable to net loss of $346.7 million adjusted for asset impairment and restructuring of $221.5 million, depreciation, depletion and amortization of $154.5 million, deferred income taxes of $33.0 million, accretion on asset retirement obligations of $23.8 million, employee benefit plans, net of $15.1 million, and amortization of debt issuance costs and accretion of debt discount of $11.1 million, partially offset by a mark-to-market adjustment for acquisition-related obligations of $13.4 million.

Net cash provided by operating activities for the nine months ended September 30, 2019 was $137.6 million and was primarily attributable to net loss of $175.4 million adjusted for depreciation, depletion and amortization of $330.8 million, loss on modification and extinguishment of debt of $26.5 million, accretion on asset retirement obligations of $24.9 million, asset impairment of $23.0 million, employee benefit plans, net of $14.5 million, and amortization of debt issuance costs and accretion of debt discount of $10.4 million, partially offset by deferred income taxes of $22.0 million, and a $9.1 million gain on assets acquired in an exchange transaction.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2020 was $124.8 million, primarily driven by capital expenditures of $118.9 million and purchases of investment securities of $18.6 million, partially offset by maturity of investment securities of $12.7 million.

Net cash used in investing activities for the nine months ended September 30, 2019 was $167.6 million, primarily driven by capital expenditures of $144.2 million, purchases of investment securities of $65.2 million, and capital contributions to equity affiliates of $7.6 million, partially offset by maturity of investment securities of $50.8 million.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2020 was $3.3 million, primarily attributable to principal repayments of debt of $43.4 million and principal repayments of notes payable of $15.0 million, mostly offset by proceeds from borrowings on debt of $57.5 million.

Net cash used in financing activities for the nine months ended September 30, 2019 was $64.1 million, primarily attributable to principal repayments of debt of $551.4 million, principal repayments of notes payable of $14.1 million, common stock repurchases and related expenses of $35.5 million, and debt issuance costs of $6.1 million, partially offset by proceeds from borrowings on debt of $544.9 million.

Long-Term Debt

Refer to Note 11 for additional disclosures on long-term debt.

Analysis of Material Debt Covenants

We are in compliance with all covenants under the Credit Agreement and the Amended and Restated Asset-Based Revolving Credit Agreement, as of September 30, 2020. A breach of the covenants in the Credit Agreement and the Amended and Restated Asset-Based Revolving Credit Agreement could result in a default under the terms of the agreement and the respective lenders could elect to declare all amounts borrowed due and payable.

Pursuant to the Amended and Restated Asset-Based Revolving Credit Agreement, during any Liquidity Period (capitalized terms as defined in the Amended and Restated Asset-Based Revolving Credit Agreement), our Fixed Charge Coverage Ratio cannot be less than 1.0 as of the last day of any Test Period, commencing with the Test Period ended immediately preceding the commencement of such Liquidity Period. The Fixed Charge Coverage Ratio is calculated as (a) Consolidated EBITDA of the Company and its Restricted Subsidiaries for such period, minus non-financed Capital Expenditures (including Capital Expenditures financed with the proceeds of any Loans) paid or payable currently in cash by the Company or any of its Subsidiaries for such period to (b) the Fixed Charges of the Company and its Restricted Subsidiaries during such period. As of September 30, 2020, we were not in a Liquidity Period.

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

Contractual Obligations
Our contractual obligations are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Our contractual obligations relating to the contingent revenue obligation decreased during the nine months ended September 30, 2020 as a result of a $14.7 million payment and changes to forecasted future revenue assumptions. Refer to Note 12 and Note 14 for further disclosures related to this obligation. The table below reflects these obligations as of September 30, 2020:

(in thousands)	Remainder of 2020	2021	2022	2023	2024	After 2024	Total
Contingent revenue obligation	$—	$10,945	$11,972	$11,217	$—	$—	$34,134

Refer to Note 11 for information about our long-term debt obligations and Note 18 for disclosures related to our other contractual obligations.

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
Our critical accounting policies are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019. Our critical accounting policies remain unchanged at September 30, 2020. Refer to Note 1 for disclosures related to new accounting policies adopted.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

We manage our commodity price risk for coal sales through the use of coal supply agreements. As of October 21, 2020, we have sales commitments as follows:

	2020
	Tons	% Priced
CAPP - Met	13.3 million	86%
CAPP - Thermal	3.3 million	99%
NAPP	5.5 million	100%

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

As of September 30, 2020, we expect to use approximately 4.4 million and 20.6 million gallons of diesel fuel in the remainder of 2020 and for the full year 2021, respectively.

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

Interest Rate Risk

As of September 30, 2020, we had exposure to changes in interest rates through the Term Loan Credit Facility under our Credit Agreement, which bears an interest rate per annum based on the character of the loan (defined as either “Base Rate Loan” or “Eurocurrency Rate Loan”). Each loan type bears interest at a rate per annum comprised of a base rate (as defined) plus an applicable percentage (6.00% to 7.00% on or prior to June 14, 2021, the second anniversary of the Closing Date and 7.00% to 8.00% thereafter (the “Applicable Rate”)). The Eurocurrency base rate is subject to a 2.00% floor. As of September 30, 2020, a 50 basis point increase or decrease in interest rates would not have impacted our annual interest expense as the September 30, 2020 one-month LIBOR rate (approximately 0.2%) was below the LIBOR floor.

As of September 30, 2020, we also had exposure to changes in interest rates through the asset-based revolving credit facility under our Amended and Restated Asset-Based Revolving Credit Agreement, which bears interest based on the character of the loan (defined as either “Base Rate Loan” or “Eurocurrency Rate Loan”) plus an applicable rate ranging from 1.00% to 1.50% for Base Rate Loans and 2.00% to 2.50% for Eurocurrency Rate Loans, depending on the amount of credit available. As of September 30, 2020, a 50 basis point increase or decrease in interest rates would increase or decrease our annual interest expense by approximately $0.1 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of September 30, 2020. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Remediation of Previously Reported Material Weaknesses

As described in “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2019, we previously identified material weaknesses in our internal control over the design of the coal inventory controls and our risk assessment process. We executed a remediation plan to address the control deficiencies that led to these material weaknesses. The remediation actions were as follows:

Coal inventory controls
•Implemented enhancements to the design of the coal inventory controls;
•Provided additional training around the sufficiency of control documentation requirements.

Risk assessment process
•Performed the fiscal year risk assessment at a sufficiently granular level to allow management to adequately assess risks at the appropriate level of precision;
•Performed additional training related to internal control over financial reporting for all personnel to enhance knowledge and understanding of the operation and design of controls within the organization and implemented additional resources as necessary to supplement internal personnel.

As of September 30, 2020, we concluded that the enhancements related to the design of the coal inventory controls and the risk assessment process have been satisfactorily implemented and have operated effectively for a sufficient period of time. Therefore, we concluded that these previously identified material weaknesses have been remediated as of September 30, 2020.

Changes in Internal Control Over Financial Reporting

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Item 1A. Risk Factors” section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, together with the cautionary statement under the caption “Cautionary Note Regarding Forward Looking Statements” in this report. These described risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information about shares of common stock that were repurchased during the third quarter of 2020.

	Total Number of Shares Purchased (1)	Average Price Paid per Share (4)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (2),(3)
July 1, 2020 through July 31, 2020	4,290	$3.62	—	$67,552
August 1, 2020 through August 31, 2020	—	$—	—	$67,552
September 1, 2020 through September 30, 2020	—	$—	—	$67,552
	4,290		—	$67,522
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

CONTURA ENERGY, INC.
Date: November 9, 2020	By:	/s/ Charles Andrew Eidson
	Name:	Charles Andrew Eidson
	Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
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

10.1*	Plan Document and Summary Plan Description of the Amended and Restated Contura Energy, Inc. Key Employee Separation Plan
31*	Certifications Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32*	Certifications Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002
95*	Mine Safety Disclosure Exhibit
101
The following financial information from Contura Energy, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith