Form 10-K
period 2020-12-31
Alpha Metallurgical Resources, Inc.
filed 2021-03-15
CIK 1704715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to

Commission File Number 001-38735

ALPHA METALLURGICAL RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	81-3015061
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

340 Martin Luther King Jr. Blvd.
Bristol, Tennessee 37620
(Address of principal executive offices, zip code)
(423) 573-0300
(Registrant’s telephone number, including area code)

Securities registered or to be registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	AMR	New York Stock Exchange

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes   ☒ No

The aggregate market value of the Common Stock held by non-affiliates of the registrant (excluding outstanding shares beneficially owned by directors, executive officers, and other affiliates) on June 30, 2020, was approximately $56 million based on the closing price of the Company’s common stock as reported that date on the New York Stock Exchange of $3.04 per share. Such assumptions should not be deemed to be conclusive for any other purpose.

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of February 28, 2021: 18,389,139

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2021 annual meeting of stockholders (the “Proxy Statement”), which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2020.

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
•our assumptions concerning economically recoverable coal reserve estimates;
•disruptions in delivery or changes in pricing from third-party vendors of key equipment and materials that are necessary for our operations, such as diesel fuel, steel products, explosives, tires and purchased coal;
•failures in performance, or non-performance, of services by third-party contractors, including contract mining and reclamation contractors;
•inflationary pressures on supplies and labor and significant or rapid increases in commodity prices;
•railroad, barge, truck and other transportation availability, performance and costs;
•disruption in third-party coal supplies;
•the consummation of financing or refinancing transactions, acquisitions or dispositions and the related effects on our business and financial position;
•our indebtedness and potential future indebtedness; and
•our ability to obtain or renew surety bonds on acceptable terms or maintain our current bonding status.

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

Part I

Item 1. Business
Unless otherwise indicated or the context otherwise requires, references in this “Business” section to “the combined company,” “we,” “us” and other similar terms refer to Alpha Metallurgical Resources, Inc. and its consolidated subsidiaries (previously Contura Energy, Inc. and its consolidated subsidiaries). Effective February 1, 2021, we changed our corporate name from Contura Energy, Inc. to Alpha Metallurgical Resources, Inc. to more accurately reflect our strategic focus on the production of metallurgical coal. Following the effectiveness of our name change, our ticker symbol on the New York Stock Exchange changed from “CTRA” to “AMR” effective on February 4, 2021.
Our Company
We are a Tennessee-based mining company with operations across Virginia and West Virginia. With customers across the globe, high-quality reserves and significant port capacity, we are a leading U.S. supplier of metallurgical products for the steel industry. We operate high-quality, cost-competitive coal mines across the Central Appalachia (“CAPP”) coal basin. Our portfolio of mining operations consists of 16 underground mines, seven surface mines and eight coal preparation plants. We own a 65.0% interest in Dominion Terminal Associates (“DTA”), a coal export terminal in eastern Virginia. DTA provides us with the ability to fulfill a broad range of customer coal quality requirements through coal blending, while also providing storage capacity and transportation flexibility.
We predominantly produce low-ash metallurgical (“met”) coal, including High-Vol. A, Mid-Vol., High-Vol. B, and Low-Vol. coal, which is shipped to domestic and international coke and steel producers. Although our strategic focus is on the production of met coal, we also produce low sulfur, high British thermal unit (“BTU”) thermal coal for electricity generation, as well as specialty coal for industrial customers. Our thermal coal is primarily sold to the domestic power generation industry.

We have two reportable segments: Met, and CAPP - Thermal. Refer to Note 25 to the Consolidated financial statements for more information about our reportable segments.

We have a substantial reserve base of 445.0 million tons of proven reserves and approximately 178.5 million tons of probable reserves, which we believe could support current production levels for more than 25 years based on our 2020 production levels. Our reserve base in Met consists of 441.1 million tons of proven and 178.0 million tons of probable reserves, of which 91% is met coal. Our reserve base in CAPP - Thermal consists of 3.9 million tons of proven and 0.5 million tons of probable reserves, of which 100% is thermal coal.

Through our operations and reserves across coal producing basins in Virginia and West Virginia, we are able to source coal from multiple mines to meet the needs of a long-standing global customer base, many of which have been served by us or our predecessors for over a decade. We are continuously evaluating opportunities to strategically cultivate current relationships to drive new business in our target growth markets that include India and Southeast Asia, among others. In addition, our experienced management team regularly analyzes acquisitions, joint ventures and other opportunities that would be accretive and synergistic to our existing asset portfolio.

During 2020, we began production at Road Fork 52, Black Eagle and Lynn Branch which were previously identified organic met coal opportunities within Met. Road Fork 52 and Lynn Branch are primarily reserve replacement mines, but they are expected to provide some incremental production of Low-Vol. and High-Vol. B+ met coal, respectively. The Black Eagle mine is expected to increase production of Marfork High-Vol met coal. Production at these adjacent mines provides embedded growth potential while utilizing existing infrastructure.

Our History
We were formed to acquire and operate certain of Alpha Natural Resources, Inc.’s former core coal operations, as part of the Alpha Natural Resources, Inc. Plan of Reorganization in 2016. We entered into various settlement agreements with the Debtors, their bankruptcy successor, and third parties as part of the Debtors’ bankruptcy reorganization process. We assumed acquisition-related obligations through those settlement agreements, which became effective on July 26, 2016, the effective date of the Debtors’ Plan of Reorganization. Refer to Note 16 for further information on our acquisition-related obligations.

We began operations on July 26, 2016 and currently operate mines in the Central Appalachia region.

On December 8, 2017, we closed a transaction with Blackjewel L.L.C. (“Buyer” or “Blackjewel”) to sell our Eagle Butte and Belle Ayr mines located in the Powder River Basin (“PRB”), Wyoming, along with related coal reserves, equipment, infrastructure and other real properties. Refer to Note 3 for information related to Blackjewel’s subsequent bankruptcy filing and the related ESM Transaction.

We merged with Alpha Natural Resources Holdings, Inc. and ANR, Inc. on November 9, 2018. Upon the consummation of the transactions contemplated by a definitive merger agreement (the “Merger Agreement”), our common stock began trading on the New York Stock Exchange under the ticker “CTRA.” Previously, our shares traded on the OTC market under the ticker “CNTE.”

On December 10, 2020, we closed on a transaction with Iron Senergy Holdings, LLC, to sell our thermal coal mining operations located in Pennsylvania consisting primarily of our Cumberland mining complex and related property (our former Northern Appalachia (“NAPP”) operations). This transaction accelerated our strategic exit from thermal coal production to shift our focus to met coal production.

The former PRB and NAPP operations results of operations and financial position are reported as discontinued operations in the Consolidated Financial Statements. The historical information in the accompanying Notes to the Consolidated Financial Statements has been restated to reflect the effects of these former operations being reported as discontinued operations in the Consolidated Financial Statements. Refer to Note 3 for further information on discontinued operations.

Effective February 1, 2021, we changed our corporate name from Contura Energy, Inc. to Alpha Metallurgical Resources, Inc. to more accurately reflect our strategic focus on the production of met coal. Following the effectiveness of our name change, our ticker symbol on the New York Stock Exchange changed from “CTRA” to “AMR” effective on February 4, 2021.

Operations and Properties

The following tables present a summary of our mining operations by reportable segment:

			Number & Type of Mines as of December 31, 2020
Reportable Segment	Location	Preparation Plants / Shipping Points as of December 31, 2020	Underground	Surface	Total
Met	VA, WV	McClure, Toms Creek, Bandmill, Kepler, Kingston, Marfork, Power Mountain, Pax Loadout, Mammoth, Marmet, Feats Loadout	15	7	22
CAPP - Thermal	WV	Bandmill, Mammoth	1	—	1

Reportable Segment	Primary Coal Qualities	Transportation	2020 Production of Saleable Tons (in thousands) (1)
Met	High-Vol. Met, Mid-Vol. Met, Low-Vol. Met	Truck, CSX Transportation, Norfolk Southern Railway Company, Barge	12,157
CAPP - Thermal	Thermal	Truck, CSX Transportation, Norfolk Southern Railway Company, Barge	1,978
			14,135
(1) Includes coal purchased from third-party producers that was processed at our preparation plants in 2020.
We consider Deep Mine 41, Road Fork 52, Black Eagle, and Lynn Branch in Met to be individually material mines.

Met

Our Met operations consist of high-quality met coal mines, including Deep Mine 41, Road Fork 52, Black Eagle, and Lynn Branch. The coal produced by Met operations is predominantly met coal with some amounts of thermal coal being produced as a byproduct of mining. The following table provides a summary of our Met operations’ coal qualities during the years ended December 31, 2020 and 2019:

	Year Ended December 31,
Coal Qualities	2020	2019
High-Vol. A	36.3%	38.2%
High-Vol. B	19.4%	19.5%
High-Vol. C	2.3%	2.5%
Mid-Vol.	21.7%	20.0%
Low-Vol.	12.3%	13.3%
Thermal	8.0%	6.5%

During the years ended December 31, 2020 and 2019, we shipped 9.1 million tons and 8.4 million tons, respectively, of our coal production from our Met operations internationally to customers in Europe, Asia and the Americas, with the remaining met coal production sold into the domestic market. See Item 2. Properties, Costs & Calculations, for the two-year historical average sales prices.
Deep Mine 41, associated with the McClure Prep Plant, is located in Dickenson County, Virginia on property subject to a lease dated April 1, 2003. We can automatically extend the lease until March 31, 2063. The McClure Plant is a 1,000 ton per hour plant that is located on owned property in Dickenson County, Virginia. It was built in 1979 and upgraded in 1998.

Road Fork 52 is located in Wyoming County, West Virginia on three individual lease tracts. These leases were signed between 1960 and 2020. Current production is on a lease dated August 25, 1997. After expiration of the initial 10-year term of this lease, the lease automatically extended for successive five-year periods. The current five-year period expires August 24, 2022 and shall be renewed for another five-year period unless a 90-day termination notice is provided by the lessee. There will be future production on a lease dated January 28, 2020 which has a term of 20 years, and a lease dated August 1, 1960 which extends for successive 30 year terms until the mineable and merchantable coal is exhausted.

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

Lynn Branch deep mine in the 2 Gas seam is located in Logan County, West Virginia near the community of Rita. There are several leases dedicated to the mine with the primary reserves controlled by a lease dated January 1, 1969, which currently expires on December 31, 2026. We can automatically extend the lease for three successive five-year terms until December 31, 2041. All other leases are in good standing with similar lease terms.

CAPP - Thermal

As of December 31, 2020, our CAPP - Thermal operations consist one underground thermal coal mine. The coal produced by CAPP - Thermal operations is predominantly thermal coal with some met coal byproduct. For the years ended December 31, 2020 and 2019, our CAPP - Thermal coal quality was composed of low sulfur, high BTU coal. During the years ended December 31, 2020 and 2019, we shipped 1.8 million tons and 3.5 million tons of our thermal coal production from our CAPP - Thermal operations domestically to utility and industrial customers.

Former NAPP and PRB Operations

Our former NAPP operations consisted of our thermal coal mining operations located in Pennsylvania consisting primarily of our Cumberland mining complex and related property. On December 10, 2020, we closed on a transaction with Iron Senergy Holdings, LLC, to sell the former NAPP operations. Our former PRB operations consisted of the Belle Ayr and Eagle Butte mines, located in Wyoming. On December 8, 2017, we sold these to Blackjewel, along with related coal reserves, equipment, infrastructure and other real properties. Refer to Note 3 for information related to Blackjewel’s subsequent bankruptcy filing, the related ESM Transaction, and further information on discontinued operations.

Financial Information About Reportable Segments and Geographic Areas
Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Notes 24 and 25 for financial information about reportable segments and geographic areas.
Mine Life
The following table provides a summary of mine life for our active mines by segment, as of December 31, 2020:

Reportable Segment	Location	Estimated Years
Met (1)	Virginia, West Virginia	1 to 26
CAPP - Thermal	West Virginia	3
(1) Includes Deep Mine 41, Road Fork 52, Black Eagle, and Lynn Branch with estimated mine life of 15 years, 25 years, 18 years, and 26 years, respectively.

Coal Mining Techniques

We use four different mining techniques to extract coal from the ground: room-and-pillar mining, truck-and-shovel mining, truck and front-end loader mining, contour mining and highwall mining. We do not use mountaintop removal mining and currently have no plans to do so in the future.

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

Marketing, Sales and Customer Contracts

We market coal produced at our operations and purchase and resell coal mined by others. We have coal supply commitments with a wide range of steel and coke manufacturers, industrial customers, and electric utilities. Our marketing efforts are centered on customer needs and requirements. By offering coal of various types and grades to provide specific qualities of heat content, sulfur and ash and other characteristics relevant to our customers, we are able to serve a global customer base. Through this global platform, our coals are shipped to customers on five continents. This diversity allows us to adjust to changing market conditions. Many of our larger customers are well-established steel manufacturers and public utilities.
Our coal volumes include coal produced and processed by us, our “captive coal,” as well as small volumes purchased from third-party producers to blend with our produced coal in order to meet customer specifications. These volumes are processed by us, meaning that we washed, crushed or blended the coal at one of our preparation plants or loading facilities prior to resale. Our coal volumes within our Met operations also include met coal volumes purchased from domestic third-party producers and sold into international markets.
Our export shipments serviced customers through shipping ports in 23 and 22 countries during the years ended December 31, 2020 and 2019, respectively. Europe was our largest export market during these periods, with coal sales to Europe accounting for approximately 34% and 37%, respectively, of export coal revenues and 22% and 22%, respectively, of coal revenues for the years ended December 31, 2020 and 2019. All of our sales are made in U.S. dollars. Refer to Note 24 for additional export coal revenue information.
Our metallurgical coal sales are typically made with customers with whom we have a long-term relationship. However, defined pricing and volume in our sales agreements tend to be short-term in nature. Domestic metallurgical customers typically enter into one-year agreements with a fixed price for the entire contract year. Any longer-term agreement would generally have a renegotiation of price each subsequent contract year. Export sales are generally made on an annual, quarterly, or spot cargo basis. Annual and quarterly agreements typically have market-indexed pricing that changes with the market monthly. Any export agreement with a term greater than one year would generally have a renegotiation of pricing terms for each subsequent contract year. Future volume for future years is generally contingent on both parties agreeing to a pricing mechanism to cover the contract year.

We enter into long-term contracts (typically ranging from one to five years) with our thermal coal customers. Terms of these agreements may address coal quality requirements, quantity parameters, flexibility and adjustment mechanisms, permitted sources of supply, treatment of environmental constraints, options to extend, force majeure, suspension, termination and assignment issues, the allocation between the parties of the cost of complying with future governmental regulations and many other matters.
Generally, our long-term thermal coal agreements contain committed volumes and fixed prices for a period or a certain number of periods pursuant to which thermal coal will be delivered under these agreements. After a fixed price period elapses, the long-term agreement may provide for a price negotiation/determination period prior to the commencement of the pending unpriced contract period. The price negotiations generally consider either then current market prices and/or relevant market indices. Provisions of this sort increase the difficulty of predicting the exact prices a coal supplier will receive for its coal during the course of the long-term agreement. During the years ended December 31, 2020 and 2019, approximately 71% and 45%, respectively, of our thermal coal sales volume were delivered pursuant to long-term contracts.
Distribution and Transportation
Coal consumed domestically is usually sold at the mine and transportation costs are normally borne by the purchaser. Export coal is usually sold at the loading port, with purchasers responsible for further transportation.
For our export sales, we negotiate transportation agreements with various providers, including railroads, trucks, barge lines, and terminal facilities to transport shipments to the relevant loading port. We coordinate with customers, mining facilities and transportation providers to establish shipping schedules that meet each customer’s needs. Our captive coal is loaded from our preparation plants, loadout facilities, and in certain cases directly from our mines. The coal we purchase is loaded in some cases directly from mines and preparation plants operated by third parties or from an export terminal. Virtually all of our coal is transported from the mine to our preparation plants by truck or belt conveyor systems. It is transported from preparation plants and loading facilities to the customer by means of railroads, trucks, barge lines, and lake-going and ocean-going vessels from terminal facilities. We depend upon rail, barge, trucking and other systems to deliver coal to markets. In the years ended 2020 and 2019, our produced coal was transported from the mines and to the customer primarily by rail, with the main rail carriers being CSX Transportation and Norfolk Southern Railway Company. Rail shipments constituted approximately 80% and 79% of total shipments of coal volume from our mines during the years ended 2020 and 2019, respectively. The balance was shipped from our preparation plants, loadout facilities or mines via truck or barge. Our export sales are primarily shipped to DTA and Pier 6 (Lambert’s Point) shipping ports in the Hampton Roads area of Virginia. We may ship limited export quantities through other US ports when warranted by logistics and economics. In March 2017, we increased our stake in the DTA coal export terminal from 40.6% to 65.0%, which provides us with 14 million tons of export capacity.
Equipment
Our equipment, including underground and surface, is of varying age and in good operational condition. It is regularly maintained and serviced by a dedicated maintenance workforce and third-party suppliers, including scheduled preventive maintenance.
Procurement
Principal goods and services used in our business include mining equipment, replacement parts and materials such as explosives, diesel fuel, tires, conveyance structure, ventilation supplies, lubricants, steel, magnetite and other raw materials, maintenance and repair services, electricity, and roof control and support items. We rely on third-party suppliers to provide mining materials and equipment. Although there continues to be consolidation, which has resulted in a limited number of suppliers for certain types of equipment and supplies, we believe that adequate substitute suppliers are available. For further discussion of our sources and availability of materials, see Item 1A “Risk Factors–Risks Related to Our Operations–Decreased availability or increased costs of key equipment and materials, including certain items mandated by regulations, or of coal that we purchase from third parties, could impact our cost of production and decrease our profitability.”

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
Competition
The coal industry is highly competitive, both in the U.S. and internationally. In the metallurgical coal market, of the approximately 59 million tons produced in the U.S. in 2020, we sold approximately 12.4 million tons, or 21%. A significant portion of U.S. metallurgical coal production is shipped internationally, where it competes directly with international sources of production. Approximately 73% of our metallurgical coal sold was shipped internationally in 2020.

In the thermal market, of the approximately 475 million tons produced in the U.S. in 2020, we sold approximately 3.2 million tons, or almost 1%. Only a small portion of overall U.S. thermal production is shipped internationally, but there is strong competition in the domestic market. Approximately 21% of our thermal coal sold was shipped internationally in 2020. We compete for U.S. sales with numerous coal producers in the Appalachian region and the Illinois basin, and in some cases with western coal producers. The key factors of this competition are delivered coal price, coal quality and characteristics, transportation costs from the mine to the customer and the reliability of supply. Competition from coal with lower production costs shipped from other coal basins has resulted in increased competition for coal sales in the Appalachian region.

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

Employees

As of December 31, 2020, we had approximately 3,250 employees, all of which are full-time employees, with the United Mine Workers of America (“UMWA”) representing approximately 3% of these employees. Certain of our subsidiaries have wage agreements with the UMWA that are subject to termination by either the employer or the UMWA, without cause, on July 31, 2025 and one on February 28, 2026. Relations with organized labor are important to our success, and we believe that we have good relations with our employees.

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

ENVIRONMENTAL AND OTHER REGULATORY MATTERS
Federal, state and local authorities regulate the U.S. coal mining industry and the industries it serves with respect to matters such as employee health and safety, permitting and licensing requirements, air quality standards, water quality, plant and wildlife protection, the reclamation of mining properties after mining has been completed, the discharge of materials into the environment, surface subsidence from underground mining, and the effects of mining on groundwater quality and availability. These laws and regulations, which are extensive, subject to change, and have tended to become stricter over time, have had, and will continue to have, a significant effect on our production costs and our competitive position relative to certain other sources of electricity generation. Future legislation, regulations or orders, as well as future interpretations and more rigorous enforcement of existing laws, regulations or orders, may require substantial increases in equipment and operating costs to us and delays, interruptions, or a termination of operations, the extent of which we cannot predict. In particular, the new presidential administration and congressional majorities have expressed support for policies that may result in stricter environmental, health and safety standards applicable to our operations and those of our customers. We intend to continue to comply with these regulatory requirements as they evolve by timely implementing necessary modifications to facilities or operating procedures. Future legislation, regulations, orders or regional or international arrangements, agreements or treaties, as well as efforts by private organizations, including those relating to global climate change, may continue to cause coal to become more heavily regulated.
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
As of December 31, 2020, we had accrued $165.1 million for reclamation liabilities and mine closures, including $25.0 million of current liabilities.
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
In order to obtain mining permits and approvals from federal and state regulatory authorities, mine operators, including us, must submit a reclamation plan for restoring, upon the completion of mining operations, the mined property to its prior or better condition, productive use or other permitted condition. Typically, we submit the necessary permit applications several months, or even years, before we plan to begin mining a new area. Mining permits generally are approved months or even years after a completed application is submitted. Therefore, we cannot be assured that we will obtain future mining permits in a timely manner.
Permitting requirements also require, under certain circumstances, that we obtain surface owner consent if the surface estate has been severed from the mineral estate. This requires us to negotiate with third parties for surface rights that overlie coal we control or intend to control. These negotiations can be costly and time-consuming, lasting years in some instances, which can create additional delays in the permitting process. If we cannot successfully negotiate for surface rights, we could be denied a permit to mine coal we already control.
On October 4, 2019, the Bankruptcy Court entered an order approving the sale by Blackjewel of the Belle Ayr and Eagle Butte mines located in the PRB (the “Western Assets”) to Eagle Specialty Materials, LLC (“ESM”). The closing of the ESM acquisition (the “ESM Transaction”) occurred on October 18, 2019. We were the former owner of the Western Assets, having sold them to Blackjewel in December 2017 (the “2017 Blackjewel Sale”). As the mine permit transfer process relating to our sale of the Western Assets to Blackjewel had not been completed prior to Blackjewel’s and certain of its affiliates’ filing petitions for relief under chapter 11 of title 11 of the U.S. Code (the “Bankruptcy Code”), we remained the permitholder in good standing for both mines. In connection with ESM’s acquisition of the Western Assets from Blackjewel, on October 18, 2019, we and ESM finalized an agreement that provided, among other items, for the eventual transfer of the Western Asset permits from us to ESM and replacement by ESM of our surety bonds associated with these properties. In furtherance of certain objectives contemplated under that agreement, we and ESM agreed to the merger of two of our now-former subsidiaries, i.e., Contura Coal West, LLC (“CCW”), which held and still holds the Western Asset permits, and Contura Wyoming Land, LLC (“CWL”), with certain entities formed by ESM for purposes of acquiring CCW and CWL. The ESM entities involved in the mergers were ESM Coal West SPV, LLC (“First Merging Entity”) and ESM Wyoming Land SPV, LLC (“Second Merging Entity”). The mergers were consummated effective May 29, 2020, with the First Merging Entity merging with and into CCW, with CCW as the surviving entity (the “First Surviving Entity”), and the Second Merging Entity merging with and into CWL, with CWL as the surviving entity (the “Second Surviving Entity”). Upon the mergers becoming effective, each of the First Surviving Entity and the Second Surviving Entity became wholly-owned subsidiaries of ESM. As such, the Western Asset permits are still held by the same entity, Contura Coal West, LLC, but said entity is no longer a subsidiary of ours, and we no longer have surety bonds associated with these permits and properties.

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
Once a permit application is prepared and submitted to the regulatory agency, it goes through a completeness review and technical review. Public notice of the proposed permit is given that also provides for a comment period before a permit can be issued. Some SMCRA mine permits take over a year to prepare, depending on the size and complexity of the mine and may take months or even years to be issued. Regulatory authorities have considerable discretion in the timing of the permit issuance and the public and other agencies have rights to comment on and otherwise engage in the permitting process, including through intervention in the courts.
The Abandoned Mine Land Fund, which is part of SMCRA, requires a fee on all coal produced. The proceeds are used to reclaim mine lands closed or abandoned prior to SMCRA’s adoption in 1977. The current fee, which is effective through September 30, 2021, is $0.28 per ton on surface-mined coal and $0.12 per ton on deep-mined coal. Future legislation is expected to extend these fees through 2028 at reduced rates. For the years ended December 31, 2020 and 2019, we recorded $2.3 million and $2.5 million, respectively, of expense related to these fees.
While SMCRA is a comprehensive statute, SMCRA does not supersede the need for compliance with other major environmental statutes, including the Endangered Species Act; Clean Air Act; Clean Water Act; Resource Conservation and Recovery Act (“RCRA”) and Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”).
Surety Bonds
Federal and state laws require us to obtain surety bonds or other approved forms of security to cover the costs of certain long-term obligations, including mine closure or reclamation costs under SMCRA, federal and state workers’ compensation costs, coal leases and other miscellaneous obligations. As of December 31, 2020 and 2019, our posted third-party surety bond amount in all states where we operate was approximately $351.6 million and $343.7 million, respectively, including portions attributable to discontinued operations of $134.2 million and $119.9 million, respectively, which was used to primarily secure the performance of our reclamation and lease obligations.
Posting of a bond or other security with respect to the performance of reclamation obligations is a condition to the issuance of a permit under SMCRA. Under the terms of agreements we and Alpha Natural Resources, Inc. entered into in connection with the Alpha Natural Resources, Inc. Restructuring, we and Alpha Natural Resources, Inc. were required to replace Alpha Natural Resources, Inc.’s self-bonds with surety bonds, collateralized bonds, or other financial assurance mechanisms, over time and under applicable regulations. Self-bonding may not be available to us as a means to comply with our reclamation bonding obligations for the foreseeable future. In August 2016, OSM announced its decision to pursue a rulemaking to evaluate self-bonding for coal mines, including eligibility standards. OSM has not yet issued a proposed rule to address this issue.
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
In addition to the greenhouse gas (“GHG”) issues discussed below, the air emissions programs that may materially and adversely affect our operations, financial results, liquidity, and demand for coal, directly or indirectly, include, but are not limited to, the following:
•Acid Rain. Title IV of the Clean Air Act requires reductions of sulfur dioxide emissions by electric utilities. Affected electricity generators have sought to meet these requirements by, among other compliance methods, switching to lower sulfur fuels, installing pollution control devices, reducing electricity generating levels or purchasing or trading sulfur dioxide emission allowances. We cannot accurately predict the effect of these provisions of the Clean Air Act on us in future years.
•NAAQS for Criteria Pollutants. The Clean Air Act requires the EPA to set standards, referred to as National Ambient Air Quality Standards (“NAAQS”), for six common air pollutants, including nitrogen oxide, sulfur dioxide, particulate matter, and ozone. Areas that are not in compliance (referred to as “non- attainment areas”) with these standards must take steps to reduce emissions levels. Over the past several years, the EPA has revised its NAAQS for nitrogen oxide, sulfur dioxide, particulate matter and ozone, in each case making the standards more stringent. As a result, some states will be required to amend their existing individual state implementation plans (“SIPs”) to achieve compliance with the new air quality standards. Other states will be required to develop new plans for areas that were previously in “attainment,” but do not meet the revised standards. On December 7, 2020, the EPA announced the agency’s final decision to retain the existing National Ambient Air Quality Standards for particulate matter (PM) set by the Obama-Biden Administrations without changes.

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
A suit by industry challenging the EPA’s 2015 Ozone NAAQS (Murray Energy Corp. v. EPA) is currently pending in the D.C. Circuit. In April 2017, the D.C. Circuit Court granted the EPA’s motion to indefinitely delay any decision on the challenges pending the EPA’s possible reconsideration of the rule. In July 2018, the D.C. Circuit Court returned the matter to its active docket and in August 2018, the EPA indicated to the court that it would not be revising the 2015 standards at this time. In August 2019, the D.C. Circuit upheld the rule with the exception of the secondary NAAQS standards addressing protection of animals, crops and vegetation, which were sent back to the EPA for further consideration. On December 23, 2020, the EPA announced its decision to retain, without changes, the 2015 ozone National Ambient Air Quality Standards set by the Obama- Biden Administration.

•NOx SIP Call. The NOx SIP Call program was established by the EPA in October of 1998 to reduce the transport of nitrogen oxide and ozone on prevailing winds from the Midwest and South to states in the Northeast, which said they could not meet federal air quality standards because of migrating pollution. The program is designed to reduce nitrogen oxide emissions by one million tons per year in 22 eastern states and the District of Columbia. As a result of the program, many power plants have been or will be required to install additional emission control measures, such as selective catalytic reduction devices. Installation of additional emission control measures will make it more costly to operate coal-fired power plants, potentially making coal a less attractive fuel. On February 26, 2019, the EPA published a final rule amending the NOx SIP Call regulations to allow states to establish alternative monitoring and reporting requirements for certain sources.
•Cross-State Air Pollution Rule. In June 2011, the EPA finalized the CSAPR, which required 28 states in the Midwest and eastern seaboard of the U.S. to reduce power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. Nitrogen oxide and sulfur dioxide emission reductions were scheduled to commence in 2012, with further reductions effective in 2014. However, implementation of CSAPR’s requirements were delayed due to litigation. In October 2014, the EPA issued an interim final rule reconciling the CSAPR rule with the Court’s order, which called for Phase 1 implementation in 2015 and Phase 2 implementation in 2017.
In September 2016, the EPA finalized an update to the CSAPR ozone season program by issuing the Final CSAPR Update. The Final CSAPR Update rule is the subject of a pending legal challenge in the D.C. Circuit by five states. In September 2019, the D.C. Circuit concluded that the rule was valid in certain respects but that it failed to ensure that pollution from upwind states would not prevent downwind states from meeting air quality standards in a timely manner. The court directed the EPA to revise the rule to address this failure. For states to meet their requirements under CSAPR, a number of coal-fired electric generating units will likely need to be retired, rather than retrofitted with the necessary emission control technologies, reducing demand for thermal coal. On October 15, 2020, the EPA proposed the Revised Cross-State Air Pollution Rule Update in order to fully address 21 state’s outstanding interstate pollution transport obligations for the 2008 ozone National Ambient Air Quality Standards. Starting in the 2021 ozone season, the proposed rule would require additional emissions reductions of nitrogen oxides from power plants in 12 states. The public comment period for the proposal closed on December 14, 2020. However, on January 20, 2021 the new presidential administration announced a freeze with respect to all pending rulemaking. Accordingly, the outcome of this rulemaking may result in stricter standards than those contained in the proposed rule.

•Mercury and Hazardous Air Pollutants. In February 2012, the EPA formally adopted a rule to regulate emissions of mercury and other metals, fine particulates, and acid gases such as hydrogen chloride from coal- and oil-fired power plants, referred to as “MATS.” In March 2013, the EPA finalized reconsideration of the MATS rule as it pertains to new power plants, principally adjusting emissions limits for new coal-fired units to levels considered attainable by existing control technologies. In subsequent litigation, the U.S. Supreme Court struck down the MATS rule based on the EPA’s failure to take costs into consideration. The D.C. Circuit allowed the current rule to stay in place until the EPA issued a new finding. In April 2016, the EPA issued a final finding that it is appropriate and necessary to set standards for emissions of air toxics from coal- and oil-fired power plants. However, in April 2017, the EPA indicated in a court filing that it may reconsider this finding, and on April 27, 2017, the D.C. Circuit stayed the litigation. In August 2018, the EPA stated that it plans on sending a draft proposal to the White House questioning the EPA’s earlier finding and intends to reevaluate the MATS rule itself.
On December 27, 2018, the EPA issued a proposed revised Supplemental Cost Finding for MATS, as well as the Clean Air Act required “risk and technology review.” After taking account of both the cost to coal- and oil-fired power plants of complying with the MATS rule and the benefits attributable to regulating hazardous air pollutant (HAP) emissions from these power plants, the EPA proposed to determine that it is not “appropriate and necessary” to regulate HAP emissions from power plants under Section 112 of the Clean Air Act. The emission standards and other requirements of the MATS rule, first promulgated in 2012, would remain in place, however, since the EPA did not propose to remove coal- and oil-fired power plants from the list of sources that are regulated under Section 112 of the Act.
On April 15, 2020, the EPA established a new subcategory in the MATS for electric utility steam generating units (EGU’s) that burn eastern bituminous coal refuse (EBCR). Coal refuse includes low-quality coal mixed with rock, clay and other material. The EPA is also establishing emission standards from these facilities. The new subcategory and emission standards will affect six existing EGUs that burn EBCR.

On May 22, 2020, the EPA published the completed reconsideration of the appropriate and necessary finding for the MATS. The EPA concluded that it is not “appropriate and necessary” to regulate electric utility steam generating units under Section 112 of the Clean Air Act. The EPA is also taking final action on the residual risk and technology review that is required by the CAA Section 112. The EPA states, “emissions of HAP have been reduced such that residual risk is at acceptable levels, that there are no developments in HAP emissions controls to achieve further cost-effective reductions beyond the current standard, and, therefore, no changes to the MATS rule are warranted”.

Apart from MATS, several states have enacted or proposed regulations requiring reductions in mercury emissions from coal-fired power plants, and federal legislation to reduce mercury emissions from power plants has been proposed. Regulation of mercury emissions by the EPA (and in particular, the reconsideration by the current EPA of any rulemaking relating to the MATS rule during the prior presidential administration), states, Congress, or pursuant to an international treaty may further decrease the demand for coal. Like CSAPR, MATS and other similar future regulations could accelerate the retirement of a significant number of coal-fired power plants, in addition to the significant number of plants and units that have already been retired as a result of environmental and regulatory requirements and uncertainties adversely impacting coal-fired generation. Such retirements would likely adversely impact our business.
•Regional Haze, New Source Review and Methane. The EPA’s regional haze program is intended to protect and improve visibility at and around national parks, national wilderness areas and international parks. In December 2011, the EPA issued a final rule under which the emission caps imposed under CSAPR for a given state would supplant the obligations of that state with regard to visibility protection. In May 2012, the EPA finalized a rule that allows the trading programs in CSAPR to serve as an alternative to determining source-by-source Best Available Retrofit Technology (“BART”). This rule provides that states in the CSAPR region can substitute participation in CSAPR for source-specific BART for sulfur dioxide and/or nitrogen oxides emissions from power plants. This program may result in additional emissions restrictions from new coal-fueled power plants whose operations may impair visibility at and around federally protected areas. This program may also require certain existing coal-fueled power plants to install additional control measures designed to limit haze causing emissions, such as sulfur dioxide, nitrogen oxides, volatile organic chemicals and particulate matter. These limitations could result in additional coal plant closures and affect the future market for coal. A final Regional Haze rule was published on January 10, 2017.
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
The Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change (the “Kyoto Protocol”) became effective in 2005 and bound those developed countries that ratified it (which the U.S. did not do) to reduce their global GHG emissions. In December 2015, the United States and almost 200 nations agreed to the Paris Agreement, which entered into force on November 4, 2016 and has the long-term goal to limit global warming to below two degrees Celsius by 2100 from temperatures in the pre-industrial era. Although this agreement does not create any binding obligations for nations to limit their GHG emissions, it does include pledges to voluntarily limit or reduce future emissions. On June 1, 2017, the Trump administration announced that the U.S. will withdraw from the Paris Agreement. This withdrawal formally took effect on November 4, 2020. However, on January 20, 2021, President Biden issued a statement formally accepting the Paris Agreement on behalf of the U.S., which triggers a 30 day process for rejoining the accord. In addition, numerous U.S. governors, mayors and businesses have pledged their commitments to the goals of the Paris Agreement. These commitments could further reduce demand and prices for our coal.
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

In August 2015, the EPA issued the Clean Power Plan (“CPP”), a final rule that establishes carbon pollution standards for existing power plants, called CO2 emission performance rates. The EPA expected each state to develop implementation plans for power plants in its state to meet the individual state targets established in the CPP. The CPP was immediately subject to legal challenges and was stayed before it was implemented. On July 8, 2019, the EPA, published the ACE Rule, a replacement of the CPP. In contrast to the CPP, which called for the shifting of electricity generation away from coal-fired sources toward natural gas and renewables, the ACE Rule focuses on reducing GHG emissions from existing coal-fired plants by requiring states to mandate the implementation of a range of technologies at power plants designed to improve their heat rate (i.e., decrease the amount of fuel necessary to generate the same amount of electricity). However, on January 19, 2021, the Court of Appeals of the District of Columbia struck down the ACE rule. The EPA has since announced an intent to consider new regulations governing carbon emissions from existing power plants. More stringent standards for carbon dioxide emissions as a result of these rulemakings could further reduce demand for coal, and our business would be adversely impacted.

The United States Congress has, from time to time, considered legislation to reduce GHG emissions, such as a resolution referred to as the Green New Deal, which was introduced in the U.S. House of Representatives in February 2019 and similar legislation may be introduced in the current Congressional term. To date, Congress has not passed a bill specifically addressing GHG regulation. In addition, various states and regions have adopted initiatives to reduce, and in some cases phase out, GHG emissions and certain governmental bodies, including the states of Virginia and California, have considered or are considering the imposition of fees or taxes based on the emission of GHGs by certain facilities. A number of states have enacted legislative mandates requiring electricity suppliers to use renewable energy sources to generate a certain percentage of power. For example, on September 10, 2018, California adopted a law that requires all electricity consumed by the state to be generated from renewable sources such as solar, wind and hydropower by 2045.

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

On March 5, 2014, the EPA, the U.S. Department of Justice (“DOJ”), West Virginia Department of Environmental Protection, the Pennsylvania Department of Environmental Protection and the Kentucky Energy and Environment Cabinet filed a Complaint against Alpha Natural Resources, Inc. and its permit holding subsidiaries in Kentucky, Pennsylvania, Tennessee, Virginia and West Virginia alleging that Alpha Natural Resources, Inc.’s mining affiliates in those states and in Tennessee and Virginia exceeded certain water discharge permit limits during the period of 2006 to 2013 and simultaneously entered into a Consent Decree with Alpha Natural Resources, Inc. resolving their claims. The Consent Decree was entered by the Southern District of West Virginia on November 26, 2014 and amended on June 12, 2016 and again on February 28, 2018 (the “Alpha Natural Resources, Inc. Consent Decree”). As part of the Alpha Natural Resources, Inc. Consent Decree, Alpha Natural Resources, Inc. agreed to implement an integrated environmental management system and an expanded auditing/reporting protocol, install selenium and osmotic pressure treatment facilities at specific locations, and certain other measures. The Alpha Natural Resources, Inc. Consent Decree required Alpha Natural Resources, Inc. to pay $27.5 million in civil penalties, to be divided among the federal government and state agencies. All required water treatment systems have been constructed, the environmental management system has been implemented, and the other terms and conditions of the Alpha Natural Resources, Inc. Consent Decree have been substantially satisfied. On February 25, 2020, partial termination of the Consent Decree was granted by the EPA for all but 6 of the Alpha Natural Resources, Inc. Defendants. On January 29, 2021, full termination of the Consent Decree was granted for all the Defendants.

Dredge and Fill Permits

Many mining activities, including the development of settling ponds and the construction of certain sediment control structures, valley fills and surface impoundments, require permits from the U.S. Army Corps of Engineers (“COE”) under Section 404 of the CWA. Generally speaking, these Section 404 permits allow the placement of dredge and fill materials into navigable waters of the United States, including wetlands, streams, and other regulated areas. The COE has issued general “nationwide” permits for specific categories of activities that are similar in nature and that are determined to have minimal adverse effects on the environment. Permits issued pursuant to Nationwide Permits 5, 21, 49 and 50 generally authorize the disposal of dredged or fill material from surface coal mining activities into waters of the United States, subject to certain restrictions. Nationwide Permits are typically reissued for a five-year period and require appropriate mitigation, and permit holders must receive explicit authorization from the COE before proceeding with proposed mining activities. On January 13, 2021, the COE published its final rule reissuing and modifying a portion of its Nationwide permits. The COE reissued and modified 12 existing Nationwide permits and issued four new permits. The 12 reissued permits replace the 2017 versions which now expire March 14, 2021. The COE finalized the proposed removal of the 300 linear foot limit for losses of stream bed from several of the Nationwide permits. Expansion of our mining operations into new areas may trigger the need for individual COE approvals, which could be more costly and take more time to obtain.

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

Effluent Guidelines

On November 3, 2015, the EPA published the final rule for Effluent Limitations Guidelines and Standards (“ELGS”), revising the regulations for the Steam Electric Power Generating category, which became effective on January 4, 2016. It establishes the first federal limits on the levels of arsenic, mercury, selenium and nitrate-nitrites in flue gas desulfurization that can be discharged as wastewater from power plants, based on technology improvements over the last three decades. On April 25, 2017, the EPA stayed the implementation of the rule indefinitely to allow for reconsideration. On August 31, 2020, the EPA finalized the rule to revise the ELGS. The 2020 rule changes the technology basis for treatment of Flue Gas Desulfurization Wastewater and Bottom Ash Transport Water.

Endangered Species Act

The ESA and counterpart state legislation protect species threatened with possible extinction. Protection of threatened and endangered species may have the effect of prohibiting or delaying us from obtaining mining permits and mine plan modifications and approvals, and may include restrictions on timber harvesting, road building and other mining activities in areas containing the affected species or their habitats. We may also need to obtain additional permits or approvals if the incidental take of these species in the course of otherwise lawful activity may occur, which could take more time, be more costly and have adverse effects on operations. A number of species indigenous to properties we control or surrounding areas are protected under the ESA including the Guyandotte River Crayfish and the Big Sandy River Crayfish. On January 28, 2020 the U.S. Fish & Wildlife Service (“FWS”) officially published the draft critical habitat designation for the Guyandotte River Crayfish and the Big Sandy River Crayfish in the Federal Register, starting the public comment period on the draft designations. On July 10, 2020, the FWS issued guidance regarding the preparation of protection and enhancement plans (“PEPs”) for coal mining operations located in the Guyandotte River Crayfish habitat in southern West Virginia. The guidance contains several suggestions for requirements to be included in PEPs for proposed mining operations, such as minimizing fill placement, retaining 100 foot vegetative buffers around streams and constructing stream crossings in periods of low flow. Certain other sensitive species that are not currently protected by the ESA may also require protection and mitigation efforts consistent with federal and state requirements.

After the Stream Protection Rule and the accompanying 2016 Biological Opinion were repealed in February 2017, OSM issued a Section 7(d) determination that reinitiated consultation with the FWS to develop a new Biological Opinion. The new Biological Opinion was released on October 16, 2020. One of the most notable changes is the incidental take coverage if there is no agreement between the state regulatory authority and the FWS at the conclusion of the dispute resolution process and the regulatory authority issues the permit. The new Biological Opinion states that “any prohibited take of listed species incidental to that permit action will not be exempted through this incidental take statement.” The Biological Opinion also includes discussion of OSM enforcement powers in primacy states potentially allowing the FWS to effect a permit veto via OSM enforcement actions. The new Biological Opinion could make the permitting process more difficult and expensive.

Resource Conservation and Recovery Act

RCRA affects coal mining operations by establishing requirements for the treatment, storage, and disposal of hazardous wastes. The EPA determined that coal combustion residuals (“CCR”) do not warrant regulation as hazardous wastes under RCRA in May 2000. Most state hazardous waste laws do not regulate CCR as hazardous wastes. The EPA also concluded that beneficial uses of CCR, other than for mine filling, pose no significant risk and no additional national regulations of such beneficial uses are needed. However, the EPA determined that national non-hazardous waste regulations under RCRA are warranted for certain wastes generated from coal combustion, such as coal ash, when the wastes are disposed of in surface impoundments or landfills or used as minefill. In December 2014, the EPA finalized regulations that address the management of coal ash as a non-hazardous solid waste under Subtitle D. The rules impose engineering, structural and siting standards on surface impoundments and landfills that hold coal combustion wastes and mandate regular inspections. The rules also require fugitive dust controls and impose various monitoring, cleanup, and closure requirements. In July 2018, the EPA published a final rule extending certain deadlines under the original rules, granting certain authority to states with authorized CCR programs and establishing groundwater protection standards for certain constituents. The EPA and OSM plan additional rulemaking relating to CCR.

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

In 2006, in response to underground mine accidents, Congress enacted the Mine Improvement and New Emergency Response Act (the “MINER Act”). The MINER Act significantly amended the Mine Act, requiring, among other items, improvements in mine safety practices, increasing criminal penalties and establishing a maximum civil penalty for non-compliance, and expanding the scope of federal oversight, inspection and enforcement activities. Since passage of the MINER Act enforcement scrutiny has increased, including more inspection hours at mine sites, increased numbers of inspections and increased issuance of the number and severity of enforcement actions and related penalties. Various states also have enacted their own new laws and regulations addressing many of these same subjects. The U.S. Mine Safety and Health Administration (“MSHA”) continues to interpret and implement various provisions of the MINER Act, along with introducing new proposed regulations and standards. For example, the second phase of MSHA’s respirable coal mine dust rule went into effect in February 2016 and requires increased sampling frequency and the use of continuous personal dust monitors. In August 2016, the third and final phase of the rule became effective, reducing the overall respirable dust standard in coal mines from 2.0 to 1.5 milligrams per cubic meter of air. Our compliance with these or any other new mine health and safety regulations could increase our mining costs. If we were found to be in violation of these regulations we could face penalties or restrictions that may materially and adversely affect our operations, financial results and liquidity. Under the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981, each coal mine operator must secure payment of federal black lung benefits to claimants who are current and former employees and to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to July 1, 1973. Effective January 1, 2019, the trust fund was funded by an excise tax on production of up to $0.50 per ton for deep-mined coal and up to $0.25 per ton for surface-mined coal, neither amount to exceed 2% of the gross sales price. Effective January 1, 2020, the trust fund is funded by an excise tax on coal sold of up to $1.10 per ton for deep-mined coal and up to $0.55 per ton for surface-mined coal, neither amount to exceed 4.4% of the gross sales price. Absent further legislation, beginning in 2022, the trust fund will be funded by an excise tax on coal sold of up to $0.50 per ton for deep-mined coal and up to $0.25 per ton for surface-mined coal, neither amount to exceed 2% of the gross sales price. The excise tax does not apply to coal shipped outside the United States. For the years ended December 31, 2020 and 2019, we recorded $5.1 million and $2.9 million excluding portions attributable to discontinued operations, respectively, of expense related to this excise tax.

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

Coal Industry Retiree Health Benefit Act of 1992

Unlike many companies in the coal business, we do not have any liability under the Coal Industry Retiree Health Benefit Act of 1992 (the “Coal Act”), which requires the payment of substantial sums to provide lifetime health benefits to union-represented miners (and their dependents) who retired before 1992, because liabilities under the Coal Act that had been imposed on Alpha Natural Resources, Inc. were settled in the bankruptcy process.

GLOSSARY
Acquisition. Refers to the transaction by which the Company acquired certain of Alpha Natural Resources Inc.’s core coal operations as part of the Alpha Natural Resources, Inc. Restructuring.
Alpha. Alpha Metallurgical Resources, Inc.
Alpha Natural Resources, Inc.’s Plan of Reorganization. Alpha Natural Resources, Inc’s plan of reorganization approved on July 7, 2016 and effective as of July 26, 2016.
Alpha Natural Resources, Inc. Restructuring. On August 3, 2015, Alpha Natural Resources, Inc. and each of its wholly owned domestic subsidiaries other than ANR Second Receivables Funding LLC (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”). The Bankruptcy Court approved the Debtors’ Plan of Reorganization on July 7, 2016. On July 26, 2016, a consortium of former creditors of the Debtors acquired the Company’s common stock in exchange for a partial release of their creditor claims pursuant to the Debtors’ bankruptcy settlement. The Debtors, collectively, were a coal producer with operations in Central Appalachia, Northern Appalachia, and the PRB.

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

Company. Alpha Metallurgical Resources, Inc. (previously named Contura Energy, Inc.)

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

UMWA. United Mine Workers of America.

Item 1A. Risk Factors

Investment in our common stock is subject to various risks, including risks and uncertainties inherent in our business. These risks include, but are not limited to, the following:

•Risks relating to our industry and the global economy, such as those associated with declines in coal prices, our ability to obtain financing and other services, competition, decreased demand for coal, Chinese governmental policies, loss of customers, customer creditworthiness and global economic disruptions.

•Risks relating to regulatory and legal developments, such as those associated with regulatory requirements and costs, climate change regulations, environmental laws and treaties, unfavorable tax actions, decreases in demand for energy, environmental cleanup costs, permit approvals, maintenance of internal controls and healthcare regulations and costs.

•Risks relating to our operations, such as those associated with mining and other conditions beyond our control, decreased demand for coal, the complexity of mining in Central Appalachia, disruptions in transportation services, the availability of skilled workers, product specification requirements, higher than estimated employee benefit, property reclamation or mine closure costs, the availability of coal reserves, unionization, cybersecurity, our dependence upon third parties and our ability to make capital investments.

•Risks relating to our liquidity, such as those associated with our indebtedness, our ability to obtain or renew surety bonds, limitations imposed on us by our credit facility, access to funds when needed and debt service.

•Risks relating to the ownership of our common stock, such as those associated with compliance with securities laws, the availability of an orderly trading market for our common stock, dilution or other effects resulting from the issuance of additional securities, impediments to our acquisition by a third party and limited fora for stockholder litigation matters.

These risks, and others, are reviewed in greater detail below. The realization of any of these risks could cause an investment in our securities to decline and result in a loss. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Our results of operations are substantially dependent upon the prices we receive for our coal. Those prices depend upon factors beyond our control (some of which are described in more detail in other risk factors below), including:

•the demand for domestic and foreign coal and coke, which depends significantly on the demand for steel and electricity;
•the price and availability of natural gas, other alternative fuels and alternative steel production technologies;
•domestic and foreign economic conditions, including economic downturns and the strength of the global and U.S. economies;
•the consumption pattern of industrial customers, electricity generators and residential users;
•the legal, regulatory and tax environment for our industry and those of our customers;
•adverse weather, climactic or other natural conditions, natural disasters and pandemics (such as the COVID-19 virus);
•the quantity, quality and pricing of coal available in the resale market;
•the effects of worldwide energy conservation or emissions measures;
•competition from other suppliers of coal and other energy sources; and
•the proximity to and availability, reliability and cost of transportation and port facilities.

A period of sustained continued low coal prices, or further declines in coal prices, in the U.S. and other countries may materially adversely affect our operating results and cash flows, as well as the value of our coal reserves and may cause the number of risks that we face to increase in likelihood, magnitude and duration.

A period of sustained low demand for metallurgical coal (or “met coal”), by U.S. and foreign steel producers and the potential for negative trade impacts resulting from changing tariff policies, could reduce the price of our met coal, which would reduce our revenues.

Alpha produces met coal that is sold directly to both U.S. and foreign steel industry customers and indirectly to foreign steel industry customers through U.S.-based companies. Met coal accounted for approximately 87% of our coal revenues for the year ended December 31, 2020. Any deterioration in conditions in the U.S. or foreign steel industries, including the demand for steel and the continued financial viability of the industry, could reduce the demand for our met coal and could impact the collectability of our accounts receivable from U.S. or foreign steel industry customers.

The demand for foreign-produced steel both in foreign markets and in the U.S. market also depends on factors such as tariff rates on steel. On March 8, 2018, President Trump signed proclamations imposing a 25% tariff on imports of steel mill products and a 10% tariff on imports of wrought and unwrought aluminum. Alpha’s export customers include foreign steel producers who may be affected by the tariffs to the extent their production is imported into the U.S. Conversely, demand for met coal from our domestic customers may increase. Retaliatory tariffs by foreign nations have already limited international trade and may adversely impact global economic conditions.

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

We compete with numerous other coal producers in various regions of the U.S. for domestic and international sales. We also compete in international markets against coal producers in other countries. International demand for U.S. coal exports also affects coal demand in the U.S. This competition affects domestic and foreign coal prices and our ability to retain or attract coal customers. The threat of increased production from competing mines and natural gas price declines with large basis differentials have all historically contributed to soft market conditions.

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

Coal export revenues accounted for approximately 64% of our coal revenues for the year ended December 31, 2020. In addition to the factors described above, demand for and viability of U.S. coal exports is dependent upon a number of factors outside of our control, including ocean freight rates and port and shipping capacity.

In addition, trade conflicts between the United States and other nations that result in the imposition of barriers to trade, such as import tariffs, could materially and adversely affect the international demand and pricing for our coal. The United States has, during recent years, taken actions, including imposing tariffs on certain goods imported into the U.S., that have resulted in other nations adopting retaliatory measures such as the imposition of tariffs upon goods imported from the U.S. into those nations. China and Turkey, for example, have imposed tariffs upon the importing of coal from the U.S. The imposition of these trade barriers by other nations has already resulted in adverse effects upon our international sales of coal, including reduced demand and prices. If these barriers endure, or are enhanced, our coal exports may further decline, and increased domestic supply could cause competition among coal producers in the U.S. to intensify, potentially resulting in additional downward pressure on domestic coal prices and our business, financial condition or results of operations.

Chinese governmental policies as well as trade disputes in Asian markets may continue to be detrimental to the global coal market and negatively affect our business, financial condition or results of operations.

The Chinese government has from time to time implemented regulations and promulgated new laws or restrictions on its domestic coal industry, sometimes with little advance notice, which may impact worldwide coal demand, supply and prices. During the past several years, the Chinese government has initiated a number of anti-smog measures aimed at reducing hazardous air emissions through temporary production capacity restrictions within the steel, coal and coal-fired power sectors. It is possible that policy changes by the Chinese government may be detrimental to the global coal market and, thus, negatively affect our business, financial condition or results of operations. Further, similar actions by government entities in countries that produce and/or consume large quantities of coal and other energy related commodities, such as India, may have a material impact on the prices at which we sell our product.

In addition, certain trade disputes in Asian markets, such as those between China and Australia, have resulted in increased coal supply and lower prices in non-Asian markets to which we export our coal. Should these disputes endure, continued lower prices in certain of our export markets may have significant negative effects on our business, financial condition or results of operations.

The concurrent loss of, or significant reduction in, purchases by several of our largest customers could materially and adversely affect our revenues and profitability.

Our largest customer during the year ended December 31, 2020 accounted for approximately 16% of our total revenues, and coal sales to our 10 largest customers accounted for approximately 63% of our total revenues. These customers could decide to discontinue purchasing coal from us in the volumes that they have previously purchased or decide to not purchase at all. If several of these customers were concurrently to reduce their purchases of coal significantly, or if we were unable to sell coal to them on terms as favorable to us as previous sales, we could face a significant reduction in sales while we attempt to sell the coal to other customers in the global marketplace. If this concurrent loss or significant reduction were to happen, our revenues and profitability could be materially and adversely affected.

Continuing low demand for thermal coal, or further declines in demand, by North American electric power generators could reduce the price of our thermal coal, which would reduce our revenues.

Thermal coal accounted for approximately 13% of our coal revenues for the year ended December 31, 2020. The majority of our sales of thermal coal were to U.S. electric power generators. The North American demand for thermal coal is affected primarily by:

•the overall demand for electricity, which is in turn influenced by the global economy and the weather, among other factors (for example, mild North American winters typically result in lower demand);
•the availability, quality and price of competing fuels, such as natural gas, nuclear fuel, oil and alternative energy sources such as wind, solar, and hydroelectric power, which may change over time as a result of, among other things, technological developments and state or federal regulatory or statutory fuel subsidies or energy use mandates;
•increasingly stringent environmental and other governmental regulations, including air emission standards for coal-fired power plants; and
•the coal inventories of utilities.

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

Customers in other countries may be subject to other pressures and uncertainties that may affect their ability to pay, including trade barriers, exchange controls and local economic and political conditions. For the year ended December 31, 2020 we derived 64% of our coal revenues from coal sales made to customers outside the U.S.

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

Our operations are subject to a wide variety of federal, state and local environmental, health and safety, transportation, labor and other laws and regulations relating to matters such as:

•blasting;
•controls on emissions and discharges;
•the effects of operations on surface water and groundwater quality and availability;
•the storage, treatment and disposal of wastes;
•the remediation of contaminated soil, surface water and groundwater;
•surface subsidence from underground mining;
•the classification of plant and animal species near our mines as endangered or threatened species;

•the reclamation of mined sites; and
•employee health and safety, and benefits for current and former employees (described in more detail below).

These laws and regulations are becoming increasingly stringent. For example:

•federal and state agencies and citizen groups have increasingly focused on the amount of selenium and other constituents in mine-related water discharges;
•MSHA and the states of Virginia and West Virginia have implemented and proposed changes to mine safety and health requirements to impose more stringent health and safety controls, enhance mine inspection and enforcement practices, increase sanctions, and expand monitoring and reporting; and
•GHG emissions reductions are being considered that could increase our costs, require additional controls, or compel us to limit our current operations.

In addition, these laws and regulations require us to obtain numerous governmental permits and comply with the requirements of those permits (described in more detail below).

We incur substantial costs to comply with the laws, regulations and permits that apply to our mining and other operations, and to address the outcome of inspections. The required compliance and actions to address inspection outcomes are often time-consuming and may delay commencement or continuation of exploration or production. In addition, due in part to the extensive and comprehensive regulatory requirements, violations of laws, regulations and permits occur at our operations from time to time and may result in significant costs to us to correct the violations, as well as substantial civil or criminal penalties and limitations or shutdowns of our operations. In particular, President Biden and the current Congressional majorities have expressed support for policies that may result in stricter environmental, health and safety standards applicable to our operations and those of our customers. For example, on January 20, 2021, President Biden issued an executive order titled “Executive Order on Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis,” (the “January 20 Executive Order”) which among other things, calls for a review of regulations and other executive actions issued during the prior Presidential administration to assess whether they are, in the view of the Biden administration, sufficiently protective of public health and the environment, including with respect to climate change, and consistent with science. See “Environmental and Other Regulatory Matters—Clean Water Act—Wastewater Discharge.”

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

•the 2015 Paris climate summit agreement, which resulted in voluntary commitments by 197 countries to reduce their GHG emissions and could result in additional firm commitments by various nations and states with respect to future GHG emissions. On June 1, 2017, the Trump administration announced that the U.S. would withdraw from the agreement, but the Biden administration has subsequently taken steps to rejoin the agreement;
•state and regional climate change initiatives implementing renewable portfolio standards or cap-and-trade schemes;
•challenges to or denials of permits for new coal-fired power plants or retrofits to existing plants by state regulators and environmental organizations due to concerns related to GHG emissions from the new or existing plants; and
•private litigation against coal companies or power plant operators based on GHG-related concerns.

On August 3, 2015, the EPA released a final rule establishing the Power Plant NSPS. The final rule requires that newly constructed fossil fuel-fired steam generating units achieve an emission standard for carbon dioxide of 1,400 lb CO2/MWh-gross. The standard is based on the performance of a supercritical pulverized coal boiler implementing partial CCS. Modified and reconstructed fossil fuel fired steam generating units must implement the most efficient generation achievable through a combination of best operating practices and equipment upgrades, to meet an emission standard consistent with best historical performance.

In addition, on July 8, 2019, the EPA published the ACE Rule, a replacement of the CPP. In contrast to the CPP, which called for the shifting of electricity generation away from coal-fired sources towards natural gas and renewables, the ACE Rule focuses on reducing GHG emissions from existing coal-fired plants by requiring states to mandate the implementation of a range of technologies at power plants designed to improve their heat rate (i.e., decrease the amount of fuel necessary to generate the same amount of electricity). However, on January 19, 2021, the Court of Appeals of the District of Columbia struck down the ACE rule. The EPA has since announced an intent to consider new regulations governing carbon emissions from existing power plants. More stringent standards for carbon dioxide pollution as a result of these rulemakings could further reduce demand for coal, and our business would be adversely impacted. In addition, certain banks and other financing sources have taken actions to limit available financing for the development of new coal-fueled power plants, which also may adversely impact the future global demand for coal.

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

Any future laws, regulations or other policies or initiatives of the nature described above may adversely impact our business in material ways. The degree to which any particular law, regulation or policy impacts us will depend on several factors, including the substantive terms involved, the relevant time periods for enactment and any related transition periods. Considerable uncertainty is associated with these regulatory initiatives and legal developments, as the content of proposed legislation and regulation is not yet fully determined and many of the new regulatory initiatives remain subject to governmental and judicial review. In particular, President Biden and the current Congressional majorities have expressed support for the regulation of GHG emissions. In prior Congressional sessions, legislative proposals regulating GHG emissions (such as the Green New Deal) have been introduced and Congressional leadership may introduce similar legislation this Congressional term. We routinely attempt to evaluate the potential impact on us of any proposed laws, regulations or policies, which requires that we make several material assumptions. From time to time, we determine that the impact of one or more such laws, regulations or policies, if adopted and ultimately implemented as proposed, may result in materially adverse impacts on our operations, financial condition or cash flow; however, we often are not able to reasonably quantify such impacts.

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

Our customers’ operations are subject to extensive laws and regulations relating to environmental matters, including air emissions, wastewater discharges and the storage, treatment and disposal of wastes and operational permits. In particular, the Clean Air Act and similar state and local laws extensively regulate the amount of sulfur dioxide, particulate matter, nitrogen oxides, mercury and other compounds emitted into the air from fossil-fuel fired power plants, which are the largest end-users of our thermal coal. A series of more stringent requirements will or may become effective in coming years, including:

•implementation of the current and more stringent proposed ambient air quality standards for sulfur dioxide, nitrogen oxides, particulate matter and ozone, including the EPA’s issuance of NAAQS in October 2015 of a more stringent ambient air quality standard for ozone and the EPA’s determinations of attainment designations with respect to these rules;
•implementation of the EPA’s CSAPR to significantly reduce nitrogen oxide and sulfur dioxide emissions from power plants in 28 states, and the CSAPR Update Rule, issued in September 2016, requiring further reductions in nitrogen oxides in 2017 in 22 states subject to CSAPR during the summertime ozone season;
•continued implementation of the EPA’s MATS, which impose stringent limits on emissions of mercury and other toxic air pollutants from electric power generators, issued in December 2011 and in effect pending completion of judicial review proceedings;
•implementation of the EPA’s August 2014 final rule on cooling water intake structures for power plants;
•more stringent EPA requirements governing management and disposal of coal ash pursuant to a rule finalized in December 2014 and new amendments effective as of August 2018; and
•implementation of the EPA’s November 2015 final rule setting effluent discharge limits on the levels of metals that can be discharged from power plants.

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

The U.S. Internal Revenue Service could withhold tax refunds and assert a right to setoff against pre-petition claims of the U.S. government during the Alpha Natural Resources, Inc. bankruptcy, which could have a material adverse effect upon the Company’s assets.

As of December 31, 2020, the Company has recorded $64.2 million of current federal income tax receivable and associated interest receivable of $5.2 million related to a net operating loss (“NOL”) carryback claim. Because the federal government was a creditor in the Alpha Natural Resources, Inc. bankruptcy proceedings, it is possible that the federal government could withhold some or all of the tax refund attributable to the NOL carryback claim and assert a right to set off the tax refund and associated interest receivable against its prepetition bankruptcy claims. If the IRS were to take such actions, the Company would vigorously defend its position. However, if the Company were unsuccessful, there could be a material, adverse effect upon the Company’s assets.

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

In January 2020, the EPA and the U.S. Army Corps of Engineers (the “USACE”) issued a final rule that attempts to clarify the Clean Water Act's (“CWA”) jurisdictional reach over waters of the United States, referred to as the Navigable Waters Protection Rule. The rule replaces a rule issued in June 2015 by the previous presidential administration, the Clean Water Rule. The Clean Water Rule was the subject of extensive legal challenges, injunctions and administrative action, and was formally repealed in December 2019. The Navigable Waters Protection Rule is designed to fulfill a February 2017 executive order calling on the EPA and the USACE to develop a rule consistent with Justice Antonin Scalia's plurality opinion in the 2006 Supreme Court decision, Rapanos v. United States, that CWA jurisdiction attaches only to “navigable waters” and other waters with a relatively permanent flow, such as rivers or lakes. The Navigable Waters Protection Rule narrows the jurisdiction of the CWA relative to Clean Water Rule by, among other things, excluding from the scope of the definition of “waters of the United States” certain ephemeral streams and wetlands not adjacent to jurisdictional water bodies. The Navigable Water Protection Rule is likely to be the subject of legal challenges and potential reconsideration by the EPA and its ultimate impact on our operations is uncertain.

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

We have obligations under various settlement agreements with state and federal agencies in relation to the Alpha Natural Resources, Inc. Restructuring settlement and the failure to meet these obligations could result in the termination of such settlement agreements, the revocation of permits and regulatory or enforcement actions, among other things.

In connection with the Alpha Natural Resources, Inc. Restructuring settlement, we and Alpha Natural Resources, Inc. entered into a number of agreements with state and federal agencies regarding the funding, performance and bonding of reclamation and other environmental restoration obligations with respect to mine properties retained by Alpha Natural Resources, Inc. under the Alpha Natural Resources, Inc. Restructuring. These agreements have been amended from time to time in connection with sales by Alpha Natural Resources, Inc. of certain of these properties. These agreements require us to make periodic payments to certain accounts designated to fund reclamation and other activities at various facilities and also impose bonding, reporting and other obligations. A failure to fulfill our obligations under these agreements could be considered an event of default which could result in, among other things, the cancellation of certain permits, a termination of the agreement and the taking of any regulatory or enforcement action that an agency enforcing such default is permitted to take.

Our systems and procedures for internal control over financial reporting or the disclosure controls related to them may in the future have material weaknesses, which may adversely affect the value of our common stock.

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

Our coal production at our mines is subject to operating conditions and events beyond our control that could disrupt operations, affect production and the cost of mining for varying lengths of time and have a significant impact on our operating results. Adverse operating conditions and events that we have experienced in the past and/or may experience in the future include:

•changes or variations in geologic, hydrologic or other conditions, such as the thickness of the coal deposits and the amount of rock, clay or other non-coal material embedded in or overlying the coal deposit;
•mining, processing and loading equipment failures and unexpected maintenance problems;
•limited availability or increased costs of mining, processing and loading equipment and parts and other materials from suppliers;
•difficulties associated with mining under or around surface obstacles;
•unfavorable conditions with respect to proximity to and availability, reliability and cost of transportation facilities;
•adverse weather and natural disasters, such as heavy snows, heavy rains and flooding, lightning strikes, hurricanes or earthquakes;
•accidental mine water discharges, coal slurry releases and failures of an impoundment or refuse area;
•mine safety accidents, including fires and explosions from methane and other sources;

•hazards or occurrences that could result in personal injury and loss of life;
•a shortage of skilled and unskilled labor;
•security breaches or terroristic acts;
•strikes and other labor-related interruptions;
•delays or difficulties in, the unavailability of, or unexpected increases in the cost of acquiring, developing or permitting new acquisitions from the federal government and other new mining reserves and surface rights;
•competition and/or conflicts with other natural resource extraction activities and production within our operating areas;
•the termination of material contracts by state or other governmental authorities; and
•fatalities, personal injuries or property damage arising from train derailments, mined material or overburden leaving permit boundaries, underground mine blowouts, impoundment failures, subsidence or other unexpected incidents.

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

Mining in Central Appalachia is more complex and involves more regulatory constraints than mining in other areas of the U.S., which could affect our mining operations and cost structures in these areas.

The geological characteristics of Central Appalachian coal reserves, such as depth of overburden and coal seam thickness, make them complex and costly to mine. As mines become depleted, replacement reserves may not be available or, if available, may not be able to be mined at costs comparable to those of the depleting mines. In addition, compared to mines in other areas of the country, permitting, licensing and other environmental and regulatory requirements are more costly and time consuming to satisfy. These factors could materially adversely affect the mining operations and cost structures of, and our customers’ ability to use coal produced by, our mines in Central Appalachia.

Disruptions in transportation services and increased transportation costs could impair our ability to supply coal to our customers, reduce demand and adversely affect our business.

For the year ended December 31, 2020, 80% of our coal volume was transported from our shipping points to a vessel loading point or customer location by rail. Deterioration in the reliability of the service provided by rail carriers would result in increased internal coal handling costs and decreased shipping volumes, and if we are unable to find alternatives, our business could be adversely affected. Some of our operations are serviced by a single rail carrier. Due to the difficulty in arranging alternative transportation, these operations are particularly at risk to disruptions, capacity issues or other difficulties with that carrier’s transportation services, which could adversely impact our revenues and results of operations.

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

We are responsible for certain liabilities under a variety of benefit plans and other arrangements with employees. The unfunded status of these obligations, including discontinued operations, as of December 31, 2020 included $97.4 million of workers’ compensation obligations, net of expected insurance receivable amounts, $218.7 million of pension obligations, and $124.8 million of black lung obligations. These obligations have been estimated based on assumptions including actuarial estimates, discount rates, and changes in health care costs. We could be required to expend greater amounts than anticipated. In addition, future regulatory and accounting changes relating to these benefits could result in increased obligations or additional costs, which could also have a material adverse effect on our financial results. Several states in which we operate consider changes in workers’ compensation laws from time to time, which, if enacted, could adversely affect us.

If the assumptions underlying our accruals for reclamation and mine closure obligations prove to be inaccurate, we could be required to expend greater amounts than anticipated.

SMCRA establishes operational, reclamation and closure standards for all aspects of surface mining as well as deep mining. We accrue for the costs of current mine disturbance and final mine closure, including the cost of treating mine water discharge where necessary. Our estimated total reclamation and mine-closing liabilities were $165.1 million as of December 31, 2020, based upon permit requirements and the historical experience at our operations, and depend on a number of variables involving assumptions and estimation and therefore may be subject to change, including the estimated future asset retirement costs and the timing of such costs, estimated proven reserves, assumptions involving profit margins of third-party contractors, inflation rates and discount rates. Furthermore, these obligations are primarily unfunded. If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results and financial position could be adversely affected. In addition, significant changes from period to period could result in significant variability in our operating results, which could reduce comparability between periods and impact our liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” for a description of our estimated costs of these liabilities.

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

We base our estimates of our economically recoverable coal reserves on engineering, economic and geological data assembled and analyzed by our staff, including various engineers and geologists, and periodically reviewed by outside firms. Our estimates as to the quantity and quality of the coal in our reserves are updated annually to reflect production of coal from the reserves and new drilling, engineering or other data. These estimates depend upon a variety of factors and assumptions, many of which involve uncertainties and factors beyond our control and may vary considerably from actual results, such as:

•geological and mining conditions that may not be fully identified by available exploration data or that may differ from experience in current operations;
•historical production from the area compared with production from other similar producing areas;
•the assumed effects of regulation and taxes by governmental agencies; and
•assumptions about coal prices, operating costs, mining technology improvements, development costs and reclamation costs.

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

Approximately 97% of our total workforce and approximately 95% of our hourly workforce was union-free as of December 31, 2020. However, under the National Labor Relations Act, employees have the right at any time to form or affiliate with a union. Any further unionization of our employees or the employees of third-party contractors who mine coal for us could adversely affect the stability of our production and reduce our profitability.

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

We have previously and may in the future contract with third-parties to operate or reclaim certain of our mines, and our results of operations could be adversely affected if these operators are ineffective.

We have previously and may in the future contract with third parties to operate certain of our mines. Under these arrangements we retain certain contractual rights of oversight over these mines, which are operated under our permits or leases, but we do not control, and our employees do not participate in, the day-to-day operations of these mines. Operational difficulties at these mines, increased competition for contract miners from other coal producers and other factors beyond our control could affect the availability, cost and quality of coal produced for us by contractors. Disruption in our supply of contractor-produced coal could impair our ability to fill our customers’ orders or require us to pay higher prices to obtain the required coal from other sources. Any increase in the per-ton compensation for services we pay for the production of contractor-produced coal could increase our costs and therefore lower our earnings and adversely affect our results of operations. We also contract with third parties to perform reclamation services for properties that are no longer in operation. If these third parties fail to meet their obligations under these contracts or are otherwise ineffective, it could increase our costs and therefore lower our earnings and adversely affect our results of operations.

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

Risks inherent in these strategic transactions include:

•uncertainties in assessing the value, strengths, and potential profitability, and identifying the extent of all weaknesses, risks, contingent liabilities and other liabilities of acquisition candidates and strategic partners;

•the potential loss of key customers, management and employees of an acquired business;
•the ability to achieve identified operating and financial synergies from an acquisition or other strategic transactions in the amounts and on the time frame due to inaccurate assumptions underlying estimates of expected cost savings, the deterioration of general industry and business conditions, unanticipated legal, insurance and financial compliance costs, or other factors;
•the ability of management to manage successfully our exposure to pending and potential litigation and regulatory obligations;
•unanticipated increases in competition that limit our ability to expand our business or capitalize on expected business opportunities, including retaining current customers; and
•unanticipated changes in business, industry, market, or general economic conditions that differ from the assumptions underlying our rationale for pursuing the acquisition or other strategic transactions.

The ultimate success of any strategic transaction we may undertake will depend in part on our ability to continue to realize the anticipated synergies, business opportunities and growth prospects from those transactions. We may not be able to successfully integrate the companies, businesses or properties that we acquire, invest in or partner with. Problems that could arise from the integration of an acquired business may involve:

•coordinating management and personnel and managing different corporate cultures;
•applying our safety and environmental programs at acquired mines and facilities;
•establishing, testing and maintaining effective internal control processes and systems of financial reporting for the acquired business;
•the diversion of our management’s and our finance and accounting staff’s resources and time commitments, and the disruption of either our or the acquired company’s ongoing businesses;
•tax costs or inefficiencies; and
•inconsistencies in standards, information technology systems, procedures or policies.

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

We acquired the core coal assets of Alpha Natural Resources, Inc. as part of Alpha Natural Resources, Inc.’s bankruptcy restructuring in transactions intended to be treated as a tax-free reorganization for U.S. federal income tax purposes. As a result of these transactions, we inherited the tax basis of the core assets and the net operating loss and other carryforwards of Alpha Natural Resources, Inc. These carryforwards and tax basis were subject to reduction on December 31, 2016 due to the cancellation of indebtedness resulting from Alpha Natural Resources, Inc.’s bankruptcy restructuring. Due to the change in ownership, the net operating loss and other carryforwards will be subjected to limitations on their use in future years and additional changes in ownership in future years may further reduce the annual amount of the net operating loss and other carryforwards available to be utilized. In addition, we do not have a long history of operating results, and if we are unable to generate profits in the future, we may be unable to utilize these carryforwards. As of December 31, 2020, a valuation allowance of $263.4 million has been provided on federal and state net operating loss carryforwards and other deferred tax assets not expected to provide future tax benefits.

Negative or unexpected consequences of the Tax Cuts and Jobs Act could affect our business.

On December 22, 2017, legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”) significantly revised U.S. federal corporate tax law by, among other things, reducing the U.S. federal corporate income tax rate to 21%, eliminating the corporate alternative minimum tax, providing a mechanism for corporations to monetize alternative minimum tax credits (“AMT Credits”), limiting the tax deduction for interest expense to 30% of adjusted earnings, allowing immediate expensing for certain new investments, and, effective for net operating losses arising in taxable years beginning after December 31, 2017, eliminating net operating loss carrybacks, permitting indefinite net operating loss carryforwards, and limiting the use of net operating loss carryforwards to 80% of current year taxable income.

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

Pursuant to the Second Amended Joint Plan of Reorganization of Debtors and Debtors in Possession, dated May 27, 2016, as modified and confirmed by the Order Confirming Second Amended Joint Plan of Reorganization of Debtors and Debtors in Possession, as Modified (Docket No. 3038), entered by the Bankruptcy Court on July 12, 2016, we have contingent revenue payment obligations to certain of Alpha Natural Resources Inc.’s creditors, which are recorded at fair market value and marked to market in each reporting period, with changes in value reflected in earnings. Any change in fair value can have a significant impact on our earnings from period to period, including in the future.

Risks Relating to Our Liquidity

Our indebtedness exposes us to various risks.

At December 31, 2020, we had $599.6 million of indebtedness outstanding before discounts and issuance costs applied for financial reporting, of which $62.9 million will mature in the next three years.

Our indebtedness could have important consequences to our business. For example, it could:

•make it more difficult for us to pay or refinance our debts as they become due during adverse economic and industry conditions because any related decrease in revenues could cause us to not have sufficient cash flows from operations to make our scheduled debt payments;
•force us to seek additional capital, restructure or refinance our debts, or sell assets;
•cause us to be less able to take advantage of significant business opportunities such as acquisition opportunities and to react to changes in market or industry conditions;
•cause us to use a portion of our cash flow from operations for debt service, reducing the availability of working capital and delaying or preventing investments, capital expenditures, research and development and other business activities;
•cause us to be more vulnerable to general adverse economic and industry conditions;
•expose us to the risk of increased interest rates because certain of our borrowings are at variable rates of interest;
•expose us to the risk of foreclosure on substantially all of our assets and those of most of our subsidiaries, which secure certain of our indebtedness if we default on payment or are unable to comply with covenants or restrictions in any of the agreements;
•limit our ability to borrow additional monies in the future to fund working capital, capital expenditures and other general corporate purposes; and
•result in a downgrade in the credit ratings of our indebtedness, which could harm our ability to incur additional indebtedness and result in more restrictive borrowing terms, including increased borrowing costs and more restrictive covenants, all of which could affect our internal cost of capital estimates and therefore impact operational and investment decisions.

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

Federal and state laws require us to obtain surety bonds to secure payment of certain long-term obligations such as mine closure or reclamation costs, federal and state workers’ compensation costs (including related to black lung), coal leases and other obligations. These bonds are typically renewable annually. Under applicable regulations, self-bonding may not be available to us as a means to comply with our reclamation bonding obligations for the foreseeable future. Surety bond issuers and holders may not continue to renew the bonds, may demand less favorable terms upon renewal or may impose new or increased collateral requirements. As of December 31, 2020, we had outstanding surety bonds with third parties of approximately $351.6 million, including $134.2 million attributable to discontinued operations. Surety bond issuers and holders may demand additional collateral, unfavorable terms or higher fees. Our failure to retain, or inability to acquire, surety bonds or to provide a suitable alternative could adversely affect our ability to mine or lease coal, which would materially adversely affect our business and results of operations. That failure could result from a variety of factors, including lack of availability, higher expense or unfavorable market terms, the exercise by third-party surety bond issuers of their right to refuse to renew the surety bonds, restrictions on availability of collateral for current and future third-party surety bond issuers under the terms of any credit arrangements then in place, or our inability to comply with our reclamation bonding obligations through self-bonding. In addition, as a result of increasing credit pressures on the coal industry, it is possible that surety bond providers could demand cash collateral as a condition to providing or maintaining surety bonds. Any such demands, depending on the amount of any cash collateral required, could have a material adverse impact on our liquidity and financial position. If we are unable to meet cash collateral requirements and cannot otherwise obtain or retain required surety bonds, we may be unable to satisfy legal requirements necessary to conduct our mining operations.

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

In connection with the consummation of the Merger, we entered into the Amended and Restated Asset-Based Revolving Credit Agreement with a borrowing capacity of $225 million under a revolving credit facility. The revolving credit facility matures on April 3, 2022. Additionally, as a result of the Merger, we assumed a letter of credit agreement and a credit and security agreement which, among other things, include letter of credit facilities that provide for the issuance of letters of credit. The terms of our credit facilities impose operating and financial restrictions on us, which may limit our ability to respond to changing business and economic conditions. The revolving loan facility permits us, subject to approval of the administrative agent and the lenders providing the financing, to request incremental revolving commitment increases up to an aggregate amount of $50 million, in increments not less than $10 million or the remaining availability and subject to specified conditions.

We are subject to various operating and financial covenants under the term loan and revolving credit facilities which restrict our ability to, among other things, incur additional indebtedness, make particular types of investments, incur certain types of liens, engage in fundamental corporate changes, enter into transactions with affiliates, make substantial asset sales, make certain restricted payments, enter into amendments or waivers to certain agreements, conduct certain sale leasebacks or enter into certain burdensome agreements. Any failure to comply with these covenants may constitute a breach under the term loan and revolving credit facilities which could result in the acceleration of all or a substantial portion of any outstanding indebtedness and termination of revolving credit commitments under the term loan and revolving credit facilities. Our inability to maintain our term loan and revolving credit facilities could materially adversely affect our liquidity and our business. As of

December 31, 2020, we are in compliance with the operating and financial covenants under the term loan and revolving credit facilities.

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

On November 9, 2018, we entered into the Amended and Restated Asset-Based Revolving Credit Agreement. Additionally, as a result of the Merger, we assumed an Amended and Restated Letter of Credit Agreement and a Credit and Security Agreement. Each of these agreements includes, among other things, provisions that provide for the issuance of letters of credit. Obligations secured by letters of credit may increase in the future. If we do not maintain sufficient borrowing capacity under our letter of credit facilities, we may be unable to provide financial assurance for self-insured obligations and could negatively impact our ability to fund future working capital, capital expenditure or other general corporate requirements.

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

As a public company, we must comply with laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002, related regulations of the SEC and the requirements of the New York Stock Exchange. Complying with these statutes, regulations and requirements occupies a significant amount of time for our board of directors and management and requires us to incur significant costs. We are required to:

•maintain a comprehensive compliance function;
•comply with rules promulgated by the New York Stock Exchange;

•prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws;
•maintain internal policies; and
•engage outside counsel and accountants in the above activities.

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

Alpha’s common stock trades on the New York Stock Exchange under the ticker symbol “AMR.” Active, liquid and orderly trading markets usually result in less price volatility and more efficiency in carrying out investors’ purchase and sale orders. An active, liquid and orderly trading market for our common stock may not be maintained, however. The market price of our common stock could vary significantly as a result of a number of factors, some of which are beyond our control. In the event of a drop in the market price of our common stock, shareholders could lose a substantial part or all of their investment in our common stock.

The following factors, among others, could affect our stock price:

•our operating and financial performance, including reserve estimates;
•an unexpected mine or environmental incident;
•quarterly variations in the rate of growth of our financial indicators, such as net income per share, net income and revenues;
•the public reaction to our press releases, our other public announcements and our filings with the SEC;
•strategic actions by our competitors;
•changes in revenue or earnings estimates, or changes in recommendations or withdrawal of research coverage, by equity research analysts;
•speculation in the press or investment community;
•research analysts’ coverage of our common stock, or their failure to cover our common stock;
•sales of our common stock by us, our directors or officers or the selling stockholders or the perception that such sales may occur;
•our payment of dividends;
•changes in accounting principles, policies, guidance, interpretations or standards;
•additions or departures of key management personnel;
•actions by our stockholders;
•general market conditions, including fluctuations in commodity prices;
•public sentiment regarding climate change and fossil fuels;
•domestic and international economic, legal and regulatory factors unrelated to our performance; and
•the realization of any risks described under this “Risk Factors” section or described elsewhere in this document.

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

We may issue additional shares of common stock or convertible securities in subsequent public offerings. We cannot predict the size of future issuances of our common stock or securities convertible into common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock or the dividend amount payable per share on our common stock. Sales of substantial amounts of our common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices of our common stock or the dividend amount payable per share on our common stock. In addition, the issuance of shares of common stock upon the exercise of outstanding options and warrants would result in dilution to the interests of other stockholders.

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

Provisions in our organizational documents and the instruments governing our debt may discourage a takeover attempt, even if doing so might be beneficial to our stockholders.

Provisions contained in our certificate of incorporation and bylaws could impose impediments to the ability of a third-party to acquire us even if a change of control would be beneficial to our stockholders. Provisions of our certificate of incorporation and bylaws impose various procedural and other requirements, which could make it more difficult for stockholders to effect certain corporate actions. For example, our certificate of incorporation authorizes our board of directors to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock, without any vote or action by our stockholders. Thus, our board of directors can authorize the issuance of shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our common stock. These provisions may have the effect of delaying or deterring a change of control of our company and could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

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

Our bylaws provide, subject to certain exceptions, that the Court of Chancery of the State of Delaware is the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our bylaws provide, subject to limited exceptions, that the Court of Chancery of the State of Delaware is, to the fullest extent permitted by law, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders; (iii) any action asserting a claim against us, any director or our officers or employees arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation (including any certificate of designations relating to any class or series of preferred stock) or our bylaws; or (iv) any action asserting a claim against us, any director or our officers or employees that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our bylaws described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision that is contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations.

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
“Reserves” are defined by the SEC Industry Guide 7 as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Industry Guide 7 divides reserves between “proven (measured) reserves” and “probable (indicated) reserves,” which are defined as follows:
•“Proven (Measured) Reserves.” Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.
•“Probable (Indicated) Reserves.” Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.
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
As of December 31, 2020, we had estimated reserves totaling 623.5 million tons, of which 331.1 million tons, or 53%, were “assigned” recoverable reserves that were either being mined, were controlled and accessible from a then active mine, or located at idled facilities where limited capital expenditures would be required to initiate operations when conditions warrant. The remaining 292.4 million tons were classified as “unassigned,” representing coal at currently non-producing locations that we anticipate mining in the future, but which would require significant additional development capital before operations could begin.

The following table provides the location and coal reserves associated with each of our reportable segments and related significant mines as of December 31, 2020:
As of December 31, 2020
(in thousands of short tons)(1)

		Recoverable Reserves
Reportable Segment	Location	Reserves	Proven	Probable	Assigned (2)	Unassigned (2)
Met
Deep Mine 41	Virginia	28,475	22,685	5,790	28,475	—
Road Fork 52	West Virginia	32,803	23,238	9,565	16,759	16,044
Black Eagle	West Virginia	17,387	12,483	4,904	17,387	—
Lynn Branch	West Virginia	23,228	12,298	10,930	23,228	—
Met Other	Virginia, West Virginia, Pennsylvania	517,206	370,410	146,796	240,816	276,390
CAPP - Thermal	West Virginia	4,444	3,911	533	4,444	—
		623,543	445,025	178,518	331,109	292,434
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

The following table provides the breakdown between the quantity of reserves that is currently covered by an active mining permit or not permitted and the quantity of reserves that is met coal or thermal coal associated with each of our reportable segments and related significant mines as of December 31, 2020:
As of December 31, 2020
(in thousands of short tons)(1)

	Reserve Control		By Permit Status		By Coal Market Type (2)
Reportable Segment	Owned	Leased	Permitted	Not Permitted	Met	Thermal
Met
Deep Mine 41	—	28,475	25,673	2,802	28,475	—
Road Fork 52	237	32,566	2,422	30,381	32,803	—
Black Eagle	—	17,387	12,944	4,443	17,387	—
Lynn Branch	813	22,415	14,479	8,749	23,228	—
Met Other	61,983	455,223	123,185	394,021	460,281	56,925
CAPP - Thermal	—	4,444	4,444	—	—	4,444
	63,033	560,510	183,147	440,396	562,174	61,369
(1) 1 short ton is equivalent to 0.907185 metric tons.
(2) Classification of coal market type is based on available quality information and is subject to change with shifting market conditions and/or additional exploration.

The following table provides a summary of the quality of our reserves for each of our reportable segments and related significant mines as of December 31, 2020:
As of December 31, 2020
(in thousands of short tons)(1)

			Sulfur Content			Average Btu
Reportable Segment	Reserves	Primary Coal Type (2)	<1% Sulfur	1 - 1.5% Sulfur	>1.5% Sulfur	>12,500	<12,500
Met
Deep Mine 41	28,475	MVM	28,475	—	—	28,475	—
Road Fork 52	32,803	LVM	32,803	—	—	32,803	—
Black Eagle	17,387	HVM	17,387	—	—	17,387	—
Lynn Branch	23,228	HVM	23,228	—	—	23,228	—
Met Other	517,206	HVM	397,385	114,837	4,984	497,865	19,341
CAPP - Thermal	4,444	T	4,444	—	—	—	4,444
	623,543		503,722	114,837	4,984	599,758	23,785
(1) 1 short ton is equivalent to 0.907185 metric tons.
(2) Coal Type: T=Thermal; LVM=Low-Vol. Metallurgical Coal; MVM=Mid-Vol. Metallurgical Coal; HVM=High-Vol. Metallurgical Coal.

The following table provides a summary of information regarding our mining operations for each of our reportable segments and related significant mines as of December 31, 2020:

				Transportation
Reportable Segment	Reserves (thousands of short tons) (1)	Type (2)	Mining Equipment (3)	Rail	Other (4)
Met
Deep Mine 41	28,475	U	CM	CSX	B
Road Fork 52	32,803	U	CM	NS	B
Black Eagle	17,387	U	CM	CSX	B
Lynn Branch	23,228	U	CM	CSX	—
Met Other	517,206	U/S	CM/S/H	NS/CSX	B
CAPP - Thermal	4,444	U	CM	NS/CSX	B
	623,543
(1) 1 short ton is equivalent to 0.907185 metric tons.
(2) Type of Mine: S = Surface; U = Underground.
(3) Mining Equipment: S = Shovel/Excavator/Loader/Trucks; CM = Continuous Miner; H = Highwall Miner.
(4) Transportation: B = Barge Loadout availability.

The following table provides a summary of information regarding our significant preparation plants as of December 31, 2020:

	Preparation Plant(s)
Reportable Segment/Preparation Plant	Capacity (short tons per hr) (1)	Utilization %	Source of Power
Met
McClure	1,000	64%	MP2 Energy
Toms Creek	1,050	37%	Old Dominion
Bandmill	1,200	51%	AEP
Marfork	2,400	47%	AEP
(1) 1 short ton is equivalent to 0.907185 metric tons.

Information provided within the previous tables concerning our properties has been prepared in accordance with applicable U.S. federal securities laws. All mineral reserve estimates have been prepared in accordance with SEC Industry Guide 7.
The following is a summary of information regarding our significant coal terminal as of December 31, 2020:
•DTA coal export terminal in eastern Virginia. We own a 65.0% interest in DTA which provides us with the ability to fulfill a broad range of customer coal quality requirements through coal blending, while also providing storage capacity and transportation flexibility.

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

Coal Qualities	Two Year Historical Average Sales Price
Met High-Vol. A	$106
Met High-Vol. B	$91
Met Mid-Vol.	$105
Met Low-Vol.	$117
Thermal - CAPP-Thermal	$56

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
The following map shows the locations of our significant properties, Met properties, CAPP - Thermal properties, and corporate headquarters.

Significant Property
Met Property
CAPP - Thermal Property
Marfork Plant & Black Eagle Mine
Bandmill Plant & Lynn Branch
West Virginia
Kentucky
Road Fork 52
McClure Plant
Deep Mine 41
Toms Creek Plant
Virginia
Corporate HQ
Dominion Terminal Associates
Virginia
North Carolina

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price range of our common stock

Upon the consummation of the transactions contemplated by the Merger Agreement, we began trading on the New York Stock Exchange under the ticker “CTRA” on November 9, 2018. Following the effectiveness of our name change on February 1, 2021, our ticker symbol on the New York Stock Exchange changed from “CTRA” to “AMR” effective on February 4, 2021. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock reported on the New York Stock Exchange.

2020	High	Low
First Quarter	$9.15	$1.93
Second Quarter	$6.57	$2.25
Third Quarter	$10.26	$3.02
Fourth Quarter	$14.32	$6.37

2019	High	Low
First Quarter	$66.00	$54.21
Second Quarter	$61.87	$49.62
Third Quarter	$52.71	$25.37
Fourth Quarter	$28.12	$5.70

As of December 31, 2020, there were 155 registered holders of record of our common stock. The transfer agent and registrar for our common stock is Computershare Trust Company, N.A. Our common stock is registered by book-entry only.

Dividend Policy

The payment of dividends is subject to certain limitations, as set forth in the terms of our borrowing arrangements. During the years ended 2020 and 2019, we did not pay dividends on our common stock. Our Board of Directors periodically evaluates the initiation of dividends. There is no assurance as to the amount or payment of dividends in the future because they will be subject to ongoing Board of Directors review and authorization will be based on a number of factors, including terms of our borrowing arrangements, business and market conditions, our future financial performance and other capital priorities.

Repurchase of Common Stock

The following table summarizes information about shares of common stock that were repurchased during the fourth quarter of 2020.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (2),(3)
October 1, 2020 through October 31, 2020	—	$—	—	$67,552
November 1, 2020 through November 30, 2020	—	$—	—	$67,552
December 1, 2020 through December 31, 2020	3,138	$12.15	—	$67,552
	3,138		—	$67,552
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

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides a narrative of our results of operations and financial condition for the years ended December 31, 2020 and 2019. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related notes and the risk factors included elsewhere in this Annual Report on Form 10-K.
COVID-19 Pandemic

In the first quarter of 2020, the COVID-19 virus was declared a pandemic by the World Health Organization. The COVID-19 pandemic has had negative impacts on our business, results of operations, financial condition and cash flows. A continued period of reduced demand for our products could have additional significant adverse consequences for us. The full extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, its impact on our customers and suppliers and the range of governmental and community reactions to the pandemic, which are still uncertain and cannot be fully predicted at this time.

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

All of our coal mining operations have been classified as essential in the states in which we operate. Health and safety are core values of our company and are the foundation for how we manage every aspect of our business and we have therefore implemented policies, procedures and prevention measures to protect our employees during the COVID-19 pandemic. These policies, procedures and prevention measures include, but are not limited to, employee communications on COVID-19 monitoring and precautionary measures, enhanced cleaning and sterilization practices, limiting contractor access to our properties, limiting business travel, implementing social distancing measures by staggering shift times, limiting in-person meetings and meeting sizes, and remote work arrangements. We will continue to evaluate these policies, procedures and precautionary measures for further enhancements as necessary.

We have not experienced significant supply chain disruptions due the COVID-19 pandemic.

We will continue to monitor these developments closely.

Market Overview

After a challenging COVID-19-afflicted 2020, the Australian metallurgical coal market, despite the recent pullback, has shown meaningful improvement in 2021, with the Australian premium hard coking coal index increasing 22% to $125 per metric ton in February since the end of 2020 and up nearly 30% since the lows of mid-November. The Atlantic High-Vol A indices have also performed well after reaching a low of $105 in mid-August. The current February High-Vol A index of $153 per metric ton represents a 46% improvement over that period.

Global manufacturing and industrial production are continuing to show growth in all regions with the manufacturing Purchasing Managers’ Indices (“PMI”) above 50.0 in the U.S., Europe, Brazil, India, and China, which is showing the most moderate growth among the major producers at 50.9 in January.

According to the World Steel Association (“WSA”), December 2020 crude steel production increased compared to the same prior year period in most producing regions. The overall global growth of 5.8% was driven mainly by China and Europe, which grew 7.7% and 10.2% in December, respectively. For the full year 2020, the global crude steel production declined less than 1%, led by declines in North America and Europe. South America, driven by Brazil, exhibited the strongest growth of any major region, growing 16.3% in December. Turkey posted one of the most impressive growth rates in December and for the full year 2020, with crude steel production growing 17.7% and 6.0%, respectively.

We concluded our 2021 domestic metallurgical contracts during the fourth quarter. In total, we expect to sell approximately 14 million tons from our Met reportable segment in 2021. Coking coal prices have risen from their recent multi-year lows. Trade tensions between Australia and China forced Australian coal producers to sell at weaker prices and encouraged them to divert and re-sell cargoes away from China into other markets. These actions have opened the door for some North American coking coal producers to ship coal to China at higher netbacks than could be achieved in Atlantic Basin markets. In addition, we see demand improving in other Atlantic Basin and global markets. At this time, we are also seeing increasing spot interest from both domestic and seaborne customers and prospective customers which has resulted in an increase in shipments. In connection with the company’s strategic focus on optimizing metallurgical coal production, we continue striving to match our available products and production with customer demand.

On the thermal side, as of the end of December, natural gas prices had not achieved the previously forecasted levels. Since that time, severe weather has resulted in high consumer electricity demand and lower production, causing stress to the energy system in parts of the U.S. Natural gas inventories are poised to drop to the five-year average for the first time since the end of 2019. Central Appalachian thermal coal burns for our customers have not yet been significantly impacted by the fluctuations in natural gas prices, but we have seen increased demand associated with the recent severe weather. Internationally, Europe and Asia have also experienced severe weather, supply disruptions, reductions in coal capacity, and high carbon prices limiting opportunities for US coal. Increased ESG pressures are forcing expedited closure of coal units, domestically and abroad. US thermal coal producers are continuing to reduce investment in thermal coal. At our thermal coal operations, we have significantly reduced inventories at all locations, and are matching our sales and production to make for an orderly transition to lower thermal coal production.

As Alpha enters 2021, we continue to evaluate market conditions for our metallurgical coal products amid residual uncertainty attributable to the continued concern around the COVID-19 pandemic. The impact the pandemic may have on demand continues to make customer demand forecasts challenging. Depending on the extent and timing of global and national economic stabilization and recovery, our ability to estimate future customer coal demand remains limited.

Business Overview

We are a Tennessee-based mining company with operations across Virginia and West Virginia. With customers across the globe, high-quality reserves and significant port capacity, we are a leading U.S. supplier of metallurgical products for the steel industry. We operate high-quality, cost-competitive coal mines across the CAPP coal basin. As of December 31, 2020, our operations consisted of twenty-three active mines and eight coal preparation and load-out facilities, with approximately 3,250 employees. We produce, process, and sell met coal and thermal coal from operations located in Virginia and West Virginia. We also sell coal produced by others, some of which is processed and/or blended with coal produced from our mines prior to resale, with the remainder purchased for resale. As of December 31, 2020, we had 623.5 million tons of reserves, including 445.0 million tons of proven reserves and 178.5 million tons of probable reserves.

We began operations on July 26, 2016, with mining operations in NAPP, CAPP, and the PRB. Through the Acquisition, we acquired a significant reserve base. We also acquired Alpha Natural Resources Inc.’s 40.6% interest in the DTA coal export terminal in eastern Virginia, and on March 31, 2017, we acquired a portion of another partner’s ownership stake and increased our interest to 65.0%. We merged with Alpha Natural Resources Holdings, Inc. and ANR, Inc. on November 9, 2018.
On December 8, 2017, the Company closed a transaction to sell the Eagle Butte and Belle Ayr mines located in the PRB, Wyoming, along with related coal reserves, equipment, infrastructure and other real properties. Refer to Note 3 for information related to Blackjewel’s subsequent bankruptcy filing and the related ESM Transaction. On December 10, 2020, we closed on a transaction with Iron Senergy Holdings, LLC, to sell our thermal coal mining operations located in Pennsylvania consisting primarily of our Cumberland mining complex and related property (our former NAPP operations). This transaction accelerated our strategic exit from thermal coal production to shift our focus toward met coal production. The former PRB and NAPP operations results of operations and financial position are reported as discontinued operations in the Consolidated Financial Statements. The historical information in the accompanying Notes to the Consolidated Financial Statements has been restated to reflect the effects of these former operations being reported as discontinued operations in the Consolidated Financial Statements. Refer to Note 3 for further information on discontinued operations.
For the years ended December 31, 2020 and 2019, sales of met coal were 12.3 million tons and 12.7 million tons, respectively, and accounted for approximately 80% and 74%, respectively, of our coal sales volume. Sales of thermal coal were

3.2 million tons and 4.5 million tons, respectively, and accounted for approximately 20% and 26%, respectively, of our coal sales volume.

Our sales of met coal were made primarily to steel companies in the northeastern and midwestern regions of the United States and in several countries in Europe, Asia and the Americas. Our sales of thermal coal were made primarily to large utilities and industrial customers throughout the United States. For the years ended December 31, 2020 and 2019 approximately 64% and 61%, respectively, of our coal revenues were derived from coal sales made to customers outside the United States.

In addition, we generate other revenues from equipment sales, rentals, terminal and processing fees, coal and environmental analysis fees, royalties and the sale of natural gas. We also record freight and handling fulfillment revenue within coal revenues for freight and handling services provided in delivering coal to certain customers, which are a component of the contractual selling price.

As of December 31, 2020, we have two reportable segments: Met and CAPP - Thermal. To conform to the current period reportable segments presentation, the prior periods have been restated to reflect the change in reportable segments. Refer to Note 25 for additional disclosures on reportable segments including export coal revenue information.
Other Business Developments

Effective February 1, 2021, we changed our corporate name from Contura Energy, Inc. to Alpha Metallurgical Resources, Inc. for rebranding to more accurately reflect our strategic focus on the production of met coal. Following the effectiveness of our name change, our ticker symbol on the New York Stock Exchange changed from “CTRA” to “AMR” effective on February 4, 2021.

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

Factors Affecting Our Results of Operations
Sales Agreements
We manage our commodity price risk for coal sales through the use of coal supply agreements. As of March 11, 2021, we have sales commitments as follows:

	2021
	Tons	% Priced	Average Realized Price per Ton
Met	14.0 million	56%	$80.68
CAPP - Thermal	1.5 million	100%	$57.57

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
•Coal Quality. The energy content or heat value of thermal coal is a significant factor influencing coal prices as higher energy coal is more desirable to consumers and typically commands a higher price in the market. The heat value of coal is commonly measured in British thermal units or the amount of heat needed to raise the temperature of one pound of water by one-degree Fahrenheit. Coal from the Eastern and Midwest regions of the United States tends to have a higher heat value than coal found in the western United States. Coal volatility is a significant factor influencing met coal pricing as coal with a lower volatility has historically been more highly valued and typically commands a higher price in the market. The volatility refers to the loss in mass, less moisture, when coal is heated in the absence of air. The volatility of met coal determines the percentage of feed coal that becomes coke, known as coke yield, with lower volatility producing a higher coke yield.

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
Costs. Our results of operations are dependent upon our ability to improve productivity and control costs. Our primary expenses are for operating supply costs, repair and maintenance expenditures, cost of purchased coal, royalties, current wages and benefits, post-employment benefits, freight and handling costs and taxes incurred in selling our coal. Principal goods and services we use in our operations include maintenance and repair parts and services, electricity, fuel, roof control and support items, explosives, tires, conveyance structure, ventilation supplies and lubricants.
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

Results of Operations

Our results of operations for the years ended December 31, 2020 and 2019 are discussed in these “Results of Operations” presented below.

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Revenues

The following table summarizes information about our revenues during the years ended December 31, 2020 and 2019:

	Year Ended December 31,		Increase (Decrease)
(In thousands, except for per ton data)	2020	2019	$ or Tons	%
Coal revenues	$1,413,124	$1,995,934	$(582,810)	(29.2)%
Other revenues	3,063	5,346	(2,283)	(42.7)%
Total revenues	$1,416,187	$2,001,280	$(585,093)	(29.2)%

Tons sold	15,513	17,152	(1,639)	(9.6)%

Coal revenues. Coal revenues decreased $582.8 million, or 29.2%, for the year ended December 31, 2020 compared to the prior year period. The decrease was primarily due to lower total overall coal sales volume and lower coal sales realization within our Met operations as a result of a weaker pricing environment impacted by the COVID-19 pandemic. Refer to the Coal Operations section below for further detail on coal revenues for the year ended December 31, 2020 compared to the prior year period.

Cost and Expenses

The following table summarizes information about our costs and expenses during the years ended December 31, 2020 and 2019:

	Year Ended December 31,		Increase (Decrease)
(In thousands)	2020	2019	$	%
Cost of coal sales (exclusive of items shown separately below)	$1,281,011	$1,667,768	$(386,757)	(23.2)%
Depreciation, depletion and amortization	139,885	215,757	(75,872)	(35.2)%
Accretion on asset retirement obligations	26,504	23,865	2,639	11.1%
Amortization of acquired intangibles, net	9,214	(3,189)	12,403	388.9%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	57,356	78,953	(21,597)	(27.4)%
Merger-related costs	—	1,090	(1,090)	(100.0)%
Asset impairment and restructuring	83,878	66,324	17,554	26.5%
Goodwill impairment	—	124,353	(124,353)	(100.0)%
Total other operating income:
Mark-to-market adjustment for acquisition-related obligations	(8,750)	(3,564)	(5,186)	(145.5)%
Other income	(2,223)	(974)	(1,249)	(128.2)%
Total costs and expenses	$1,586,875	$2,170,383	$(583,508)	(26.9)%

Cost of coal sales. Cost of coal sales decreased $386.8 million, or 23.2%, for the year ended December 31, 2020 compared to the prior year period. The decrease was primarily driven by a decrease in tons sold in the current period relative to the prior year period and decreased costs of purchased coal, salaries and wages expense, and supplies and maintenance expense as we continue to improve our cost management to achieve operational efficiencies, partially offset by inventory change during the current period.
Depreciation, depletion and amortization. Depreciation, depletion and amortization decreased $75.9 million, or 35.2%, for the year ended December 31, 2020 compared to the prior year period. The decrease in depreciation, depletion and amortization primarily related to asset impairments and revisions to asset retirement obligations during the current period.

Accretion on asset retirement obligations. Accretion on asset retirement obligations increased $2.6 million, or 11.1%, for the year ended December 31, 2020 compared to the prior year period. This increase was primarily driven by an increase in our credit-adjusted risk-free rate used to discount the obligations relative to the prior period.

Amortization of acquired intangibles, net. Amortization of acquired intangibles, net increased $12.4 million, or 388.9%, for the year ended December 31, 2020 compared to the prior year period. The increase was primarily driven by the lower current period amortization related to below-market acquired coal supply agreements.

Selling, general and administrative. Selling, general and administrative expenses decreased $21.6 million, or 27.4%, for the year ended December 31, 2020 compared to the prior year period. This decrease in expense was primarily related to decreases of $6.5 million in severance expense, $5.8 million in wages and benefits expense, $4.8 million in stock compensation expense, and $4.4 million in professional fees, partially offset by an increase of $2.8 million in incentive pay.

Asset impairment and restructuring. Asset impairment and restructuring increased $17.6 million, or 26.5%, for the year ended December 31, 2020 compared to the prior year period. Asset impairment and restructuring for the year ended December 31, 2020 includes long-lived asset impairments of $81.0 million related to asset groups recorded within the Met and CAPP - Thermal reporting segments and restructuring expense of $2.9 million recorded in CAPP - Thermal and All Other reporting segments. Asset impairment and restructuring for the year ended December 31, 2019 includes a long-lived asset impairment of $60.2 million related to asset groups recorded within the Met and CAPP - Thermal reporting segments and an asset impairment of $6.2 million primarily related to the write-off of prepaid purchased coal as a result of Blackjewel’s Chapter 11 bankruptcy filing on July 1, 2019. Refer to Note 8 for further information.

Mark-to-market adjustment for acquisition-related obligations. The mark-to-market adjustment for acquisition-related obligations resulted in an increase to income of $5.2 million for the year ended December 31, 2020 compared to the adjustment in the prior year period. This increase was related to changes in underlying fair value assumptions during the current period. Refer to Note 18 for Contingent Revenue Obligation fair value input assumptions.

Other (Expense) Income

The following table summarizes information about our other (expense) income during the year ended December 31, 2020 and 2019:

	Year Ended December 31,		Increase (Decrease)
(In thousands)	2020	2019	$	%
Other (expense) income:
Interest expense	$(74,528)	$(67,521)	$(7,007)	(10.4)%
Interest income	7,027	7,247	(220)	(3.0)%
Loss on modification and extinguishment of debt	—	(26,459)	26,459	100.0%
Equity loss in affiliates	(3,473)	(6,874)	3,401	49.5%
Miscellaneous loss, net	(1,972)	(10,195)	8,223	80.7%
Total other expense, net	$(72,946)	$(103,802)	$30,856	29.7%

Interest expense. Interest expense increased $7.0 million, or 10.4%, for the year ended December 31, 2020 compared to the prior year period, primarily due to an increase in debt outstanding and higher interest rates related to the debt facilities in place during the current period. Additionally, there were higher letters of credit fees due to higher letters of credit outstanding under the Amended and Restated Asset-Based Revolving Credit Agreement during the current period. Refer to Note 15 for additional information.

Loss on modification and extinguishment of debt. During the year ended December 31, 2019, we recorded a loss on modification of debt of $0.3 million, primarily related to modification fees paid under the refinance, and a loss on extinguishment of debt of $26.2 million, primarily related to the write-off of outstanding debt discounts and unamortized debt issuance costs under the Amended and Restated Credit Agreement dated November 9, 2018. Refer to Note 15 for additional information.

Miscellaneous loss, net. Miscellaneous loss, net decreased $8.2 million, or 80.7%, for the year ended December 31, 2020 compared to the prior year period, primarily due to the decrease in pension obligation net periodic benefit costs due to lower settlement charges and interest costs during the current period. Refer to Note 20 for additional information.

Income Tax Benefit

The following table summarizes information about our income tax benefit during the years ended December 31, 2020 and 2019:

	Year Ended December 31,		Increase (Decrease)
(In thousands)	2020	2019	$	%
Income tax benefit	$2,164	$53,287	$(51,123)	(95.9)%

Income taxes. Income tax benefit of $2.2 million was recorded for the year ended December 31, 2020 on a loss from continuing operations before income taxes of $243.6 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to the increase in the valuation allowance, partially offset by the permanent impact of percentage depletion deductions, the impact of state income taxes, net of federal tax impact, and a refund of previously sequestered AMT Credits.

Income tax benefit of $53.3 million was recorded for the year ended December 31, 2019 on a loss from continuing operations before income taxes of $272.9 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to the impact of state income taxes, net of federal impact, the net operating loss carryback benefit, and the permanent impact of the percentage depletion deduction, mostly offset by the impact of the non-deductible goodwill impairment and the increase in the valuation allowance. Refer to Note 19 for additional information.

Coal Operations

Our Met operations consist of high-quality met coal mines, including Deep Mine 41, Road Fork 52, Black Eagle, and Lynn Branch. The coal produced by Met operations is predominantly met coal with some amounts of thermal coal being produced as a byproduct of mining.

Our CAPP - Thermal operations consist of one underground thermal coal mine. The coal produced by CAPP - Thermal operations is predominantly thermal coal with some met coal byproduct.

Our All Other category is not included in our Coal Operations results of operations as it includes general corporate overhead and corporate assets and liabilities and the elimination of certain intercompany activity.

Refer to Item 1. Business and Notes 24 and 25 for additional financial information about reportable segments and geographic areas.

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

Included below are reconciliations of non-GAAP financial measures to GAAP financial measures.

The following tables summarize certain financial information relating to our coal operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020
(In thousands, except for per ton data)	Met	CAPP - Thermal	All Other	Consolidated
Coal revenues	$1,263,855	$148,880	$389	$1,413,124
Less: Freight and handling fulfillment revenues	(206,509)	(12,940)	—	(219,449)
Non-GAAP Coal revenues	$1,057,346	$135,940	$389	$1,193,675
Tons sold	13,070	2,437	6	15,513
Non-GAAP Coal sales realization per ton	$80.90	$55.78	$64.83	$76.95

Cost of coal sales (exclusive of items shown separately below)	$1,140,556	$136,944	$3,511	$1,281,011
Depreciation, depletion and amortization - production (1)	124,060	20,453	(5,885)	138,628
Accretion on asset retirement obligations	14,214	9,285	3,005	26,504
Amortization of acquired intangibles, net	12,889	(3,775)	100	9,214
Total Cost of coal sales	$1,291,719	$162,907	$731	$1,455,357
Less: Freight and handling costs	(206,509)	(12,940)	—	(219,449)
Less: Depreciation, depletion and amortization - production (1)	(124,060)	(20,453)	5,885	(138,628)
Less: Accretion on asset retirement obligations	(14,214)	(9,285)	(3,005)	(26,504)
Less: Amortization of acquired intangibles, net	(12,889)	3,775	(100)	(9,214)
Less: Idled and closed mine costs	(16,640)	(8,973)	(3,267)	(28,880)
Non-GAAP Cost of coal sales	$917,407	$115,031	$244	$1,032,682
Tons sold	13,070	2,437	6	15,513
Non-GAAP Cost of coal sales per ton	$70.19	$47.20	$40.67	$66.57
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Year Ended December 31, 2020
(In thousands, except for per ton data)	Met	CAPP - Thermal	All Other	Consolidated
Coal revenues	$1,263,855	$148,880	$389	$1,413,124
Less: Total Cost of coal sales (per table above)	(1,291,719)	(162,907)	(731)	(1,455,357)
GAAP Coal margin	$(27,864)	$(14,027)	$(342)	$(42,233)
Tons sold	13,070	2,437	6	15,513
GAAP Coal margin per ton	$(2.13)	$(5.76)	$(57.00)	$(2.72)

GAAP Coal margin	$(27,864)	$(14,027)	$(342)	$(42,233)
Add: Depreciation, depletion and amortization - production (1)	124,060	20,453	(5,885)	138,628
Add: Accretion on asset retirement obligations	14,214	9,285	3,005	26,504
Add: Amortization of acquired intangibles, net	12,889	(3,775)	100	9,214
Add: Idled and closed mine costs	16,640	8,973	3,267	28,880
Non-GAAP Coal margin	$139,939	$20,909	$145	$160,993
Tons sold	13,070	2,437	6	15,513
Non-GAAP Coal margin per ton	$10.71	$8.58	$24.17	$10.38
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Year Ended December 31, 2019
(In thousands, except for per ton data)	Met	CAPP - Thermal	All Other	Consolidated
Coal revenues	$1,709,863	$285,390	$681	$1,995,934
Less: Freight and handling fulfillment revenues	(242,049)	(34,133)	—	(276,182)
Non-GAAP Coal revenues	$1,467,814	$251,257	$681	$1,719,752
Tons sold	12,926	4,218	8	17,152
Non-GAAP Coal sales realization per ton	$113.56	$59.57	$85.13	$100.27

Cost of coal sales (exclusive of items shown separately below)	$1,389,619	$274,320	$3,829	$1,667,768
Depreciation, depletion and amortization - production (1)	152,835	57,483	4,025	214,343
Accretion on asset retirement obligations	9,599	10,929	3,337	23,865
Amortization of acquired intangibles, net	10,389	(13,578)	—	(3,189)
Total Cost of coal sales	$1,562,442	$329,154	$11,191	$1,902,787
Less: Freight and handling costs	(242,049)	(34,133)	—	(276,182)
Less: Depreciation, depletion and amortization - production (1)	(152,835)	(57,483)	(4,025)	(214,343)
Less: Accretion on asset retirement obligations	(9,599)	(10,929)	(3,337)	(23,865)
Less: Amortization of acquired intangibles, net	(10,389)	13,578	—	3,189
Less: Idled and closed mine costs	(8,699)	(2,702)	(3,164)	(14,565)
Less: Cost impact of coal inventory fair value adjustment (2)	(4,751)	(3,458)	—	(8,209)
Non-GAAP Cost of coal sales	$1,134,120	$234,027	$665	$1,368,812
Tons sold	12,926	4,218	8	17,152
Non-GAAP Cost of coal sales per ton	$87.74	$55.48	$83.13	$79.80
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.
(2) The cost impact of the coal inventory fair value adjustment as a result of the Merger was completed during the three months ended June 30, 2019.

	Year Ended December 31, 2019
(In thousands, except for per ton data)	Met	CAPP - Thermal	All Other	Consolidated
Coal revenues	$1,709,863	$285,390	$681	$1,995,934
Less: Total Cost of coal sales (per table above)	(1,562,442)	(329,154)	(11,191)	(1,902,787)
GAAP Coal margin	$147,421	$(43,764)	$(10,510)	$93,147
Tons sold	12,926	4,218	8	17,152
GAAP Coal margin per ton	$11.40	$(10.38)	$(1,313.75)	$5.43

GAAP Coal margin	$147,421	$(43,764)	$(10,510)	$93,147
Add: Depreciation, depletion and amortization - production (1)	152,835	57,483	4,025	214,343
Add: Accretion on asset retirement obligations	9,599	10,929	3,337	23,865
Add: Amortization of acquired intangibles, net	10,389	(13,578)	—	(3,189)
Add: Idled and closed mine costs	8,699	2,702	3,164	14,565
Add: Cost impact of coal inventory fair value adjustment (2)	4,751	3,458	—	8,209
Non-GAAP Coal margin	$333,694	$17,230	$16	$350,940
Tons sold	12,926	4,218	8	17,152
Non-GAAP Coal margin per ton	$25.82	$4.08	$2.00	$20.46
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.
(2) The cost impact of the coal inventory fair value adjustment as a result of the Merger was completed during the three months ended June 30, 2019.

	Year Ended December 31,		Increase (Decrease)
(In thousands, except for per ton data)	2020	2019	$	%
Tons sold:
Met operations	13,070	12,926	144	1.1%
CAPP - Thermal operations	2,437	4,218	(1,781)	(42.2)%

Non-GAAP Coal revenues:
Met operations	$1,057,346	$1,467,814	$(410,468)	(28.0)%
CAPP - Thermal operations	$135,940	$251,257	$(115,317)	(45.9)%

Non-GAAP Coal sales realization per ton:
Met operations	$80.90	$113.56	$(32.66)	(28.8)%
CAPP - Thermal operations	$55.78	$59.57	$(3.79)	(6.4)%
Average	$76.95	$100.27	$(23.32)	(23.3)%

Non-GAAP segment coal revenues. Met operations non-GAAP coal revenues decreased $410.5 million, or 28.0%, for the year ended December 31, 2020 compared to the prior year period. The decrease in Met operations non-GAAP coal revenues was primarily due to lower non-GAAP coal sales realization of $32.66 per ton as a result of a weaker pricing environment resulting from the impacts of the COVID-19 pandemic.

CAPP - Thermal operations non-GAAP coal revenues decreased $115.3 million, or 45.9%, for the year ended December 31, 2020 compared to the prior year period. The decrease in CAPP - Thermal operations non-GAAP coal revenues was due to lower coal sales volumes of 1.8 million tons and lower non-GAAP coal sales realization of $3.79 per ton as a result of a weaker pricing environment resulting from the impacts of the COVID-19 pandemic.

	Year Ended December 31,		Increase (Decrease)
(In thousands, except for per ton data)	2020	2019	$	%
Non-GAAP Cost of coal sales:
Met operations	$917,407	$1,134,120	$(216,713)	(19.1)%
CAPP - Thermal operations	$115,031	$234,027	$(118,996)	(50.8)%

Non-GAAP Cost of coal sales per ton:
Met operations	$70.19	$87.74	$(17.55)	(20.0)%
CAPP - Thermal operations	$47.20	$55.48	$(8.28)	(14.9)%

Non-GAAP Coal margin per ton:
Met operations	$10.71	$25.82	$(15.11)	(58.5)%
CAPP - Thermal operations	$8.58	$4.08	$4.50	110.3%

Non-GAAP cost of coal sales. Met operations non-GAAP cost of coal sales decreased $216.7 million, or 19.1%, for the year ended December 31, 2020 compared to the prior year period. The decrease in Met operations non-GAAP cost of coal sales was primarily driven by decreased costs of purchased coal, salaries and wages expense, supplies and maintenance expense, and royalties and taxes, partially offset by inventory change during the current period.

CAPP - Thermal operations non-GAAP cost of coal sales decreased $119.0 million, or 50.8%, for the year ended December 31, 2020 compared to the prior year period. The decrease in CAPP - Thermal operations non-GAAP cost of coal sales was primarily due to a decrease in tons sold in the current period relative to the prior year period and decreased supplies and maintenance expense and salaries and wages expense, partially offset by inventory change during the current period.

Our non-GAAP cost of coal sales includes purchased coal costs. In the following tables, we calculate Adjusted cost of produced coal sold as non-GAAP cost of coal sales less purchased coal costs.

	Year Ended December 31, 2020
(In thousands, except for per ton data)	Met	CAPP - Thermal	All Other	Consolidated
Non-GAAP Cost of coal sales	$917,407	$115,031	$244	$1,032,682
Less: cost of purchased coal sold	(85,769)	(925)	—	(86,694)
Adjusted cost of produced coal sold	$831,638	$114,106	$244	$945,988
Produced tons sold	11,941	2,423	6	14,370
Adjusted cost of produced coal sold per ton (1)	$69.65	$47.09	$40.67	$65.83
(1) Cost of produced coal sold per ton for our operations is calculated as non-GAAP cost of produced coal sold divided by produced tons sold.

	Year Ended December 31, 2019
(In thousands, except for per ton data)	Met	CAPP - Thermal	All Other	Consolidated
Non-GAAP Cost of coal sales	$1,134,120	$234,027	$665	$1,368,812
Less: cost of purchased coal sold	(237,681)	(6,976)	—	(244,657)
Adjusted cost of produced coal sold	$896,439	$227,051	$665	$1,124,155
Produced tons sold	10,727	4,091	8	14,826
Adjusted cost of produced coal sold per ton (1)	$83.57	$55.50	$83.13	$75.82
(1) Cost of produced coal sold per ton for our operations is calculated as non-GAAP cost of produced coal sold divided by produced tons sold.

Segment Adjusted EBITDA

Segment Adjusted EBITDA for our reportable segments is a financial measure. This non-GAAP financial measure is presented as a supplemental measure and is not intended to replace financial performance measures determined in accordance with GAAP. Moreover, this measure is not calculated identically by all companies and therefore may not be comparable to similarly titled measures used by other companies. Segment Adjusted EBITDA is presented because management believes it is a useful indicator of the financial performance of our coal operations. The following tables present a reconciliation of net income (loss) to Adjusted EBITDA for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020
(In thousands)	Met	CAPP - Thermal	All Other	Consolidated
Net loss from continuing operations	$(77,519)	$(52,520)	$(111,431)	$(241,470)
Interest expense	(2,014)	6	76,536	74,528
Interest income	(63)	—	(6,964)	(7,027)
Income tax benefit	—	—	(2,164)	(2,164)
Depreciation, depletion and amortization	124,060	20,453	(4,628)	139,885
Non-cash stock compensation expense	289	8	4,600	4,897
Mark-to-market adjustment - acquisition-related obligations	—	—	(8,750)	(8,750)
Accretion on asset retirement obligations	14,214	9,285	3,005	26,504
Asset impairment and restructuring (1)	46,317	36,719	842	83,878
Management restructuring costs (2)	501	5	435	941
Loss on partial settlement of benefit obligations	1,607	(328)	1,687	2,966
Amortization of acquired intangibles, net	12,889	(3,775)	100	9,214
Adjusted EBITDA	$120,281	$9,853	$(46,732)	$83,402
(1) Asset impairment and restructuring for the year ended December 31, 2020 includes long-lived asset impairments of $81.0 million related to asset groups recorded within the Met and CAPP - Thermal reporting segments and restructuring expense of $2.9 million recorded in CAPP - Thermal and All Other reporting segments. Refer to Note 8 for further information.
(2) Management restructuring costs are related to severance expense associated with senior management changes during the three months ended March 31, 2020.

	Year Ended December 31, 2019
(In thousands)	Met	CAPP - Thermal	All Other	Consolidated
Net income (loss) from continuing operations	$7,944	$(97,398)	$(130,164)	$(219,618)
Interest expense	(1,209)	23	68,707	67,521
Interest income	(100)	—	(7,147)	(7,247)
Income tax benefit	—	—	(53,287)	(53,287)
Depreciation, depletion and amortization	152,835	57,483	5,439	215,757
Merger-related costs	—	—	1,090	1,090
Non-cash stock compensation expense	1,494	71	10,783	12,348
Mark-to-market adjustment - acquisition-related obligations	—	—	(3,564)	(3,564)
Accretion on asset retirement obligations	9,599	10,929	3,337	23,865
Loss on modification and extinguishment of debt	—	—	26,459	26,459
Asset impairment (1)	15,034	50,993	297	66,324
Goodwill impairment (2)	124,353	—	—	124,353
Cost impact of coal inventory fair value adjustment (3)	4,751	3,458	—	8,209
Gain on assets acquired in an exchange transaction (4)	(9,083)	—	—	(9,083)
Management restructuring costs (5)	—	—	7,720	7,720
Loss on partial settlement of benefit obligations	(1)	—	6,447	6,446
Amortization of acquired intangibles, net	10,389	(13,578)	—	(3,189)
Adjusted EBITDA	$316,006	$11,981	$(63,883)	$264,104
(1) Asset impairment for the year ended December 31, 2019 includes a long-lived asset impairment of $60.2 million related to asset groups recorded within the Met and CAPP - Thermal reporting segments and an asset impairment of $6.2 million primarily related to the write-off of prepaid purchased coal as a result of Blackjewel’s Chapter 11 bankruptcy filing on July 1, 2019. Refer to Note 8 for further information.

(2) The goodwill impairment testing as of December 31, 2019 resulted in a goodwill impairment of $124.4 million to write down the full carrying value of goodwill. Refer to Note 2 for further information.
(3) The cost impact of the coal inventory fair value adjustment as a result of the Merger was completed during the three months ended June 30, 2019.
(4) During the year ended December 31, 2019, the Company entered into an exchange transaction which primarily included the release of the PRB overriding royalty interest owed to the Company in exchange for met coal reserves which resulted in a gain of $9.1 million.
(5) Management restructuring costs are related to severance expense associated with senior management changes in the year ended December 31, 2019.

The following table summarizes Adjusted EBITDA for our two reportable segments and All Other category:

	Year Ended December 31,		Increase (Decrease)
(In thousands)	2020	2019	$	%
Adjusted EBITDA
Met operations	$120,281	$316,006	$(195,725)	(61.9)%
CAPP - Thermal operations	9,853	11,981	(2,128)	(17.8)%
All Other	(46,732)	(63,883)	17,151	26.8%
Total	$83,402	$264,104	$(180,702)	(68.4)%

Met operations. Adjusted EBITDA decreased $195.7 million, or 61.9%, for the year ended December 31, 2020 compared to the prior year period. The decrease in Adjusted EBITDA was primarily driven by decreased non-GAAP coal sales realization per ton of $32.66, or 28.8%, due to a weaker pricing environment resulting from the impact of the COVID-19 pandemic.
CAPP - Thermal operations. Adjusted EBITDA decreased $2.1 million, or 17.8%, for the year ended December 31, 2020. The decrease in Adjusted EBITDA was primarily driven by decreased coal sales volumes of 1.8 million tons, or 42.2%, and decreased non-GAAP coal sales realization per ton of $3.79, or 6.4%, due to a weaker pricing and demand environment resulting from the COVID-19 pandemic.
All Other category. Adjusted EBITDA increased $17.2 million, or 26.8%, for the year ended December 31, 2020 compared to the prior year period. The increase in Adjusted EBITDA was primarily driven by decreases in selling, general and administrative expenses and increased gain on sale of assets.
Discontinued Operations

The former PRB and NAPP operations results of operations and financial position are reported as discontinued operations in the Consolidated Financial Statements. Refer to Note 3 for further information on discontinued operations. The following tables summarize certain financial information relating to the PRB and NAPP discontinued operating results which are reported within the All Other reporting segment that have been derived from our consolidated financial statements for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
(In thousands, except for per ton data)	2020	2019
Coal revenues	$233,083	$286,073
Less: Freight and handling fulfillment revenues	(11,135)	(8,827)
Non-GAAP Coal revenues	$221,948	$277,246
Tons sold	5,420	7,484
Non-GAAP Coal sales realization per ton	$40.95	$37.05

Cost of coal sales (exclusive of items shown separately below)	$215,390	$256,336
Depreciation, depletion and amortization - production (1)	11,570	99,405
Accretion on asset retirement obligations	4,154	9,894
Amortization of acquired intangibles, net	861	3,101
Total Cost of coal sales	$231,975	$368,736
Less: Freight and handling costs	(11,135)	(8,827)
Less: Depreciation, depletion and amortization - production (1)	(11,570)	(99,405)
Less: Accretion on asset retirement obligations	(4,154)	(9,894)
Less: Amortization of acquired intangibles, net	(861)	(3,101)
Less: Idled and closed mine costs	(3,102)	(4,005)
Non-GAAP Cost of coal sales	$201,153	$243,504
Tons sold	5,420	7,484
Non-GAAP Cost of coal sales per ton	$37.11	$32.54
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Year Ended December 31,
(In thousands, except for per ton data)	2020	2019
Coal revenues	$233,083	$286,073
Less: Total Cost of coal sales (per table above)	(231,975)	(368,736)
GAAP Coal margin	$1,108	$(82,663)
Tons sold	5,420	7,484
GAAP Coal margin per ton	$0.20	$(11.05)

GAAP Coal margin	$1,108	$(82,663)
Add: Depreciation, depletion and amortization - production (1)	11,570	99,405
Add: Accretion on asset retirement obligations	4,154	9,894
Add: Amortization of acquired intangibles, net	861	3,101
Add: Idled and closed mine costs	3,102	4,005
Non-GAAP Coal margin	$20,795	$33,742
Tons sold	5,420	7,484
Non-GAAP Coal margin per ton	$3.84	$4.51
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

Refer to Note 3 for disclosures on the Cumberland and PRB Back-to-Back Coal Supply Agreements.

Liquidity and Capital Resources
Our primary liquidity and capital resource requirements stem from the cost of our coal production and purchases, our capital expenditures, our debt service, our reclamation obligations, our regulatory costs and settlements and associated costs. Our primary sources of liquidity are derived from sales of coal, our debt financing and miscellaneous revenues.
We believe that cash on hand, cash generated from our operations, and expected tax refunds will be sufficient to meet our working capital requirements, anticipated capital expenditures, debt service requirements, acquisition-related obligations, and reclamation obligations for the next 12 months. We rely on a number of assumptions in budgeting for our future activities. These include the costs for mine development to sustain capacity of our operating mines, our cash flows from operations, effects of regulation and taxes by governmental agencies, mining technology improvements and reclamation costs. These assumptions are inherently subject to significant business, political, economic, regulatory, environmental and competitive uncertainties, contingencies and risks, all of which are difficult to predict and many of which are beyond our control. Increased scrutiny of ESG matters specific to the coal sector could negatively influence our ability to raise capital in the future and result in a reduced number of surety and insurance providers. We may need to raise additional funds more quickly if market conditions deteriorate, and we may not be able to do so in a timely fashion, or at all; or one or more of our assumptions prove to be incorrect or if we choose to expand our acquisition, exploration, appraisal, or development efforts or any other activity more rapidly than we presently anticipate. We may decide to raise additional funds before we need them if the conditions for raising capital are favorable. We may seek to sell equity or debt securities or obtain additional bank credit facilities. The sale of equity securities could result in dilution to our stockholders. The incurrence of additional indebtedness could result in increased fixed obligations and additional covenants that could restrict our operations.

Liquidity and Cash Collateral

At December 31, 2020, we had cash and cash equivalents of $139.2 million and no remaining unused capacity under the Amended and Restated Asset-Based Revolving Credit Agreement (the “ABL Facility”). Availability under the ABL Facility is calculated on a monthly basis and fluctuates based on qualifying amounts of coal inventory and trade accounts receivable (the “Borrowing Base”) and the facility's covenant limitations related to our Fixed Charge Coverage Ratio (refer to Analysis of Material Debt Covenants below). In accordance with terms of the ABL Facility, we may be required to cash collateralize the ABL Facility to the extent outstanding borrowings and letters of credit under the ABL Facility exceed the Borrowing Base after considering covenant limitations. Due to fluctuations of the Borrowing Base, we were required to post $25.0 million of cash collateral in January 2021 to remain in compliance with the terms of the ABL Facility as of December 31, 2020. In February 2021, a portion of the posted cash collateral was used to repay the remaining $3.4 million in borrowings under the ABL Facility. In March 2021, the remaining posted cash collateral was returned to unrestricted cash.

To secure our obligations under certain worker’s compensation, black lung, and reclamation obligations and financial guarantees, we are required to provide cash collateral. At December 31, 2020, we had cash collateral in the amounts of $96.0 million, $23.8 million, and $27.2 million classified as long-term restricted cash, long-term restricted investments, and long-term deposits, respectively, on our Consolidated Balance Sheets. Future regulatory changes relating to these obligations could result in increased obligations, additional costs, or additional collateral requirements which could require greater use of alternative sources of funding for this purpose, which would reduce our liquidity. Refer below for information related to the new authorization process for self-insured coal mine operators being implemented by the U.S. Department of Labor (Division of Coal Mine Workers’ Compensation). Additionally, as December 31, 2020, we had $9.3 million of short-term restricted cash held in escrow related to our contingent revenue obligation. Refer to Note 16 for further information regarding the contingent revenue obligation.

Business Updates

With respect to global economic events, there continues to be uncertainty and weakness in the coal industry. On December 14, 2020, S&P Global Ratings affirmed their June 2, 2020 downgrades on their issuer credit ratings on the Company and their issue-level rating on our senior secured debt. On June 2, 2020, S&P Global Ratings downgraded their issuer credit rating on the Company from “B-” to “CCC+” and their issue-level rating on our senior secured debt from “B” to “CCC+” amid weak market indicators. The rating outlook was noted as negative. On April 13, 2020, Moody’s Investors Service downgraded the Company’s Corporate Family Rating to Caa1 from B3, Senior Secured Bank Credit Facility to Caa2 from Caa1, and Probability of Default Rating to Caa1 from B3. The rating outlook was changed from stable to negative. These issues bring potential liquidity risks for us, including the risks of declines in our stock value, declines in our cash and cash equivalents, less availability and higher costs of additional credit, and requests for additional collateral by surety providers.

During the second quarter of 2020, as a result of the weakening coal market conditions due in part to the impact of the global COVID-19 pandemic, we announced that we would take certain strategic actions with respect to two of our thermal coal mining complexes in an effort to strengthen our financial performance and improve forecasted liquidity. We announced that an underground mine and preparation plant located in West Virginia would be idled during the third quarter of 2020. In addition, we decided not to move forward with the construction of a new refuse impoundment at our Cumberland mine in Pennsylvania and would therefore no longer spend the significant capital required in connection with the project. On December 10, 2020, we announced the closing of our previously announced agreement to divest our Cumberland mining operations and related property to a third-party purchaser for total consideration of $50.0 million, comprised of approximately $20.0 million in cash and $30.0 million in surety bonding collateral, resulting in a loss on sale of $36.1 million. Refer to Note 3 for additional disclosure information on this transaction, the divestiture of our former PRB operations and the related ESM Transaction, and the related discontinued operations.

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

The COVID-19 pandemic has had negative impacts on our business, results of operations, financial condition, and cash flows. A continued period of reduced demand for our products could have significant adverse consequences on our business. The full extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on various developments, including the duration and spread of the outbreak, its impact on our customers and suppliers and the range of governmental and community reactions to the pandemic, which are still uncertain and cannot be fully predicted at this time.

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

On March 27, 2020, the CARES Act was enacted into law. As a result of the CARES Act, AMT Credits of $66.1 million were received in the fourth quarter of 2020. As of December 31, 2020, the Company has recorded $64.2 million of current federal income tax receivable and associated interest receivable of $5.2 million related to an NOL carryback claim. Refer to Note 19.

Pension Plans

We sponsor three qualified non-contributory pension plans (“Pension Plans”) which cover certain salaried and non-union hourly employees. Participants accrued benefits either based on certain formulas, the participant’s compensation prior to retirement or plan specified amounts for each year of service. Benefits are frozen under these Pension Plans. Annual funding contributions to the Pension Plans are made as recommended by consulting actuaries based upon the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) funding standards. Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006. We expected to contribute $25.5 million to the Pension Plans in 2021 based on our estimates prior to the recent funding relief granted under the American Rescue Plan Act. We now expect these amounts may be reduced, as a result of the relief, and are in the process of quantifying the impact. Refer to Note 20 for further disclosures related to this obligation.

DCMWC Reauthorization Process

In July 2019, the U.S. Department of Labor (Division of Coal Mine Workers’ Compensation or “DCMWC”) began implementing a new authorization process for all self-insured coal mine operators. As requested by DCMWC, we filed an application and supporting documentation for reauthorization to self-insure certain of our black lung obligations in October 2019. As a result of this application, the DCMWC notified us in a letter dated February 21, 2020 that we were reauthorized to self-insure certain of our black lung obligations for a period of one-year from February 21, 2020. The DCMWC reauthorization is contingent, however, upon us providing collateral of $65.7 million to secure certain of our black lung obligations. This collateral requirement, which the DCMWC advises represents 70% of our estimated future liability according to the DCMWC’s estimation methodology, is an increase of approximately 2,400% from the approximately $2.6 million in collateral which we (previously by Alpha Natural Resources Inc. prior to the Merger) have provided since 2016 to secure these self-insured black lung obligations. Future liability has not previously been estimated by the DCMWC in connection with the reauthorization process but is now being considered as part of its new collateral-setting methodology.

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

Cash Flows

Cash, cash equivalents, and restricted cash decreased by $103.1 million and $129.6 million over the years ended December 31, 2020 and 2019, respectively. The net change in cash, cash equivalents, and restricted cash was attributable to the following:

	Year Ended December 31,
	2020	2019
Cash flows (in thousands):
Net cash provided by operating activities	$129,236	$131,880
Net cash used in investing activities	(209,969)	(191,752)
Net cash used in financing activities	(22,376)	(69,694)
Net decrease in cash and cash equivalents and restricted cash	$(103,109)	$(129,566)

Operating Activities

Net cash flows from operating activities consist of a net loss adjusted for non-cash items. Net cash provided by operating activities for the year ended December 31, 2020 was $129.2 million and was primarily attributable to net loss of $446.9 million adjusted for asset impairment and restructuring of $256.5 million, depreciation, depletion and amortization of $151.5 million, deferred income taxes of $33.1 million, loss on sale of business of $36.1 million, accretion on asset retirement obligations of $30.7 million, amortization of debt issuance costs and accretion of debt discount of $14.8 million. The change in our operating assets and liabilities of $34.4 million was primarily attributable to decreases in trade accounts receivable, net, of $91.2 million, decreases in inventories, net, of $48.7 million, and decreases in prepaid expenses and other current assets of $28.2 million, partially offset by decreases in other non-current liabilities of $43.8 million, decreases in acquisition-related obligations of $32.6 million, decreases in trade accounts payable of $28.6 million, and decreases in asset retirement obligations of $19.4 million.

Net cash provided by operating activities for the year ended December 31, 2019 was $131.9 million and was primarily attributable to net loss of $316.3 million adjusted for depreciation, depletion and amortization of $315.2 million, goodwill impairment of $124.4 million, asset impairment of $83.5 million, accretion on asset retirement obligations of $33.8 million, loss on modification and extinguishment of debt of $26.5 million, employee benefit plans, net, of $20.8 million. The change in our operating assets and liabilities of ($172.8) million was primarily attributable to decreases in asset retirement obligations of $111.6 million, increases in inventories, net, of $40.7 million, decreases in other non-current liabilities of $33.6 million, decreases in trade accounts payable of $28.1 million, decreases in acquisition-related obligations of $28.1 million, decreases in accrued expenses and other current liabilities of $25.5 million, and increases in other non-current assets of $24.5 million, partially offset by decreases in prepaid expenses and other current assets of $56.7 million, resulting primarily from income tax refunds of $72.2 million, and decreases in trade accounts receivable, net, of $47.4 million.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2020 was $210.0 million, primarily driven by capital expenditures of $154.0 million, cash paid on sale of business of $52.2 million, and purchases of investment securities of $21.1 million, partially offset by maturity of investment securities of $16.7 million.

Net cash used in investing activities for the year ended December 31, 2019 was $191.8 million, primarily driven by capital expenditures of $192.4 million, purchases of investment securities of $92.9 million, partially offset by maturity of investment securities of $100.3 million.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2020 was $22.4 million, primarily attributable to principal repayments of debt of $59.8 million and principal repayments of notes payable of $16.7 million, partially offset by proceeds from borrowings on debt of $57.5 million.

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

Analysis of Material Debt Covenants

We are in compliance with all covenants under the Credit Agreement and the Amended and Restated Asset-Based Revolving Credit Agreement, as of December 31, 2020. A breach of the covenants in the Credit Agreement and the Amended and Restated Asset-Based Revolving Credit Agreement could result in a default under the terms of the agreement and the respective lenders could elect to declare all amounts borrowed due and payable.

Pursuant to the Amended and Restated Asset-Based Revolving Credit Agreement, during any Liquidity Period (capitalized terms as defined in the Amended and Restated Asset-Based Revolving Credit Agreement), our Fixed Charge Coverage Ratio cannot be less than 1.0 as of the last day of any Test Period, commencing with the Test Period ended immediately preceding the commencement of such Liquidity Period. The Fixed Charge Coverage Ratio is calculated as (a) Consolidated EBITDA of the Company and its Restricted Subsidiaries for such period, minus non-financed Capital Expenditures (including Capital Expenditures financed with the proceeds of any Loans) paid or payable currently in cash by the Company or any of its Subsidiaries for such period to (b) the Fixed Charges of the Company and its Restricted Subsidiaries during such period. As of December 31, 2020, we were not in a Liquidity Period.

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

Contractual Obligations

The following is a summary of our significant contractual obligations as of December 31, 2020:

(in thousands)	2021	2022	2023	2024	2025	After 2025	Total
Long-term debt (1)	$24,993	$21,468	$8,118	$536,519	$—	$—	$591,098
Other debt (2)	3,837	3,347	1,182	109	—	—	8,475
Acquisition-related obligations	8,144	4,247	—	—	—	—	12,391
Contingent revenue obligation (3)	11,395	13,209	13,702	—	—	—	38,306
Minimum equipment purchase commitments	5,008	—	170	—	—	—	5,178
Transportation commitments	29	338	—	—	—	—	367
Operating leases	1,210	1,076	1,101	982	897	4,018	9,284
Minimum royalties	15,708	14,525	13,633	11,560	10,815	43,603	109,844
Coal purchase commitments	44,707	—	—	—	—	—	44,707
Total	$115,031	$58,210	$37,906	$549,170	$11,712	$47,621	$819,650
(1) Includes Term Loan Credit Facility principal amounts of $5.6 million in 2021, $5.6 million in 2022, $5.6 million in 2023, and $536.5 million in 2024. Cash interest payable on this obligation, with an interest rate of 9.00% as of December 31, 2020, would be approximately $53.4 million in 2021, $55.3 million in 2022, $54.8 million in 2023, and $24.7 million in 2024. Also includes Lexington Coal Company (“LCC”) Note Payable principal amounts of $17.5 million in 2021 and $10.0 million in 2022, LCC Water Treatment Stipulation principal amounts of $1.9 million in 2021, $2.5 million in 2022, and $2.5 million in 2023, and the senior secured asset-based revolving credit facility (“ABL Facility”) principal amount of $3.4 million in 2022. Refer to Note 15 for principal payment and interest rate terms.
(2) Includes financing lease obligation principal amounts of $2.0 million in 2021, $1.7 million in 2022, $0.3 million in 2023, and $6 thousand in 2024. Cash interest payable on these obligations with interest rates ranging between 2.49% and 27.39%, would be approximately $0.2 million in 2021, $0.1 million in 2022, and $15 thousand in 2023. Other debt includes principal amounts of $1.8 million in 2021, $1.6 million in 2022, $0.9 million in 2023, and $0.1 million in 2024.
(3) Refer to Note 16 for further disclosures related to this obligation.

Additionally, we have long-term liabilities relating to asset retirement obligations, pension, black lung benefits, life insurance benefits, and workers’ compensation benefits. The table below reflects the estimated undiscounted cash flows for these obligations:

(in thousands)	2021	2022	2023	2024	2025	After 2025	Total
Asset retirement obligation	$25,490	$34,180	$28,330	$35,725	$42,622	$330,075	$496,422
Pension benefit obligation (1)	31,178	31,267	31,628	32,149	32,426	981,075	1,139,723
Black lung benefit obligation	6,810	6,929	7,038	7,112	7,244	177,472	212,605
Life insurance benefit obligation	628	588	586	586	587	14,909	17,884
Workers’ compensation benefit obligation	13,155	9,351	7,185	6,106	5,633	80,382	121,812
Total	$77,261	$82,315	$74,767	$81,678	$88,512	$1,583,913	$1,988,446

(1) The estimated undiscounted cash flows will be paid from the defined benefit pension plan assets held within the defined benefit pension plan trust. Refer to Note 20 for further disclosures related to this obligation.

We expect to spend between $75 million and $95 million on capital expenditures during 2021.

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
Reclamation. Our asset retirement obligations arise from the federal Surface Mining Control and Reclamation Act of 1977 and similar state statutes, which require that mine property be restored in accordance with specified standards and an approved reclamation plan. Significant reclamation activities include reclaiming refuse and slurry ponds, reclaiming the pit and support acreage at surface mines, sealing portals at deep mines, and the treatment of water. We determine the future cash flows necessary to satisfy our reclamation obligations on a permit-by-permit basis based upon current permit requirements and various estimates and assumptions, including estimates of disturbed acreage, cost estimates, and assumptions regarding productivity. We are also faced with increasingly stringent environmental regulation, much of which is beyond our control, which could increase our costs and materially increase our asset retirement obligations. Estimates of disturbed acreage are determined based on approved mining plans and related engineering data. Cost estimates are based upon third-party costs. Productivity assumptions are based on historical experience with the equipment that is expected to be utilized in the reclamation activities. Our asset retirement obligations are initially recorded at fair value. In order to determine fair value, we use assumptions including a discount rate and third-party margin. Each is discussed further below:
•Discount Rate. Asset retirement obligations are initially recorded at fair value. We utilize discounted cash flow techniques to estimate the fair value of our obligations. We base our discount rate on the rates of treasury bonds with maturities similar to expected mine lives and adjust for our credit standing as necessary after considering funding and assurance provisions. Changes in our credit standing could have a material impact on our asset retirement obligations.
•Third-Party Margin. The measurement of an obligation at fair value is based upon the amount a third party would demand to perform the obligation. Because we plan to perform a significant amount of the reclamation activities with internal resources, a third-party margin was added to the estimated costs of these activities. This margin was estimated based upon our historical experience with contractors performing similar types of reclamation activities. The inclusion of this margin will result in a recorded obligation that is greater than our estimates of our cost to perform the reclamation activities. If our cost estimates are accurate, the excess of the recorded obligation over the cost incurred to perform the work will be recorded within depreciation, depletion and amortization within our Consolidated Statements of Operations at the time that reclamation work is completed.
On at least an annual basis, we review our reclamation liabilities and make necessary adjustments for permit changes as granted by state authorities, additional costs resulting from accelerated mine closures, and revisions to cost estimates and productivity assumptions to reflect current experience and updated plans. At December 31, 2020, we had recorded asset retirement obligation liabilities of $165.1 million, including amounts reported as current. While the precise amount of these future costs cannot be determined with certainty, as of December 31, 2020, we estimate that the aggregate undiscounted cost of final mine closures is approximately $496.4 million.
Retirement Plans. We have three non-contributory defined benefit retirement plans (the “Pension Plans”) covering certain of our salaried and non-union hourly employees, all of which are frozen. Benefits are based on either the employee’s compensation prior to retirement or stated amounts for each year of service with us. Funding of the Pension Plans is in accordance with requirements of ERISA, and our contributions can be deducted for federal income tax purposes. We contributed $22.7 million to our Pension Plans for the year ended December 31, 2020. For the year ended December 31, 2020, we recorded a net periodic benefit credit of $4.7 million, which included a settlement of $1.6 million, for our Pension Plans and have recorded net obligations of $218.7 million.
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
•The expected long-term rate of return on plan assets is an assumption of the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. We establish the expected long-term rate of return at the beginning of each fiscal year based upon historical returns and projected returns on the underlying mix of invested assets. The Pension Plans investment targets are 60% equity securities and 40% fixed income funds. Investments are rebalanced on a periodic basis to stay within these targeted guidelines. The long-term rate of return assumption used to determine net periodic benefit expense was 5.90% for the year ended December 31, 2020. The long-term rate of return assumption to be used in 2021 is expected to be 5.80%. Any difference between the actual experience and the assumed experience is deferred as an unrecognized actuarial gain or loss and amortized into expense in future periods.
•The discount rate represents our estimate of the interest rate at which pension benefits could be effectively settled. Assumed discount rates are used in the measurement of the projected and accumulated benefit obligations and the interest cost component of the net periodic benefit expense. In estimating that rate, we use rates of return on high quality, fixed income investments. The weighted average discount rate used to determine pension expense was 2.92% for the year ended December 31, 2020. The differences resulting from actual versus assumed discount rates are amortized into pension expense (credit) over the remaining average life of the active plan participants. A one percentage-point increase in the discount rate would increase the net periodic pension cost for the year ended December 31, 2020 by approximately $3.8 million and decrease the projected benefit obligation as of December 31, 2020 by approximately $90.9 million. The corresponding effects of a one percentage-point decrease in discount rate would decrease the net periodic pension cost for the year ended December 31, 2020 by approximately $5.2 million and increase the projected benefit obligation as of December 31, 2020 by approximately $113.9 million.
Coal Workers’ Pneumoconiosis. We are required by federal and state statues to provide benefits to employees for awards related to coal workers’ pneumoconiosis disease (black lung). Certain of our subsidiaries are insured for black lung obligations by a third-party insurance provider and certain subsidiaries are self-insured for state black lung obligations. Certain other subsidiaries are self-insured for federal black lung benefits and may fund benefit payments through Section 501(c)(21) tax-exempt trust fund. Provisions are made for estimated benefits based on annual evaluations prepared by independent actuaries. Charges are made to operations for self-insured black lung claims, as determined by an independent actuary at the present value of the actuarially computed liability for such benefits over the employee’s applicable term of service. These actuarially determined liabilities use various actuarial assumptions, including the discount rate, future cost trends, demographic assumptions, and return on plan assets to estimate the costs and obligations for these items. The discount rate represents our estimate of the interest rate at which black lung obligations could be effectively settled. Assumed discount rates are used in the measurement of the black lung benefit obligations and the interest cost and service cost components of the net periodic benefit expense. In estimating that rate, we use rates of return on high quality, fixed income investments. Refer to Note 20 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for the weighted-average rate assumptions related to black lung obligations used to determine the benefit obligation. If our assumptions do not materialize as expected, actual cash expenditures and costs that we incur could differ materially from our current estimates. Moreover, regulatory changes could affect our obligation to satisfy these or additional obligations. As of December 31, 2020, we had estimated black lung obligations of approximately $124.8 million, including amounts reported as current and within discontinued operations, which are net of assets of $2.7 million that are held in a tax-exempt trust fund.
Income Taxes. We recognize deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating our ability to recover our deferred tax assets within the jurisdiction in which they arise, we consider all available positive and negative evidence, including the expected reversals of deferred tax liabilities, projected future taxable income, taxable income available via carryback to prior years, tax planning strategies, and results of recent operations. We assess the realizability of our deferred tax assets, including scheduling the reversal of our deferred tax assets and liabilities, to determine the amount of valuation allowance needed. Scheduling the reversal of deferred tax asset and liability balances requires judgment and estimation. We believe the deferred tax liabilities relied upon as future taxable income in our assessment will reverse in the same period and jurisdiction and are of the same character as the temporary differences giving rise to the deferred tax assets that will be realized. At December 31, 2020, a valuation allowance of $263.4 million has been provided on federal and state net operating losses and other deferred tax assets not expected to provide future tax benefits.
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
We performed long-lived asset impairment tests as of November 30, 2020, August 31, 2020, May 31, 2020, and February 29, 2020. In total, we determined that indicators of impairment with respect to five long-lived asset groups within our Met reporting segment, three long-lived asset groups within its CAPP - Thermal reporting segment, and one long-lived asset group within discontinued operations existed during the year ended December 31, 2020. At December 31, 2020, we determined that the carrying amounts of the asset groups exceeded both their undiscounted cash flows and their estimated fair values. As a result, the Company recorded a long-lived asset impairment of $228.6 million, including $147.6 million recorded within discontinued operations.

We estimate the fair value of an asset group generally using discounted cash flow analysis based on estimates of future sales volumes, coal prices, production costs, and a risk-adjusted cost of capital. Changes in any of these assumptions could materially impact the estimated undiscounted cash flows of our asset groups. Refer to Note 2 and Note 8 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

The valuation methodology utilized to estimate the fair value of the reporting units is based on both a market and income approach and is within the range of fair values yielded under each approach. The income approach is based on a discounted cash flow methodology based on estimates of future sales volumes, coal prices, production costs, and a risk-adjusted cost of capital. The market approach is based on a guideline company and similar transaction methodology. Under the guideline company approach, certain metrics from a selected group of publicly traded guideline companies that have similar operations to the Company’s reporting units are used to estimate the fair value of the reporting units. Under the similar transactions approach, recent merger and acquisition transactions for companies that have similar operations to the Company’s reporting units are used to estimate the fair value of the Company’s reporting units.

The income approach is dependent upon a number of significant management estimates about future performance. Changes in any of these assumptions could materially impact the estimated fair value of our reporting units. Our forecasts of coal prices generally reflect a long-term outlook of market prices expected to be received for our coal. However, coal prices are influenced by global market conditions beyond our control. If actual coal prices are less than our expectations, it could have a material impact on the fair value of our reporting units. Our forecasts of costs to produce coal are based on our operating forecasts and an assumed inflation rate for materials and supplies such as steel, diesel fuel and explosives. However, the costs of the materials and supplies used in our production process such as steel, diesel fuel and explosives are influenced by global market conditions beyond our control. If actual costs are higher or if inflation increases above our expectations, it could have a material impact on the fair value of our reporting units. We also are faced with increasingly stringent safety standards and governmental regulation, much of which is beyond our control, which could increase our costs and materially decrease the fair value of our reporting units. For a further discussion of the factors that could result in a change in our assumptions, see “Risk Factors” in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission.

As of December 31, 2019, our goodwill balance was fully impaired. Refer to Note 2 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Alpha Metallurgical Resources, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Alpha Metallurgical Resources, Inc. and subsidiaries (the Company) as of December 31, 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

As described in Notes 2 and 17 to the consolidated financial statements, the Company’s consolidated asset retirement obligation liability was $165.1 million at December 31, 2020. The Company records the asset retirement obligation liability at fair value in the period in which the legal obligation associated with the retirement of the long-lived asset is incurred. Changes to the liability at operations that are not currently being reclaimed are offset by increasing or decreasing the carrying amount of the related long-lived asset. Changes to the liability at operations that are currently being reclaimed are recorded to depreciation, depletion, and amortization. The Company annually reviews its estimated future cash flows for its asset retirement obligations.

We identified the valuation of the asset retirement obligation as a critical audit matter because the estimate involves a high degree of subjectivity and auditing the significant assumptions utilized by management in estimating the amount of the liability requires judgment. In particular, the obligation is determined using a discounted cash flow technique and is based upon mining permit requirements and various assumptions including discount rates, inflation rate, estimates of disturbed acreage, timing of reclamation activities, and third-party reclamation costs.

Our audit procedures related to the Company’s asset retirement obligation liability included the following, among others:

–We obtained an understanding of the relevant controls related to the Company’s accounting for the asset retirement obligation liability, and tested such controls for design and operating effectiveness, including controls over management’s review of the significant assumptions and data inputs described above.
–We compared significant valuation assumptions including the discount rates and inflation rate to market data, and utilized a valuation specialist to assist in testing the Company’s discounted cash flow model.
–We compared the estimates of disturbed acreage, timing of reclamation activities, and third-party reclamation costs to the prior year estimate, assessing consistency between timing of reclamation activities and projected mine life, evaluated the appropriateness of the estimated costs based on mine type, and compared anticipated costs to recent operating data.
–We utilized an external specialist to perform observations of mine site operations, conducted interviews of engineering personnel, assessed the completeness of the mine reclamation estimate with respect to meeting mine closure and post closure plan regulatory requirements, and evaluated the reasonableness of the engineering estimates and assumptions.

/s/ RSM US LLP

We have served as the Company's auditor since 2020.

Atlanta, Georgia
March 15, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Alpha Metallurgical Resources, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Alpha Metallurgical Resources, Inc. (formerly Contura Energy, Inc.) and subsidiaries (the Company) as of December 31, 2019, the related consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ equity for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 2016 to 2020.

Richmond, Virginia
March 18, 2020, except for the seventh paragraph in Note 1 and Note 3, as to which the date is March 15, 2021

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019
Revenues:
Coal revenues	$1,413,124	$1,995,934
Other revenues	3,063	5,346
Total revenues	1,416,187	2,001,280
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	1,281,011	1,667,768
Depreciation, depletion and amortization	139,885	215,757
Accretion on asset retirement obligations	26,504	23,865
Amortization of acquired intangibles, net	9,214	(3,189)
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	57,356	78,953
Merger-related costs	—	1,090
Asset impairment and restructuring	83,878	66,324
Goodwill impairment	—	124,353
Total other operating income:
Mark-to-market adjustment for acquisition-related obligations	(8,750)	(3,564)
Other income	(2,223)	(974)
Total costs and expenses	1,586,875	2,170,383
Loss from operations	(170,688)	(169,103)
Other (expense) income:
Interest expense	(74,528)	(67,521)
Interest income	7,027	7,247
Loss on modification and extinguishment of debt	—	(26,459)
Equity loss in affiliates	(3,473)	(6,874)
Miscellaneous loss, net	(1,972)	(10,195)
Total other expense, net	(72,946)	(103,802)
Loss from continuing operations before income taxes	(243,634)	(272,905)
Income tax benefit	2,164	53,287
Net loss from continuing operations	(241,470)	(219,618)
Discontinued operations:
Loss from discontinued operations before income taxes	(205,429)	(105,185)
Income tax benefit from discontinued operations	—	8,484
Loss from discontinued operations	(205,429)	(96,701)
Net loss	$(446,899)	$(316,319)

Basic loss per common share:
Loss from continuing operations	$(13.20)	$(11.68)
Loss from discontinued operations	(11.22)	(5.14)
Net loss	$(24.42)	$(16.82)

Diluted loss per common share:
Loss from continuing operations	$(13.20)	$(11.68)
Loss from discontinued operations	(11.22)	(5.14)

Net loss	$(24.42)	$(16.82)

Weighted average shares - basic	18,298,362	18,808,460
Weighted average shares - diluted	18,298,362	18,808,460

Refer to accompanying Notes to Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)

	Year Ended December 31,
	2020	2019
Net loss	$(446,899)	$(316,319)
Other comprehensive loss, net of tax:
Employee benefit plans:
Current period actuarial loss	$(60,647)	$(42,891)
Income tax	—	—
	$(60,647)	$(42,891)
Less: reclassification adjustments for amounts reclassified to earnings due to amortization of net actuarial loss and settlements	7,278	7,405
Income tax	—	—
	$7,278	$7,405
Total other comprehensive loss, net of tax	$(53,369)	$(35,486)
Total comprehensive loss	$(500,268)	$(351,805)

Refer to accompanying Notes to Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$139,227	$212,803
Trade accounts receivable, net of allowance for doubtful accounts of $293 and $0 as of December 31, 2020 and 2019	145,670	224,173
Inventories, net	108,051	150,888
Prepaid expenses and other current assets	106,252	77,723
Current assets - discontinued operations	10,935	45,892
Total current assets	510,135	711,479
Property, plant, and equipment, net of accumulated depreciation and amortization of $382,423 and $256,378 as of December 31, 2020 and 2019	363,620	436,398
Owned and leased mineral rights, net of accumulated depletion and amortization of $35,143 and $27,548 as of December 31, 2020 and 2019	463,250	523,012
Other acquired intangibles, net of accumulated amortization of $25,700 and $26,806 as of December 31, 2020 and 2019	88,196	124,246
Long-term restricted cash	96,033	122,524
Deferred income taxes	—	33,065
Other non-current assets	149,382	189,475
Non-current assets - discontinued operations	9,473	162,624
Total assets	$1,680,089	$2,302,823
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$28,830	$28,476
Trade accounts payable	58,413	82,725
Acquisition-related obligations - current	19,099	33,639
Accrued expenses and other current liabilities	140,406	139,479
Current liabilities - discontinued operations	12,306	30,833
Total current liabilities	259,054	315,152
Long-term debt	553,697	564,458
Acquisition-related obligations - long-term	20,768	46,259
Workers’ compensation and black lung obligations	230,081	228,850
Pension obligations	218,671	204,086
Asset retirement obligations	140,074	164,406
Deferred income taxes	480	422
Other non-current liabilities	28,072	26,822
Non-current liabilities - discontinued operations	29,090	56,246
Total liabilities	1,479,987	1,606,701
Commitments and Contingencies (Note 23)
Stockholders’ Equity
Preferred stock - par value $0.01, 5.0 million shares authorized, none issued	—	—
Common stock - par value $0.01, 50.0 million shares authorized, 20.6 million issued and 18.3 million outstanding at December 31, 2020 and 20.5 million issued and 18.2 million outstanding at December 31, 2019	206	205
Additional paid-in capital	779,424	775,707
Accumulated other comprehensive loss	(111,985)	(58,616)

Treasury stock, at cost: 2.3 million shares at December 31, 2020 and 2019	(107,014)	(107,984)
(Accumulated deficit) retained earnings	(360,529)	86,810
Total stockholders’ equity	200,102	696,122
Total liabilities and stockholders’ equity	$1,680,089	$2,302,823

Refer to accompanying Notes to Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2020	2019
Operating activities:
Net loss	$(446,899)	$(316,319)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	151,455	315,162
Amortization of acquired intangibles, net	10,075	(88)
Accretion of acquisition-related obligations discount	3,342	5,522
Amortization of debt issuance costs and accretion of debt discount	14,772	14,070
Mark-to-market adjustment for acquisition-related obligations	(8,750)	(3,564)
Loss on sale of business	36,113	—
(Gain) loss on disposal of assets	(2,401)	8,142
Gain on assets acquired in an exchange transaction	—	(9,083)
Accretion on asset retirement obligations	30,658	33,759
Employee benefit plans, net	14,439	20,846
Deferred income taxes	33,123	(12,098)
Goodwill impairment	—	124,353
Asset impairment and restructuring	256,518	83,485
Loss on modification and extinguishment of debt	—	26,459
Stock-based compensation	4,896	12,397
Equity in loss of affiliates	3,473	6,874
Other, net	(5,972)	(5,204)
Changes in operating assets and liabilities
Trade accounts receivable, net	91,190	47,424
Inventories, net	48,689	(40,694)
Prepaid expenses and other current assets	28,152	56,671
Deposits	(17,926)	15,170
Other non-current assets	(6,753)	(24,460)
Trade accounts payable	(28,620)	(28,148)
Accrued expenses and other current liabilities	15,428	(25,495)
Acquisition-related obligations	(32,560)	(28,128)
Asset retirement obligations	(19,375)	(111,616)
Other non-current liabilities	(43,831)	(33,557)
Net cash provided by operating activities	129,236	131,880
Investing activities:
Capital expenditures	(153,990)	(192,411)
Proceeds on disposal of assets	4,023	2,780
Cash paid on sale of business	(52,192)	—
Capital contributions to equity affiliates	(3,443)	(10,051)
Purchase of investment securities	(21,129)	(92,855)
Maturity of investment securities	16,685	100,250
Other, net	77	535
Net cash used in investing activities	(209,969)	(191,752)
Financing activities:
Proceeds from borrowings on debt	57,500	544,946
Principal repayments of debt	(59,768)	(552,809)

Principal repayments of financing lease obligations	(3,176)	(3,654)
Debt issuance costs	—	(6,689)
Common stock repurchases and related expenses	(209)	(37,622)
Principal repayments of notes payable	(16,723)	(14,818)
Other, net	—	952
Net cash used in financing activities	(22,376)	(69,694)
Net decrease in cash and cash equivalents and restricted cash	(103,109)	(129,566)
Cash and cash equivalents and restricted cash at beginning of period	347,680	477,246
Cash and cash equivalents and restricted cash at end of period	$244,571	$347,680

Supplemental cash flow information:
Cash paid for interest	$49,294	$51,877
Cash paid for income taxes	$5	$3,039
Cash received for income tax refunds	$68,801	$72,236
Supplemental disclosure of noncash investing and financing activities:
Financing leases and capital financing - equipment	$4,411	$5,324
Accrued capital expenditures	$7,493	$4,110
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	As of December 31,
	2020	2019
Cash and cash equivalents	$139,227	$212,793
Short-term restricted cash (included in Prepaid expenses and other current assets)	9,311	12,363
Long-term restricted cash	96,033	122,524
Total cash and cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$244,571	$347,680

Refer to accompanying Notes to Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balances, December 31, 2018	$202	$761,301	$(23,130)	$(70,362)	$403,129	1,071,140
Net loss	—	—	—	—	(316,319)	(316,319)
Other comprehensive loss, net	—	—	(35,486)	—	—	(35,486)
Stock-based compensation and net issuance of common stock for share vesting	1	13,455	—	—	—	13,456
Exercise of stock options	2	932	—	—	—	934
Common stock repurchases and related expenses	—	—	—	(37,622)	—	(37,622)
Warrant exercises	—	19	—	—	—	19
Balances, December 31, 2019	$205	$775,707	$(58,616)	$(107,984)	$86,810	$696,122
Net loss	—	—	—	—	(446,899)	(446,899)
Credit losses cumulative-effect adjustment	—	—	—	—	(440)	(440)
Other comprehensive loss, net	—	—	(53,369)	—	—	(53,369)
Stock-based compensation and net issuance of common stock for share vesting	1	3,717	—	—	—	3,718
Common stock repurchases and related expenses	—	—	—	970	—	970
Balances, December 31, 2020	$206	$779,424	$(111,985)	$(107,014)	$(360,529)	$200,102
Refer to accompanying Notes to Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

(1) Business and Basis of Presentation
Business
Alpha Metallurgical Resources, Inc. (“Alpha” or the “Company”), previously named Contura Energy, Inc., is a Tennessee-based mining company with operations across Virginia and West Virginia. With customers across the globe, high-quality reserves and significant port capacity, Alpha is a leading U.S. supplier of metallurgical products for the steel industry.
The Company was formed to acquire and operate certain of Alpha Natural Resources, Inc.’s core coal operations, as part of the Alpha Natural Resources, Inc. bankruptcy reorganization. The Company began operations on July 26, 2016 and currently operates mines in the Central Appalachia region.
A merger with ANR, Inc. and Alpha Natural Resources Holdings, Inc. (together, the "Merger Companies”) was completed on November 9, 2018 (the “Merger”) pursuant to terms of the definitive merger agreement (the “Merger Agreement”). Upon the consummation of the transactions contemplated by the Merger Agreement, the Company began trading on the New York Stock Exchange under the ticker “CTRA.”

Effective February 1, 2021, the Company changed its corporate name from Contura Energy, Inc. to Alpha Metallurgical Resources, Inc. to more accurately reflect its strategic focus on the production of metallurgical coal. Following the effectiveness of its name change, the Company’s ticker symbol on the New York Stock Exchange changed from “CTRA” to “AMR” effective on February 4, 2021.

Basis of Presentation

Together, the consolidated balance sheet and consolidated statements of operations, comprehensive loss, cash flows and stockholders’ equity for the Company are referred to as the “Financial Statements.” The Financial Statements are also referred to as “Consolidated” and references across periods are generally labeled “Balance Sheets,” “Statements of Operations,” and “Statements of Cash Flows.”
The Consolidated Financial Statements include all wholly owned subsidiaries’ results of operations for the years ended December 31, 2020 and 2019. All significant intercompany transactions have been eliminated in consolidation.

On December 10, 2020, the Company closed on a transaction with Iron Senergy Holdings, LLC, to sell its thermal coal mining operations located in Pennsylvania consisting primarily of our Cumberland mining complex and related property (the Company’s former Northern Appalachia (“NAPP”) operations). On December 8, 2017, the Company closed a transaction with Blackjewel L.L.C. to sell the Eagle Butte and Belle Ayr mines located in the Powder River Basin (“PRB”), Wyoming, along with related coal reserves, equipment, infrastructure and other real properties. Refer to Note 3 for information related to Blackjewel L.L.C.’s subsequent bankruptcy filing and the related ESM transaction. The Company’s former NAPP and PRB operations results of operations and financial position are reported as discontinued operations in the Consolidated Financial Statements. The historical information in the accompanying Notes 2, 3, 4, 6, 7, 9, 10, 11, 12, 14, 15, 17, 18, 19, 20, 23, 24, and 25 to the Consolidated Financial Statements has been restated to reflect the effects of the former NAPP and PRB operations being reported as discontinued operations in the Consolidated Financial Statements. Refer to Note 3 for further information on discontinued operations.

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).
Liquidity Risks and Uncertainties

Weak market conditions and depressed coal prices have resulted in operating losses. If market conditions do not improve, the Company may experience continued operating losses and cash outflows in the coming quarters, which would adversely affect its liquidity. The Company may need to raise additional funds more quickly if market conditions deteriorate and may not be able to do so in a timely fashion, or at all. The Company believes it will have sufficient liquidity to meet its working capital requirements, anticipated capital expenditures, debt service requirements, acquisition-related obligations, and reclamation obligations for the 12 months subsequent to the issuance of these financial statements. The Company relies

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
on a number of assumptions in budgeting for future activities. These include the costs for mine development to sustain capacity of its operating mines, cash flows from operations, effects of regulation and taxes by governmental agencies, mining technology improvements and reclamation costs. These assumptions are inherently subject to significant business, political, economic, regulatory, environmental and competitive uncertainties, contingencies and risks, all of which are difficult to predict and many of which are beyond the Company’s control. Therefore, the cash on hand and from future operations will be subject to any significant changes in these assumptions.

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

As further described in Note 15, on March 20, 2020, the Company borrowed funds under a senior secured asset-based revolving credit facility. The funds were borrowed to augment the Company’s short-term operational flexibility in the face of uncertainty created by the current spread of the COVID-19 virus and its potential effects. In the first quarter of 2021, the Company repaid the remaining $3,350 of borrowed funds as of December 31, 2020.

In response to the COVID-19 pandemic, on March 27, 2020, the “Coronavirus Aid, Relief, and Economic Security
Act” (“CARES Act”) was enacted into law. As a result, the Company received $66,130 of accelerated refunds of previously generated alternative minimum tax (“AMT”) credits from the Internal Revenue Service (“IRS”) during the fourth quarter of 2020 as further described in Note 19 and deferred 2020 employer payroll taxes incurred after the date of enactment of $15,109, including discontinued operations, with two future payments of $7,554 each due by December 31, 2021 and 2022.

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

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
Cash and Cash Equivalents

 Cash and cash equivalents consist of cash held with reputable depository institutions and highly liquid, short-term investments with original maturities of three months or less. Cash and cash equivalents are stated at cost, which approximates fair value. As of December 31, 2020 and December 31, 2019, the Company’s cash equivalents of $139,227 and $212,803, respectively, consisted of highly-rated money market funds.

Restricted Cash

Amounts included in restricted cash represent cash deposits that are restricted as to withdrawal as required by certain agreements entered into by the Company and provide collateral in the amounts of $69,725, $8,445, and $17,863 as of December 31, 2020 to secure workers’ compensation and black lung obligations, reclamation-related obligations, and financial payments and other performance obligations, respectively, which have been written on the Company’s behalf. As of December 31, 2019, collateral was provided in the amounts of $51,650, $67,868, and $3,006 to secure workers’ compensation and black lung obligations, reclamation-related obligations, and financial payments and other performance obligations, respectively, which have been written on the Company’s behalf. The Company’s restricted cash is primarily invested in interest-bearing accounts. This restricted cash is classified as long-term on the Company’s Consolidated Balance Sheets. Additionally, as of December 31, 2020 and 2019, the Company had $9,311 and $12,363, respectively, of short-term restricted cash held in escrow related to the Company’s contingent revenue payment obligation. Refer to Note 16 for further information regarding the contingent payment revenue obligation.

Restricted Investments

Restricted investments consist of Federal Deposit Insurance Company (“FDIC”) insured certificates of deposit, mutual funds, and U.S. treasury bills classified as either trading securities or held-to-maturity securities. Trading securities are recorded initially at cost and are adjusted to fair value at each reporting period with unrealized gains and recorded in current period earnings or loss. Held-to-maturity securities are recorded at amortized cost with interest income recorded in current period earnings. As of December 31, 2020, $22,498 and $1,270 were classified as trading and held-to-maturity securities, respectively. As of December 31, 2019, $11,021 and $8,378 were classified as trading and held-to-maturity securities, respectively. Given the nature of the underlying investments, the Company does not expect any credit losses and has not recorded any credit losses with respect to its held-to-maturity portfolio.

Restricted investments are restricted as to withdrawal by certain agreements and provide collateral in the amounts of $51, $22,233, and $1,484 as of December 31, 2020 to secure workers’ compensation obligations, reclamation-related obligations, and financial payments and other performance obligations, respectively. As of December 31, 2019, collateral was provided in the amounts of $613 and $18,786 to secure workers’ compensation obligations and reclamation-related obligations, respectively. These restricted investments are classified as long-term on the Company’s Consolidated Balance Sheets.

Deposits

Deposits represent cash deposits held at third parties as required by certain agreements entered into by the Company to provide cash collateral. The Company had cash collateral in the form of deposits in the amounts of $25,633, $1,596, and $1,018 as of December 31, 2020 to secure reclamation-related obligations, financial payments and other performance obligations, and various other operating agreements, respectively. The Company had cash collateral in the form of deposits in the amounts of $8,887 and $1,423 as of December 31, 2019 to secure the Company’s obligations under reclamation-related obligations and various other operating agreements, respectively. These deposits are classified as both short-term and long-term on the Company’s Consolidated Balance Sheets.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at their invoiced amounts and do not bear interest. The Company markets its coal primarily to domestic and international steel producers and electric utilities in the United States. Credit is extended based on an evaluation of a customer’s financial condition, including a review of third-party credit score information. Collateral is generally not required. Accounts receivable balances are monitored against approved credit limits. Credit limits are monitored and adjusted as considered necessary based on changes to a customer’s credit profile. If a customer’s credit deteriorates, the Company may reduce credit risk exposure by reducing credit limits, obtaining letters of credit, obtaining credit insurance, or requiring pre-payment for shipments. Credit losses have historically not been material. Account balances are written-off against

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Refer to Note 24 for further information.

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

Discontinued Operations

In accordance with Accounting Standards Codification (“ASC”) 205-20-45, the Company treats a disposal transaction as a discontinued operation when the disposal of a component or group of components represents a strategic shift that will have a major effect on the Company’s operations and financial results. In the period in which the discontinued operations criteria are met, the assets and liabilities of the discontinued operations are separately presented on the Company's Consolidated Balance Sheets and the results of operations, including any gain or loss recognized, is reclassified to discontinued operations on the Company’s Consolidated Statement of Operations. Refer to Note 3 for further information on discontinued operations.

Deferred Longwall Move Expenses

The Company deferred the direct costs, including labor and supplies, associated with moving longwall equipment, the related equipment refurbishment costs, costs to drill vent holes and plug existing gas wells in advance of the longwall panel associated with its former NAPP operations included in discontinued operations of the Consolidated Balance Sheets as of December 31, 2020 and 2019. Refer to Note 3. These deferred costs were amortized on a units-of-production basis into cost of coal sales over the life of the related panel of coal mined by the longwall equipment.

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

Property, Plant, and Equipment, Net

Costs for mine development incurred to expand capacity of operating mines or to develop new mines are capitalized and charged to operations on the units-of-production method over the estimated proven and probable reserve tons directly benefiting from the capital expenditures. Mine development costs include costs incurred for site preparation and development of the mines during the development stage less any incidental revenue generated during the development stage. Mining equipment, buildings and other fixed assets are stated at cost and depreciated on a straight-line basis over estimated useful lives ranging from one to 25 years. Leasehold improvements are amortized using the straight-line method, over the shorter of the estimated useful lives or term of the lease. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. Maintenance and repairs are expensed as incurred. When equipment is retired or disposed, the related cost and accumulated depreciation are removed from the respective accounts and any profit or loss on disposal is recognized in other (income) expense in the Company’s Consolidated Statements of Operations. Costs to obtain owned and leased mineral rights are capitalized and amortized to operations as depletion expense using the units-of-production method. Only proven and probable reserves are included in the depletion base. Refer to Note 10 for further detail on

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
property, plant and equipment, net.

Owned and Leased Mineral Rights

Owned and leased mineral rights, net of accumulated depletion, for the years ended December 31, 2020 and 2019 were $463,250 and $523,012, respectively, and are reported in assets in the Company’s Consolidated Balance Sheets. These amounts include $10,491 and $36,723 of asset retirement obligation assets, net of accumulated depletion, associated with active mining operations for the years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2020 and 2019, the Company recorded a long-lived asset impairment which reduced the carrying value of owned and leased mineral rights, net, by $41,579 and $35,445, respectively. Refer to the asset impairment disclosure included in Note 8.

Costs to obtain owned and leased mineral rights are capitalized and amortized to operations as depletion expense using the units-of-production method. Only proven and probable reserves are included in the depletion base. Depletion expense is included in depreciation, depletion and amortization on the accompanying Consolidated Statements of Operations and was ($13,746) and $14,551 for the years ended December 31, 2020 and 2019, respectively.

Depletion expense for the years ended December 31, 2020 and 2019 includes a credit of ($34,377) and ($7,162), respectively, related to revisions to asset retirement obligations. Refer to Note 17 for further disclosures related to asset retirement obligations.

Leases

In accordance with ASC 842, the Company recognizes right of use assets and lease liabilities on the balance sheet for all leases with a term longer than 12 months. Some of these leases include both lease and non-lease components which are accounted for as a single lease component as the Company has elected the practical expedient to combine these components for all leases. The discount rates used to determine the present value of the lease assets and liabilities are based on the Company’s incremental borrowing rate at the lease commencement date and commensurate with the remaining lease term. As the rates implicit in most of the Company’s leases are not readily determinable, the Company uses a collateralized incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. The Company uses the portfolio approach and group leases by short-term and long-term categories, applying the corresponding incremental borrowing rates to these categories of leases. For leases with a term of 12 months or less, no right of use assets or liabilities are recognized on the balance sheet and the Company recognizes the lease expense on a straight-line basis over the lease term. Additionally, the Company recognizes variable lease payments as an expense in the period incurred.

Refer to Note 12 for disclosures related to leases and the Recently Adopted Accounting Guidance section below for further detail related to the initial adoption of the leases accounting standards.

Acquired Intangibles

The Company has recognized assets for acquired above market-priced coal supply agreements and acquired mine permits and liabilities for acquired below market-priced coal supply agreements. The coal supply agreements were valued based on the present value of the difference between the expected net contractual cash flows based on the stated contract terms, and the estimated net contractual cash flows derived from applying forward market prices at the Merger or acquisition date for new contracts of similar terms and conditions. The acquired mine permits were valued based on the replacement cost and lost profits method as of the Merger date. The balances and respective balance sheet classifications of such assets and liabilities as of December 31, 2020 and 2019, net of accumulated amortization, are set forth in the following tables:

	December 31, 2020
	Assets (1)	Liabilities (2)	Net Total
Coal supply agreements, net	$—	$(327)	$(327)
Acquired mine permits, net	88,196	—	88,196
Total	$88,196	$(327)	$87,869

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	December 31, 2019
	Assets (1)	Liabilities (2)	Net Total
Coal supply agreements, net	$18	$(6,018)	$(6,000)
Acquired mine permits, net	124,228	—	124,228
Total	$124,246	$(6,018)	$118,228
(1) Included within other acquired intangibles, net of accumulated amortization, on the Company’s Consolidated Balance Sheets.
(2) Included within other non-current liabilities on the Company’s Consolidated Balance Sheets.

During the years ended December 31, 2020 and 2019, the Company recorded long-lived asset impairments which reduced the carrying value of acquired mine permits, net, by $21,144 and $5,997. Refer to Note 8 for further information.

The acquired mine permits are amortized over the estimated life of the associated mine. The coal supply agreement assets and liabilities are amortized over the actual number of tons shipped over the life of each contract. The following table details the amortization of mine permits acquired as a result of the Merger and the amortization of above-market and below-market coal supply agreements.

	December 31,
	2020	2019
Amortization of mine permits (1)	$14,887	$23,921

Amortization of above-market coal supply agreements	$18	$783
Amortization of below-market coal supply agreements	(5,691)	(27,893)
Net income (1)	$(5,673)	$(27,110)
(1) Included within amortization of acquired intangibles, net in the Consolidated Statements of Operations.

Future net amortization expense related to acquired intangibles is expected to be as follows:

2021	$9,712
2022	10,039
2023	10,028
2024	8,677
2025	8,672
Thereafter	40,741
Total net future amortization expense	$87,869

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets of acquired companies. In connection with the Merger in 2018, the Company recorded goodwill of $124,353 and allocated it to the Met reportable segment. Goodwill is not amortized; instead, it is tested for impairment annually as of October 31 of each year or more frequently if indicators of impairment exist.

The Company performed an interim goodwill impairment test as of August 31, 2019 due to a decline in the Company’s market capitalization to amounts below book value combined with a decline in global metallurgical coal pricing which indicated that the fair value of the Met segment reporting unit may have been below its carrying value. Following the quantitative testing, the Company concluded that the fair value of the reporting unit exceeded its carrying value and no amount of goodwill was impaired. As of October 31, 2019, the Company performed its annual goodwill impairment test and concluded that more likely than not the fair value of its Met reporting unit to which the Company’s goodwill is allocated exceeded its carrying value. As a result, no amount of goodwill was considered impaired as a result of impairment testing at October 31, 2019.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

However, due to the continued weakening in coal market pricing combined with a significant market price decline for the Company’s stock late in the fourth quarter of 2019, the Company performed an interim goodwill impairment test as of December 31, 2019. Following the quantitative testing, the Company concluded that the carrying value of the Met reporting unit exceeded its fair value and recorded a goodwill impairment of $124,353 to write down the full carrying amount of goodwill.

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

The valuation methodology utilized to estimate the fair value of the reporting units is based on both a market and income approach and is within the range of fair values yielded under each approach. The income approach is based on a discounted cash flow methodology based on estimates of future sales volumes, coal prices, production costs, and a risk-adjusted cost of capital. These estimates generally constitute unobservable Level 3 inputs under the fair value hierarchy. The market approach is based on a guideline company and similar transaction methodology. Under the guideline company approach, certain metrics from a selected group of publicly traded guideline companies that have similar operations to the Company’s reporting units are used to estimate the fair value of the reporting units. Under the similar transactions approach, recent merger and acquisition transactions for companies that have similar operations to the Company’s reporting units are used to estimate the fair value of the Company’s reporting units.

The following table summarizes the changes in goodwill for the year ended December 31, 2019:

	Balance as of December 31, 2018	Measurement-Period Adjustments (2)	Impairments	Balance as of December 31, 2019
Goodwill (1)	$95,624	$28,729	$(124,353)	$—
(1) There was no goodwill activity during the year ended December 31, 2020.
(2) Prior to the finalization of the Merger purchase price allocation, the Company recorded measurement-period adjustments to the provisional opening balance sheet primarily to property, plant, and equipment, owned and leased mineral rights, asset retirement obligations, and certain actuarial liabilities.

Asset Impairment

Long-lived assets, such as property, plant, and equipment, mineral rights, and acquired intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset groups may not be recoverable. Recoverability of assets or asset groups to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. Long-lived assets located in a close geographic area are grouped together for purposes of impairment testing when, after considering revenue and cost interdependencies, circumstances indicate the assets are used together to produce future cash flows. The Company’s asset groups generally consist of the assets and applicable liabilities of one or more mines and preparation plants and associated coal reserves for which cash flows are largely independent of cash flows of other mines, preparation plants, and associated coal reserves. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, the potential impairment is equal to the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. The Company estimates the fair value of an asset group generally using discounted cash flow analysis based on estimates of future sales volumes, coal prices, production costs, and a risk-adjusted cost of capital. These estimates generally constitute unobservable Level 3 inputs under the fair value hierarchy. The amount of impairment, if any, is allocated to the long-lived assets on a pro-rata basis, except that the carrying value of the individual long-lived assets are not reduced below their estimated fair value. Refer to Note 8.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
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

During the year ended December 31, 2019, the Company recorded a long-lived asset impairment which reduced the carrying value of long-lived assets related to asset retirement obligations by $1,671. Refer to the asset impairment disclosure included in Note 8.

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

Revenue Recognition

In accordance with ASC 606 Revenue from Contracts with Customers (“ASC 606”), the Company measures revenue based on the consideration specified in a contract with a customer and recognizes revenue as a result of satisfying its promise to transfer goods or services in a contract with a customer using the following general revenue recognition five-step model: (1) identify the contract; (2) identify performance obligations; (3) determine transaction price; (4) allocate transaction price; and (5) recognize revenue. Freight and handling costs paid to third-party carriers and invoiced to coal customers are recorded as freight and handling costs and freight and handling fulfillment revenues within cost of coal sales and coal revenues, respectively. Refer to Note 4 for further disclosures related to revenue.

Workers’ Compensation and Pneumoconiosis (Black Lung) Benefits

Workers’ Compensation

As of December 31, 2020, the Company’s subsidiaries generally utilize high-deductible insurance programs for workers’ compensation claims at its operations with the exception of certain subsidiaries in which the Company is a qualified self-insurer

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
for workers’ compensation obligations. The liabilities for workers’ compensation claims are estimates of the ultimate losses incurred based on the Company’s experience and include a provision for incurred but not reported losses. Adjustments to the probable ultimate liabilities are made annually based on an actuarial study and adjustments to the liability are recorded based on the results of this study. These short-term and long-term obligations are included in the Consolidated Balance Sheets within accrued expenses and other current liabilities and workers’ compensation and black lung obligations, respectively, with an offsetting insurance receivable within prepaid expenses and other current assets and other non-current assets. As of December 31, 2020 and 2019, the workers’ compensation liability was net of a discount of $24,061 and $24,680, respectively, related to fair value adjustments associated with acquisition accounting. Refer to Note 20 for further disclosures related to workers’ compensation.

Black Lung Benefits

The Company is required by federal and state statutes to provide benefits to employees for awards related to black lung. As of December 31, 2020, certain of the Company’s subsidiaries are insured for black lung obligations by a third-party insurance provider and certain subsidiaries are self-insured for state black lung obligations. Certain other subsidiaries are self-insured for federal black lung benefits and may fund benefit payments through a Section 501(c)(21) tax-exempt trust fund. Charges are made to operations for black lung claims, as determined by an independent actuary at the present value of the actuarially computed liability for such benefits over the employee’s applicable term of service. The Company recognizes in its balance sheet the amount of the Company’s unfunded Accumulated Benefit Obligation (“ABO”) at the end of the year. Amounts recognized in accumulated other comprehensive income (loss) are adjusted out of accumulated other comprehensive income (loss) when they are subsequently recognized as components of net periodic benefit cost. These short-term and long-term obligations are included in the Consolidated Balance Sheets within accrued expenses and other current liabilities and workers’ compensation and black lung obligations, respectively. Refer to Note 20 for further disclosures related to black lung benefits.

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
Postretirement Life Insurance Benefits

As part of the Alpha Natural Resources, Inc. bankruptcy reorganization plan and the Retiree Committee Settlement Agreement, the Company assumed the liability for life insurance benefits for certain disabled and non-union retired employees. Provisions are made for estimated benefits based on annual evaluations prepared by independent actuaries. Adjustments to the probable ultimate liabilities are made annually based on an actuarial study and adjustments to the liability are recorded based on the results of this study. These obligations are included in the Consolidated Balance Sheet as accrued expenses and other current liabilities and other non-current liabilities. Refer to Note 20 for further disclosures related to postretirement life insurance benefits.

Net (Loss) Income per Share

 Basic net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of outstanding common shares for the period. Diluted (loss) earnings per share reflects the potential dilution that could occur if instruments that may require the issuance of common shares in the future were settled and the underlying common shares were issued. Diluted (loss) earnings per share is computed by increasing the weighted-average number of outstanding common shares computed in basic (loss) earnings per share to include the additional common shares that would be outstanding after issuance and adjusting net (loss) income for changes that would result from the issuance. Only those securities that are dilutive are included in the calculation. In periods of loss, the number of shares used to calculate diluted earnings is the same as basic earnings per share. Refer to Note 6 for further disclosures related to net (loss) income per share.

Stock-Based Compensation

The Company recognizes expense for stock-based compensation awards based on their grant-date fair value. The expense

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
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

Warrants

On July 26, 2016 (the “Initial Issue Date”), the Company issued 810,811 warrants, which are classified as equity instruments, each with an initial exercise price, as defined in the Series A Warrants Agreement (the “Warrants Agreement”), of $55.93 per share of common stock and exercisable for one share of the Alpha’s common stock, par value $0.01 per share. Pursuant to the Warrants Agreement, the warrants are exercisable for cash or on a cashless basis at any time from the Initial Issue Date until July 26, 2023, and no fractional shares shall be issued upon warrant exercises. The exercise price and the warrant share number will be adjusted in respect of certain dilutive events with respect to the common stock (namely, dividends or distributions on the common stock, share splits and combinations, above-market tender offers for common stock by the Company or a subsidiary thereof, and discounted issuances of common stock or rights or options to purchase common stock or securities convertible or exchangeable into common stock). Additionally, in the case of any reorganization (i.e., a consolidation, merger, or sale of all or substantially all of the consolidated assets of Alpha) pursuant to which the common stock is converted into cash, securities or other property, the warrants would become exercisable for such property. As of December 31, 2020 and 2019, the exercise price was $46.911 per share and the warrant share number was equal to 1.15, as adjusted in respect to certain diluted events with respect to the common stock during 2017 and 2018.
As of December 31, 2020 and 2019, of the 810,811 warrants that were originally issued, 801,370 remained outstanding, with a total of 921,576 shares underlying the un-exercised warrants. For the year ended December 31, 2020, there were no warrant exercises. For the year ended December 31, 2019, the Company issued 414 shares of common stock resulting from exercises of its Series A Warrants and, pursuant to the terms of the Warrants Agreement, withheld five of the issued shares in satisfaction of the warrant exercise price, which were subsequently reclassified as treasury stock.

Equity Method Investments

Investments in unconsolidated affiliates that the Company has the ability to exercise significant influence over, but not control, are accounted for under the equity method of accounting. Under the equity method of accounting, the Company records its proportionate share of the entity’s net income or loss at each reporting period in the Consolidated Statements of Operations in other (expense) income, with a corresponding entry to increase or decrease the carrying value of the investment. The carrying value of the Company’s equity method investments was $18,383 and $18,413 as of December 31, 2020 and 2019, respectively.

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

As a result of the adoption, the Company recorded operating lease right-of-use assets and lease liabilities on our Consolidated Balance Sheet. The following table summarizes the impact of the adoption of ASC 842 to the Company’s Consolidated Balance Sheet:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

		Balance at December 31, 2018	Adjustments	Balance at January 1, 2019
Assets	Balance Sheet Classification
Operating lease right-of-use assets	Other non-current assets	$—	$10,136	$10,136
Financing lease assets	Property, plant, and equipment, net	9,786	—	9,786
Total lease assets		$9,786	$10,136	$19,922

Liabilities	Balance Sheet Classification
Operating lease liabilities - current	Accrued expenses and other current liabilities	$—	$3,232	$3,232
Financing lease liabilities - current	Current portion of long-term debt	2,110	—	2,110
Operating lease liabilities - long-term	Other non-current liabilities	—	6,904	6,904
Financing lease liabilities - long-term	Long-term debt	4,313	—	4,313
Total lease liabilities		$6,423	$10,136	$16,559

The adoption of ASC 842 did not have a material impact on our Consolidated Statements of Operations, Consolidated Statements of Comprehensive Loss, or Consolidated Statements of Cash Flows. Refer to Note 12 for further disclosure requirements under the new standard.

Credit Losses: In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Credit Losses (“ASU 2016-13”). ASU 2016-13, along with related amendments and improvements issued in 2018 and 2019, replaces the previous incurred loss impairment methodology in U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable supportable information to inform credit loss estimates for financial instruments that are in the scope of this update, including trade accounts receivable. The Company adopted ASU 2016-13 during the first quarter of 2020. The adoption of this ASU did not have a material impact on the Company's Consolidated Financial Statements and related disclosures and resulted in a cumulative-effect adjustment to retained earnings of $440 in the Consolidated Balance Sheet as of January 1, 2020.

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

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
Benefit Plans—General (Subtopic 715-20) Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”). The amendments in this update modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. For public business entities, the standard is effective for fiscal years ending after December 15, 2020. The Company adopted ASU 2018-14 during the fourth quarter of 2020. The adoption of this ASU did not have a material impact on the Company's Consolidated Financial Statements and related disclosures.

Recent Accounting Guidance Issued Not Yet Effective

Convertible Debt and Contracts in Entity’s Own Equity: In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). The amendments in this update simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity, such as the Company’s outstanding Series A warrants. For public business entities, the standard is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

(3) Discontinued Operations

Discontinued operations consisted of activity related to the Company’s former NAPP and PRB operations.

Former NAPP Operations

On November 11, 2020, the Company entered into an unit purchase agreement (the “UPA”) to sell its thermal coal mining operations located in Pennsylvania consisting primarily of its Cumberland mining complex and related property (“Cumberland Transaction”) to a third party purchaser Iron Senergy Holdings, LLC (“Iron Senergy”). The Cumberland Transaction closed on December 10, 2020. In accordance with terms of the UPA, the Company transferred its equity interests in certain subsidiaries (Cumberland Contura, LLC, Contura Coal Resources, LLC, Contura Pennsylvania Land, LLC, Emerald Contura, LLC, and Contura Pennsylvania Terminal, LLC) along with total consideration of $49,987 to Iron Senergy. Pursuant to the terms of the UPA, the Company also retained certain assets and liabilities associated with its former NAPP operations. The mining permits associated with the Cumberland mining operations were obtained by Iron Senergy at closing. Due to the administrative process, the Company expects the release of the Company’s existing surety bonds and the acceptance of Iron Senergy’s replacement bonds to be completed by March 30, 2021.

The following table presents the details of the Cumberland Transaction:

Year Ended December 31, 2020
Cash	$19,987
Surety bonding collateral	30,000
Total consideration	49,987
Transaction costs	2,205
Carrying value of assets and liabilities (1)	$(16,079)
Loss on sale	$36,113
(1) Assets and liabilities were primarily comprised of property, plant and equipment, net of $32,872, deferred longwall move expenses of $15,173, and coal and supplies inventory of $5,112 and asset retirement obligations of $39,573, severance of $17,143, black lung obligations of $8,290, and subsidence liability of $3,559.

In connection with the UPA, the Company entered into certain agreements with Iron Senergy under which Iron Senergy will sell to the Company all of the coal that the Company is obligated to sell to customers under Cumberland coal supply agreements (“Cumberland CSAs”) which existed as of the transaction closing date but did not transfer to Iron Senergy at closing (each, a “Cumberland Back-to-Back Coal Supply Agreement”). Each Cumberland Back-to-Back Coal Supply Agreement has economic terms identical to, but offsetting, the related Cumberland CSA. If a Cumberland customer subsequently consents to assign a Cumberland CSA to Iron Senergy after closing, the related Cumberland CSA will immediately and automatically transfer to Iron Senergy and the related Cumberland Back-to-Back Coal Supply Agreements executed by the parties shall thereupon terminate as set forth therein. As the Company does not control the purchased coal prior to customer delivery, the Company will record coal purchases and sales under the related agreements on a net basis. Per terms

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
of the Cumberland Back-to-Back Coal Supply Agreements, the Company is required to purchase and sell 2,681 and 2,615 tons of coal in 2021 and 2022 totaling $104,051 and $101,990, respectively. For the year ended December 31, 2020, the Company purchased and sold 104 tons, totaling $3,997 under the Cumberland Back-to-Back Coal Supply Agreements.

Former PRB operations

On December 8, 2017, the Company closed a transaction (“PRB Transaction”) with Blackjewel L.L.C. (“Blackjewel” or the “Buyer”) to sell its Eagle Butte and Belle Ayr mines located in Wyoming (the “Western Mines” or “Western Assets”). On July 1, 2019, prior to the transfer of the permits, Blackjewel announced that it and certain affiliated entities had filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of West Virginia (the “Bankruptcy Court”). As the mine permit transfer process relating to the Company’s sale of the Western Assets to Blackjewel had not been completed prior to Blackjewel’s filing for Chapter 11 bankruptcy protection, the Company remained the permit holder in good standing for both mines and maintained surety bonding to cover related reclamation and other obligations. The Company remeasured the asset retirement obligations based on the expectation that the mining permits would not transfer and that Blackjewel would not perform on its contractual obligation to reclaim the properties due to the bankruptcy filing. The increase in the asset retirement obligation of $145,913 was expensed within depreciation, depletion, and amortization within discontinued operations in the Consolidated Statements of Operations during the year ended December 31, 2019 as the Company no longer owned the underlying mining assets.

On October 4, 2019, the Bankruptcy Court entered an order approving the sale by Blackjewel of the Western Assets to Eagle Specialty Materials (“ESM”), an affiliate of FM Coal, LLC (“FM Coal”). The closing of the ESM acquisition occurred on October 18, 2019 (the “ESM Transaction”). In connection with the ESM Transaction, the Company and ESM finalized an agreement which provided, among other items, for the transfer of the Western Asset permits from the Company to ESM once certain approvals for their transfer have been obtained and for the assumption by ESM of the related reclamation obligations. Additionally, the surety bonding previously maintained by the Company for the benefit of the Wyoming Department of Environmental Quality (“DEQ”) was released and replaced with substitute surety bonds arranged for by ESM. Lastly, ESM agreed to indemnify the Company and its affiliates against all reclamation liabilities related to the Western Assets and against claims by the federal government, the State of Wyoming, or Campbell County, Wyoming for royalties, ad valorem taxes, and other amounts relating to the Western Assets for the period beginning on December 8, 2017.

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
(2) The Company recorded a $59,543 gain within depreciation, depletion, and amortization within discontinued operations in the Consolidated Statements of Operations during the year ended December 31, 2019 as a result of the reduction of the reclamation obligation partially offset by the consideration paid.

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

On May 29, 2020, certain subsidiaries of the Company (Contura Coal West, LLC and Contura Wyoming Land, LLC), one of which held the mining permits for the Western Mines, were merged with certain subsidiaries of ESM to become wholly-owned subsidiaries of ESM and to complete the permit transfer process in connection with the ESM Transaction. Pursuant to terms of the transaction, the Company received from ESM approximately $625 in consideration for assets owned by Contura

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
Coal West, LLC but not previously conveyed.

In connection with the PRB Transaction, the Company entered into certain agreements with Blackjewel under which Blackjewel would sell to the Company all of the coal that the Company was obligated to sell to customers under Western Mines coal supply agreements (“Western Mines CSAs”) which existed as of the transaction closing date but did not transfer to Blackjewel at closing (each, a “PRB Back-to-Back Coal Supply Agreement”). The original PRB Back-to-Back Coal Supply Agreements were not assumed in connection with the ESM Transaction. Instead, the Company entered into new back-to-back coal supply agreements with Bluegrass Commodities LP, the sales and marketing agent for ESM, whereby the Company agreed to purchase and pay for, all coal that the Company is obligated to supply, deliver and sell under the Company’s PRB coal supply agreements that were still in effect as of the closing date of the ESM Transaction. Each PRB Back-to-Back Coal Supply Agreement had economic terms identical to, but offsetting, the related Western Mines CSA. As the Company did not control the purchased coal prior to customer delivery, the Company recorded coal purchases and sales under the related agreements on a net basis. Per terms of the PRB Back-to-Back Coal Supply Agreements, the Company purchased and sold 1,149 tons of coal totaling $11,682 for the year ended December 31, 2020. For the year ended December 31, 2019, the Company purchased and sold 929 tons, totaling $9,941 under the PRB Back-to-Back Coal Supply Agreements. As of December 31, 2020, the PRB Back-to-Back Coal Supply Agreements were expired.

Major Financial Statement Components of Discontinued Operations

The major components of net loss from discontinued operations before income taxes in the Consolidated Statements of Operations are as follows:

	Year Ended December 31,
	2020 (1)	2019
Revenues:
Total revenues	$235,509	$289,206
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	215,390	256,336
Depreciation, depletion and amortization (2)	11,570	99,405
Accretion on asset retirement obligations (3)	4,154	9,894
Asset impairment and restructuring (4)	172,640	17,161
Selling, general and administrative expenses (5)	1,623	4,349
Other (income) expenses	(926)	4,742
Other non-major expense items, net	374	2,504
Loss on sale	36,113	—
Loss from discontinued operations before income taxes	$(205,429)	$(105,185)
(1) For the year ended December 31, 2020, discontinued operations consisted entirely of activity related to the former NAPP operations.
(2) During the year ended December 31, 2019, depreciation, depletion and amortization includes $145,913 related to an increase in the Company’s estimate of its PRB asset retirement obligations which was partially offset by ($59,543) as a result of the ESM transaction. Refer to the disclosures above for details.
(3) For the year ended December 31, 2019, the former PRB operations’ accretion on asset retirement obligations of $5,961 related to the asset retirement obligations recorded as a result of the Blackjewel bankruptcy filing. Refer to the disclosures above for details.
(4) Refer to Note 8.
(5) Represents professional and legal fees.

Refer to Note 6 for net loss per share information related to discontinued operations.

The major components of assets and liabilities that are classified as discontinued operations in the Consolidated Balance Sheets are as follows:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	December 31,
	2020	2019
Assets:
Trade accounts receivable, net of allowance for doubtful accounts	$7,504	$20,493
Inventory, net	$—	$11,771
Prepaid expenses and other current assets	$3,431	$13,628
Property, plant, and equipment, net of accumulated depreciation and amortization	$—	$146,864
Other non-current assets	$9,473	$15,760

Liabilities:
Trade accounts payable, accrued expenses and other current liabilities	$7,433	$24,769
Asset retirement obligations	$—	$21,568
Workers’ compensation and black lung obligations	$32,672	$36,149
Other non-current liabilities	$1,291	$4,593

The major components of cash flows related to discontinued operations were as follows:

	Year Ended December 31,
	2020	2019
Depreciation, depletion and amortization	$11,570	$99,405
Capital expenditures	$34,411	$31,964
Other significant operating non-cash items related to discontinued operations:
Accretion on asset retirement obligations	$4,154	$9,894
Asset impairment and restructuring	$172,640	$17,161

(4) Revenue

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

The Company earns revenues primarily through the sale of coal produced at Company operations and coal purchased from third parties. The Company extracts, processes and markets met and thermal coal from deep and surface mines for sale to steel and coke producers, industrial customers, and electric utilities. The Company conducts mining operations only in the United States with mines in Central Appalachia. The Company has two reportable segments: Met and CAPP - Thermal. In addition to the two reportable segments, the All Other category includes general corporate overhead and corporate assets and liabilities, the elimination of certain intercompany activity, and the Company’s discontinued operations. Refer to Note 25 for further segment information.

The following tables disaggregate the Company’s coal revenues by product category and by market to depict how the nature, amount, timing, and uncertainty of the Company’s coal revenues and cash flows are affected by economic factors:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	Year Ended December 31, 2020
	Met Coal	Thermal Coal	Total
Export coal revenues	$870,121	$27,904	$898,025
Domestic coal revenues	362,654	152,445	515,099
Total coal revenues	$1,232,775	$180,349	$1,413,124

	Year Ended December 31, 2019
	Met Coal	Thermal Coal	Total
Export coal revenues	$1,174,942	$48,166	$1,223,108
Domestic coal revenues	551,806	221,020	772,826
Total coal revenues	$1,726,748	$269,186	$1,995,934
Performance Obligations

The Company considers each individual transfer of coal on a per shipment basis to the customer a performance obligation. The pricing terms of the Company’s contracts with customers include fixed pricing, variable pricing, or a combination of both fixed and variable pricing. All the Company’s revenue derived from contracts with customers is recognized at a point in time. The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied as of December 31, 2020.

	2021	2022	2023	2024	2025	Total
Estimated coal revenues (1)	$113,676	$28,000	$—	$—	$—	$141,676
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

(5) Accumulated Other Comprehensive Loss
The following tables summarize the changes to accumulated other comprehensive loss during the years ended December 31, 2020 and 2019:

	Balance January 1, 2020	Other comprehensive loss before reclassifications	Amounts reclassified from accumulated other comprehensive loss	Balance December 31, 2020
Employee benefit costs	$(58,616)	$(60,647)	$7,278	$(111,985)

	Balance January 1, 2019	Other comprehensive loss before reclassifications	Amounts reclassified from accumulated other comprehensive loss	Balance December 31, 2019
Employee benefit costs	$(23,130)	$(42,891)	$7,405	$(58,616)

The following table summarizes the amounts reclassified from accumulated other comprehensive loss and the Consolidated Statements of Operations line items affected by the reclassification during the years ended December 31, 2020 and 2019:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

Details about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss		Affected line item in the Consolidated Statements of Operations
	Year Ended December 31,
	2020	2019
Employee benefit costs:
Amortization of actuarial loss (1)	$3,929	$959	Miscellaneous loss, net
Settlement (1)	3,349	6,446	Miscellaneous loss, net
Total before income tax	$7,278	$7,405
Income tax	—	—	Income tax benefit
Total, net of income tax	$7,278	$7,405
(1) These accumulated other comprehensive loss components are included in the computation of net periodic benefit costs for certain employee benefit plans. Refer to Note 20.

(6) Net Loss per Share
The number of shares used to calculate basic net loss per common share is based on the weighted average number of the Company’s outstanding common shares during the respective period. The number of shares used to calculate diluted net loss per common share is based on the number of common shares used to calculate basic net loss per common share plus the dilutive effect of stock options and other stock-based instruments held by the Company’s employees and directors during the period, and the Company’s outstanding Series A warrants. The diluted effect of outstanding stock-based instruments is determined by application of the treasury stock method. The warrants become dilutive for diluted net loss per common share calculations when the market price of the Company’s common stock exceeds the exercise price. Dilutive securities are not included in the computation of diluted net loss per common share as the impact would be anti-dilutive. Refer to the Consolidated Statements of Operations for net loss per common share for the years ended December 31, 2020 and 2019.
For the years ended December 31, 2020 and 2019, 1,317,351 and 537,918 warrants, stock options, and other stock-based instruments, respectively, were excluded from the computation of dilutive net loss per share because they would have been anti-dilutive. When applying the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share are higher than the Company’s average stock price during an applicable period.

Anti-dilution also occurs in periods of a net loss, and the dilutive impact of all share-based compensation awards are excluded. For the years ended December 31, 2020 and 2019, the weighted average share impact of warrants, stock options, and other stock-based instruments that were excluded from the calculation of diluted shares due to the Company incurring a net loss for the period were 142,250 and 256,668, respectively.

(7) Inventories, net
Inventories, net consisted of the following:

	December 31,
	2020	2019
Raw coal	$15,084	$26,584
Saleable coal	69,262	100,275
Materials, supplies and other, net (1)	23,705	24,029
Total inventories, net	$108,051	$150,888
(1) Includes an increase in allowance for obsolete material and supplies inventory of $807 recorded as restructuring expense during the year ended December 31, 2020 (refer to Note 8).

(8) Asset Impairment and Restructuring

Long-lived Asset Impairment for the Year Ended December 31, 2020

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
During the year ended December 31, 2020, weakening coal market conditions due in part to the impact of the global COVID-19 Pandemic, as well as the following events resulted in quarterly impairment testing:

•During the second quarter of 2020, the Company announced that it would take certain strategic actions with respect to two of its thermal coal mining complexes in an effort to strengthen its financial performance and improve forecasted liquidity. The Company announced that an underground mine and preparation plant located in West Virginia would be idled during the third quarter of 2020. In addition, the Company decided not to move forward with the construction of a new refuse impoundment at its Cumberland mine in Pennsylvania and would therefore no longer spend the significant capital required in connection with the project. As a result, the Cumberland mine was expected to cease production by the end of 2022. On December 10, 2020, the Company sold its Cumberland mining operations. Refer to Note 3 for further details.

•During the fourth quarter of 2020, changes in mine plans and the determination that certain mineral reserves previously forecasted to be mined were no longer considered economic due to poor geologic conditions reduced forecasted cash flows for one Met and one CAPP - Thermal asset group to amounts below those required for full recoverability.

The Company performed long-lived asset impairment tests as of November 30, 2020, August 31, 2020, May 31, 2020, and February 29, 2020. In total, the Company determined that indicators of impairment with respect to five long-lived asset groups within its Met reporting segment, three long-lived asset groups within its CAPP - Thermal reporting segment, and one long-lived asset group within discontinued operations existed during the year ended December 31, 2020.

The following tables present the details of the long-lived asset impairments during the year ended December 31, 2020:

	Year Ended December 31, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended
Continuing operations:
Met	$32,951	$—	$—	$13,366	$46,317
CAPP - Thermal	758	17,385	219	16,270	34,632
All Other	—	5	—	—	5
Total from continuing operations	$33,709	$17,390	$219	$29,636	$80,954

Discontinued operations:	$—	$144,348	$3,297	$—	$147,645
Total long-lived asset impairment:	$33,709	$161,738	$3,516	$29,636	$228,599

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	Year Ended December 31, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended
Continuing operations:
Mineral rights, net	$21,825	$2,241	$—	$17,513	$41,579
Property, plant, and equipment, net	6,066	6,496	219	5,450	$18,231
Acquired mine permits, net	5,818	8,653	—	6,673	$21,144
Total from continuing operations	$33,709	$17,390	$219	$29,636	$80,954

Discontinued operations:
Mineral rights, net	$—	$16,364	$—	$—	$16,364
Property, plant, and equipment, net	—	127,984	3,297	—	$131,281
Total from discontinued operations	$—	$144,348	$3,297	$—	$147,645

Total long-lived asset impairment:
Mineral rights, net	$21,825	$18,605	$—	$17,513	$57,943
Property, plant, and equipment, net	6,066	134,480	3,516	5,450	149,512
Acquired mine permits, net	5,818	8,653	—	6,673	21,144
Total long-lived asset impairment	$33,709	$161,738	$3,516	$29,636	$228,599

Long-lived Asset Impairment for the Year Ended December 31, 2019

During the year ended December 31, 2019, the Company determined that indicators of impairment were present for three long-lived asset groups within each of its Met and CAPP - Thermal reporting segments and performed impairment testing as of December 31, 2019. At December 31, 2019, the Company determined that the carrying amounts of the asset groups exceeded both their undiscounted cash flows and their estimated fair values. As a result, after allocating the potential impairment to individual assets, the Company recorded a long-lived asset impairment of $60,169, of which $9,176 was recorded within Met and $50,993 was recorded within CAPP - Thermal within continuing operations of the Consolidated Statements of Operations. The long-lived asset impairment reduced the carrying values of mineral rights by $35,445, property, plant, and equipment, net, by $17,056, acquired mine permits, net, by $5,997, and long-lived assets related to asset retirement obligations by $1,671.

Additionally, during the year ended December 31, 2019, the Company recorded an asset impairment of $6,155 within continuing operations of the Consolidated Statements of Operations primarily related to the write-off of prepaid purchased coal as a result of Blackjewel’s Chapter 11 bankruptcy filing on July 1, 2019. During the year ended December 31, 2019, the Company also recorded an asset impairment of $17,161 within discontinued operations of the Consolidated Statements of Operations which was primarily related to the write-off of tax related indemnification receivables within the former PRB operations. The Company was considered to be the primary obligor for certain taxes that Blackjewel was contractually obligated to pay. During the year ended December 31, 2019, the Company recorded an impairment charge for the offsetting receivable form Blackjewel as a result of the Blackjewel bankruptcy filing. Refer to Note 3 for further information.

Restructuring

As a result of the strategic actions discussed above, the Company recorded restructuring expense during the year ended December 31, 2020 as follows:

	Year Ended December 31, 2020
	Total Restructuring	Continuing Operations (3)	Discontinued Operations
Severance and employee-related benefits (1)	$26,037	$2,117	$23,920
Other costs (2)	1,882	807	1,075
Total restructuring expense	$27,919	$2,924	$24,995

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

(1) Severance and employee-related benefits were considered probable and estimable based on provisions of contractual agreements and existing employee benefit plans.
(2) The year ended December 31, 2020 includes accelerated amortization of deferred longwall move expenses of $668, allowance for advanced mining royalties of $407, and allowance for obsolete materials and supplies inventory of $807.
(3) During the year ended December 31, 2020, total restructuring expenses of $2,087 and $837 were recorded within the reportable segments CAPP - Thermal and All Other, respectively. The total restructuring expenses of $2,924 affected Accrued expenses and other current liabilities, Other non-current liabilities, inventories, net, and Other non-current assets.

There were no restructuring expenses recorded during the year ended December 31, 2019.

(9) Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 31,
	2020	2019
Prepaid freight	$8,515	$8,268
Notes and other receivables	13,245	8,447
Short-term restricted cash	9,311	12,363
Short-term deposits	47	689
Prepaid insurance	6,510	9,591
Refundable income taxes	64,565	33,915
Prepaid bond premium	2,576	2,454
Other prepaid expenses	1,483	1,996
Total prepaid expenses and other current assets	$106,252	$77,723

(10) Property, Plant, and Equipment, net

Property, plant, and equipment, net, consisted of the following:

	December 31,
	2020	2019
Plant and mining equipment	$603,463	$600,495
Mine development	96,008	36,721
Land	26,606	30,506
Office equipment, software and other	1,379	1,396
Construction in progress	18,587	23,658
Total property, equipment and mine development costs	746,043	692,776
Less accumulated depreciation, depletion and amortization	382,423	256,378
Total property, plant, and equipment, net	$363,620	$436,398
Included in plant and mining equipment are assets under financing leases totaling $7,907 and $14,328 with accumulated depreciation of $3,645 and $4,641 as of December 31, 2020 and December 31, 2019, respectively.
Depreciation and amortization expense associated with property, plant, equipment, and non-mineral asset retirement obligation assets, net, was $153,631 and $201,206 for the years ended December 31, 2020 and 2019, respectively.

Depreciation expense for the years ended December 31, 2020 and 2019 includes a credit of ($3,689) and ($1,522), respectively, related to revisions to asset retirement obligations. Refer to Note 17 for further disclosures related to asset retirement obligations.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
During the years ended December 31, 2020 and 2019, the Company recorded long-lived asset impairments which reduced the carrying value of property, plant, and equipment, net, by $18,231 and $17,056, respectively. Refer to Note 8 for further information.

As of December 31, 2020, the Company had commitments to purchase approximately $5,008 and $170 of new equipment, expected to be acquired at various dates in 2021 and 2023, respectively.

(11) Other Non-Current Assets
Other non-current assets consisted of the following:

	December 31,
	2020	2019
Operating lease right-of-use assets	$5,671	$7,298
Long-term deposits	28,200	9,621
Long-term restricted investments	23,768	19,399
Equity method investments	18,383	18,413
Federal income tax receivable	—	64,160
Workers’ compensation receivables	48,320	52,757
Other	25,040	17,827
Total other non-current assets	$149,382	$189,475

(12) Leases

The Company’s lease population consists primarily of vehicle and heavy equipment leases and leases for office equipment. The Company’s building and land leases relate to corporate office space and certain site offices. The Company determines whether a contract contains a lease based on whether the Company obtains the right to control the use of specifically identifiable property, plant, and equipment for a period of time in exchange for consideration. For the years ended December 31, 2020 and 2019, the Company identified no instances requiring significant judgment in determining whether any contracts entered into during the period were or were not leases. Additionally, the Company had no material sublease agreements within the scope of ASC 842 or lease agreements for which the Company was the lessor for the years ended December 31, 2020 and 2019.

Renewal options in the Company’s lease population primarily relate to month-to-month extensions on vehicle leases and are immaterial both individually and in the aggregate. The Company includes renewal options that are reasonably certain to be exercised in the measurement of lease liabilities. As of December 31, 2020, the Company does not intend to exercise any termination options on existing leases.

As of December 31, 2020 and 2019, the Company had the following right-of-use assets and lease liabilities within the Company’s Consolidated Balance Sheets:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

		December 31, 2020	December 31, 2019
Assets	Balance Sheet Classification
Financing lease assets	Property, plant, and equipment, net	$4,262	$9,687
Operating lease right-of-use assets	Other non-current assets	5,671	7,298
Total lease assets		$9,933	$16,985

Liabilities	Balance Sheet Classification
Financing lease liabilities - current	Current portion of long-term debt	$2,014	$3,266
Operating lease liabilities - current	Accrued expenses and other current liabilities	595	1,402
Financing lease liabilities - long-term	Long-term debt	1,996	4,651
Operating lease liabilities - long-term	Other non-current liabilities	5,076	5,896
Total lease liabilities		$9,681	$15,215

Total lease costs and other lease information for the years ended December 31, 2020 and 2019 included the following:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Lease cost (1)
Financing lease cost:
Amortization of leased assets	$3,238	$3,738
Interest on lease liabilities	358	477
Operating lease cost	2,105	2,389
Short-term lease cost	1,518	1,851
Total lease cost	$7,219	$8,455
(1) The Company had no variable lease costs or sublease income for the years ended December 31, 2020 and 2019.

	Year Ended December 31, 2020	Year Ended December 31, 2019
Other information
Cash paid for amounts included in the measurement of lease liabilities	$7,157	$8,349
Operating cash flows from financing leases	$358	$463
Operating cash flows from operating leases	$3,623	$4,240
Financing cash flows from financing leases	$3,176	$3,646
Right-of-use assets obtained in exchange for new financing lease liabilities	$221	$1,429
Right-of-use assets obtained in exchange for new operating lease liabilities	$(12)	$371

Lease Term and Discount Rate
Weighted-average remaining lease term in months - financing leases	23.3	33.7
Weighted-average remaining lease term in months - operating leases	101.4	105.1
Weighted-average discount rate - financing leases	6.1%	5.4%
Weighted-average discount rate - operating leases	11.5%	11.4%

The Company has elected to show net instead of gross amounts for right-of-use assets and liabilities within its Consolidated Statements of Cash Flows.

The following table summarizes the maturity of the Company’s lease liabilities on an undiscounted cash flow basis and a reconciliation to the lease liabilities recognized in the Company’s Consolidated Balance Sheet as of December 31, 2020:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	Financing Leases	Operating Leases
Lease cost
2021	$2,210	$1,210
2022	1,827	1,076
2023	269	1,101
2024	6	982
2025	—	897
Thereafter	—	4,018
Total future minimum lease payments	$4,312	$9,284
Imputed interest	(302)	(3,613)
Present value of future minimum lease payments	$4,010	$5,671

As of December 31, 2020, the Company had no leases with future commencement dates that will create significant rights or obligations for the Company.

(13) Stock Repurchases
In May 2019, the Company’s Board of Directors adopted a capital return program that permits the Company to return to stockholders up to an aggregate amount of $250,000 of capital. The capital return program does not have a fixed expiration date and returns of capital may take the form of share repurchases, dividends or a combination thereof. Any share repurchases may be made from time to time through open market transactions, block trades, privately negotiated transactions, tender offers, or otherwise. Any returns of capital under the program will be at the discretion of the Company’s Board of Directors and are subject to market and business conditions, levels of available liquidity, the Company’s cash needs, restrictions under agreements or obligations, legal or regulatory requirements or restrictions, and other relevant factors.

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

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
(14) Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2020	2019
Wages and benefits	$40,330	$37,983
Workers’ compensation	10,355	11,317
Black lung	6,784	7,409
Taxes other than income taxes	21,540	24,662
Current portion of asset retirement obligations	24,990	38,731
Accrued interest and fees	15,902	4,362
Deferred revenue	13,197	—
Freight accrual	2,610	5,851
Other	4,698	9,164
Total accrued expenses and other current liabilities	$140,406	$139,479

(15) Long-Term Debt
Long-term debt consisted of the following:

	December 31,
	2020	2019
Term Loan Credit Facility - due June 2024	$553,373	$558,991
ABL Facility - due April 2022	3,350	—
LCC Note Payable	27,500	45,000
LCC Water Treatment Obligation	6,875	9,375
Other (1)	8,475	9,263
Debt discount and issuance costs	(17,046)	(29,695)
Total long-term debt	582,527	592,934
Less current portion	(28,830)	(28,476)
Long-term debt, net of current portion	$553,697	$564,458
(1) Includes financing leases, refer to Note 12 for additional information.

Term Loan Credit Facility - due June 2024
On June 14, 2019, the Company entered into a Credit Agreement with Cantor Fitzgerald Securities, as administrative agent and collateral agent, and the other lenders party thereto (as defined therein) that provides for a senior secured term loan facility in the aggregate principal amount of $561,800 with a maturity date of June 14, 2024 (the “Term Loan Credit Facility”). Principal repayments equal to approximately $1,405 are due each March, June, September and December (commencing with September 30, 2019) with the final principal repayment installment repaid on the maturity date and in an amount equal to the aggregate principal amount outstanding on such date. The Term Loan Credit Facility bears an interest rate per annum based on the character of the loan (defined as either “Base Rate Loan” or “Eurocurrency Rate Loan”). Each loan type bears interest at a rate per annum comprised of a base rate (as defined) plus an applicable percentage (6.00% for Base Rate Loans and 7.00% for Eurocurrency Rate Loans on or prior to the second anniversary of the Closing Date and 7.00% or 8.00% thereafter (the “Applicable Rate”)). The Eurocurrency base rate is subject to a 2.00% floor. Interest accrued on each Base Rate Loan is payable in arrears on the last business day of each March, June, September and December and the maturity date. Interest accrued on each Eurocurrency Rate Loan is payable in arrears on the last day of each interest period as defined therein. As of December 31, 2020, the borrowings made under the Term Loan Credit Facility were comprised of Eurocurrency Rate Loans with an interest rate of 9.00%, calculated as the Eurocurrency rate during the period plus an applicable rate of 7.00%. As of December 31, 2020, the carrying value of the Term Loan Credit Facility was $540,643, with $5,618 classified as current, within the Consolidated

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
Balance Sheets. As of December 31, 2019, the carrying value of the term loan credit facility was $538,765, with $5,618 classified as current, within the Consolidated Balance Sheets.

The Term Loan Credit Facility was provided primarily by certain of the Company’s existing shareholders (related parties) as of the agreement date. As such, the Company analyzed various factors of the transaction and concluded the Term Loan Credit Facility was issued at a reasonable market rate and therefore considered to be an arm’s length transaction.

The Company used the proceeds from the Term Loan Credit Facility to repay the outstanding principal balance of $543,125 under the Amended and Restated Credit Agreement dated November 9, 2018 and fees related to such refinancing. The Company recorded a loss on modification of debt of $255, primarily related to modification fees paid under the refinance, and a loss on extinguishment of debt of $26,204, primarily related to the write-off of outstanding debt discounts and unamortized debt issuance costs under the Amended and Restated Credit Agreement dated November 9, 2018, which are recorded in loss on modification and extinguishment of debt within the Consolidated Statements of Operations for the year ended December 31, 2019.

All obligations under the Term Loan Credit Facility are guaranteed by substantially all of Alpha’s direct and indirect subsidiaries. Certain obligations under the Term Loan Facility are secured by a senior lien, subject to certain exceptions (including the ABL Priority Collateral described below), by substantially all of Alpha’s assets and the assets of Alpha’s subsidiary guarantors (“Term Loan Priority Collateral”), in each case subject to exceptions. The obligations under the Term Loan Credit Facility are also secured by a junior lien, again subject to certain exceptions, against the ABL Priority Collateral. The Term Loan Facility contains negative and affirmative covenants including certain financial covenants that are more flexible than the covenants on the Amended and Restated Credit Agreement dated November 9, 2018. The Company was in compliance with all covenants under this agreement as of December 31, 2020.

Amended and Restated Asset-Based Revolving Credit Agreement

On November 9, 2018, the Company entered into the Amended and Restated Asset-Based Revolving Credit Agreement with Citibank N.A. as administrative agent, collateral agent, and swingline lender and the other lenders party thereto (the “Lenders”), and Citibank N.A., Barclays Bank PLC, BMO Harris Bank N.A. and Credit Suisse AG as letter of credit issuers (“LC Lenders”). The Amended and Restated Asset-Based Revolving Credit Agreement amended and restated the Asset-Based Revolving Credit Agreement dated April 3, 2017, in its entirety, and includes a senior secured asset-based revolving credit facility (the “ABL Facility”). Under the ABL Facility, the Company may borrow cash from the Lenders (as defined therein) or cause the L/C Issuers (as defined therein) to issue letters of credit, on a revolving basis, in an aggregate amount of up to $225,000, of which no more than $200,000 may be drawn through letters of credit. Any borrowings under the ABL Facility will have a maturity date of April 3, 2022 and will bear interest based on the character of the loan (defined as either “Base Rate Loan” or “Eurocurrency Rate Loan”) plus an applicable rate ranging from 1.00% to 1.50% for Base Rate Loans and 2.00% to 2.50% for Eurocurrency Rate Loans, depending on the amount of credit available. Pursuant to terms of the Amended and Restated Asset-Based Revolving Credit Agreement at each notice period, the Company elects the character of the loan, the interest period, and may provide notice of continuation or conversion of the borrowed principal amount with the ability to repay the borrowed principal amount in advance of the maturity date without penalty. The Amended and Restated Asset-Based Revolving Credit Agreement provides that a specified percentage of billed, unbilled and approved foreign receivables and raw and clean inventory meeting certain criteria are eligible to be counted for purposes of collateralizing the amount of financing available, subject to certain terms and conditions. Availability under the ABL Facility is calculated on a monthly basis and fluctuates based on qualifying amounts of coal inventory and trade accounts receivable (the “Borrowing Base”) and the facility's covenant limitations related to the Fixed Charge Coverage Ratio (as defined in therein). In accordance with terms of the ABL Facility, the Company may be required to collateralize the ABL Facility to the extent outstanding borrowings and letters of credit under the ABL Facility exceed the Borrowing Base after considering covenant limitations. Due to fluctuations of the Borrowing Base, the Company was required to post $25,000 of collateral in January 2021 to remain in compliance with the terms of the ABL Facility as of December 31, 2020.
On March 20, 2020, the Company borrowed $57,500 principal amount under the ABL Facility. The funds were borrowed to augment the Company’s short-term operational flexibility in the face of uncertainty created by the current spread of the COVID-19 virus and its potential effects (see further discussion in Note 1). As of December 31, 2020, the borrowings made under the ABL Facility were comprised of Eurocurrency Rate Loans with an interest rate of 2.73%, calculated as the Eurocurrency rate during the period plus an applicable rate of 2.50%. The interest rate is subject to periodic adjustment and is subject to adjustment again on April 7, 2021. As of December 31, 2020, the carrying value of the ABL Facility was $3,350, all

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
of which was classified as long-term within the Consolidated Balance Sheets. As of December 31, 2019, the Company had no borrowings under the ABL Facility.
Any letters of credit issued under the ABL Facility will bear a commitment fee rate ranging from 0.25% to 0.375% depending on the amount of availability per terms of the agreement, and a fronting fee of 0.25% of the face amount under each letter of credit, payable to the ABL Facility’s administrative agent. As of December 31, 2020 and December 31, 2019, the Company had $123,108 and $99,876 letters of credit outstanding under the ABL Facility, respectively.
The ABL Facility is guaranteed by substantially all of Alpha’s direct and indirect subsidiaries (together with the Alpha, the “Loan Parties”) and secured by all or substantially all assets of the Loan Parties, including equity in its direct domestic subsidiaries and first-tier foreign subsidiaries, as collateral for the obligations under the ABL Facility. The ABL Facility has a first lien on ABL priority collateral and a second lien on term loan priority collateral. The Amended and Restated Asset-Based Revolving Credit Agreement, as amended, and related documents contain negative and affirmative covenants including certain financial covenants. The Company is in compliance with all covenants under these agreements as of December 31, 2020.

LCC Note Payable

As a result of the Merger, the Company assumed a note payable to Lexington Coal Company (“LCC”) in the aggregate amount of $62,500 (the “LCC Note Payable”) and with a maturity date of July 26, 2022. The LCC Note Payable has no stated interest rate and an imputed interest rate of 12.45%. Principal repayments equal to $17,500 are due each July during 2019, 2020 and 2021, with the final principal payment of $10,000 due on the maturity date. The carrying value of the LCC Note Payable was $24,423 and $37,695, with $17,500 and $17,500 reported within the current portion of long-term debt as of December 31, 2020 and 2019, respectively.

LCC Water Treatment Stipulation

As a result of the Merger, the Company assumed an obligation to contribute $12,500 into Lexington Coal Company’s water treatment restricted cash accounts (the “LCC Water Treatment Stipulation”). Contributions equal to $625 are due each January, April, July and October from 2019 through 2023. The LCC Water Treatment Stipulation has no stated interest rate and an imputed interest rate of 13.12%. The carrying value of the LCC Water Treatment Stipulation was $5,636 and $7,211, with $1,875 and $1,875 reported within the current portion of long-term debt as of December 31, 2020 and 2019, respectively.

Future Maturities

Future maturities of long-term debt as of December 31, 2020 are as follows:

2021	$28,830
2022	24,815
2023	9,300
2024	536,628
Total long-term debt	$599,573

(16) Acquisition-Related Obligations
Acquisition-related obligations consisted of the following:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	December 31,
	2020	2019
Contingent Revenue Obligation	$28,967	$52,427
Environmental Settlement Obligations	10,391	16,305
Reclamation Funding Liability	—	12,000
UMWA Funds Settlement Liability	2,000	4,000
Discount	(1,491)	(4,834)
Total acquisition-related obligations	39,867	79,898
Less current portion	(19,099)	(33,639)
Acquisition-related obligations, net of current portion	$20,768	$46,259

The Company entered into various settlement agreements with Alpha Natural Resources, Inc. and/or the Alpha Natural Resources, Inc. bankruptcy successor ANR, Inc. and third parties as part of the Alpha Natural Resources, Inc. bankruptcy reorganization process. The Company assumed acquisition-related obligations through those settlement agreements which became effective on July 26, 2016, the effective date of Alpha Natural Resources, Inc.’s plan of reorganization. Additionally, as a result of the Merger, the Company assumed certain acquisition-related obligations pursuant to the terms stipulated within the bankruptcy settlement previously entered into by the Merger Companies.

Contingent Revenue Obligation

As a result of the Merger, the Company assumed a contingent revenue payment obligation (the “Contingent Revenue Obligation”) to certain of the Merger Companies’ creditors pursuant to the terms stipulated within the bankruptcy settlement previously entered into by the Merger Companies. Pursuant to terms of the obligation, the annual obligation will be limited to revenues derived from legacy operations for the Merger Companies and will not include revenues related to legacy Alpha Metallurgical Resources, Inc. operations. The Contingent Revenue Obligation consists of a contingent revenue payment of 1.5% of annual gross revenues of the legacy operations for the Merger Companies up to $500,000 and 1.0% of annual gross revenue of the legacy operations for the Merger Companies in excess of $500,000 through the period ended December 31, 2022. As of December 31, 2020 and 2019, the carrying value of the Contingent Revenue Obligation was $28,967 and $52,427, with $11,393 and $14,646 classified as current, respectively, and classified as an acquisition-related obligation in the Consolidated Balance Sheets. Refer to Note 18 for further disclosures related to the fair value assignment and methods used.

During the second quarter of 2020, the Company paid $15,084, including $374 of unclaimed unsecured claims distributions, pursuant to terms of the Contingent Revenue Obligation. During the second quarter of 2019, the Company paid $9,627 pursuant to terms of the Contingent Revenue Obligation.

Environmental Settlement Obligations

As a result of the Merger, the Company assumed certain environmental settlement obligations (the “Environmental Settlement Obligations”) pursuant to the terms stipulated within the bankruptcy settlement previously entered into by the Merger Companies. These obligations include payments to a third-party environmental agency and the funding of certain reclamation related projects through 2022. As of December 31, 2020 and 2019, the carrying value of the Environmental Settlement Obligations was $9,237 and $13,594, net of discounts of $1,154 and $2,711, with $6,044 and $6,185 classified as current, respectively, all of which was classified as an acquisition-related obligation in the Consolidated Balance Sheets.

Reclamation Funding Agreement

Pursuant to the Reclamation Funding Agreement dated July 12, 2016, the Company paid the aggregate amount of $50,000 into the various Restricted Cash Reclamation Accounts as follows: $8,000 immediately upon the effective date of the agreement; $10,000 on the anniversary of the effective date in each of 2017, 2018, and 2019; and $12,000 on the anniversary of the effective date in 2020. As of December 31, 2020, the Company has no remaining payments for the Funding of Restricted Cash Reclamation liability. As of December 31, 2019 the carrying value of the Funding of Restricted Cash Reclamation liability was $10,808, net of discounts of $1,192, all of which was classified as a current acquisition-related obligation in the Consolidated Balance Sheets.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

(17) Asset Retirement Obligations

The following table summarizes the changes in asset retirement obligations for the years ended December 31, 2020 and 2019:

Total asset retirement obligations at December 31, 2018	$192,038
Merger measurement-period adjustments	12,718
Accretion for the period (1)	23,852
Sites added during the period	5,112
Revisions in estimated cash flows (2)	(7,162)
Expenditures for the period	(23,421)
Total asset retirement obligations at December 31, 2019	$203,137
Accretion for the period	26,504
Sites added during the period	621
Revisions in estimated cash flows (2)	(43,765)
Expenditures for the period	(21,433)
Total asset retirement obligations at December 31, 2020	165,064
Less current portion (3)	(24,990)
Long-term portion	$140,074
(1)    Amount does not include the accretion related to asset retirement obligations classified as liabilities held for sale.
(2)    The revisions in estimated cash flows resulted primarily from discount rate adjustments and changes in mine plans.
(3)    Included within accrued expenses and other current liabilities on the Company’s Consolidated Balance Sheets. Refer to Note 14.

(18) Fair Value of Financial Instruments and Fair Value Measurements
The estimated fair values of financial instruments are determined based on relevant market information. These estimates involve uncertainty and cannot be determined with precision.
The carrying amounts for cash and cash equivalents, trade accounts receivable, net, prepaid expenses and other current assets, short-term and long-term restricted cash, short-term and long-term deposits, trade accounts payable, and accrued expenses and other current liabilities approximate fair value as of December 31, 2020 and 2019 due to the short maturity of these instruments.
The following tables set forth by level, within the fair value hierarchy, the Company’s long-term debt at fair value as of December 31, 2020 and 2019:

	December 31, 2020
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term Loan Credit Facility - due June 2024	$540,643	$379,614	$—	$379,614	$—
ABL Facility - due April 2022	3,350	3,057	—	—	3,057
LCC Note Payable	24,423	20,328	—	—	20,328
LCC Water Treatment Obligation	5,636	4,281	—	—	4,281
Total long-term debt	$574,052	$407,280	$—	$379,614	$27,666

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
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

The following tables set forth by level, within the fair value hierarchy, the Company’s acquisition-related obligations at fair value as of December 31, 2020 and 2019:

	December 31, 2020
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
UMWA Funds Settlement Liability	$1,662	$1,426	$—	$—	$1,426
Environmental Settlement Obligations	9,237	7,760	—	—	7,760
Total acquisition-related obligations	$10,899	$9,186	$—	$—	$9,186

	December 31, 2019
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
UMWA Funds Settlement Liability	$3,069	$2,929	$—	$—	$2,929
Reclamation Funding Liability	10,808	10,658	—	—	10,658
Environmental Settlement Obligations	13,594	12,197	—	—	12,197
Total acquisition-related obligations	$27,471	$25,784	$—	$—	$25,784
(1) Net of discounts.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial and non-financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2020 and 2019. Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of fair value for assets and liabilities and their placement within the fair value hierarchy levels.

	December 31, 2020
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent Revenue Obligation	$28,967	$—	$—	$28,967
Trading securities	$22,498	$20,092	$2,406	$—

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	December 31, 2019
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent Revenue Obligation	$52,427	$—	$—	$52,427
Trading securities	$11,021	$5,506	$5,515	$—

The following table is a reconciliation of the financial and non-financial assets and liabilities that were accounted for at fair value on a recurring basis and that were categorized within Level 3 of the fair value hierarchy:

	December 31, 2019	Payments	Gain Recognized in Earnings	Transfer In (Out) of Level 3 Fair Value Hierarchy	December 31, 2020
Contingent Revenue Obligation	$52,427	$(14,710)	$(8,750)	$—	$28,967
(1) The gain recognized in earnings resulted primarily from a change in the forecasted future revenue associated with this obligation and an increase in annualized volatility as of December 31, 2020.

	December 31, 2018	Payments	Measurement-Period Adjustments	Gain Recognized in Earnings	Transfer In (Out) of Level 3 Fair Value Hierarchy	December 31, 2019
Contingent Revenue Obligation	$59,880	$(9,627)	$5,738	$(3,564)	$—	$52,427
(1) The measurement-period adjustments are related to Merger recorded during the year ended December 31, 2019.

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

Level 2 Fair Value Measurements
Term Loan Credit Facility - due June 2024 - As of December 31, 2020, the fair value is based on the average between bid and ask prices provided by a third-party. As the fair value is based on observable market inputs, the Company has classified the fair value within Level 2 of the fair value hierarchy. Due to limited trading volume in the Term Loan Credit Facility, the Company reclassified the fair value from Level 1 within the fair value hierarchy during the year ended December 31, 2020.

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

Level 3 Fair Value Measurements

ABL Facility - due April 2022 - Observable transactions are not available to aid in determining the fair value of this item. Therefore, the fair value was derived by using the expected present value approach in which estimated cash flows are discounted using a risk-free interest rate adjusted for credit risk (discount rate of approximately 9%) as of December 31, 2020.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
LCC Note Payable, LCC Water Treatment Obligation, UMWA Funds Settlement Liability, Environmental Settlement Obligations and Reclamation Funding Liability - Observable transactions are not available to aid in determining the fair value of these items. Therefore, the fair value was derived by using the expected present value approach in which estimated cash flows are discounted using a risk-free interest rate adjusted for credit risk (discount rates of approximately 34% and 21% as of December 31, 2020 and December 31, 2019, respectively).

Contingent Revenue Obligation - The fair value of the contingent revenue obligation was estimated using a Black-Scholes pricing model and is marked to market at each reporting period with changes in value reflected in earnings. The inputs included in the Black-Scholes pricing model are the Company's forecasted future revenue, the stated royalty rate, the remaining periods in the obligation; annual risk-free interest rate based on the U.S. Constant Maturity Treasury Curve and annualized volatility. The annualized volatility was calculated by observing volatilities for comparable companies with adjustments for the Company's size and leverage. The range of significant unobservable inputs used to value the contingent revenue obligation as of December 31, 2020 and December 31, 2019, are set forth in the following table:

	December 31, 2020	December 31, 2019
Forecasted future revenue	$0.9 - $1.1 billion	$1.1 - $1.2 billion
Stated royalty rate	1.0% - 1.5%	1.0% - 1.5%
Annualized volatility	19.4% - 52.1% (28.0%)	9.4% - 28.1% (19.9%)

(19) Income Taxes

Total income tax benefit provided on loss before income taxes was allocated as follows:

	Year Ended December 31,
	2020	2019
Continuing operations	$(2,164)	$(53,287)
Discontinued operations	—	(8,484)
Total	$(2,164)	$(61,771)

Significant components of income tax (benefit) expense from continuing operations were as follows:

	Year Ended December 31,
	2020	2019
Current tax (benefit) expense:
Federal	$(35,187)	$(45,356)
State	(99)	1,891
Total current	$(35,286)	$(43,465)

Deferred tax (benefit) expense:
Federal	$33,348	$(747)
State	(226)	(9,075)
Total deferred	$33,122	$(9,822)

Total income tax benefit:
Federal	$(1,839)	$(46,103)
State	(325)	(7,184)
Total	$(2,164)	$(53,287)

A reconciliation of statutory federal income tax benefit on loss from continuing operations to the actual income tax benefit is as follows:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	Year Ended December 31,
	2020	2019
Federal statutory income tax benefit	$(51,163)	$(57,310)
Increase (reductions) in taxes due to:
Percentage depletion allowance	(2,039)	(6,270)
AMT sequestration refund	(2,123)	—
State taxes, net of federal tax impact	(9,640)	(10,255)
State tax rate and NOL change, net of federal tax impact	(1,235)	(4,172)
Change in valuation allowances	59,929	10,936
Net operating loss carryback	—	(14,234)
Amended return - capital loss impact	—	919
Non-deductible goodwill impairment	—	26,114
Stock-based compensation	1,739	(1,085)
Other, net	2,368	2,070
Income tax benefit	$(2,164)	$(53,287)

Deferred income taxes result from temporary differences between the reporting of amounts for financial statement purposes and income tax purposes. The net deferred tax assets and liabilities included in the Consolidated Balance Sheets include the following amounts:

	Year Ended December 31,
	2020	2019
Deferred tax assets:
Asset retirement obligations	$41,268	$51,114
Reserves and accruals not currently deductible	12,131	8,265
Workers’ compensation benefit obligations	59,478	54,128
Pension obligations	52,598	44,413
Equity method investments	2,050	2,509
Alternative minimum tax credit carryforwards	—	33,065
Loss carryforwards, net of Section 382 limitation	255,772	142,510
Acquisition-related obligations	10,002	17,902
Other	10,976	12,299
Gross deferred tax assets	444,275	366,205
Less valuation allowance	(263,387)	(133,020)
Deferred tax assets	$180,888	$233,185
Deferred tax liabilities:
Property, plant and mineral reserves	$(141,549)	$(145,487)
Acquired intangibles, net	(22,037)	(27,140)
Prepaid expenses	(6,211)	(6,780)
Restricted cash	(11,516)	(20,313)
Other	(55)	(822)
Total deferred tax liabilities	(181,368)	(200,542)
Net deferred tax assets	$(480)	$32,643

Changes in the valuation allowance were as follows:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	Year Ended December 31,
	2020	2019
Valuation allowance beginning of period	$133,020	$94,802
Increase in valuation allowance recorded to income tax benefit	117,829	29,950
Increase in valuation allowance not affecting income tax expense	12,538	8,268
Valuation allowance end of period	$263,387	$133,020

On December 22, 2017, President Trump signed into law legislation commonly referred to as the “Tax Cuts and Jobs Act” (“TCJA”). Among other provisions, the TCJA repealed the corporate AMT and provided a mechanism for corporations to monetize their alternative minimum tax credits (“AMT Credits”) as a refundable credit during the 2018 through 2021 tax years. On March 27, 2020, President Trump signed into law legislation referred to as the CARES Act. The CARES Act modified the AMT Credits provision such that a corporate taxpayer’s remaining AMT Credits would be refunded in the 2019 tax year rather than the 2019 through 2021 tax years. As of December 31, 2019, the Company recorded a current federal income tax receivable of $33,065 and a deferred tax asset of $33,065 in relation to its refundable AMT Credits. During the first quarter of 2020 and following enactment of the CARES Act, the Company reclassified the $33,065 deferred tax asset to a current federal income tax receivable. The Company received the $66,130 AMT Credit refund in the fourth quarter of 2020. In addition, the Company received $2,123 related to AMT Credits claimed in prior tax years under a different Internal Revenue Code section, which were previously and erroneously subjected to the budgetary sequestration provisions. As of December 31, 2020, the Company does not expect to receive any further benefits related to AMT Credits.

The Company acquired the core assets of Alpha Natural Resources, Inc. as part of the Alpha Natural Resources, Inc. bankruptcy reorganization in transactions intended to be treated as a tax-free reorganization for U.S. federal income tax purposes. As a result of these transactions, the Company inherited the tax basis of the core assets and the net operating loss and other carryforwards of Alpha Natural Resources, Inc. On December 31, 2016, the net operating loss carryforwards and other carryforwards were reduced under Internal Revenue Code Section 108 due to the cancellation of indebtedness resulting from the Alpha Natural Resources, Inc. bankruptcy reorganization. Due to the change in ownership, the net operating loss and other carryforwards inherited in the Alpha Natural Resources, Inc. bankruptcy reorganization are subjected to significant limitations on their use in future years.

Due to the Company’s formation through acquisition of certain core coal assets as part of the Alpha Natural Resources, Inc. bankruptcy reorganization, the Company does not have a long history of operating results. Additionally, significant ownership change limitations limit the ability of the Company to utilize its net operating loss and other carryforwards in future years. The Company currently is relying primarily on the reversal of taxable temporary differences, along with consideration of taxable income via carryback to prior years and tax planning strategies, to support the realization of deferred tax assets. The Company assesses the realizability of its deferred tax assets, including scheduling the reversal of its deferred tax liabilities, to determine the amount of valuation allowance needed. Scheduling the reversal of deferred tax asset and liability balances requires judgment and estimation. The Company believes the deferred tax liabilities relied upon as future taxable income in its assessment will reverse in the same period and jurisdiction and are of the same character as temporary differences giving rise to the deferred tax assets that will be realized. The valuation allowance recorded represents the portion of deferred tax assets for which the Company is unable to support realization through the methods described above. The Company has concluded that it is more likely than not that the remaining deferred tax assets, net of valuation allowances, are realizable.

At December 31, 2020, the Company has regular tax net operating loss carryforwards for federal income tax purposes of approximately $1,737,000. This includes $1,011,000 that are available to offset regular federal taxable income subject to an annual Internal Revenue Code Section 382 limitation of approximately $1,000, $56,000 that are subject to an annual Section 382 limitation of approximately $18,300, and $324,000 that are subject to an annual Section 382 limitation of approximately $17,500. These federal net operating loss carryforwards were generated before 2018 and will expire between years 2030 and 2037. The Company also has $346,000 of federal net operating loss carryforwards with an indefinite carryforward period that can be used to offset up to 80% of taxable income. The Company has capital loss carryforwards of approximately $339,000, of which $65,000 are subject to an annual Section 382 limitation of approximately $1,000 and $51,000 are subject to an annual Section 382 limitation of approximately $17,500. The capital loss carryforwards will expire between years 2021 and 2025. A full valuation allowance is recorded against the capital loss carryforwards.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
During the third quarter of the year ended December 31, 2020, the Company recorded a decrease in unrecognized tax benefits of approximately $20,788 as a result of the issuance of final regulatory guidance from the IRS. The decrease in unrecognized tax benefits did not impact the Company’s effective tax rate for the year ended December 31, 2020.

The Company’s policy is to classify interest and penalties related to uncertain tax positions as part of income tax expense. As of December 31, 2020 and 2019, the Company had no accrued interest and penalties.

The following reconciliation illustrates the Company’s liability for uncertain tax positions:

	Year Ended December 31,
	2020	2019
Unrecognized tax benefits - beginning of period	$20,788	$—
Additions for tax positions of prior years	—	5,740
Additions for tax positions of current year	—	15,048
Reductions for tax positions of prior years	(20,788)	—
Unrecognized tax benefits - end of period	$—	$20,788

As of December 31, 2020, tax years 2016 - 2020, which include the impact of net operating loss and other carryforwards and tax basis acquired from Alpha Natural Resources, Inc., remain open to federal and state examination. The IRS initiated a corporate income tax examination during the third quarter of 2020 for the Company’s 2016 tax year and related net operating loss carryback. This examination was open and in progress as of December 31, 2020.

(20) Employee Benefit Plans

The Company provides several types of benefits for its employees, including defined benefit and defined contribution pension plans, workers’ compensation and black lung benefits, and postretirement life insurance. The Company does not participate in any multi-employer plans. The components of net periodic (benefit) expense other than the service cost component for pension, black lung, and postretirement life insurance benefits are included in the line item miscellaneous loss, net, in the Consolidated Statements of Operations.

Company Administered Defined Benefit Pension Plans

In connection with the Merger, the Company assumed three qualified non-contributory defined benefit pension plans, which cover certain salaried and non-union hourly employees. The qualified non-contributory defined benefit pension plans are collectively referred to as the “Pension Plans.” Benefits are frozen under these plans. Participants accrued benefits either based on certain formulas, the participant’s compensation prior to retirement, or plan specified amounts for each year of service with the Company. One of the Company’s frozen qualified non-contributory defined benefit pension plans utilizes a cash balance formula for certain of its participants. The cash balance formula provides guaranteed rates of interest on accumulated balances of either 6% (for balances accumulated prior to 2004) and 4% (on balances accumulated thereafter).

Effective October 1, 2019, two of the qualified non-contributory defined benefit pension plans were amended to offer certain eligible participants the option to elect to receive lump sum benefits as of December 1, 2019, which resulted in a partial plan settlement and the accelerated recognition of a portion of the accumulated other comprehensive loss during the year ended December 31, 2020 and the three months ended December 31, 2019. Refer to the disclosures below for further information on the partial plan settlements.

Annual funding contributions to the Pension Plans are made as recommended by consulting actuaries based upon the ERISA funding standards. Plan assets consist of equity securities, fixed income funds, commingled short-term funds, private equity funds, and a guaranteed insurance contract.

The following tables set forth the plans’ accumulated benefit obligations, fair value of plan assets and funded status for the years ended December 31, 2020 and 2019.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	Year Ended December 31,
	2020	2019
Change in benefit obligations:
Accumulated benefit obligation at beginning of period:	$674,439	$675,482
Interest cost	18,730	26,564
Actuarial loss (1)	72,822	91,287
Benefits paid	(30,916)	(31,371)
Acquisition	—	1,910
Settlement	(11,627)	(89,433)
Accumulated benefit obligation at end of period	$723,448	$674,439

Change in fair value of plan assets:
Fair value of plan assets at beginning of period	$470,353	$494,680
Actual return on plan assets	54,222	87,129
Employer contributions	22,745	9,348
Benefits paid	(30,916)	(31,371)
Settlement	(11,627)	(89,433)
Fair value of plan assets at end of period	$504,777	$470,353
Funded status	$(218,671)	$(204,086)
Accrued benefit cost at end of period (2)	$(218,671)	$(204,086)
(1) For the years ended December 31, 2020 and December 31, 2019, the actuarial loss was primarily attributed to the decrease in the weighted-average discount rate actuarial assumption used in determining the benefit obligations.
(2) Amounts are classified as long-term on the Consolidated Balance Sheets as there are sufficient plan assets to make expected benefit payments to plan participants in the succeeding twelve months.

Gross amounts related to pension obligations recognized in accumulated other comprehensive loss consisted of the following as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Net actuarial loss	$88,583	$46,568

The following table details the components of net periodic benefit (credit) cost:

	Year Ended December 31,
	2020	2019
Interest cost	$18,730	$26,564
Expected return on plan assets	(27,064)	(28,042)
Amortization of net losses	2,012	797
Settlement	1,636	6,224
Net periodic benefit (credit) cost	$(4,686)	$5,543

Other changes in plan assets and benefit obligations recognized in other comprehensive loss are as follows:

	Year Ended December 31,
	2020	2019
Actuarial loss (1)	$45,663	$30,514
Amortization of net actuarial loss	(2,012)	(797)
Settlement	(1,636)	(6,224)
Total recognized in other comprehensive loss	$42,015	$23,493

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
(1) For the years ended December 31, 2020 and December 31, 2019, the actuarial loss was primarily attributed to the decrease in the weighted-average discount rate actuarial assumption used in determining the benefit obligations.

The following table presents information applicable to plans with accumulated benefit obligations in excess of plan assets:

	Year Ended December 31,
	2020	2019
Projected benefit obligation	$723,448	$674,439
Accumulated benefit obligation	$723,448	$674,439
Fair value of plan assets	$504,777	$470,353

The weighted-average actuarial assumption used in determining the benefit obligations as of December 31, 2020 and 2019 was as follows:

	December 31,
	2020	2019
Discount rate	2.62%	3.36%

The weighted-average actuarial assumptions used to determine net periodic benefit cost for the years ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31,
	2020	2019
Discount rate for benefit obligation	3.35%	4.33%
Discount rate for interest cost	2.92%	4.01%
Expected return on plan assets	5.90%	5.80%

The discount rate assumptions were determined from a high-quality corporate bond yield-curve timing of the Company’s projected cash out flows.

The expected long-term return on assets of the Pension Plans is established each year by the Company’s Benefits Committee in consultation with the plans’ actuaries and outside investment advisors. This rate is determined by taking into consideration the Pension Plans’ target asset allocation, expected long-term rates of return on each major asset class by reference to long-term historic ranges, inflation assumptions and the expected additional value from active management of the Pension Plans’ assets. For the determination of net periodic benefit cost in 2021, the Company will utilize an expected long-term return on plan assets of 5.80%.

Assets of the Pension Plans are held in trusts and are invested in accordance with investment guidelines that have been established by the Company’s Benefits Committee in consultation with outside investment advisors. The target allocation for 2021 and the actual asset allocation as reported at December 31, 2020 are as follows:

	Target Allocation Percentages 2021	Percentage of Plan Assets 2020
Equity securities	60.0%	47.0%
Fixed income funds	40.0%	50.0%
Other	—%	3.0%
Total	100.0%	100.0%

The asset allocation targets have been set with the expectation that the Pension Plans’ assets will fund the expected liabilities within an appropriate level of risk. In determining the appropriate target asset allocations, the Benefits Committee considers the demographics of the Pension Plans’ participants, the funding status of each plan, the Company’s contribution philosophy, the Company’s business and financial profile, and other associated risk factors. The Pension Plans’ assets are periodically rebalanced among the major asset categories to maintain the asset allocation within a specified range of the target

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
allocation percentage. In September 2020, the target allocation was adjusted by the Company’s Benefits Committee to transition to 60.0% equity securities and 40.0% fixed income funds in approximate 2.0% increments over a 10-month period.

The Company expects to contribute $25,541 to the Pension Plans in 2021.

The following represents expected future pension benefit payments for the next ten years:

2021	$31,178
2022	31,267
2023	31,628
2024	32,149
2025	32,426
2026-2030	162,622
$321,270

The fair values of the Company’s Pension Plans’ assets as of December 31, 2020, by asset category are as follows:

Asset Category	Total	Quoted Market Prices in Active Market for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
Multi-asset fund (1)	$236,405	$—	$236,405	$—
Fixed income funds:
Bond fund (2)	253,218	—	253,218	—
Commingled short-term fund (3)	1,405	—	1,405	—
Other types of investments:
Guaranteed insurance contract	11,454	—	—	11,454
Total	$502,482	$—	$491,028	$11,454
Receivable (4)	888
Total assets at fair value	503,370
Private equity funds measured at net asset value practical expedient (5)	1,407
Total plan assets	$504,777
(1) This fund contains equities (domestic and international), real estate and bonds.
(2) This fund contains bonds representing a diversity of sectors and maturities. This fund also includes mortgage-backed securities and U.S. Treasuries.
(3) This fund contains cash and highly liquid short-term investments in a collective investment fund.
(4) Receivable for investments sold at December 31, 2020, which approximates fair value.
(5) In accordance with Accounting Standards Update 2015-07, investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total value of assets of the plans.

Changes in Level 3 plan assets for the period ended December 31, 2020 were as follows:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Guaranteed Insurance Contract
Beginning balance, December 31, 2019	$11,155
Actual return on plan assets:
Relating to assets still held at the reporting date	659
Purchases, sales and settlements	(360)
Ending balance, December 31, 2020	$11,454

The fair values of the Company’s Pension Plans’ assets as of December 31, 2019, by asset category are as follows:

Asset Category	Total	Quoted Market Prices in Active Market for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
Multi-asset fund (1)	$182,782	$—	$182,782	$—
Fixed income funds:
Bond fund (2)	272,239	—	272,239	—
Commingled short-term fund (3)	1,572	—	1,572	—
Other types of investments:
Guaranteed insurance contract	11,155	—	—	11,155
Total	$467,748	$—	$456,593	$11,155
Receivable (4)	1,061
Total assets at fair value	468,809
Private equity funds measured at net asset value practical expedient (5)	1,544
Total plan assets	$470,353
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

Changes in Level 3 plan assets for the period ended December 31, 2019 were as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Guaranteed Insurance Contract
Beginning balance, December 31, 2018	$10,886
Acquisition	—
Actual return on plan assets:
Relating to assets still held at the reporting date	644
Purchases, sales and settlements	(375)
Ending balance, December 31, 2019	$11,155

The following is a description of the valuation methodologies used for assets measured at fair value:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
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

The Company’s subsidiaries utilize high-deductible third-party insurance for worker’s compensation and black lung obligations with the exception of certain subsidiaries in which the Company is a qualified self-insurer for workers’ compensation and/or black lung obligations. The Company’s subsidiaries that are self-insured for black lung benefits may fund benefit payments through a Section 501(c) (21) tax-exempt trust fund.

Pursuant to the Merger Agreement, the Company assumed a reinsurance contract with a third party. In 2017, the Merger Companies made a lump sum payment in exchange for a reinsurance company’s agreement to administer and pay certain future workers’ compensation and state black lung obligations in the state of Kentucky. Pursuant to the Merger Agreement, the Company assumed the estimated liability for these future claims. As the liabilities are paid by the insurance company, the prepaid insurance amounts will be reduced by a corresponding amount.

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

At December 31, 2020, the Company had $124,260 of workers’ compensation liability, including a current portion of $10,355 recorded in accrued expenses and other current liabilities, offset by $2,368 and $48,320 of expected insurance receivable recorded in prepaid expenses and other current assets and other non-current assets, respectively, in the Consolidated Balance Sheets. At December 31, 2019, the Company had $136,540 of workers’ compensation liability, including a current portion of $11,317 recorded in accrued expenses and other current liabilities, offset by $2,375 and $52,757 of expected insurance receivable recorded in prepaid expenses and other current assets and other non-current assets, respectively, in the Consolidated Balance Sheets.

For the Company’s subsidiaries that are insured with a high-deductible insurance plan for workers’ compensation and black lung claims, the insurance premium expense for the years ended December 31, 2020 and 2019 was $7,000 and $10,684, respectively.

Workers’ compensation expense for high-deductible insurance plans for the years ended December 31, 2020 and 2019 was $1,275 and $2,333, respectively.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
The divestiture of the Company’s former NAPP operations during the fourth quarter of 2020 (refer to Note 3) resulted in a partial plan settlement of $8,290 and the accelerated recognition of a portion of the accumulated other comprehensive loss of $1,563 during the three months ended December 31, 2020. Refer to the disclosures below for further information on the partial plan settlement.

As a result of the strategic actions impacting certain mines during the three months ended June 30, 2020 (refer to Note 8), black lung obligations were revalued for curtailment and remeasured with an updated discount rate as of May 31, 2020, which resulted in an increase in the liability for black lung obligations of approximately $7,400 with the offset to accumulated other comprehensive loss and a slight increase in net periodic expense to be recognized subsequent to the remeasurement date. Refer to the disclosures below for further information.

The following tables set forth the accumulated black lung benefit obligations, fair value of plan assets and funded status for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Change in benefit obligation:
Accumulated benefit obligation at beginning of period	$122,788	$94,805
Service cost	2,361	2,057
Interest cost	3,240	4,474
Actuarial loss (1)	14,736	11,166
Benefits paid	(7,166)	(6,543)
Acquisition	—	16,829
Curtailment gain	(163)	—
Settlement	(8,290)	—
Accumulated benefit obligation at end of period	$127,506	$122,788
Change in fair value of plan assets:
Fair value of plan assets at beginning of period	$2,660	$2,597
Actual return on plan assets	60	63
Benefits paid	(7,166)	(6,543)
Employer contributions	7,166	6,543
Fair value of plan assets at end of period (2)	2,720	2,660
Funded status	$(124,786)	$(120,128)
Accrued benefit cost at end of period	$(124,786)	$(120,128)
Summary of accrued benefit cost at end of period:
Continuing operations	(122,961)	(111,036)
Discontinued operations (3)	(1,825)	(9,092)
Total accrued benefit cost at end of period	$(124,786)	$(120,128)
(1) For the years ended December 31, 2020 and December 31, 2019, the actuarial loss was primarily attributed to the decrease in the weighted-average discount rate actuarial assumption used in determining the benefit obligations and the annual updates to demographic information.
(2) Assets of the plan are held in a Section 501(c)(21) tax-exempt trust fund and consist primarily of government debt securities. All assets are classified as Level 1 and valued based on quoted market prices.
(3) The discontinued operations consisted of activity related to the Company’s former NAPP operations. Refer to Note 3.

The table below presents amounts recognized in the Balance Sheets:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	December 31,
	2020	2019
Current liabilities	$6,784	$7,409
Current liabilities - discontinued operations	26	63
Long-term liabilities	116,177	103,627
Long-term liabilities - discontinued operations	1,799	9,029
	$124,786	$120,128

Gross amounts related to the black lung obligations recognized in accumulated other comprehensive loss consisted of the following as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Net actuarial loss	$24,042	$12,980

The following table details the components of the net periodic benefit cost for black lung obligations:

	Year Ended December 31,
	2020	2019
Service cost	$2,361	$2,057
Interest cost	3,240	4,474
Expected return on plan assets	(54)	(65)
Amortization of net actuarial loss	1,942	216
Settlement	1,563	—
Net periodic benefit cost	$9,052	$6,682
Summary net periodic benefit cost:
Continuing operations	$7,670	$6,394
Discontinued operations (1)	1,382	288
Total net periodic benefit cost	$9,052	$6,682
(1) The discontinued operations consisted of activity related to the Company’s former NAPP operations. Refer to Note 3.

Other changes in the black lung plan assets and benefit obligations recognized in other comprehensive loss are as follows:

	Year Ended December 31,
	2020	2019
Actuarial loss (1)	$14,567	$11,512
Amortization of net actuarial loss	(1,942)	(216)
Settlement	(1,563)	—
Total recognized in other comprehensive loss	$11,062	$11,296
(1) For the years ended December 31, 2020 and December 31, 2019, the actuarial loss was primarily attributed to the decrease in the weighted-average discount rate actuarial assumption used in determining the benefit obligations and the annual updates to demographic information.

The weighted-average assumptions related to black lung obligations used to determine the benefit obligation as of December 31, 2020 and 2019 were as follows:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	December 31,
	2020	2019
Discount rate	2.75%	3.47%
Federal black lung benefit trend rate	2.00%	2.00%
Black lung medical benefit trend rate	5.00%	5.00%
Black lung benefit expense inflation rate	2.00%	2.00%

The weighted-average assumptions related to black lung obligations used to determine net periodic benefit cost were as follows:

	Year Ended December 31,
	2020	2019
Discount rate for benefit obligation	3.47%	4.36%
Discount rate for service cost	3.56%	4.54%
Discount rate for interest cost	2.61%	3.99%
Federal black lung benefit trend rate	2.50%	2.50%
Black lung medical benefit trend rate	5.00%	5.00%
Black lung benefit expense inflation rate	2.00%	2.50%
Expected return on plan assets	2.00%	2.50%

Estimated future cash payments related to black lung obligations for the next 10 years ending after December 31, 2020 are as follows:

Year ending December 31:
2021	$6,810
2022	6,929
2023	7,038
2024	7,112
2025	7,244
2026-2030	20,004
$55,137

Postretirement Life Insurance Benefits

As part of the Alpha Natural Resources, Inc. bankruptcy reorganization process and the Retiree Committee Settlement Agreement, the Company assumed the liability for life insurance benefits for certain disabled and non-union retired employees. Provisions are made for estimated benefits and adjustments to the probable ultimate liabilities are made annually based on an actuarial study prepared by independent actuaries. These obligations are included in the Consolidated Balance Sheet as accrued expenses and other current liabilities and other non-current liabilities.

The following tables set forth the accumulated postretirement life insurance benefit obligations, fair value of plan assets and funded status for the years ended December 31, 2020 and 2019:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	December 31,
	2020	2019
Change in benefit obligation:
Accumulated benefit obligation at beginning of period	$12,341	$11,368
Interest cost	337	426
Actuarial loss	420	1,002
Benefits paid	(463)	(455)
Accumulated benefit obligation at end of period	$12,635	$12,341
Change in fair value of plan assets:
Benefits paid (1)	(463)	(455)
Employer contributions (1)	463	455
Fair value of plan assets at end of period	$—	$—
Funded status	(12,635)	(12,341)
Accrued benefit cost at end of year	$(12,635)	$(12,341)

Amounts recognized in the consolidated balance sheets:
Current liabilities	$628	$719
Long-term liabilities	12,007	11,622
	$12,635	$12,341
(1) Amount is comprised of premium payments to commercial life insurance provider.

Gross amounts related to the postretirement life insurance benefit obligations recognized in accumulated other comprehensive income consisted of the following as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Net actuarial gain	$(390)	$(872)

The following table details the components of the net periodic benefit cost for postretirement life insurance benefit obligations:

	December 31,
	2020	2019
Interest cost	$337	$426
Amortization of net actuarial gain	(48)	(105)
Settlement	(14)	—
Net periodic benefit cost	$275	$321

Other changes in the postretirement life insurance plan assets and benefit obligations recognized in other comprehensive income are as follows:

	December 31,
	2020	2019
Actuarial loss	$420	$1,002
Amortization of net actuarial gain	48	105
Settlement	14	—
Total recognized in other comprehensive income	$482	$1,107

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
The weighted-average assumptions related to postretirement life insurance benefit obligations used to determine the benefit obligation as of December 31, 2020 and 2019 was as follows:

	December 31,
	2020	2019
Discount rate	2.43%	3.22%

The weighted-average assumptions related to postretirement life insurance benefit obligations used to determine net periodic benefit cost were as follows:

	Year Ended December 31,
	2020	2019
Discount rate for benefit obligations	3.22%	4.21%
Discount rate for interest cost	2.83%	3.9%

Estimated future cash payments related to postretirement life insurance benefit obligations for the next 10 years ending after December 31, 2020 are as follows:

Year ending December 31:
2021	$628
2022	588
2023	586
2024	586
2025	587
2026-2030	2,941
$5,916

Defined Contribution and Profit-Sharing Plans

The Company sponsors defined contribution plans to assist its eligible employees in providing for retirement. Generally, under the terms of these plans, employees make voluntary contributions through payroll deductions and the Company makes matching and/or discretionary contributions, as defined by each plan. The Company’s total contributions to these plans for the years ended December 31, 2020 and 2019 were $3,613 and $22,102, respectively.

During the second quarter of 2020, the Company’s matching contributions under the Contura Energy 401(k) Retirement Savings Plan were suspended due to current market conditions.

Self-insured Medical Plan

The Company is self-insured for health benefit coverage for all of its active employees. Estimated liabilities for health and medical claims are recorded based on the Company’s historical experience and include a component for incurred but not paid claims. During the years ended December 31, 2020 and 2019, the Company incurred total expenses of $52,517 and $64,430, respectively, which primarily include claims processed and an estimate for claims incurred but not paid.

(21) Stock-Based Compensation Awards
The MIP is currently authorized for the issuance of awards of up to 1,201,202 shares of common stock, and as of December 31, 2020, there were 89,780 shares of common stock available for grant under the MIP. The Long-Term Incentive Plan (the “LTIP”) is currently authorized for the issuance of awards of up to 1,000,000 shares of common stock, and as of December 31, 2020, there were 349,373 shares of common stock available for grant under the LTIP. Pursuant to the Merger Agreement, the Company assumed the ANR Inc. 2017 Equity Incentive Plan (the “ANR EIP”), which had underlying ANR shares that were converted to 89,766 Contura Energy, Inc. shares. The ANR EIP is not authorized for additional issuance of

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
awards of shares of common stock, and as of December 31, 2020, there were no shares of common stock available for grant under the ANR EIP.
As of December 31, 2020, the Company had four types of stock-based awards outstanding: time-based restricted stock units, performance-based restricted stock units, stock options, and performance-based cash awards. Stock-based compensation expense totaled $5,540 and $12,397 for the years ended December 31, 2020 and 2019, respectively. For the years ended December 31, 2020 and 2019, approximately 83% and 76%, respectively, of stock-based compensation expense was reported as selling, general and administrative expenses, and the remainder was recorded as cost of coal sales.
The Company is authorized to repurchase common shares from employees (upon the election by the employee) to satisfy the employees’ statutory tax withholdings upon the vesting of stock grants. Shares that are repurchased to satisfy the employees’ statutory tax withholdings are recorded in treasury stock at cost. During the year ended December 31, 2020, the Company repurchased 43,559 shares of its common stock issued pursuant to awards under the MIP, LTIP and ANR EIP for a total purchase amount of $209, or $4.79 average price paid per share. During the year ended December 31, 2019, the Company repurchased 118,935 shares of its common stock issued pursuant to awards under the MIP, LTIP and ANR EIP for a total purchase amount of $5,159, or $43.37 average price paid per share.
2020 Awards Granted
During the year ended December 31, 2020, the Company granted certain key employees and non-employee directors 402,620 time-based restricted stock units under the MIP and LTIP with a weighted average grant date fair value of $6.17 based on the Company’s closing stock price at the trading day before the date of the grant. The awards granted to key employees will vest ratably over a three-year period from date of grant in accordance with the vesting schedule, subject to the participant’s continuous service with the Company through each applicable vesting date. The awards granted to non-employee directors will vest on the first to occur of (i) April 30, 2021, (ii) the director’s separation from service due to the director’s death or physical or mental incapacity to perform his or her usual duties, such condition likely to remain continuously and permanently, as determined by the Company, (iii) a change in control, and (iv) the director's service as a member of the board of directors is terminated as of a date that is after October 31, 2021 but prior to May 1, 2022 for any reason other than removal for cause. Upon vesting and settlement of time-based restricted stock units, the Company issues authorized and unissued shares of the Company’s common stock to the recipient.
Additionally, during the year ended December 31, 2020, the Company granted the Chief Executive Officer (“CEO”) 302,795 performance-based restricted stock units granted under the LTIP which represent the number of shares of common stock that may be issued based on the achievement of targeted performance levels related to pre-established relative total shareholder return goals and annually determined operational goals over a three year period. This award was scheduled to cliff vest on the third anniversary of the date of the grant, subject to the participant’s continuous service with the Company through the applicable vesting date and the satisfaction of the performance criteria. These performance-based restricted stock units had the potential to be earned from 0% to 200% of target depending on actual results. Upon vesting of these awards, the Company would issue authorized and previously unissued shares of the Company’s common stock to the recipient. The 151,398 operational performance-based restricted stock units were valued based on the Company’s closing stock price at the trading day before the date of the grant and had a weighted average grant date fair value of $6.36. For the awards with operational performance conditions, the Company reassessed at each reporting date whether achievement of each of the performance conditions was probable and adjusted the accrual of stock-based compensation expense as needed. The 151,397 relative total shareholder return performance-based restricted stock units were valued relative to the stock price performance of a comparator

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
group and had a weighted average grant date fair value of $8.53 based on a Monte Carlo simulation. The Monte Carlo simulation incorporated the assumptions as presented in the following table:

Relative performance-based restricted stock units
Start price (1)	$7.59
Valuation date stock price (2)	$6.33
Expected volatility (3)	55.27%
Risk-free interest rate (4)	1.37%
Expected dividend yield (5)	—%
(1)    The start price for the Company represented the average closing stock price over the twenty trading days ending on December 31, 2019, assuming dividends distributed during this period were reinvested in additional shares of the Company’s stock on the ex-dividend date.
(2)    The valuation date stock price represented the closing price on the grant date.
(3)    The expected volatility assumption was based on the historical volatility of the price of the Company’s stock.
(4)    The annual risk-free interest rate equaled the yield on the semi-annual zero coupon U.S. Treasury rates converted to continuously compounded rates that had a term equal to the length of the remaining performance measurement period as of the valuation date.
(5)    The expected dividend yield represented the investments return to a share of the Company’s stock that is not available to the holder of the performance-based restricted stock unit.

During the first quarter of 2021, the 302,795 performance-based restricted stock units granted under the LTIP were voluntarily forfeited by the CEO in conjunction with an amendment to his employment agreement and the shares were allocated back to the LTIP for future issuance. The amendment also included an amendment to the participant’s time-based restricted stock granted under the MIP, such that the ratable vesting initially scheduled to occur on the second and third anniversaries of the award shall instead both occur on the second anniversary of the award.

Additionally, the Company granted certain key employees performance-based cash incentive awards granted under the LTIP with a target award amount of $2,755. The cash to be awarded is based on the achievement of pre-established relative total shareholder return goals over a three-year period. These awards are scheduled to cliff vest on the third anniversary of the date of the grant, subject to the participant’s continuous service with the Company through the applicable vesting date and the satisfaction of the performance criteria. These awards have the potential to be distributed from 0% to 200% of target depending on actual performance. Upon vesting of these awards, the Company issues cash to the recipient. These awards are classified as a liability, and the Company reassesses at each reporting date the fair value of the award and adjusts the accruals of stock-based compensation expense as appropriate based on a Monte Carlo simulation. As of December 31, 2020, the liability for these awards totaled $643. The performance-based cash incentive awards were valued relative to the stock price performance of a comparator group and had a weighted average grant date fair value as a percent of target dollar value of 82.45% based on a Monte Carlo simulation. The Monte Carlo simulation incorporates the assumptions as presented in the following table:

Performance-based cash incentive awards
Start price (1)	$7.59
Valuation date stock price (2)	$6.33
Expected volatility (3)	55.27%
Risk-free interest rate (4)	1.37%
Expected dividend yield (5)	—%
(1)    The start price for the Company represents the average closing stock price over the twenty trading days ending on December 31, 2019, assuming dividends distributed during this period were reinvested in additional shares of the Company’s stock on the ex-dividend date.
(2)    The valuation date stock price represents the closing price at each reporting date.
(3)    The expected volatility assumption is based on the historical volatility of the price of the Company’s stock.
(4)    The annual risk-free interest rate equals the yield on the semi-annual zero coupon U.S. Treasury rates converted to continuously compounded rates that have a term equal to the length of the remaining performance measurement period as of the valuation date.
(5)    The expected dividend yield represents the investments return to a share of the Company’s stock that is not available to the holder of the performance-based restricted stock unit.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
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

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
Restricted Stock
Restricted stock activity for the year ended December 31, 2020 is summarized in the following table:

Restricted stock activity:	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested shares outstanding at December 31, 2019	23,598	$65.55
Granted	—	$—
Vested	(23,598)	$65.55
Forfeited or Expired	—	$—
Non-vested shares outstanding at December 31, 2020	—	$—

As of December 31, 2020, there was no unrecognized compensation cost related to non-vested restricted stock units.

Restricted Stock Units

Time-Based Restricted Stock Units

Time-based restricted stock unit activity for the year ended December 31, 2020 is summarized in the following table:

Time-based restricted stock unit activity:	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested shares outstanding at December 31, 2019	158,082	$64.84
Granted	402,620	$6.17
Vested (1)	(149,829)	$45.22
Forfeited or Cancelled	(43,320)	$21.10
Non-vested shares outstanding at December 31, 2020	367,553	$13.72
(1) Includes 33,508 shares with deferred settlement pursuant to the award agreement.

As of December 31, 2020, there was $1,707 of unrecognized compensation cost related to non-vested time-based restricted stock units which is expected to be recognized as expense over a weighted-average period of 1.30 years.

Performance-Based Restricted Stock Units

Relative performance-based restricted stock unit activity for the year ended December 31, 2020 is summarized in the following table:

Relative performance-based restricted stock unit activity:	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested shares outstanding at December 31, 2019	31,599	$65.70
Granted	151,397	$8.53
Vested (1)	(3,864)	$65.70
Forfeited	(4,929)	$65.70
Non-vested shares outstanding at December 31, 2020	174,203	$16.01
(1) Includes 3,042 of vested shares due to the employment criteria being satisfied during the period. Until the performance criteria is satisfied, these shares will remain unsettled.

As of December 31, 2020, there was $1,471 of unrecognized compensation cost related to non-vested relative performance-based restricted stock units which is expected to be recognized as expense over a weighted-average period of 1.75 years.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
Absolute performance-based restricted stock unit activity for the year ended December 31, 2020 is summarized in the following table:

Absolute performance-based restricted stock unit activity:	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested shares outstanding at December 31, 2019	10,549	$50.60
Granted	—	$—
Vested (1)	(1,290)	$50.60
Forfeited	(1,645)	$50.60
Non-vested shares outstanding at December 31, 2020	7,614	$50.60
(1) Includes 1,016 of vested shares due to the employment criteria being satisfied during the period. Until the performance criteria is satisfied, these shares will remain unsettled.

As of December 31, 2020, there was $142 of unrecognized compensation cost related to non-vested absolute performance-based restricted stock units which is expected to be recognized as expense over a weighted-average period of 1.11 years.
Operational performance-based restricted stock unit activity for the year ended December 31, 2020 is summarized in the following table:

Operational performance-based restricted stock unit activity:	Number of Shares	Weighted-Average Fair Value
Non-vested shares outstanding at December 31, 2019	—	$—
Granted	151,398	$6.36
Vested	—	$—
Forfeited	—	$—
Non-vested shares outstanding at December 31, 2020	151,398	$6.36

As of December 31, 2020, there was $260 of unrecognized compensation cost related to non-vested operational performance-based restricted stock units which is expected to be recognized as expense over a weighted-average period of 2.13 years.
Stock Options
30-Day Volume-Weighted Average Price (“VWAP”) Stock Options
30-day VWAP stock option activity for the year ended December 31, 2020 is summarized in the following table:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2019	51,359	$63.45	7.15	$(2,794)
Exercisable at December 31, 2019	44,356	$63.03	7.15	$(2,394)
Granted	—	$—
Exercised	—	$—		$—
Forfeited or Expired	(28,134)	$66.13
Outstanding at December 31, 2020	23,225	$60.20	6.12	$(1,134)
Exercisable at December 31, 2020	23,225	$60.20	6.12	$(1,134)
(1) The aggregate intrinsic value of outstanding and exercisable options is calculated as the difference between the exercise price and the Company’s stock price at each reporting period end. The aggregate intrinsic value of exercised options is calculated as the difference between the exercise price and the Company’s stock price on the exercise date. During the year ended December 31, 2019, the aggregate intrinsic value of options exercised was $6,305.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

As of December 31, 2020, there was $0 of unrecognized compensation cost related to the 30-day VWAP stock options.

Fixed Price Stock Options

As December 31, 2020 and 2019, there were no fixed price stock options outstanding or exercisable. During the year ended December 31, 2019, the aggregate intrinsic value of options exercised was $6,879. As of December 31, 2020, there was no unrecognized compensation cost related to the fixed price stock options.

Performance-Based Cash Incentive Awards
Performance-based cash incentive award activity for the year ended December 31, 2020 is summarized in the following table:

Performance-based cash incentive award activity:	Target Dollar Value	Weighted-Average Fair Value as a % of Target Dollar Value
Non-vested awards outstanding at December 31, 2019	$—	—%
Granted	2,755	82.45%
Vested (1)	(42)	100.00%
Forfeited	(507)	70.70%
Non-vested awards outstanding at December 31, 2020	$2,206	94.21%
(1) Vested awards were paid at target dollar value due to the employment criteria being satisfied during the period.

As of December 31, 2020, there was $1,447 of unrecognized compensation cost related to non-vested performance-based cash incentive awards which is expected to be recognized as expense over a weighted-average period of 2.13 years.

(22) Related Party Transactions
There were no material related party transactions for the year ended December 31, 2020.

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

There were no other material related party transactions for the year ended December 31, 2019.

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

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
(b) Commitments and Contingencies
Commitments
The Company leases coal mining and other equipment under long-term financing and operating leases with varying terms. Refer to Note 12 for further information on leases. In addition, the Company leases mineral interests and surface rights from landowners under various terms and royalty rates.
Coal royalty expense was $67,992 and $91,879 for the years ended December 31, 2020 and 2019, respectively.

Minimum royalty obligations under coal leases total $15,708, $14,525, $13,633, $11,560, $10,815, and $43,603 for 2021, 2022, 2023, 2024, 2025, and after 2025, respectively.

Other Commitments

The Company has obligations under certain coal purchase agreements that contain minimum quantities to be purchased in 2021 totaling an estimated $44,707. The Company has obligations under certain coal transportation agreements that contain minimum quantities to be shipped during contract periods from 2020 through 2022 with estimated obligations based on remaining tons to be shipped totaling $29 and $338 in 2021 and 2022, respectively. The Company also has obligations under certain equipment purchase agreements that contain minimum quantities to be purchased in 2021 and 2023 totaling $5,008 and $170, respectively.
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
Refer to Note 3 for disclosures on the Cumberland and PRB Back-to-Back Coal Supply Agreements.
Future Federal Income Tax Refunds
As of December 31, 2020, the Company has recorded $64,160 of current federal income tax receivable and associated interest receivable of $5,213 related to a net operating loss (“NOL”) carryback claim. Because the federal government was a creditor in the Alpha Natural Resources, Inc. bankruptcy proceedings, it is possible that the federal government could withhold some or all of the tax refund attributable to the NOL carryback claim and assert a right to set off the tax refund and associated interest receivable against its prepetition bankruptcy claims.

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

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
As of December 31, 2020, the Company had $123,108 in letters of credit outstanding under the Amended and Restated Asset-Based Revolving Credit Agreement. Additionally, as of December 31, 2020, the Company had $14,242 in letters of credit outstanding under the Amended and Restated Letter of Credit Agreement dated November 9, 2018 between ANR, Inc. and Citibank, N.A. and $613 in letters of credit outstanding under the Credit and Security Agreement dated June 30, 2017, and related amendments, between ANR, Inc. and First Tennessee Bank National Association.

As of December 31, 2020, the Company had outstanding surety bonds with a total face amount of $351,596 to secure various obligations and commitments, including $134,162 attributable to discontinued operations. To secure the Company’s reclamation-related obligations, the Company currently has $56,311 of collateral supporting these obligations.

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

Amounts included in restricted cash represent cash deposits primarily invested in interest bearing accounts that are restricted as to withdrawal as required by certain agreements entered into by the Company and provide collateral to secure the following obligations which have been written on the Company’s behalf:

	December 31, 2020	December 31, 2019
Workers’ compensation and black lung obligations	$69,725	$51,650
Reclamation-related obligations	8,445	67,868
Financial payments and other performance obligations	17,863	3,006
Contingent revenue obligation escrow	9,311	12,363
Total restricted cash	105,344	134,887
Less current portion (1)	(9,311)	(12,363)
Restricted cash, net of current portion	$96,033	$122,524
(1) Included within prepaid expenses and other current assets on the Company’s Consolidated Balance Sheets.

Restricted investments consist of FDIC insured certificates of deposit, mutual funds, and U.S. treasury bills that are restricted as to withdrawal as required by certain agreements entered into by the Company and provide collateral to secure the following obligations which have been written on the Company’s behalf:

	December 31, 2020	December 31, 2019
Workers’ compensation obligations	$51	$613
Reclamation-related obligations	22,233	18,786
Financial payments and other performance obligations	1,484	—
Total restricted investments (1), (2)	$23,768	$19,399
(1) Included within other non-current assets on the Company’s Consolidated Balance Sheets.
(2) As of December 31, 2020 and 2019, respectively, $22,498 and $11,021 are classified as trading securities and $1,270 and $8,378 are classified as held-to-maturity securities.

Deposits represent cash deposits held at third parties as required by certain agreements entered into by the Company to provide cash collateral to secure the following obligations which have been written on the Company’s behalf:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	December 31, 2020	December 31, 2019
Reclamation-related obligations	$25,633	$8,887
Financial payments and other performance obligations	1,596	—
Other operating agreements	1,018	1,423
Total deposits (1)	$28,247	$10,310
(1) Included within prepaid expenses and other current assets and other non-current assets on the Company’s Consolidated Balance Sheets.

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

(24) Concentration of Credit Risk and Major Customers

The Company markets produced, processed, and purchased coal to customers in the United States and in international markets, primarily India, Brazil, Turkey, the Netherlands, and Italy. The following table presents additional information on our total revenues and top customers:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	Year Ended December 31,
	2020	2019
Total revenue	$1,416,187	$2,001,280
Top customer as % of total revenue	16%	13%
Top 10 customers as % of total revenue	63%	59%
Number of customers exceeding 10% of total revenue	2	2
Number of customers exceeding 10% of total trade accounts receivable, net	3	3
Domestic revenue as % of coal revenue	36%	39%
Export revenue as % of coal revenue	64%	61%
Countries with export revenue exceeding 10% of total revenue	India, Brazil	India
Met coal as % of coal sales volume	80%	74%
Thermal coal as % of coal sales volume	20%	26%

(25) Segment Information
The Company extracts, processes and markets met and thermal coal from deep and surface mines for sale to steel and coke producers, industrial customers, and electric utilities, The Company conducts mining operations only in the United States with mines in Central Appalachia. As of December 31, 2020, the Company has two reportable segments: Met and CAPP - Thermal. Met consists of five active mines and two preparation plants in Virginia, seventeen active mines and five preparation plants in West Virginia, as well as expenses associated with certain idled/closed mines. CAPP - Thermal consists of one active mine and one preparation plant in West Virginia, as well as expenses associated with certain idled/closed mines. Prior to the fourth quarter of 2020, the Company had three reportable segments: CAPP - Met, CAPP - Thermal, and NAPP. As a result of the divestiture of the Cumberland mining operations (refer to Note 3), the Company re-evaluated its previous conclusions with respect to its segment reporting during the period. To conform to the current period reportable segments presentation, the prior periods have been restated to reflect the change in reportable segments.
In addition to the two reportable segments, the All Other category includes general corporate overhead and corporate assets and liabilities, idle and closed mine costs, and the elimination of certain intercompany activity.
The operating results of these reportable segments are regularly reviewed by the “CODM,” who is the Chief Executive Officer of the Company.
Segment operating results and capital expenditures from continuing operations for the year ended December 31, 2020 were as follows:

	Year Ended December 31, 2020
	Met	CAPP - Thermal	All Other	Consolidated
Total revenues	$1,264,496	$149,037	$2,654	$1,416,187
Depreciation, depletion, and amortization	$124,060	$20,453	$(4,628)	$139,885
Amortization of acquired intangibles, net	$12,889	$(3,775)	$100	$9,214
Adjusted EBITDA	$120,281	$9,853	$(46,732)	$83,402
Capital expenditures	$111,745	$7,106	$728	$119,579

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
Segment operating results and capital expenditures from continuing operations for the year ended December 31, 2019 were as follows:

	Year Ended December 31, 2019
	Met	CAPP - Thermal	All Other	Consolidated
Total revenues	$1,711,260	$286,486	$3,534	$2,001,280
Depreciation, depletion, and amortization	$152,835	$57,483	$5,439	$215,757
Amortization of acquired intangibles, net	$10,389	$(13,578)	$—	$(3,189)
Adjusted EBITDA	$316,006	$11,981	$(63,883)	$264,104
Capital expenditures	$140,250	$17,545	$2,652	$160,447

The following table presents a reconciliation of net loss from continuing operations to Adjusted EBITDA for the year ended December 31, 2020:

	Year Ended December 31, 2020
	Met	CAPP - Thermal	All Other	Consolidated
Net loss from continuing operations	$(77,519)	$(52,520)	$(111,431)	$(241,470)
Interest expense	(2,014)	6	76,536	74,528
Interest income	(63)	—	(6,964)	(7,027)
Income tax benefit	—	—	(2,164)	(2,164)
Depreciation, depletion and amortization	124,060	20,453	(4,628)	139,885
Non-cash stock compensation expense	289	8	4,600	4,897
Mark-to-market adjustment - acquisition-related obligations	—	—	(8,750)	(8,750)
Accretion on asset retirement obligations	14,214	9,285	3,005	26,504
Asset impairment and restructuring (1)	46,317	36,719	842	83,878
Management restructuring costs (2)	501	5	435	941
Loss on partial settlement of benefit obligations	1,607	(328)	1,687	2,966
Amortization of acquired intangibles, net	12,889	(3,775)	100	9,214
Adjusted EBITDA	$120,281	$9,853	$(46,732)	$83,402
(1) Asset impairment and restructuring for the year ended December 31, 2020 includes long-lived asset impairments of $80,954 and restructuring expense of $2,924. Refer to Note 8 for further information.
(2) Management restructuring costs are related to severance expense associated with senior management changes during the three months ended March 31, 2020.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
The following table presents a reconciliation of net income (loss) from continuing operations to Adjusted EBITDA for the year ended December 31, 2019:

	Year Ended December 31, 2019
	Met	CAPP - Thermal	All Other	Consolidated
Net income (loss) from continuing operations	$7,944	$(97,398)	$(130,164)	$(219,618)
Interest expense	(1,209)	23	68,707	67,521
Interest income	(100)	—	(7,147)	(7,247)
Income tax benefit	—	—	(53,287)	(53,287)
Depreciation, depletion and amortization	152,835	57,483	5,439	215,757
Merger-related costs	—	—	1,090	1,090
Non-cash stock compensation expense	1,494	71	10,783	12,348
Mark-to-market adjustment - acquisition-related obligations	—	—	(3,564)	(3,564)
Accretion on asset retirement obligations	9,599	10,929	3,337	23,865
Loss on modification and extinguishment of debt	—	—	26,459	26,459
Asset impairment (1)	15,034	50,993	297	66,324
Goodwill impairment (2)	124,353	—	—	124,353
Cost impact of coal inventory fair value adjustment (3)	4,751	3,458	—	8,209
Gain on assets acquired in an exchange transaction (4)	(9,083)	—	—	(9,083)
Management restructuring costs (5)	—	—	7,720	7,720
Loss on partial settlement of benefit obligations	(1)	—	6,447	6,446
Amortization of acquired intangibles, net	10,389	(13,578)	—	(3,189)
Adjusted EBITDA	$316,006	$11,981	$(63,883)	$264,104
(1) Asset impairment for the year ended December 31, 2019 includes a long-lived asset impairment of $60,169 related to asset groups recorded within the Met and CAPP - Thermal reporting segments and an asset impairment of $6,155 primarily related to the write-off of prepaid purchased coal as a result of Blackjewel’s Chapter 11 bankruptcy filing on July 1, 2019. Refer to Note 8 for further information.
(2) The goodwill impairment testing as of December 31, 2019 resulted in a goodwill impairment of $124,353 to write down the full carrying value of goodwill. Refer to Note 2 for further information.
(3) The cost impact of the coal inventory fair value adjustment as a result of the Merger was completed during the three months ended June 30, 2019.
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of December 31, 2020. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting using the criteria set by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Our CEO, CFO and other members of management do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. As we are a non-accelerated filer, management's report is not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

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

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The sections of our Proxy Statement entitled “Proposal 1 - Election of Directors,” “About our Board of Directors - Board and Its Committees,” “About our Board of Directors - Board Committees - Audit Committee,” “About our Management Team,” “Delinquent Section 16(a) Reports,” “About our Board of Directors - Code of Business Ethics” and “Stockholder Proposals for the 2022 Annual Meeting” are incorporated herein by reference.

The Company has a written Code of Business Ethics that applies to the Company’s Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer) and others. The Code of Business Ethics is available on the Company’s website at www.alphametresources.com. Any amendments to, or waivers from, a provision of our Code of Business Ethics that applies to our Principal Executive Officer, Principal Financial and Accounting Officer or persons performing similar functions and that relates to any element of the code of ethics enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting on our website. Information on or accessible through our website is not incorporated by reference into this Annual Report on Form 10-K.

Item 11. Executive Compensation

The sections of our Proxy Statement entitled “About our Board of Directors - Director Compensation - 2020 Director Compensation,” “Executive Compensation - Compensation Discussion and Analysis,” “Board Committee Reports - Compensation Committee Report,” “Executive Compensation - Compensation Discussion and Analysis - Risk Assessment of Compensation Programs,” “Executive Compensation - 2020 Summary Compensation Table,” “Executive Compensation - 2020 Grants of Plan-Based Awards,” “Executive Compensation - Outstanding Equity Awards at 2020 Fiscal Year End,” “Executive Compensation - Option Exercises and Stock Vested in 2020,” “Executive Compensation - Nonqualified Deferred Compensation,” “Executive Compensation - Potential Payments Upon Termination or Change in Control,” and “Pay Ratio” are incorporated herein by reference.

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

Item 14. Principal Accounting Fees and Services

The sections of our Proxy Statement entitled “Proposal 5 - Ratification of Appointment of Independent Registered Public Accounting Firm - Independent Registered Public Accounting Firm and Fees” and “Proposal 5 - Ratification of Appointment of Independent Registered Public Accounting Firm - Policy for Approval of Audit and Permitted Non-Audit Services” are incorporated herein by reference.

Additional Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may access and read our SEC filings through our website, at www.alphametresources.com, or the SEC’s website, at www.sec.gov. You may also request copies of our filings, at no cost, by telephone at (423) 573-0300 or by mail at: Alpha Metallurgical Resources, Inc., P.O. Box 848, Bristol, TN 37621, attention: Investor Relations. Our Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, Corporate Governance Practices and Policies, and Code of Business Ethics are also available on our website and available in print to any stockholder who requests them. Information on or accessible through our website is not incorporated by reference into this Annual Report on Form 10-K.

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

(a) Documents filed as part of this Annual Report on Form 10-K:

(1) The following financial statements are filed as part of this Annual Report on Form 10-K under Item 8-Financial Statements and Supplementary Data:

•Report of Independent Registered Public Accounting Firm
•Consolidated Statements of Operations, Years ended December 31, 2020 and 2019
•Consolidated Statements of Comprehensive Loss, Years ended December 31, 2020 and 2019
•Consolidated Balance Sheets, December 31, 2020 and 2019
•Consolidated Statements of Cash Flows, Years ended December 31, 2020 and 2019
•Consolidated Statements of Stockholders’ Equity, Years ended December 31, 2020 and 2019
•Notes to Consolidated Financial Statements

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

ALPHA METALLURGICAL RESOURCES, INC.
Date: March 15, 2021	By:	/s/ Charles Andrew Eidson
	Name:	Charles Andrew Eidson
	Title:	President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

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

Signature	Date	Title

/s/ David J. Stetson	March 15, 2021	Chief Executive Officer (Principal Executive Officer)
David J. Stetson

/s/ Charles Andrew Eidson	March 15, 2021	President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Charles Andrew Eidson

/s/ Michael J. Quillen	March 15, 2021	Director
Michael J. Quillen

/s/ Kenneth S. Courtis	March 15, 2021	Director
Kenneth S. Courtis

/s/ Albert E. Ferrara, Jr.	March 15, 2021	Director
Albert E. Ferrara, Jr.

/s/ Elizabeth A. Fessenden	March 15, 2021	Director
Elizabeth A. Fessenden

/s/ Daniel D. Smith	March 15, 2021	Director
Daniel D. Smith

/s/ Scott D. Vogel	March 15, 2021	Director
Scott D. Vogel

Exhibit Index

Exhibit No.	Description of Exhibit
3.1*
Second Amended and Restated Certificate of Incorporation of Contura Energy, Inc. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

3.2*	Third Amended and Restated Bylaws of Contura Energy, Inc. (Incorporated by reference to Exhibit 3.2 on Form 10-K of Contura Energy, Inc. filed on March 18, 2020)
3.3*
Amendment to Second Amended and Restated Certificate of Incorporation of Contura Energy, Inc. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-38735) filed on January 22, 2021)

3.4*	Amendment to Third Amended and Restated Bylaws of Contura Energy, Inc. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-38735) filed on January 22, 2021)
4.1	Specimen Certificate for shares of Common Stock
4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
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

10.31*†
Contura Energy, Inc. Management Incentive Plan, effective as of July 26, 2016. (Incorporated by reference to Exhibit 10.36 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.32*†
Amendment 1 to Contura Energy, Inc. Management Incentive Plan, dated as of January 18, 2017. (Incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.33*†
Form of Contura Energy, Inc. Option Agreement. (Incorporated by reference to Exhibit 10.38 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.34*†
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

10.38*†	Form of 2018 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.45 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)
10.39*	Form of Voting and Support Agreement. (Incorporated by reference to Exhibit 10.46 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on October 5, 2018)

10.40*
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

10.41*†	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Contura Energy, Inc. filed on November 13, 2018)
10.42*
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

10.43†	Contura Energy, Inc. Amended and Restated Non-Employee Director Compensation Policy, dated November 17, 2020
10.44*
Amended and Restated Pledge and Security Agreement, dated as of November 9, 2018, by and among Contura Energy, Inc. and the subsidiaries of Contura Energy, Inc. that are grantors thereunder, and Citibank, N.A., as collateral agent. (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Contura Energy, Inc. filed on November 13, 2018)

10.45*
Amended and Restated Pledge and Security Agreement, dated as of November 9, 2018, by and among Contura Energy, Inc. and the subsidiaries of Contura Energy, Inc. that are grantors thereunder, and Jefferies Finance LLC, as collateral agent. (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Contura Energy, Inc. filed on November 13, 2018)

10.46*
Amended and Restated Guaranty Agreement, dated as of November 9, 2018, by and among subsidiaries of Contura Energy, Inc. that are guarantors party thereto and Jefferies Finance LLC, as administrative agent. (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Contura Energy, Inc. filed on November 13, 2018)

10.47*
Term Sheet dated as of November 6, 2018 by and amongst ANR, Inc., Alpha Natural Resources Holdings, Inc., Contura Energy, Inc. and the West Virginia Department of Environmental Protection (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of Contura Energy, Inc. filed on November 13, 2018)

10.48*†
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

10.51*
Amended and Restated Commitment Letter, dated as of May 21, 2019, by and among Contura Energy, Inc. and certain of its existing shareholders (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Contura Energy, Inc. filed on May 21, 2019)

10.52*
Credit Agreement, dated as of June 14, 2019, by and among Contura Energy, Inc., as the Borrower, Cantor Fitzgerald Securities, as Administrative Agent and certain lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Contura Energy, Inc. filed on June 18, 2019)

10.53*†
Employment Agreement, dated as of July 29, 2019, by and between Contura Energy, Inc. and David J. Stetson (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Contura Energy, Inc. filed on July 29, 2019)

10.54*
Amended and Restated Term Sheet, dated as of October 18, 2019, by and between Contura Energy, Inc. and Eagle Specialty Materials, LLC (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Contura Energy, Inc. filed on October 21, 2019)

10.55*
Agreement, dated as of October 18, 2019, by and among Contura Coal West, LLC, the United States Department of Interior’s Office of Surface Mining, Reclamation and Enforcement, FM Coal, LLC and Eagle Specialty Materials, LLC (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Contura Energy, Inc. filed on October 21, 2019)

10.56*
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

10.57*†	Form of Incentive Award Agreement (Incorporated by reference to Exhibit 10.1 on Form 10-Q of Contura Energy, Inc. filed on May 11, 2020)
10.58*†	Form of Performance Share Unit Award Agreement (Incorporated by reference to Exhibit 10.2 on Form 10-Q of Contura Energy, Inc. filed on May 11, 2020)
10.59*†	Form of Management Incentive Plan Restricted Unit Award Agreement (Incorporated by reference to Exhibit 10.3 on Form 10-Q of Contura Energy, Inc. filed on May 11, 2020)
10.60*†
Plan Document and Summary Plan Description of the Amended and Restated Contura Energy, Inc. Key Employee Separation Plan (Incorporated by reference to Exhibit 10.1 on Form 10-Q of Contura Energy, Inc. filed on November 9, 2020)

10.61*†
Amended and Restated Employment Agreement, dated as of January 26, 2021, by and between Contura Energy, Inc. and David J. Stetson (Incorporated by reference to Exhibit 10.1 on Form 8-K of Contura Energy, Inc. filed on January 29, 2021)

21.1	List of Subsidiaries of Alpha Metallurgical Resources, Inc.
23.1	Consent of RSM US LLP
23.2	Consent of KPMG LLP
23.3	Consent of Marshall Miller & Associates, Inc. dated March 15, 2021
31	Certifications Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32	Certifications Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosure
101
The following financial information from Alpha Metallurgical Resources, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders’ Equity, and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________
* Previously filed.
† Management contract, compensatory plan or arrangement.