Form 10-Q
period 2021-03-31
Alpha Metallurgical Resources, Inc.
filed 2021-05-10
CIK 1704715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes   ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AMR	New York Stock Exchange

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of April 30, 2021: 18,390,042

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
•our ability to obtain or renew surety bonds on acceptable terms or maintain our current bonding status; and

•other factors, including the other factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of this Report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Part I - Financial Information

Item 1. Financial Statements

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Revenues:
Coal revenues	$385,452	$401,460
Other revenues	801	1,344
Total revenues	386,253	402,804
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	347,428	334,220
Depreciation, depletion and amortization	28,438	47,616
Accretion on asset retirement obligations	6,648	6,639
Amortization of acquired intangibles, net	3,869	511
Asset impairment and restructuring	(561)	33,709
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	14,982	15,481
Total other operating (income) loss:
Mark-to-market adjustment for acquisition-related obligations	3,176	(14,997)
Other income	(1,225)	(668)
Total costs and expenses	402,755	422,511
Loss from operations	(16,502)	(19,707)
Other (expense) income:
Interest expense	(17,990)	(18,176)
Interest income	164	968
Equity loss in affiliates	(134)	(743)
Miscellaneous income (loss), net	1,766	(716)
Total other expense, net	(16,194)	(18,667)
Loss from continuing operations before income taxes	(32,696)	(38,374)
Income tax benefit	5	2,188
Net loss from continuing operations	(32,691)	(36,186)
Discontinued operations:
Loss from discontinued operations before income taxes	(237)	(3,622)
Loss from discontinued operations	(237)	(3,622)
Net loss	$(32,928)	$(39,808)

Basic and diluted loss per common share:
Loss from continuing operations	$(1.78)	$(1.98)
Loss from discontinued operations	(0.01)	(0.20)
Net loss	$(1.79)	$(2.18)

Weighted average shares – basic and diluted	18,361,444	18,245,911

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Net loss	$(32,928)	$(39,808)
Other comprehensive income (loss), net of tax:
Employee benefit plans:
Amortization of and adjustments to employee benefit costs	$1,484	$(4,010)
Income tax expense	—	—
Total other comprehensive income (loss), net of tax	$1,484	$(4,010)
Total comprehensive loss	$(31,444)	$(43,818)
Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$92,236	$139,227
Trade accounts receivable, net of allowance for doubtful accounts of $470 and $293 as of March 31, 2021 and December 31, 2020	214,342	145,670
Inventories, net	108,871	108,051
Prepaid expenses and other current assets	106,909	106,252
Current assets - discontinued operations	3,216	10,935
Total current assets	525,574	510,135
Property, plant, and equipment, net of accumulated depreciation and amortization of $400,505 and $382,423 as of March 31, 2021 and December 31, 2020	361,120	363,620
Owned and leased mineral rights, net of accumulated depletion and amortization of $40,976 and $35,143 as of March 31, 2021 and December 31, 2020	457,416	463,250
Other acquired intangibles, net of accumulated amortization of $29,651 and $25,700 as of March 31, 2021 and December 31, 2020	84,245	88,196
Long-term restricted cash	85,640	96,033
Other non-current assets	148,170	149,382
Non-current assets - discontinued operations	9,476	9,473
Total assets	$1,671,641	$1,680,089
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$29,447	$28,830
Trade accounts payable	97,902	58,413
Acquisition-related obligations – current	19,879	19,099
Accrued expenses and other current liabilities	134,873	140,406
Current liabilities - discontinued operations	7,502	12,306
Total current liabilities	289,603	259,054
Long-term debt	550,314	553,697
Acquisition-related obligations - long-term	23,123	20,768
Workers’ compensation and black lung obligations	229,691	230,081
Pension obligations	211,722	218,671
Asset retirement obligations	140,675	140,074
Deferred income taxes	474	480
Other non-current liabilities	27,850	28,072
Non-current liabilities - discontinued operations	28,028	29,090
Total liabilities	1,501,480	1,479,987
Commitments and Contingencies (Note 16)
Stockholders’ Equity
Preferred stock - par value $0.01, 5.0 million shares authorized, none issued	—	—
Common stock - par value $0.01, 50.0 million shares authorized, 20.7 million issued and 18.4 million outstanding at March 31, 2021 and 20.6 million issued and 18.3 million outstanding at December 31, 2020	207	206
Additional paid-in capital	781,606	779,424
Accumulated other comprehensive loss	(110,501)	(111,985)
Treasury stock, at cost: 2.3 million shares at March 31, 2021 and December 31, 2020	(107,694)	(107,014)
Accumulated deficit	(393,457)	(360,529)

Total stockholders’ equity	170,161	200,102
Total liabilities and stockholders’ equity	$1,671,641	$1,680,089

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net loss	$(32,928)	$(39,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	28,438	54,465
Amortization of acquired intangibles, net	3,869	865
Accretion of acquisition-related obligations discount	371	1,092
Amortization of debt issuance costs and accretion of debt discount	3,316	3,659
Mark-to-market adjustment for acquisition-related obligations	3,176	(14,997)
Gain on disposal of assets	(1,258)	(745)
Asset impairment and restructuring	(561)	33,709
Accretion on asset retirement obligations	6,648	7,375
Employee benefit plans, net	2,147	5,346
Deferred income taxes	(6)	32,960
Stock-based compensation	2,183	2,078
Equity loss in affiliates	134	743
Other, net	826	808
Changes in operating assets and liabilities	(35,470)	(87,610)
Net cash used in operating activities	(19,115)	(60)
Investing activities:
Capital expenditures	(20,395)	(49,559)
Proceeds on disposal of assets	2,652	208
Purchases of investment securities	(12,959)	(12,435)
Maturity of investment securities	1,376	3,918
Capital contributions to equity affiliates	(441)	(915)
Other, net	18	12
Net cash used in investing activities	(29,749)	(58,771)
Financing activities:
Proceeds from borrowings on debt	—	57,500
Principal repayments of debt	(4,755)	(1,404)
Principal repayments of notes payable	(468)	(49)
Principal repayments of financing lease obligations	(501)	(803)
Common stock repurchases and related expenses	(680)	(108)
Net cash (used in) provided by financing activities	(6,404)	55,136
Net decrease in cash and cash equivalents and restricted cash	(55,268)	(3,695)
Cash and cash equivalents and restricted cash at beginning of period	244,571	347,680
Cash and cash equivalents and restricted cash at end of period	$189,303	$343,985
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	As of March 31,
	2021	2020
Cash and cash equivalents	$92,236	$227,056
Short-term restricted cash (included in prepaid expenses and other current assets)	11,427	15,114
Long-term restricted cash	85,640	101,815
Total cash and cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$189,303	$343,985

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Retained Earnings (Deficit)	Total Stockholders’ Equity
Balances, December 31, 2019	$205	$775,707	$(58,616)	$(107,984)	$86,810	$696,122
Net loss	—	—	—	—	(39,808)	(39,808)
Credit losses cumulative-effect adjustment	—	—	—	—	(440)	(440)
Other comprehensive loss, net	—	—	(4,010)	—	—	(4,010)
Stock-based compensation and net issuance of common stock for share vesting	—	900	—	—	—	900
Common stock repurchases and related expenses	—	—	—	1,071	—	1,071
Balances, March 31, 2020	$205	$776,607	$(62,626)	$(106,913)	$46,562	$653,835

Balances, December 31, 2020	$206	$779,424	$(111,985)	$(107,014)	$(360,529)	$200,102
Net loss	—	—	—	—	(32,928)	(32,928)
Other comprehensive income, net	—	—	1,484	—	—	1,484
Stock-based compensation and net issuance of common stock for share vesting	1	2,182	—	—	—	2,183
Common stock reissuances, repurchases and related expenses	—	—	—	(680)	—	(680)
Balances, March 31, 2021	$207	$781,606	$(110,501)	$(107,694)	$(393,457)	$170,161
Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

(1) Business and Basis of Presentation
Business

Alpha Metallurgical Resources, Inc. (“Alpha” or the “Company”) is a Tennessee-based mining company with operations across Virginia and West Virginia. With customers across the globe, high-quality reserves and significant port capacity, Alpha is a leading U.S. supplier of metallurgical products for the steel industry.

Basis of Presentation

Together, the condensed consolidated statements of operations, comprehensive loss, balance sheets, cash flows and stockholders’ equity for the Company are referred to as the “Condensed Consolidated Financial Statements.” The Condensed Consolidated Financial Statements are also referenced across periods as “Condensed Consolidated Statements of Operations,” “Condensed Consolidated Statements of Comprehensive Loss,” “Condensed Consolidated Balance Sheets,” “Condensed Consolidated Statements of Cash Flows,” and “Condensed Consolidated Statements of Stockholders’ Equity.” The Company’s former Northern Appalachia (“NAPP”) operations results of operations and financial position are reported as discontinued operations in the Condensed Consolidated Financial Statements. The historical information in the accompanying Notes to the Condensed Consolidated Financial Statements has been restated to reflect the effects of the Company’s former NAPP operations being reported as discontinued operations in the Condensed Consolidated Financial Statements. Refer to Note 2 for further information on discontinued operations.
The Condensed Consolidated Financial Statements include all wholly-owned subsidiaries’ results of operations for the three months ended March 31, 2021 and 2020. All significant intercompany transactions have been eliminated in consolidation.

The accompanying interim Condensed Consolidated Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP as long as the financial statements are not misleading. In the opinion of management, these interim Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or any other period. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
depend on certain developments, including the duration and spread of the outbreak, its impact on its customers and suppliers and the range of governmental and community reactions to the pandemic, which are still uncertain and cannot be fully predicted at this time.

Recently Adopted Accounting Guidance

Convertible Debt and Contracts in Entity’s Own Equity: In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). The amendments in this update simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity, such as the Company’s outstanding Series A warrants. For public business entities, the standard is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company adopted ASU 2020-06 during the first quarter of 2021. The adoption of this ASU did not have a material impact on the Company's Condensed Consolidated Financial Statements and related disclosures.

Reference Rate Reform: In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-01”). The amendments in this update clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. For all entities, the standard is effective immediately. The Company adopted ASU 2021-01 during the first quarter of 2021. The adoption of this ASU did not have a material impact on the Company's Condensed Consolidated Financial Statements and related disclosures.

(2) Discontinued Operations

Discontinued operations consists of activity related to the Company’s former NAPP operations.

On December 10, 2020, the Company closed on a transaction to sell its thermal coal mining operations located in Pennsylvania consisting primarily of its Cumberland mining complex and related property to a third party purchaser, Iron Senergy Holdings, LLC (“Iron Senergy”). The mining permits associated with the Cumberland operations were obtained by Iron Senergy at closing. Due to the administrative process, the Company expects the release of the Company’s remaining existing surety bonds and the acceptance of Iron Senergy’s replacement bonds to be completed during the second quarter of 2021. As of May 5, 2021, $123,474 of the Company’s surety bonds have been released, with $11,165 remaining to be released through the administrative process.

Major Financial Statement Components of Discontinued Operations

The loss from discontinued operations before income taxes for the three months ended March 31, 2021 was ($237). The major components of loss from discontinued operations before income taxes in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 are as follows:

Three Months Ended March 31, 2020 (2)
Revenues:
Total revenues	$67,656
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	62,422
Depreciation, depletion and amortization	6,849
Accretion on asset retirement obligations	736
Selling, general and administrative expenses (1)	1,218
Other non-major expense items, net	53
Loss from discontinued operations before income taxes	$(3,622)
(1) Represents professional and legal fees.
(2) Includes minor residual activity related to the Company’s former Powder River Basin (“PRB”) operations.

Refer to the Condensed Consolidated Statements of Operations for loss per share information related to discontinued

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
operations.

The major components of assets and liabilities that are classified as discontinued operations in the Condensed Consolidated Balance Sheets are as follows:

	March 31, 2021	December 31, 2020
Assets:
Trade accounts receivable, net of allowance for doubtful accounts	$—	$7,504
Prepaid expenses and other current assets	$3,216	$3,431
Other non-current assets (1)	$9,476	$9,473

Liabilities:
Trade accounts payable, accrued expenses and other current liabilities	$7,502	$12,306
Workers’ compensation and black lung obligations, non-current	$26,737	$27,799
Other non-current liabilities	$1,291	$1,291
(1) Primarily comprised of workers’ compensation insurance receivable and long-term restricted investments collateralizing workers’ compensation obligations.

The major components of cash flows related to discontinued operations are as follows:

Three Months Ended March 31, 2020
Depreciation, depletion and amortization	$6,849
Capital expenditures	$13,296
Other significant operating non-cash items related to discontinued operations:
Accretion on asset retirement obligations	$736

(3) Revenue

Disaggregation of Revenue from Contracts with Customers

The Company earns revenues primarily through the sale of coal produced at Company operations and coal purchased from third parties. The Company extracts, processes and markets met and thermal coal from deep and surface mines for sale to steel and coke producers, industrial customers, and electric utilities.

The Company has disaggregated revenue between met coal and thermal coal and export and domestic revenues which depicts the pricing and contract differences between the two. Export revenue generally is derived by spot or short term contracts with pricing determined at the time of shipment or based on a market index; whereas domestic revenue is characterized by contracts that typically have a term of one year or longer and typically the pricing is fixed. The following tables disaggregate the Company’s coal revenues by product category and by market to depict how the nature, amount, timing, and uncertainty of the Company’s coal revenues and cash flows are affected by economic factors:

	Three Months Ended March 31, 2021
	Met Coal	Thermal Coal	Total
Export coal revenues	$242,752	$1,031	$243,783
Domestic coal revenues	100,242	41,427	141,669
Total coal revenues	$342,994	$42,458	$385,452

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended March 31, 2020
	Met Coal	Thermal Coal	Total
Export coal revenues	$244,071	$7,383	$251,454
Domestic coal revenues	114,688	35,318	150,006
Total coal revenues	$358,759	$42,701	$401,460

Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied as of March 31, 2021.

	Remainder of 2021	2022	2023	2024	2025	Total
Estimated coal revenues	$84,555	$32,560	$—	$—	$—	$117,115

(4) Accumulated Other Comprehensive Loss
The following tables summarize the changes to accumulated other comprehensive loss during the three months ended March 31, 2021 and 2020:

	Balance January 1, 2021	Other comprehensive loss before reclassifications	Amounts reclassified from accumulated other comprehensive loss	Balance March 31, 2021
Employee benefit costs	$(111,985)	$—	$1,484	$(110,501)

	Balance January 1, 2020	Other comprehensive loss before reclassifications	Amounts reclassified from accumulated other comprehensive loss	Balance March 31, 2020
Employee benefit costs	$(58,616)	$(6,004)	$1,994	$(62,626)

The following table summarizes the amounts reclassified from accumulated other comprehensive loss and the Condensed Consolidated Statements of Operations line items affected by the reclassification during the three months ended March 31, 2021 and 2020:

Details about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss		Affected line item in the Condensed Consolidated Statements of Operations
	Three Months Ended March 31,
	2021	2020
Employee benefit costs:
Amortization of actuarial loss (1)	$1,484	$794	Miscellaneous income (loss), net
Settlement (1)	—	1,200	Miscellaneous income (loss), net
Total before income tax	$1,484	$1,994
Income tax	—	—	Income tax benefit
Total, net of income tax	$1,484	$1,994
(1) These accumulated other comprehensive loss components are included in the computation of net periodic benefit costs for certain employee benefit plans. Refer to Note 14.

(5) Net Loss Per Share
The number of shares used to calculate basic net loss per common share is based on the weighted average number of the Company’s outstanding common shares during the respective period. The number of shares used to calculate diluted net loss

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
per common share is based on the number of common shares used to calculate basic net loss per common share plus the dilutive effect of stock options and other stock-based instruments held by the Company’s employees and directors during the period, and the Company’s outstanding Series A warrants. The diluted effect of outstanding stock-based instruments is determined by application of the treasury stock method. The warrants become dilutive for diluted net loss per common share calculations when the market price of the Company’s common stock exceeds the exercise price. Dilutive securities are not included in the computation of diluted net loss per common share as the impact would be anti-dilutive. Refer to the Condensed Consolidated Statements of Operations for net loss per common share for the three months ended March 31, 2021 and 2020.

For the three months ended March 31, 2021 and 2020, 954,248 and 1,403,706 warrants, stock options, and other stock-based instruments, respectively, were excluded from the computation of dilutive net loss per common share because they would have been anti-dilutive. When applying the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share are higher than the Company’s average stock price during an applicable period.

Anti-dilution also occurs in periods of a net loss, and the dilutive impact of all share-based compensation awards are excluded. For the three months ended March 31, 2021 and 2020, the weighted average share impact of stock options and other stock-based instruments that were excluded from the calculation of diluted shares due to the Company incurring a net loss for the period were 323,236 and 193,357, respectively.

(6) Inventories, net
Inventories, net consisted of the following:

	March 31, 2021	December 31, 2020
Raw coal	$20,573	$15,084
Saleable coal	62,688	69,262
Materials, supplies and other, net	25,610	23,705
Total inventories, net	$108,871	$108,051

(7) Acquired Intangibles
The Company has recognized assets for acquired above market-priced coal supply agreements and acquired mine permits and liabilities for acquired below market-priced coal supply agreements. The balances and respective balance sheet classifications of such assets and liabilities as of March 31, 2021 and December 31, 2020, net of accumulated amortization, are set forth in the following tables:

	March 31, 2021
	Assets (1)	Liabilities (2)	Net Total
Coal supply agreements, net	$—	$(245)	$(245)
Acquired mine permits, net	84,245	—	84,245
Total	$84,245	$(245)	$84,000

	December 31, 2020
	Assets (1)	Liabilities (2)	Net Total
Coal supply agreements, net	$—	$(327)	$(327)
Acquired mine permits, net	88,196	—	88,196
Total	$88,196	$(327)	$87,869
(1) Included within other acquired intangibles, net of accumulated amortization on the Company’s Condensed Consolidated Balance Sheets.
(2) Included within other non-current liabilities on the Company’s Condensed Consolidated Balance Sheets.

The following table details the amortization of the Company’s acquired intangibles included within amortization of acquired intangibles, net in the Condensed Consolidated Statements of Operations:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended March 31,
	2021	2020
Amortization of mine permits	$3,951	$3,328

Amortization of above-market coal supply agreements	$—	$18
Amortization of below-market coal supply agreements	(82)	(2,835)
Net income	$(82)	$(2,817)

(8) Asset Impairment and Restructuring
Long-lived Asset Impairment

The following tables present the details of the long-lived asset impairment during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021 (1)	2020 (2)
Mineral rights, net	$—	$21,825
Property, plant, and equipment, net	60	6,066
Acquired mine permits, net	—	5,818
Total long-lived asset impairment	$60	$33,709
(1) Long-lived asset impairment was recorded in All Other to reduce the carrying value of property, plant, and equipment, net, due to capital spending during the quarter at previously impaired locations requiring the impairment of certain additional assets not considered recoverable.
(2) Due to declines in metallurgical and thermal coal pricing which reduced forecasted margins at certain locations to amounts below those required for full recoverability, the Company determined that indicators of impairment were present for four long-lived asset groups within its Met reporting segment and three long-lived asset groups within All Other and performed impairment testing as of February 29, 2020. At February 29, 2020, the Company determined that the carrying amounts of the asset groups exceeded both their undiscounted cash flows and their estimated fair values. The Company estimated the fair value of these asset groups generally using a discounted cash flow analysis utilizing market-participant assumptions. A total of $32,951 and $758 of long-lived asset impairment was recorded within Met and All Other, respectively.

Restructuring

As a result of the strategic actions announced in the second quarter of 2020 and subsequent changes to severance and employee-related benefits, the Company recorded restructuring expense of ($621) in All Other during the three months ended March 31, 2021. There was no restructuring expense recorded during the three months ended March 31, 2020.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
(9) Long-Term Debt
Long-term debt consisted of the following:

	March 31, 2021	December 31, 2020
Term Loan Credit Facility - due June 2024	$551,969	$553,373
ABL Facility - due April 2022	—	3,350
LCC Note Payable	27,500	27,500
LCC Water Treatment Obligation	6,875	6,875
Other (1)	7,520	8,475
Debt discount and issuance costs	(14,103)	(17,046)
Total long-term debt	579,761	582,527
Less current portion	(29,447)	(28,830)
Long-term debt, net of current portion	$550,314	$553,697
(1) Includes financing leases.

Term Loan Credit Facility - due June 2024
As of March 31, 2021, the borrowings made under the senior secured term loan facility with a maturity date of June 14, 2024 (the “Term Loan Credit Facility”) were comprised of Eurocurrency Rate Loans (as defined therein) with an interest rate of 9.00%, calculated as the Eurocurrency rate during the period plus an applicable rate of 7.00%. As of March 31, 2021, the carrying value of the Term Loan Credit Facility was $541,195, with $5,618 classified as current within the Condensed Consolidated Balance Sheets. As of December 31, 2020, the carrying value of the Term Loan Credit Facility was $540,643, with $5,618 classified as current within the Condensed Consolidated Balance Sheets.

All obligations under the Term Loan Credit Facility are guaranteed by substantially all of Alpha’s direct and indirect subsidiaries. Certain obligations under the Term Loan Facility are secured by a senior lien, subject to certain exceptions (including the ABL Priority Collateral described below), by substantially all of Alpha’s assets and the assets of Alpha’s subsidiary guarantors (“Term Loan Priority Collateral”), in each case subject to exceptions. The obligations under the Term Loan Credit Facility are also secured by a junior lien, again subject to certain exceptions, against the ABL Priority Collateral. The Term Loan Facility contains negative and affirmative covenants including certain financial covenants that are more flexible than the covenants on the Amended and Restated Credit Agreement dated November 9, 2018. The Company was in compliance with all covenants under this agreement as of March 31, 2021.

Amended and Restated Asset-Based Revolving Credit Agreement

The Amended and Restated Asset-Based Revolving Credit Agreement includes a senior secured asset-based revolving credit facility (the “ABL Facility”). Under the ABL Facility, the Company may borrow cash or obtain letters of credit, on a revolving basis. As of March 31, 2021, there were no outstanding borrowings under the ABL Facility. As of December 31, 2020, the carrying value of the ABL Facility was $3,350, all of which was classified as long-term within the Condensed Consolidated Balance Sheets. As of March 31, 2021 and December 31, 2020, the Company had $130,897 and $123,108 letters of credit outstanding under the ABL Facility, respectively.

The Amended and Restated Asset-Based Revolving Credit Agreement provides that a specified percentage of billed, unbilled and approved foreign receivables and raw and clean inventory meeting certain criteria are eligible to be counted for purposes of collateralizing the amount of financing available, subject to certain terms and conditions. Availability under the ABL Facility is calculated on a monthly basis and fluctuates based on qualifying amounts of coal inventory and trade accounts receivable (the “Borrowing Base”) and the facility's covenant limitations related to the Fixed Charge Coverage Ratio (as defined therein). In accordance with terms of the ABL Facility, the Company may be required to collateralize the ABL Facility to the extent outstanding borrowings and letters of credit under the ABL Facility exceed the Borrowing Base after considering covenant limitations. Due to fluctuations of the Borrowing Base, the Company was required to post $25,000 of collateral in January 2021 to remain in compliance with the terms of the ABL Facility as of December 31, 2020. During the first quarter of 2021, a portion of the posted cash collateral was used to repay the remaining $3,350 in borrowings under the ABL Facility, and the remaining posted cash collateral was returned to unrestricted cash.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
The ABL Facility is guaranteed by substantially all of Alpha’s direct and indirect subsidiaries (together with the Alpha, the “Loan Parties”) and secured by all or substantially all assets of the Loan Parties, including equity in Alpha’s direct domestic subsidiaries and first-tier foreign subsidiaries, as collateral for the obligations under the ABL Facility. The ABL Facility has a first lien on ABL Priority Collateral (as defined therein) and a second lien on Term Loan Priority Collateral. The Amended and Restated Asset-Based Revolving Credit Agreement, as amended, and related documents contain negative and affirmative covenants including certain financial covenants. The Company is in compliance with all covenants under these agreements as of March 31, 2021.

(10) Acquisition-Related Obligations
Acquisition-related obligations consisted of the following:

	March 31, 2021	December 31, 2020
Contingent Revenue Obligation	$32,143	$28,967
Environmental Settlement Obligations	9,979	10,391
UMWA Funds Settlement Liability	2,000	2,000
Discount	(1,120)	(1,491)
Total acquisition-related obligations	43,002	39,867
Less current portion	(19,879)	(19,099)
Acquisition-related obligations, net of current portion	$23,123	$20,768

Contingent Revenue Obligation

As of March 31, 2021 and December 31, 2020, the carrying value of the Contingent Revenue Obligation was $32,143 and $28,967, with $11,396 and $11,393 classified as current, respectively, classified as an acquisition-related obligation in the Condensed Consolidated Balance Sheets. Refer to Note 12 for further disclosures related to the fair value assignment and methods used.

During the second quarter of 2021, the Company paid $11,396 pursuant to the terms of the Contingent Revenue Obligation.

(11) Asset Retirement Obligations

The following table summarizes the changes in asset retirement obligations for the three months ended March 31, 2021:

Total asset retirement obligations at December 31, 2020	$165,064
Accretion for the period	6,648
Revisions in estimated cash flows	(9)
Expenditures for the period	(4,080)
Total asset retirement obligations at March 31, 2021	167,623
Less current portion (1)	(26,948)
Long-term portion	$140,675
(1)    Included within accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheets.

(12) Fair Value of Financial Instruments and Fair Value Measurements
The estimated fair values of financial instruments are determined based on relevant market information. These estimates involve uncertainty and cannot be determined with precision.
The carrying amounts for cash and cash equivalents, trade accounts receivable, net, prepaid expenses and other current assets, short-term and long-term restricted cash, short-term and long-term deposits, trade accounts payable, and accrued expenses and other current liabilities approximate fair value as of March 31, 2021 and December 31, 2020 due to the short maturity of these instruments.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
The following tables set forth by level, within the fair value hierarchy, the Company’s long-term debt at fair value as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term Loan Credit Facility - due June 2024	$541,195	$453,072	$—	$453,072	$—
LCC Note Payable	25,217	23,324	—	—	23,324
LCC Water Treatment Obligation	5,829	5,099	—	—	5,099
Total long-term debt	$572,241	$481,495	$—	$453,072	$28,423

	December 31, 2020
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term Loan Credit Facility - due June 2024	$540,643	$379,614	$—	$379,614	$—
ABL Facility - due April 2022	3,350	3,057	—	—	3,057
LCC Note Payable	24,423	20,328	—	—	20,328
LCC Water Treatment Obligation	5,636	4,281	—	—	4,281
Total long-term debt	$574,052	$407,280	$—	$379,614	$27,666
(1) Net of debt discounts and debt issuance costs.

The following tables set forth by level, within the fair value hierarchy, the Company’s acquisition-related obligations at fair value as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
UMWA Funds Settlement Liability	$1,741	$1,657	$—	$—	$1,657
Environmental Settlement Obligations	9,118	8,416	—	—	8,416
Total acquisition-related obligations	$10,859	$10,073	$—	$—	$10,073

	December 31, 2020
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
UMWA Funds Settlement Liability	$1,662	$1,426	$—	$—	$1,426
Environmental Settlement Obligations	9,237	7,760	—	—	7,760
Total acquisition-related obligations	$10,899	$9,186	$—	$—	$9,186
(1) Net of discounts.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial and non-financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2021 and December 31, 2020. Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the determination of fair value for assets and liabilities and their placement within the fair

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
value hierarchy levels.

	March 31, 2021
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent Revenue Obligation	$32,143	$—	$—	$32,143
Trading securities	$34,573	$32,440	$2,133	$—

	December 31, 2020
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent Revenue Obligation	$28,967	$—	$—	$28,967
Trading securities	$22,498	$20,092	$2,406	$—

The following tables present a reconciliation of the financial and non-financial assets and liabilities that were accounted for at fair value on a recurring basis and that were categorized within Level 3 of the fair value hierarchy:

	December 31, 2020	Payments	Loss (Gain) Recognized in Earnings (1)	Transfer In (Out) of Level 3 Fair Value Hierarchy	March 31, 2021
Contingent Revenue Obligation	$28,967	$—	$3,176	$—	$32,143
(1) The loss recognized in earnings resulted primarily from a decrease in the annual risk-free interest rate as of March 31, 2021.

	December 31, 2019	Payments	Loss (Gain) Recognized in Earnings (1)	Transfer In (Out) of Level 3 Fair Value Hierarchy	March 31, 2020
Contingent Revenue Obligation	$52,427	$—	$(14,997)	$—	$37,430
(1) The gain recognized in earnings resulted primarily from a change in the forecasted future revenue associated with this obligation and an increase in annualized volatility as of March 31, 2020.

The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the tables above:
Level 1 Fair Value Measurements
Trading Securities - Includes money market funds and other cash equivalents. The fair value is based on observable market data.

Level 2 Fair Value Measurements
Term Loan Credit Facility - due June 2024 - The fair value is based on the average between bid and ask prices provided by a third-party. As the fair value is based on observable market inputs and due to limited trading volume in the Term Loan Credit Facility, the Company has classified the fair value within Level 2 of the fair value hierarchy.

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

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

Level 3 Fair Value Measurements

ABL Facility - due April 2022 - Observable transactions are not available to aid in determining the fair value of this item. Therefore, the fair value was derived by using the expected present value approach in which estimated cash flows are discounted using a risk-free interest rate adjusted for credit risk (discount rate of approximately 9% as of December 31, 2020).

LCC Note Payable, LCC Water Treatment Obligation, UMWA Funds Settlement Liability and Environmental Settlement Obligations - Observable transactions are not available to aid in determining the fair value of these items. Therefore, the fair value was derived by using the expected present value approach in which estimated cash flows are discounted using a risk-free interest rate adjusted for credit risk (discount rates of approximately 25% and 34% as of March 31, 2021 and December 31, 2020, respectively).

Contingent Revenue Obligation - The fair value of the contingent revenue obligation was estimated using a Black-Scholes pricing model and is marked to market at each reporting period with changes in value reflected in earnings. The inputs included in the Black-Scholes pricing model are the Company's forecasted future revenue, the stated royalty rate, the remaining periods in the obligation; annual risk-free interest rate based on the U.S. Constant Maturity Treasury Curve and annualized volatility. The annualized volatility was calculated by observing volatilities for comparable companies with adjustments for the Company's size and leverage. The range of significant unobservable inputs used to value the contingent revenue obligation as of March 31, 2021 and December 31, 2020, are set forth in the following table:

	March 31, 2021	December 31, 2020
Forecasted future revenue	$0.9 - $1.1 billion	$0.9 - $1.1 billion
Stated royalty rate	1.0% - 1.5%	1.0% - 1.5%
Annualized volatility	20.5% - 49.9% (29.7%)	19.4% - 52.1% (28.0%)

(13) Income Taxes

For the three months ended March 31, 2021, the Company recorded income tax benefit of $5 on a loss from continuing operations before income taxes of $32,696. The income tax benefit differs from the expected statutory amount primarily due to the increase in the valuation allowance, partially offset by the permanent impact of percentage depletion deductions and the impact of state income taxes, net of federal tax impact. As of March 31, 2021, the Company anticipates that no current federal income tax liability will be generated in 2021. For the three months ended March 31, 2020, the Company recorded income tax benefit of $2,188 on a loss from continuing operations before income taxes of $38,374. The income tax benefit differs from the expected statutory amount primarily due to the increase in valuation allowance, partially offset by the permanent impact of percentage depletion deductions, the impact of state income taxes, net of federal tax impact, and the recording of a discrete tax benefit related to the refundability of previously sequestered AMT Credits.

During the three months ended March 31, 2021, the Company recorded an increase of $9,425 to its deferred tax asset valuation allowance. The increase in the valuation allowance results from an increase in deferred tax assets for which the Company is unable to support realization. The Company currently is relying primarily on the reversal of taxable temporary differences, along with consideration of taxable income via carryback to prior years and tax planning strategies, to support the realization of deferred tax assets. For each reporting period, the Company updates its assessment regarding the realizability of its deferred tax assets, including scheduling the reversal of its deferred tax assets and liabilities, to determine the amount of valuation allowance needed. Scheduling the reversal of deferred tax asset and liability balances requires judgment and estimation. The Company believes the deferred tax liabilities relied upon as future taxable income in its assessment will reverse in the same period and jurisdiction and are of the same character as the temporary differences giving rise to the deferred tax assets that will be realized. The valuation allowance recorded represents the portion of deferred tax assets for which the Company is unable to support realization through the methods described above.

(14) Employee Benefit Plans
The components of net periodic (benefit) expense other than the service cost component for the employee benefit plan obligations below are included in the line item miscellaneous income (loss), net in the Condensed Consolidated Statements of Operations.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
Pension

The following table details the components of the net periodic benefit for pension obligations:

	Three Months Ended March 31,
	2021	2020
Interest cost	$3,422	$4,735
Expected return on plan assets	(7,247)	(6,812)
Amortization of net actuarial loss	875	469
Settlement	—	1,167
Net periodic benefit	$(2,950)	$(441)

As a result of the recent funding relief granted under the American Rescue Plan Act, estimated contributions requirements to the pension plans were reduced relative to the Company’s previous estimates. The Company contributed $3,124 to the pension plans during the three months ended March 31, 2021 and expects to contribute $8,241 in the remainder of 2021.

Black Lung

The following table details the components of the net periodic expense for black lung obligations:

	Three Months Ended March 31,
	2021	2020
Service cost	$739	$488
Interest cost	607	822
Expected return on plan assets	(14)	(13)
Amortization of net actuarial loss	522	215
Net periodic expense	$1,854	$1,512

(15) Related Party Transactions
There were no material related party transactions for the three months ended March 31, 2021 or 2020.

(16) Commitments and Contingencies
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

Other Commitments

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
The Company has obligations under certain coal transportation agreements that contain minimum quantities to be shipped during contract periods from 2021 through 2022 with estimated obligations based on remaining tons to be shipped totaling $47,469 in 2022.
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
As of March 31, 2021, per terms of the Cumberland Back-to-Back Coal Supply Agreements, the Company is required to purchase and sell 2,226 and 2,375 tons of coal in the remainder of 2021 and 2022 totaling $86,933 and $92,390, respectively. For the three months ended March 31, 2021, the Company purchased and sold 700 tons, totaling $27,066 under the Cumberland Back-to-Back Coal Supply Agreements.
Future Federal Income Tax Refunds

As of March 31, 2021, the Company has recorded $64,160 of current federal income tax receivable and associated interest receivable of $5,299 related to a net operating loss (“NOL”) carryback claim. Because the federal government was a creditor in the Alpha Natural Resources, Inc. bankruptcy proceedings, it is possible that the federal government could withhold some or all of the tax refund attributable to the NOL carryback claim and assert a right to set off the tax refund and associated interest receivable against its prepetition bankruptcy claims.

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

As of March 31, 2021, the Company had $130,897 letters of credit outstanding under the Amended and Restated Asset-Based Revolving Credit Agreement. Additionally, as of March 31, 2021, the Company had $613 letters of credit outstanding under the Credit and Security Agreement dated June 30, 2017, and related amendments, between ANR, Inc. and First Tennessee Bank National Association. On March 31, 2021, the Amended and Restated Letter of Credit Agreement dated November 9, 2018 between ANR, Inc. and Citibank, N.A. was terminated.

As of March 31, 2021, the Company had outstanding surety bonds with a total face amount of $253,479 to secure various obligations and commitments, including $38,752 attributable to discontinued operations which is expected to be released during the second quarter of 2021. As of May 5, 2021, $123,474 of the Company’s surety bonds attributable to discontinued operations have been released, with $11,165 remaining to be released through the administrative process. To secure the Company’s reclamation-related obligations, the Company has $50,737 of collateral supporting these obligations as of March 31, 2021.

The Company meets frequently with its surety providers and has discussions with certain providers regarding the extent of and the terms of their participation in the program. These discussions may cause the Company to shift surety bonds between providers or to alter the terms of their participation in our program. To the extent that surety bonds become unavailable or the

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
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

Amounts included in restricted cash represent cash deposits primarily invested in interest bearing accounts that are restricted as to withdrawal as required by certain agreements entered into by the Company and provide collateral to secure the following obligations which have been written on the Company’s behalf:

	March 31, 2021	December 31, 2020
Workers' compensation and black lung obligations	$60,183	$69,725
Reclamation-related obligations	3,661	8,445
Financial payments and other performance obligations	21,796	17,863
Contingent revenue obligation escrow	11,427	9,311
Total restricted cash	97,067	105,344
Less current portion (1)	(11,427)	(9,311)
Restricted cash, net of current portion	$85,640	$96,033
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

Restricted investments consist of Federal Deposit Insurance Company (“FDIC”) insured certificates of deposit, mutual funds, and U.S. treasury bills that are restricted as to withdrawal as required by certain agreements entered into by the Company and provide collateral to secure the following obligations which have been written on the Company’s behalf:

	March 31, 2021	December 31, 2020
Workers’ compensation obligations	$50	$51
Reclamation-related obligations	33,224	22,233
Financial payments and other performance obligations	2,058	1,484
Total restricted investments (1), (2)	$35,332	$23,768
(1) Included within other non-current assets on the Company’s Condensed Consolidated Balance Sheets.
(2) As of March 31, 2021 and December 31, 2020, respectively, $34,573 and $22,498 are classified as trading securities and $759 and $1,270 are classified as held-to-maturity securities.

Deposits represent cash deposits held at third parties as required by certain agreements entered into by the Company to provide cash collateral to secure the following obligations which have been written on the Company’s behalf:

	March 31, 2021	December 31, 2020
Reclamation-related obligations	$13,852	$25,633
Financial payments and other performance obligations	1,037	1,596
Other operating agreements	923	1,018
Total deposits (1)	$15,812	$28,247
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

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
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

(17) Segment Information
The Company extracts, processes and markets met and thermal coal from deep and surface mines for sale to steel and coke producers, industrial customers, and electric utilities. The Company conducts mining operations only in the United States with mines in Central Appalachia (“CAPP”). The Company has one reportable segment: Met, which consists of five active mines and two preparation plants in Virginia, fourteen active mines and five preparation plants in West Virginia, as well as expenses associated with certain idled/closed mines. Prior to the first quarter of 2021, the Company had two reportable segments: CAPP - Met and CAPP - Thermal. As a result of the Company’s continued strategic focus on the production of metallurgical coal and the reduction of thermal mining operations, the Company re-evaluated its previous conclusions with respect to its segment reporting during the period. To conform to the current period reportable segments presentation, the prior periods have been restated to reflect the change in reportable segments.

In addition to the one reportable segment, All Other includes general corporate overhead and corporate assets and liabilities, the former CAPP - Thermal operations consisting of one active mine, one preparation plant in West Virginia, and the elimination of certain intercompany activity, as well as expenses associated with certain idled/closed mines.

The operating results of these reportable segments are regularly reviewed by the Chief Operating Decision Maker (“CODM”), who is the Chief Executive Officer of the Company.

Segment operating results and capital expenditures for the three months ended March 31, 2021 were as follows:

	Three Months Ended March 31, 2021
	Met	All Other	Consolidated
Total revenues	$359,878	$26,375	$386,253
Depreciation, depletion, and amortization	$26,536	$1,902	$28,438
Amortization of acquired intangibles, net	$4,051	$(182)	$3,869
Adjusted EBITDA	$32,582	$(3,698)	$28,884
Capital expenditures	$20,323	$72	$20,395

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
Segment operating results and capital expenditures for the three months ended March 31, 2020 were as follows:

	Three Months Ended March 31, 2020
	Met	All Other	Consolidated
Total revenues	$362,759	$40,045	$402,804
Depreciation, depletion, and amortization	$41,722	$5,894	$47,616
Amortization of acquired intangibles, net	$2,581	$(2,070)	$511
Adjusted EBITDA	$69,118	$(12,621)	$56,497
Capital expenditures	$33,134	$3,129	$36,263

The following table presents a reconciliation of net loss to Adjusted EBITDA for the three months ended March 31, 2021:

	Three Months Ended March 31, 2021
	Met	All Other	Consolidated
Net loss from continuing operations	$(1,438)	$(31,253)	$(32,691)
Interest expense	43	17,947	17,990
Interest income	(5)	(159)	(164)
Income tax benefit	—	(5)	(5)
Depreciation, depletion and amortization	26,536	1,902	28,438
Non-cash stock compensation expense	10	2,174	2,184
Mark-to-market adjustment - acquisition-related obligations	—	3,176	3,176
Accretion on asset retirement obligations	3,385	3,263	6,648
Asset impairment and restructuring (1)	—	(561)	(561)
Amortization of acquired intangibles, net	4,051	(182)	3,869
Adjusted EBITDA	$32,582	$(3,698)	$28,884
(1) Refer to Note 8 for additional information on asset impairment and restructuring during the period.

The following table presents a reconciliation of net loss to Adjusted EBITDA for the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
	Met	All Other	Consolidated
Net loss from continuing operations	$(11,585)	$(24,601)	$(36,186)
Interest expense	(929)	19,105	18,176
Interest income	(58)	(910)	(968)
Income tax benefit	—	(2,188)	(2,188)
Depreciation, depletion and amortization	41,722	5,894	47,616
Non-cash stock compensation expense	399	1,679	2,078
Mark-to-market adjustment - acquisition-related obligations	—	(14,997)	(14,997)
Accretion on asset retirement obligations	3,536	3,103	6,639
Asset impairment (1)	32,951	758	33,709
Management restructuring costs (2)	501	439	940
Loss on partial settlement of benefit obligations	—	1,167	1,167
Amortization of acquired intangibles, net	2,581	(2,070)	511
Adjusted EBITDA	$69,118	$(12,621)	$56,497
(1) Refer to Note 8 for additional information on asset impairment during the period.
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

The Company markets produced, processed and purchased coal to customers in the United States and in international markets, primarily India, Brazil, and Turkey. Revenue is tracked within the Company’s accounting records based on the product destination. Export coal revenues were the following:

	Three Months Ended March 31,
	2021	2020
Total coal revenues	$385,452	$401,460
Export coal revenues	$243,783	$251,454
Export coal revenues as % of total coal revenues	63%	63%
Countries with export coal revenue exceeding 10% of total revenue	India, Brazil	India, Brazil

GLOSSARY
Alpha. Alpha Metallurgical Resources, Inc. (the “Company”) (previously named Contura Energy, Inc.).
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

Cumberland Back-to-Back Coal Supply Agreement. Certain agreements with Iron Senergy under which Iron Senergy will sell to the Company all of the coal that the Company is obligated to sell to customers under Cumberland coal supply agreements (“Cumberland CSAs”) which existed as of the transaction closing date but did not transfer to Iron Senergy at closing (each, a “Cumberland Back-to-Back Coal Supply Agreement”). Each Cumberland Back-to-Back Coal Supply Agreement has economic terms identical to, but offsetting, the related Cumberland CSA. If a Cumberland customer subsequently consents to assign a Cumberland CSA to Iron Senergy after closing, the related Cumberland CSA will immediately and automatically transfer to Iron Senergy and the related Cumberland Back-to-Back Coal Supply Agreements executed by the parties shall thereupon terminate as set forth therein.

ESG. Environmental, social and governance sustainability criteria.

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

UMWA. United Mine Workers of America.

Underground mine. Also known as a “deep” mine. Usually located several hundred feet below the earth’s surface, an underground mine’s coal is removed mechanically and transferred by shuttle car and conveyor to the surface.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides a narrative of our results of operations and financial condition for the three months ended March 31, 2021 and 2020. The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and related notes and risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2020.
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

Market Overview

While the Australian metallurgical coal market has exhibited considerable volatility since the beginning of the year, the Atlantic market has remained at a relatively tight trading range during the first quarter of 2021, with High-Vol A reaching a first quarter high of $154 per metric ton on February 1 after starting the year at the low of the year of $140 per metric ton. The Atlantic High-Vol A index is currently at a 2021 high of $162 per metric ton. The Australian premium hard coking coal index reached its 2021 low of $102 in early January, before a strong run up to approximately $160 by late January, assisted by expectations of China lifting port restrictions on Australian imports. Since that time, the Australian index has steadily retreated to approximately $107 currently.

Solid growth in global manufacturing and industrial production was sustained with the manufacturing Purchasing Managers’ Indices (“PMI”) above 50.0 in the U.S., Europe, Brazil, India, and China. Overall, the global manufacturing PMI reached a 11-year high of 55.8 in April, with Europe showing the strongest growth at 62.9.

According to the World Steel Association (“WSA”), March 2021 global crude steel production increased 15.2% to 169.2 million metric tons compared to the same period last year. The overall global growth was once again propelled by China, which grew 19.1% in March year-over-year, while the North American and European crude production increased by 0.1% and 17.5%, respectively. In the latest WSA Short Range Outlook, the world steel demand is forecast to grow 5.8% in 2021 and 2.7% in 2022, with Europe expected to grow the fastest at greater than 10% in 2021, followed by a 4.8% growth rate in 2022.

Prices for steel in the U.S. continue their upward climb due in large part to producer discipline by the steel mills. Capacity utilization at U.S. steel mills is approaching 80%, a very bullish sign for the industry. Some steel producers are still looking for additional metallurgical coal, particularly low volatile coal, from domestic suppliers. On the seaborne market side, the ongoing trade tensions between Australia and China have Australian coal producers selling at lower prices and diverting and reselling cargoes into other markets. Australian hard coking coal indices remained weak throughout the first quarter, negatively impacting our Met segment export realization on contracts tied to Australian indices. The Australian Premium Low Volatile Coking Coal Index continues to hover in the $110 to $115 per metric ton range, due almost entirely to the ongoing Chinese ban on Australian coal. Alpha has sold some high, medium and low volatile coking coal into China at higher netbacks than could be achieved in the Atlantic Basin market. We continue to see increased spot demand from both domestic and seaborne customers and prospective customers and are engaged in discussions for additional cargoes into China. Our strategic focus remains on optimizing metallurgical coal production and matching our available products and production with customer demand.

We continue to evaluate market conditions for our metallurgical coal products amid residual uncertainty attributable to the continued global concern around the COVID-19 pandemic. The impact the pandemic may have on demand continues to make customer demand forecasts challenging. Depending on the extent and timing of global and national economic stabilization and recovery, our ability to estimate future customer demand remains limited.

On the thermal side, as of the end of March, natural gas prices had stabilized and, in some cases, coal fired generation dispatched ahead of gas generation. However, the domestic utility market for CAPP thermal remains very challenged due to fuel switching and plant closures. Internationally, the European and Asian markets have disconnected. The API 2 index pricing has seen an uptick in recent weeks. If prices continue to rise, this may present an opportunity to lock in 2022 sales for unsold thermal production. High carbon prices and lower demand continue to limit opportunities for U.S. coal in Europe while supply disruptions across the globe have opened up opportunities in the Asian markets. U.S. thermal coal producers are continuing to reduce investment in thermal coal.

Business Overview

We are a Tennessee-based mining company with operations across Virginia and West Virginia. With customers across the globe, high-quality reserves and significant port capacity, we are a leading U.S. supplier of metallurgical products for the steel industry. We operate high-quality, cost-competitive coal mines across the CAPP coal basin. As of March 31, 2021, our operations consisted of twenty active mines and eight coal preparation and load-out facilities, with approximately 3,280 employees. We produce, process, and sell met coal and thermal coal from operations located in Virginia and West Virginia. We also sell coal produced by others, some of which is processed and/or blended with coal produced from our mines prior to resale, with the remainder purchased for resale. As of December 31, 2020, we had 623.5 million tons of reserves, including 445.0 million tons of proven reserves and 178.5 million tons of probable reserves.

For the three months ended March 31, 2021 and 2020, sales of met coal were 3.4 million tons and 3.2 million tons, respectively, and accounted for approximately 82% and 81%, respectively, of our coal sales volume. Sales of thermal coal were 0.7 million tons and 0.7 million tons, respectively, and accounted for approximately 18% and 19%, respectively, of our coal sales volume.

Our sales of met coal were made primarily to steel companies in the northeastern and midwestern regions of the United States and in several countries in Europe, Asia and the Americas. Our sales of thermal coal were made primarily to large utilities and industrial customers throughout the United States. For the three months ended March 31, 2021 and 2020 approximately 63% and 63%, respectively, of our total coal revenues were derived from coal sales made to customers outside the United States.

In addition, we generate other revenues from equipment sales, rentals, terminal and processing fees, coal and environmental analysis fees, royalties and the sale of natural gas. We also record freight and handling fulfillment revenue within coal revenues for freight and handling services provided in delivering coal to certain customers, which are a component of the contractual selling price.

The disposition of our former NAPP operations during the fourth quarter of 2020 accelerated our strategic exit from thermal coal production to shift our focus toward met coal production. The former NAPP operations results of operations and financial position are reported as discontinued operations in the Condensed Consolidated Financial Statements. The historical information in the accompanying Notes to the Condensed Consolidated Financial Statements has been restated to reflect the effects of these former operations being reported as discontinued operations in the Condensed Consolidated Financial Statements. Refer to Note 2 for further information on discontinued operations. We are nearly sold out of thermal production for 2021. At our thermal coal operations, we have significantly reduced inventories at all locations and are matching our sales and production to make for an orderly transition to lower thermal coal production.

As of March 31, 2021, we have one reportable segment: Met. To conform to the current period reportable segment presentation, the prior periods have been restated to reflect the change in reportable segments. Refer to Note 17 to our Condensed Consolidated Financial Statements for additional disclosures on reportable segments including export coal revenue information.

Factors Affecting Our Results of Operations

Sales Agreements. We manage our commodity price risk for coal sales through the use of coal supply agreements. As of April 23, 2021, we have sales commitments as follows:

	2021
	Tons	% Priced	Average Realized Price per Ton
Met	14.0 million	67%	$81.35
All Other	1.5 million	100%	$57.67

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

Results of Operations

Our results of operations for the three months ended March 31, 2021 and 2020 are discussed in these “Results of Operations” presented below.

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Revenues

The following table summarizes information about our revenues during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands, except for per ton data)	2021	2020	$ or Tons	%
Coal revenues	$385,452	$401,460	$(16,008)	(4.0)%
Other revenues	801	1,344	(543)	(40.4)%
Total revenues	$386,253	$402,804	$(16,551)	(4.1)%

Tons sold	4,066	3,949	117	3.0%

Coal revenues. Coal revenues decreased $16.0 million, or 4.0%, for the three months ended March 31, 2021 compared to the prior year period. The decrease was primarily due to lower coal sales realization within our Met operations, as a result of a weaker pricing environment as Australian hard coking coal indices remained weak throughout the first quarter, negatively impacting our Met segment export realization on contracts tied to Australian indices. Refer to the Coal Operations section below for further detail on coal revenues for the three months ended March 31, 2021 compared to the prior year period.

Cost and Expenses

The following table summarizes information about our costs and expenses during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2021	2020	$	%
Cost of coal sales (exclusive of items shown separately below)	$347,428	$334,220	$13,208	4.0%
Depreciation, depletion and amortization	28,438	47,616	(19,178)	(40.3)%
Accretion on asset retirement obligations	6,648	6,639	9	0.1%
Amortization of acquired intangibles, net	3,869	511	3,358	657.1%
Asset impairment and restructuring	(561)	33,709	(34,270)	(101.7)%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	14,982	15,481	(499)	(3.2)%
Total other operating (income) loss:
Mark-to-market adjustment for acquisition-related obligations	3,176	(14,997)	18,173	121.2%
Other income	(1,225)	(668)	(557)	(83.4)%
Total costs and expenses	$402,755	$422,511	$(19,756)	(4.7)%

Cost of coal sales. Cost of coal sales increased $13.2 million, or 4.0%, for the three months ended March 31, 2021 compared to the prior year period. The increase was primarily driven by an increase in tons sold in the current period relative to the prior year period, inventory change during the current period, and increased supplies and maintenance expense, partially offset by decreased costs of purchased coal and salaries and wages expense.
Depreciation, depletion and amortization. Depreciation, depletion and amortization decreased $19.2 million, or 40.3%, for the three months ended March 31, 2021 compared to the prior year period. The decrease in depreciation, depletion and amortization primarily related to a decrease in depreciation of machinery and equipment primarily due to asset disposals and asset impairments throughout the prior year.

Amortization of acquired intangibles, net. Amortization of acquired intangibles, net increased $3.4 million, or 657.1%, for the three months ended March 31, 2021 compared to the prior year period. The increase was primarily driven by the lower current period amortization related to below-market acquired coal supply agreements.

Asset impairment and restructuring. Asset impairment and restructuring decreased $34.3 million, or 101.7%, for the three months ended March 31, 2021 compared to the prior year period. Asset impairment and restructuring for the three months ended March 31, 2021 includes long-lived asset impairment of $0.1 million as a result of capital spending during the quarter at previously impaired locations requiring the impairment of certain additional assets not considered recoverable and restructuring expense of ($0.6) million as a result of the strategic actions announced during the second quarter of 2020 and subsequent changes to severance and employee-related benefits. Asset impairment for the three months ended March 31, 2020 includes a long-lived asset impairment related to asset groups recorded within the Met and All Other segments due to declines in metallurgical and thermal coal pricing. Refer to Note 8 for further information.

Mark-to-market adjustment for acquisition-related obligations. The mark-to-market adjustment for acquisition-related obligations resulted in a decrease to income of $18.2 million for the three months ended March 31, 2021 compared to the prior year period. This decrease was related to the $3.2 million Contingent Revenue Obligation mark-to-market adjustment recorded during the three months ended March 31, 2021 due to changes in underlying fair value assumptions during the current period. Refer to Note 12 for Contingent Revenue Obligation fair value input assumptions.
Other (Expense) Income

The following table summarizes information about our other (expense) income during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2021	2020	$	%
Other (expense) income:
Interest expense	$(17,990)	$(18,176)	$186	1.0%
Interest income	164	968	(804)	(83.1)%
Equity loss in affiliates	(134)	(743)	609	82.0%
Miscellaneous income (loss), net	1,766	(716)	2,482	346.6%
Total other expense, net	$(16,194)	$(18,667)	$2,473	13.2%

Miscellaneous income (loss), net. Miscellaneous income (loss), net increased $2.5 million, or 346.6%, for the three months ended March 31, 2021 compared to the prior year period. The increase was primarily due to the net periodic benefit for pension obligations. Refer to Note 14 for additional information.

Income Tax Benefit

The following table summarizes information about our income tax benefit during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2021	2020	$	%
Income tax benefit	$5	$2,188	$(2,183)	(99.8)%

Income taxes. Income tax benefit of $5 thousand was recorded for the three months ended March 31, 2021 on a loss from continuing operations before income taxes of $32.7 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to the increase in the valuation allowance.

Income tax benefit of $2.2 million was recorded for the three months ended March 31, 2020 on a loss from continuing operations before income taxes of $38.4 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to the increase in the valuation allowance and the recording of a discrete tax benefit related to the refundability of previously sequestered AMT Credits. Refer to Note 13 for additional information.

Coal Operations

Our Met operations consist of high-quality met coal mines, including Deep Mine 41, Road Fork 52, Black Eagle, and Lynn Branch. The coal produced by Met operations is predominantly met coal with some amounts of thermal coal being produced as a byproduct of mining.

In addition to the one reportable segment, All Other includes general corporate overhead and corporate assets and liabilities, the former CAPP - Thermal operations consisting of one active mine, one preparation plant in West Virginia, and the elimination of certain intercompany activity, as well as expenses associated with certain idled/closed mines.

Refer to Note 17 for additional financial information about reportable segments and geographic areas.

Non-GAAP Financial Measures

The discussion below contains “non-GAAP financial measures.” These are financial measures which either exclude or include amounts that are not excluded or included in the most directly comparable measures calculated and presented in accordance with generally accepted accounting principles in the United States (“U.S. GAAP” or “GAAP”). Specifically, we make use of the non-GAAP financial measures “Adjusted EBITDA,” “non-GAAP coal revenues,” “non-GAAP cost of coal sales,” and “Adjusted cost of produced coal sold.” We use Adjusted EBITDA to measure the operating performance of our segments and allocate resources to the segments. Adjusted EBITDA does not purport to be an alternative to net income (loss) as a measure of operating performance or any other measure of operating results or liquidity presented in accordance with GAAP. We use non-GAAP coal revenues to present coal revenues generated, excluding freight and handling fulfillment revenues. Non-GAAP coal sales realization per ton for our operations is calculated as non-GAAP coal revenues divided by tons sold. We use non-GAAP cost of coal sales to adjust cost of coal sales to remove freight and handling costs, depreciation, depletion and amortization - production (excluding the depreciation, depletion and amortization related to selling, general and administrative functions), accretion on asset retirement obligations, amortization of acquired intangibles, net, and idled and closed mine costs. Non-GAAP cost of coal sales per ton for our operations is calculated as non-GAAP cost of coal sales divided by tons sold. Non-GAAP coal margin per ton for our coal operations is calculated as non-GAAP coal sales realization per ton for our coal operations less non-GAAP cost of coal sales per ton for our coal operations. We also use Adjusted cost of produced coal sold to distinguish the cost of captive produced coal from the effects of purchased coal. The presentation of these measures should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP.

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

Included below are reconciliations of non-GAAP financial measures to GAAP financial measures.

The following tables summarize certain financial information relating to our coal operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$359,893	$25,559	$385,452
Less: Freight and handling fulfillment revenues	(60,011)	(369)	(60,380)
Non-GAAP Coal revenues	$299,882	$25,190	$325,072
Tons sold	3,657	409	4,066
Non-GAAP Coal sales realization per ton	$82.00	$61.59	$79.95

Cost of coal sales (exclusive of items shown separately below)	$325,895	$21,533	$347,428
Depreciation, depletion and amortization - production (1)	26,536	1,723	28,259
Accretion on asset retirement obligations	3,385	3,263	6,648
Amortization of acquired intangibles, net	4,051	(182)	3,869
Total Cost of coal sales	$359,867	$26,337	$386,204
Less: Freight and handling costs	(60,011)	(369)	(60,380)
Less: Depreciation, depletion and amortization - production (1)	(26,536)	(1,723)	(28,259)
Less: Accretion on asset retirement obligations	(3,385)	(3,263)	(6,648)
Less: Amortization of acquired intangibles, net	(4,051)	182	(3,869)
Less: Idled and closed mine costs	(3,603)	(3,556)	(7,159)
Non-GAAP Cost of coal sales	$262,281	$17,608	$279,889
Tons sold	3,657	409	4,066
Non-GAAP Cost of coal sales per ton	$71.72	$43.05	$68.84
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Three Months Ended March 31, 2021
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$359,893	$25,559	$385,452
Less: Total Cost of coal sales (per table above)	(359,867)	(26,337)	(386,204)
GAAP Coal margin	$26	$(778)	$(752)
Tons sold	3,657	409	4,066
GAAP Coal margin per ton	$0.01	$(1.90)	$(0.18)

GAAP Coal margin	$26	$(778)	$(752)
Add: Depreciation, depletion and amortization - production (1)	26,536	1,723	28,259
Add: Accretion on asset retirement obligations	3,385	3,263	6,648
Add: Amortization of acquired intangibles, net	4,051	(182)	3,869
Add: Idled and closed mine costs	3,603	3,556	7,159
Non-GAAP Coal margin	$37,601	$7,582	$45,183
Tons sold	3,657	409	4,066
Non-GAAP Coal margin per ton	$10.28	$18.54	$11.11
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Three Months Ended March 31, 2020
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$362,403	$39,057	$401,460
Less: Freight and handling fulfillment revenues	(53,664)	(3,743)	(57,407)
Non-GAAP Coal revenues	$308,739	$35,314	$344,053
Tons sold	3,327	622	3,949
Non-GAAP Coal sales realization per ton	$92.80	$56.77	$87.12

Cost of coal sales (exclusive of items shown separately below)	$293,058	$41,162	$334,220
Depreciation, depletion and amortization - production (1)	41,722	5,540	47,262
Accretion on asset retirement obligations	3,536	3,103	6,639
Amortization of acquired intangibles, net	2,581	(2,070)	511
Total Cost of coal sales	$340,897	$47,735	$388,632
Less: Freight and handling costs	(53,664)	(3,743)	(57,407)
Less: Depreciation, depletion and amortization - production (1)	(41,722)	(5,540)	(47,262)
Less: Accretion on asset retirement obligations	(3,536)	(3,103)	(6,639)
Less: Amortization of acquired intangibles, net	(2,581)	2,070	(511)
Less: Idled and closed mine costs	(4,157)	(4,362)	(8,519)
Non-GAAP Cost of coal sales	$235,237	$33,057	$268,294
Tons sold	3,327	622	3,949
Non-GAAP Cost of coal sales per ton	$70.71	$53.15	$67.94
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Three Months Ended March 31, 2020
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$362,403	$39,057	$401,460
Less: Total Cost of coal sales (per table above)	(340,897)	(47,735)	(388,632)
GAAP Coal margin	$21,506	$(8,678)	$12,828
Tons sold	3,327	622	3,949
GAAP Coal margin per ton	$6.46	$(13.95)	$3.25

GAAP Coal margin	$21,506	$(8,678)	$12,828
Add: Depreciation, depletion and amortization - production (1)	41,722	5,540	47,262
Add: Accretion on asset retirement obligations	3,536	3,103	6,639
Add: Amortization of acquired intangibles, net	2,581	(2,070)	511
Add: Idled and closed mine costs	4,157	4,362	8,519
Non-GAAP Coal margin	$73,502	$2,257	$75,759
Tons sold	3,327	622	3,949
Non-GAAP Coal margin per ton	$22.09	$3.63	$19.18
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Three Months Ended March 31,		Increase (Decrease)
(In thousands, except for per ton data)	2021	2020	$	%
Met operations:
Tons sold	3,657	3,327	330	9.9%
Non-GAAP Coal revenues	$299,882	$308,739	$(8,857)	(2.9)%
Non-GAAP Coal sales realization per ton	$82.00	$92.80	$(10.80)	(11.6)%

All Other:
Tons sold	409	622	(213)	(34.2)%
Non-GAAP Coal revenues	$25,190	$35,314	$(10,124)	(28.7)%
Non-GAAP Coal sales realization per ton	$61.59	$56.77	$4.82	8.5%

Non-GAAP segment coal revenues. Met operations non-GAAP coal revenues decreased $8.9 million, or 2.9%, for the three months ended March 31, 2021 compared to the prior year period. The decrease was primarily due to lower non-GAAP coal sales realization of 11.6% per ton resulting from a weaker pricing environment as Australian hard coking coal indices remained weak throughout the first quarter, negatively impacting our Met segment export realization on contracts tied to Australian indices.

All Other non-GAAP coal revenues decreased $10.1 million, or 28.7%, for the three months ended March 31, 2021 compared to the prior year period primarily due to a decrease in tons sold.

	Three Months Ended March 31,		Increase (Decrease)
(In thousands, except for per ton data)	2021	2020	$	%
Met operations:
Non-GAAP Cost of coal sales	$262,281	$235,237	$27,044	11.5%
Non-GAAP Cost of coal sales per ton	$71.72	$70.71	$1.01	1.4%
Non-GAAP Coal margin per ton	$10.28	$22.09	$(11.81)	(53.5)%

All Other:
Non-GAAP Cost of coal sales	$17,608	$33,057	$(15,449)	(46.7)%
Non-GAAP Cost of coal sales per ton	$43.05	$53.15	$(10.10)	(19.0)%
Non-GAAP Coal margin per ton	$18.54	$3.63	$14.91	410.7%

Non-GAAP cost of coal sales. Met operations non-GAAP cost of coal sales increased $27.0 million, or 11.5%, for the three months ended March 31, 2021 compared to the prior year period. The increase was primarily driven by an increase in tons sold and increased supplies and maintenance expense during the current period, partially offset by decreased costs of purchased coal and salaries and wages expense.

All Other non-GAAP cost of coal sales decreased $15.4 million, or 46.7%, for the three months ended March 31, 2021 compared to the prior year period. The decrease was primarily driven by a decrease in tons sold and decreased supplies and maintenance expense and salaries and wages expense, partially offset by inventory change during the current period.

Our non-GAAP cost of coal sales includes purchased coal costs. In the following tables, we calculate Adjusted cost of produced coal sold as non-GAAP cost of coal sales less purchased coal costs.

	Three Months Ended March 31, 2021
(In thousands, except for per ton data)	Met	All Other	Consolidated
Non-GAAP Cost of coal sales	$262,281	$17,608	$279,889
Less: cost of purchased coal sold	(18,264)	—	(18,264)
Adjusted cost of produced coal sold	$244,017	$17,608	$261,625
Produced tons sold	3,424	409	3,833
Adjusted cost of produced coal sold per ton (1)	$71.27	$43.05	$68.26
(1) Cost of produced coal sold per ton for our operations is calculated as non-GAAP cost of produced coal sold divided by produced tons sold.

	Three Months Ended March 31, 2020
(In thousands, except for per ton data)	Met	All Other	Consolidated
Non-GAAP Cost of coal sales	$235,237	$33,057	$268,294
Less: cost of purchased coal sold	(30,334)	(893)	(31,227)
Adjusted cost of produced coal sold	$204,903	$32,164	$237,067
Produced tons sold	2,964	610	3,574
Adjusted cost of produced coal sold per ton (1)	$69.13	$52.73	$66.33
(1) Cost of produced coal sold per ton for our operations is calculated as non-GAAP cost of produced coal sold divided by produced tons sold.

Adjusted EBITDA

Adjusted EBITDA is a financial measure. This non-GAAP financial measure is presented as a supplemental measure and is not intended to replace financial performance or liquidity measures determined in accordance with GAAP. Moreover, this measure is not calculated identically by all companies and therefore may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is presented because management believes it is a useful indicator of the financial performance of our coal operations. The following tables present a reconciliation of net loss to Adjusted EBITDA for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
(In thousands)	Met	All Other	Consolidated
Net loss from continuing operations	$(1,438)	$(31,253)	$(32,691)
Interest expense	43	17,947	17,990
Interest income	(5)	(159)	(164)
Income tax benefit	—	(5)	(5)
Depreciation, depletion and amortization	26,536	1,902	28,438
Non-cash stock compensation expense	10	2,174	2,184
Mark-to-market adjustment - acquisition-related obligations	—	3,176	3,176
Accretion on asset retirement obligations	3,385	3,263	6,648
Asset impairment and restructuring (1)	—	(561)	(561)
Amortization of acquired intangibles, net	4,051	(182)	3,869
Adjusted EBITDA	$32,582	$(3,698)	$28,884
(1) Refer to Note 8 for additional information on asset impairment and restructuring during the period.

	Three Months Ended March 31, 2020
(In thousands)	Met	All Other	Consolidated
Net loss from continuing operations	$(11,585)	$(24,601)	$(36,186)
Interest expense	(929)	19,105	18,176
Interest income	(58)	(910)	(968)
Income tax benefit	—	(2,188)	(2,188)
Depreciation, depletion and amortization	41,722	5,894	47,616
Non-cash stock compensation expense	399	1,679	2,078
Mark-to-market adjustment - acquisition-related obligations	—	(14,997)	(14,997)
Accretion on asset retirement obligations	3,536	3,103	6,639
Asset impairment (1)	32,951	758	33,709
Management restructuring costs (2)	501	439	940
Loss on partial settlement of benefit obligations	—	1,167	1,167
Amortization of acquired intangibles, net	2,581	(2,070)	511
Adjusted EBITDA	$69,118	$(12,621)	$56,497
(1) Refer to Note 8 for additional information on asset impairment during the period.
(2) Management restructuring costs are related to severance expense associated with senior management changes in the three months ended March 31, 2020.

The following table summarizes Adjusted EBITDA for our Met operations and All Other category:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2021	2020	$	%
Adjusted EBITDA
Met operations	$32,582	$69,118	$(36,536)	(52.9)%
All Other	(3,698)	(12,621)	8,923	70.7%
Total	$28,884	$56,497	$(27,613)	(48.9)%

Met operations. Adjusted EBITDA decreased $36.5 million, or 52.9%, for the three months ended March 31, 2021 compared to the prior year period. The decrease in Adjusted EBITDA was primarily driven by decreased non-GAAP coal sales realization per ton of $10.80, or 11.6%, relative to the prior period, due to a weaker pricing environment as Australian hard coking coal indices remained weak throughout the first quarter, negatively impacting our Met segment export realization on contracts tied to Australian indices.

All Other. Adjusted EBITDA increased $8.9 million, or 70.7%, for the three months ended March 31, 2021 compared to the prior year period. The increase in Adjusted EBITDA was primarily driven by decreases in cost of coal sales, partially offset by decreased revenues and a decrease in tons sold.

Discontinued Operations
The former NAPP operations results of operations and financial position are reported as discontinued operations in the Condensed Consolidated Financial Statements. Refer to Note 2 for further information on discontinued operations. The following tables summarize certain financial information relating to the discontinued operating results which are reported within the All Other category that have been derived from our Condensed Consolidated Financial Statements for the three months ended March 31, 2020.

(In thousands, except for per ton data)	Three Months Ended March 31, 2020 (2)
Coal revenues	$66,907
Less: Freight and handling fulfillment revenues	(2,346)
Non-GAAP Coal revenues	$64,561
Tons sold	1,508
Non-GAAP Coal sales realization per ton	$42.81

Cost of coal sales (exclusive of items shown separately below)	$62,422
Depreciation, depletion and amortization - production (1)	6,849
Accretion on asset retirement obligations	736
Amortization of acquired intangibles, net	354
Total Cost of coal sales	$70,361
Less: Freight and handling costs	(2,346)
Less: Depreciation, depletion and amortization - production (1)	(6,849)
Less: Accretion on asset retirement obligations	(736)
Less: Amortization of acquired intangibles, net	(354)
Less: Idled and closed mine costs	(1,537)
Non-GAAP Cost of coal sales	$58,539
Tons sold	1,508
Non-GAAP Cost of coal sales per ton	$38.82
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.
(2) Includes minor residual activity related to our former Powder River Basin (“PRB”) operations.

(In thousands, except for per ton data)	Three Months Ended March 31, 2020 (2)
Coal revenues	$66,907
Less: Total Cost of coal sales (per table above)	(70,361)
GAAP Coal margin	$(3,454)
Tons sold	1,508
GAAP Coal margin per ton	$(2.29)

GAAP Coal margin	$(3,454)
Add: Depreciation, depletion and amortization - production (1)	6,849
Add: Accretion on asset retirement obligations	736
Add: Amortization of acquired intangibles, net	354
Add: Idled and closed mine costs	1,537
Non-GAAP Coal margin	$6,022
Tons sold	1,508
Non-GAAP Coal margin per ton	$3.99
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.
(2) Includes minor residual activity related to our former PRB operations.

Refer to Note 16 for disclosures on the Cumberland Back-to-Back Coal Supply Agreements.

Liquidity and Capital Resources
Our primary liquidity and capital resource requirements stem from the cost of our coal production and purchases, our capital expenditures, our debt service, our reclamation obligations, our regulatory costs and settlements and associated costs. Our primary sources of liquidity are derived from sales of coal, our debt financing and miscellaneous revenues.
We believe that cash on hand, cash generated from our operations, and expected tax refunds will be sufficient to meet our working capital requirements, anticipated capital expenditures, debt service requirements, acquisition-related obligations, and reclamation obligations for the next 12 months. We rely on a number of assumptions in budgeting for our future activities. These include the costs for mine development to sustain capacity of our operating mines, our cash flows from operations, effects of regulation and taxes by governmental agencies, mining technology improvements and reclamation costs. These assumptions are inherently subject to significant business, political, economic, regulatory, environmental and competitive uncertainties, contingencies and risks, all of which are difficult to predict and many of which are beyond our control. Increased scrutiny of ESG matters specific to the coal sector could negatively influence our ability to raise capital in the future and result in a reduced number of surety and insurance providers. We may need to raise additional funds more quickly if market conditions deteriorate, and we may not be able to do so in a timely fashion, on terms acceptable to us, or at all; or one or more of our assumptions prove to be incorrect or if we choose to expand our acquisition, exploration, appraisal, or development efforts or any other activity more rapidly than we presently anticipate. We may decide to raise additional funds before we need them if the conditions for raising capital are favorable. We may seek to sell equity or debt securities or obtain additional bank credit facilities. The sale of equity securities could result in dilution to our stockholders. The incurrence of additional indebtedness could result in increased fixed obligations and additional covenants that could restrict our operations.

Liquidity and Cash Collateral

At March 31, 2021, we had total liquidity of $108.5 million, including cash and cash equivalents of $92.2 million and $16.3 million of unused commitments available under the Amended and Restated Asset-Based Revolving Credit Agreement (the “ABL Facility”), subject to limitations described therein. Availability under the ABL Facility is calculated on a monthly basis and fluctuates based on qualifying amounts of coal inventory and trade accounts receivable (the “Borrowing Base”) and the facility's covenant limitations related to our Fixed Charge Coverage Ratio (refer to Analysis of Material Debt Covenants below). In accordance with terms of the ABL Facility, we may be required to cash collateralize the ABL Facility to the extent outstanding borrowings and letters of credit under the ABL Facility exceed the Borrowing Base after considering covenant limitations. Due to fluctuations of the Borrowing Base, we were required to post $25.0 million of cash collateral in January 2021 to remain in compliance with the terms of the ABL Facility as of December 31, 2020. During the first quarter of 2021, a portion of the posted cash collateral was used to repay the remaining $3.4 million in borrowings under the ABL Facility, and the remaining posted cash collateral was returned to unrestricted cash.

To secure our obligations under certain worker’s compensation, black lung and reclamation-related obligations and financial payments and other performance obligations, we are required to provide cash collateral. At March 31, 2021, we had cash collateral in the amounts of $85.6 million, $35.3 million, and $14.9 million classified as long-term restricted cash, long-term restricted investments, and long-term deposits, respectively, on our Condensed Consolidated Balance Sheets. Future regulatory changes relating to these obligations could result in increased obligations, additional costs, or additional collateral requirements which could require greater use of alternative sources of funding for this purpose, which would reduce our liquidity. Refer below for information related to the new authorization process for self-insured coal mine operators being implemented by the U.S. Department of Labor (Division of Coal Mine Workers’ Compensation). Additionally, as of March 31, 2021, we had $11.4 million of short-term restricted cash held in escrow related to our contingent revenue obligation. Refer to Note 10 for further information regarding the contingent revenue obligation.

Business Updates

With respect to global economic events, there continues to be uncertainty and weakness in the coal industry. On April 16, 2021, Moody’s Investors Service rated our Corporate Family Rating at Caa1, Senior Secured Bank Credit Facility Rating at Caa2/LGD4, and Speculative Grade Liquidity Rating at SGL-3. The rating outlook is stable. These issues bring potential liquidity risks for us, including the risks of declines in our stock value, declines in our cash and cash equivalents, less availability and higher costs of additional credit, and requests for additional collateral by surety providers. Weak market conditions and depressed coal prices have resulted in operating losses in recent quarters. If market conditions do not improve, we expect to continue to experience operating losses and cash outflows in the coming quarters, which would adversely affect our liquidity. In particular, we expect a decrease in cash and cash equivalents to the extent that capital expenditures and other cash obligations, including our debt service obligations, exceed cash generated from our operations.

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

We continually strive to enhance our capital structure and financial flexibility and reduce cash outflows from operations. As future opportunities arise, we will consider the possibility of refinancing, repayment or repurchase of outstanding debt, amendment of our credit facilities, and may consider the sale of other assets or businesses, and such other measures as circumstances warrant. We may decide to pursue or not pursue these opportunities at any time. Access to additional funds from liquidity-generating transactions or other sources of external financing is subject to market conditions and certain limitations, including our credit rating and covenant restrictions in our credit facility and indentures.

Income Taxes

As of March 31, 2021, the Company has recorded $64.2 million of current federal income tax receivable and associated interest receivable of $5.3 million related to an NOL carryback claim. Refer to Note 13 for further income taxes disclosures.

Pension Plans

As a result of the recent funding relief granted under the American Rescue Plan Act, estimated contributions requirements to the pension plans were reduced relative to our previous estimates. We expect to contribute $8.2 million to the pension plans in the remainder of 2021. Refer to Note 14 for further disclosures related to this obligation.

Discontinued Operations

Refer to Note 2 for disclosure information on discontinued operations.

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

Cash Flows

Cash, cash equivalents, and restricted cash decreased by $55.3 million and $3.7 million over the three months ended March 31, 2021 and 2020, respectively. The net change in cash, cash equivalents, and restricted cash was attributable to the following:

	Three Months Ended March 31,
	2021	2020
Cash flows (in thousands):
Net cash used in operating activities	$(19,115)	$(60)
Net cash used in investing activities	(29,749)	(58,771)
Net cash (used in) provided by financing activities	(6,404)	55,136
Net decrease in cash and cash equivalents and restricted cash	$(55,268)	$(3,695)

Operating Activities

Net cash flows from operating activities consist of net loss adjusted for non-cash items. Net cash used in operating activities for the three months ended March 31, 2021 was $19.1 million and was primarily attributable to net loss of $32.9 million adjusted for depreciation, depletion and amortization of $28.4 million, accretion on asset retirement obligations of $6.6 million, amortization of acquired intangibles, net of $3.9 million, amortization of debt issuance costs and accretion of debt discount of $3.3 million, and mark-to-market adjustment for acquisition-related obligations of $3.2 million, more than offset by the change in our operating assets and liabilities of $35.5 million.

Net cash used in operating activities for the three months ended March 31, 2020 was $0.1 million and was primarily attributable to net loss of $39.8 million adjusted for depreciation, depletion and amortization of $54.5 million, asset impairment of $33.7 million, deferred income taxes of $33.0 million, and accretion on asset retirement obligations of $7.4 million, offset by mark-to-market adjustment for acquisition-related obligations of $15.0 million and the change in our operating assets and liabilities of $87.6 million.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2021 was $29.7 million, primarily driven by capital expenditures of $20.4 million and purchases of investment securities of $13.0 million, partially offset by proceeds on disposal of assets of $2.7 million and maturity of investment securities of $1.4 million.

Net cash used in investing activities for the three months ended March 31, 2020 was $58.8 million, primarily driven by capital expenditures of $49.6 million and purchases of investment securities of $12.4 million, partially offset by maturity of investment securities of $3.9 million.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2021 was $6.4 million, primarily attributable to principal repayments of debt of $4.8 million.

Net cash provided by financing activities for the three months ended March 31, 2020 was $55.1 million, primarily attributable to proceeds from borrowings on debt of $57.5 million, partially offset by principal repayments of debt of $1.4 million.

Long-Term Debt

Refer to Note 9 for additional disclosures on long-term debt.

Analysis of Material Debt Covenants

We are in compliance with all covenants under the Credit Agreement and the Amended and Restated Asset-Based Revolving Credit Agreement, as of March 31, 2021. A breach of the covenants in the Credit Agreement and the Amended and Restated Asset-Based Revolving Credit Agreement could result in a default under the terms of the agreement and the respective lenders could elect to declare all amounts borrowed due and payable.

Pursuant to the Amended and Restated Asset-Based Revolving Credit Agreement, during any Liquidity Period (capitalized terms as defined in the Amended and Restated Asset-Based Revolving Credit Agreement), our Fixed Charge Coverage Ratio cannot be less than 1.0 as of the last day of any Test Period, commencing with the Test Period ended immediately preceding the commencement of such Liquidity Period. The Fixed Charge Coverage Ratio is calculated as (a) Consolidated EBITDA of the Company and its Restricted Subsidiaries for such period, minus non-financed Capital Expenditures (including Capital Expenditures financed with the proceeds of any Loans) paid or payable currently in cash by the Company or any of its Subsidiaries for such period to (b) the Fixed Charges of the Company and its Restricted Subsidiaries during such period. As of March 31, 2021, we were not in a Liquidity Period.

Acquisition-Related Obligations

Refer to Note 10 for additional details and disclosures on acquisition-related obligations.

Off-Balance Sheet Arrangements

Refer to Note 16, part (c) for disclosures on off-balance sheet arrangements.

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

Contractual Obligations
Our contractual obligations are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Our contractual obligations relating to transportation commitments increased during the three months ended March 31, 2021 as a result of new agreements during the period. The table below reflects these obligations as of March 31, 2021:

(in thousands)	Remainder of 2021	2022	2023	2024	2025	After 2025	Total
Transportation commitments	$—	$47,469	$—	$—	$—	$—	$47,469

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
Our critical accounting policies are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020. Our critical accounting policies remain unchanged at March 31, 2021. Refer to Note 1 for disclosures related to new accounting policies adopted.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of March 31, 2021. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of March 31, 2021.

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

Part II - Other Information

Item 1. Legal Proceedings

For a description of the Company’s legal proceedings, refer to Note 16, part (d), to the unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Item 1A. Risk Factors” section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, together with the cautionary statement under the caption “Cautionary Note Regarding Forward Looking Statements” in this Quarterly Report on Form 10-Q. These described risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information about shares of common stock that were repurchased during the first quarter of 2021.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (2),(3)
January 1, 2021 through January 31, 2021	—	$—	—	$67,552
February 1, 2021 through February 28, 2021	46,073	$14.75	—	$67,552
March 1, 2021 through March 31, 2021	—	$—	—	$67,552
	46,073		—	$67,522
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

ALPHA METALLURGICAL RESOURCES, INC.
Date: May 10, 2021	By:	/s/ Charles Andrew Eidson
	Name:	Charles Andrew Eidson
	Title:	President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
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

31*	Certifications Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32**	Certifications Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002
95*	Mine Safety Disclosure Exhibit
101*
The following financial information from Alpha Metallurgical Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
** Furnished herewith