Form 10-Q
period 2021-06-30
Alpha Metallurgical Resources, Inc.
filed 2021-08-06
CIK 1704715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of July 31, 2021: 18,400,317

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements.” These statements, which involve risks and uncertainties, relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable and may also relate to our future prospects, developments and business strategies. We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should” and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements but these terms and phrases are not the exclusive means of identifying such statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements.

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
•our ability to self-insure certain of our black lung obligations without a significant increase in required collateral;
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

Part I - Financial Information

Item 1. Financial Statements

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Coal revenues	$393,458	$353,115	$778,910	$754,575
Other revenues	1,817	825	2,618	2,169
Total revenues	395,275	353,940	781,528	756,744
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	346,763	335,267	694,191	669,487
Depreciation, depletion and amortization	27,304	47,069	55,742	94,685
Accretion on asset retirement obligations	6,648	6,569	13,296	13,208
Amortization of acquired intangibles, net	2,553	1,881	6,422	2,392
Asset impairment and restructuring	—	20,498	(561)	54,207
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	14,645	12,028	29,627	27,509
Total other operating (income) loss:
Mark-to-market adjustment for acquisition-related obligations	3,157	(2,052)	6,333	(17,049)
Other income	(3,608)	(45)	(4,833)	(713)
Total costs and expenses	397,462	421,215	800,217	843,726
Loss from operations	(2,187)	(67,275)	(18,689)	(86,982)
Other (expense) income:
Interest expense	(17,962)	(19,316)	(35,952)	(37,492)
Interest income	104	5,530	268	6,498
Equity loss in affiliates	(384)	(1,047)	(518)	(1,790)
Miscellaneous income (loss), net	1,847	395	3,613	(321)
Total other expense, net	(16,395)	(14,438)	(32,589)	(33,105)
Loss from continuing operations before income taxes	(18,582)	(81,713)	(51,278)	(120,087)
Income tax (expense) benefit	(8)	(33)	(3)	2,155
Net loss from continuing operations	(18,590)	(81,746)	(51,281)	(117,932)
Discontinued operations:
Loss from discontinued operations before income taxes	(401)	(156,555)	(638)	(160,177)
Loss from discontinued operations	(401)	(156,555)	(638)	(160,177)
Net loss	$(18,991)	$(238,301)	$(51,919)	$(278,109)

Basic and diluted loss per common share:
Loss from continuing operations	$(1.01)	$(4.47)	$(2.78)	$(6.45)
Loss from discontinued operations	(0.02)	(8.55)	(0.04)	(8.77)
Net loss	$(1.03)	$(13.02)	$(2.82)	$(15.22)

Weighted average shares – basic and diluted	18,438,699	18,304,853	18,416,946	18,275,382

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(18,991)	$(238,301)	$(51,919)	$(278,109)
Other comprehensive income (loss), net of tax:
Employee benefit plans:
Amortization of and adjustments to employee benefit costs	$10,180	$(7,121)	$11,664	$(11,131)
Income tax expense	—	—	—	—
Total other comprehensive income (loss), net of tax	$10,180	$(7,121)	$11,664	$(11,131)
Total comprehensive loss	$(8,811)	$(245,422)	$(40,255)	$(289,240)
Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$72,337	$139,227
Trade accounts receivable, net of allowance for doubtful accounts of $175 and $293 as of June 30, 2021 and December 31, 2020	206,693	145,670
Inventories, net	144,416	108,051
Prepaid expenses and other current assets	108,515	106,252
Current assets - discontinued operations	2,157	10,935
Total current assets	534,118	510,135
Property, plant, and equipment, net of accumulated depreciation and amortization of $418,677 and $382,423 as of June 30, 2021 and December 31, 2020	357,152	363,620
Owned and leased mineral rights, net of accumulated depletion and amortization of $45,505 and $35,143 as of June 30, 2021 and December 31, 2020	452,887	463,250
Other acquired intangibles, net of accumulated amortization of $32,286 and $25,700 as of June 30, 2021 and December 31, 2020	81,610	88,196
Long-term restricted cash	92,758	96,033
Other non-current assets	134,781	149,382
Non-current assets - discontinued operations	9,477	9,473
Total assets	$1,662,783	$1,680,089
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$29,404	$28,830
Trade accounts payable	97,938	58,413
Acquisition-related obligations – current	22,866	19,099
Accrued expenses and other current liabilities	154,067	140,406
Current liabilities - discontinued operations	7,101	12,306
Total current liabilities	311,376	259,054
Long-term debt	550,263	553,697
Acquisition-related obligations - long-term	11,972	20,768
Workers’ compensation and black lung obligations	231,029	230,081
Pension obligations	198,549	218,671
Asset retirement obligations	140,840	140,074
Deferred income taxes	483	480
Other non-current liabilities	28,444	28,072
Non-current liabilities - discontinued operations	27,496	29,090
Total liabilities	1,500,452	1,479,987
Commitments and Contingencies (Note 16)
Stockholders’ Equity
Preferred stock - par value $0.01, 5.0 million shares authorized, none issued	—	—
Common stock - par value $0.01, 50.0 million shares authorized, 20.8 million issued and 18.4 million outstanding at June 30, 2021 and 20.6 million issued and 18.3 million outstanding at December 31, 2020	208	206
Additional paid-in capital	782,586	779,424
Accumulated other comprehensive loss	(100,321)	(111,985)
Treasury stock, at cost: 2.4 million shares at June 30, 2021 and 2.3 million shares at December 31, 2020	(107,694)	(107,014)

Accumulated deficit	(412,448)	(360,529)
Total stockholders’ equity	162,331	200,102
Total liabilities and stockholders’ equity	$1,662,783	$1,680,089

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net loss	$(51,919)	$(278,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	55,742	103,727
Amortization of acquired intangibles, net	6,422	2,961
Accretion of acquisition-related obligations discount	723	2,227
Amortization of debt issuance costs and accretion of debt discount	6,480	7,389
Mark-to-market adjustment for acquisition-related obligations	6,333	(17,049)
Gain on disposal of assets	(4,878)	(755)
Asset impairment and restructuring	(561)	217,882
Accretion on asset retirement obligations	13,296	14,679
Employee benefit plans, net	5,744	10,605
Deferred income taxes	3	33,032
Stock-based compensation	3,162	3,121
Equity loss in affiliates	518	1,790
Other, net	(220)	92
Changes in operating assets and liabilities	(66,296)	(22,654)
Net cash (used in) provided by operating activities	(25,451)	78,938
Investing activities:
Capital expenditures	(38,039)	(91,090)
Proceeds on disposal of assets	6,801	1,285
Purchases of investment securities	(15,470)	(18,607)
Maturity of investment securities	7,766	10,653
Capital contributions to equity affiliates	(1,895)	(2,416)
Other, net	35	47
Net cash used in investing activities	(40,802)	(100,128)
Financing activities:
Proceeds from borrowings on debt	—	57,500
Principal repayments of debt	(6,159)	(29,559)
Principal repayments of notes payable	(1,362)	(574)
Principal repayments of financing lease obligations	(1,002)	(1,614)
Debt issuance costs	(226)	—
Common stock repurchases and related expenses	(680)	(155)
Net cash (used in) provided by financing activities	(9,429)	25,598
Net (decrease) increase in cash and cash equivalents and restricted cash	(75,682)	4,408
Cash and cash equivalents and restricted cash at beginning of period	244,571	347,680
Cash and cash equivalents and restricted cash at end of period	$168,889	$352,088
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	As of June 30,
	2021	2020
Cash and cash equivalents	$72,337	$238,438
Short-term restricted cash (included in prepaid expenses and other current assets)	3,794	3,720
Long-term restricted cash	92,758	109,930
Total cash and cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$168,889	$352,088

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Retained Earnings (Deficit)	Total Stockholders’ Equity
Balances, December 31, 2019	$205	$775,707	$(58,616)	$(107,984)	$86,810	$696,122
Net loss	—	—	—	—	(39,808)	(39,808)
Credit losses cumulative-effect adjustment	—	—	—	—	(440)	(440)
Other comprehensive loss, net	—	—	(4,010)	—	—	(4,010)
Stock-based compensation and net issuance of common stock for share vesting	—	900	—	—	—	900
Common stock reissuances, repurchases and related expenses	—	—	—	1,071	—	1,071
Balances, March 31, 2020	$205	$776,607	$(62,626)	$(106,913)	$46,562	$653,835
Net loss	—	—	—	—	(238,301)	(238,301)
Other comprehensive loss, net	—	—	(7,121)	—	—	(7,121)
Stock-based compensation and net issuance of common stock for share vesting	1	1,043	—	—	—	1,044
Common stock repurchases and related expenses	—	—	—	(42)	—	(42)
Balances, June 30, 2020	$206	$777,650	$(69,747)	$(106,955)	$(191,739)	$409,415

Balances, December 31, 2020	$206	$779,424	$(111,985)	$(107,014)	$(360,529)	$200,102
Net loss	—	—	—	—	(32,928)	(32,928)
Other comprehensive income, net	—	—	1,484	—	—	1,484
Stock-based compensation and net issuance of common stock for share vesting	1	2,182	—	—	—	2,183
Common stock repurchases and related expenses	—	—	—	(680)	—	(680)
Balances, March 31, 2021	$207	$781,606	$(110,501)	$(107,694)	$(393,457)	$170,161
Net loss	—	—	—	—	(18,991)	(18,991)
Other comprehensive loss, net	—	—	10,180	—	—	10,180
Stock-based compensation and net issuance of common stock for share vesting	1	980	—	—	—	981
Balances, June 30, 2021	$208	$782,586	$(100,321)	$(107,694)	$(412,448)	$162,331
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
The Condensed Consolidated Financial Statements include all wholly-owned subsidiaries’ results of operations for the three and six months ended June 30, 2021 and 2020. All significant intercompany transactions have been eliminated in consolidation.

The accompanying interim Condensed Consolidated Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP as long as the financial statements are not misleading. In the opinion of management, these interim Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or any other period. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Liquidity Risks and Uncertainties

The Company believes it will have sufficient liquidity to meet its working capital requirements, anticipated capital expenditures, debt service requirements, acquisition-related obligations, and reclamation obligations for the 12 months subsequent to the issuance of these financial statements. However, the Company may need to raise additional funds if market conditions deteriorate and may not be able to do so in a timely fashion, or at all. The Company relies on a number of assumptions in budgeting for future activities. These include the costs for mine development to sustain capacity of its operating mines, cash flows from operations, effects of regulation and taxes by governmental agencies, mining technology improvements and reclamation costs. These assumptions are inherently subject to significant business, political, economic, regulatory, environmental and competitive uncertainties, contingencies and risks, all of which are difficult to predict and many of which are beyond the Company’s control. Therefore, the Company’s cash on hand and from future operations will be subject to any significant changes in these assumptions.

COVID-19 Pandemic

In the first quarter of 2020, the COVID-19 virus was declared a pandemic by the World Health Organization. The COVID-19 pandemic has had negative impacts on the Company’s business, results of operations, financial condition and cash flows. The full extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, its impact on its customers and suppliers

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
and the range of governmental and community reactions to the pandemic, which are still uncertain and still cannot be fully predicted.

Recently Adopted Accounting Guidance

Convertible Debt and Contracts in Entity’s Own Equity: In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). The amendments in this update simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity, such as the Company’s outstanding Series A warrants. For public business entities, the standard is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company adopted ASU 2020-06 during the first quarter of 2021. The adoption of this ASU did not have a material impact on the Company's Condensed Consolidated Financial Statements and related disclosures.

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

Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options: In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2021-04”). The amendments in this update provide final guidance that requires issuers to account for modifications or exchanges of freestanding equity-classified written call options, such as the Company’s outstanding Series A warrants, that remain equity classified after the modification or exchange based on the economic substance of the modification or exchange. This ASU addresses the diversity in practice in issuers’ accounting by providing a principles-based framework to determine whether an issuer should recognize the modification or exchange as 1) an adjustment to equity and, if so, the related earnings per share effects, if any, or 2) an expense and, if so, the manner and pattern of recognition. For all entities, the standard is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company adopted ASU 2021-04 during the second quarter of 2021. The adoption of this ASU did not have a material impact on the Company's Condensed Consolidated Financial Statements and related disclosures.

(2) Discontinued Operations

Discontinued operations consist of activity related to the Company’s former NAPP operations.

On December 10, 2020, the Company closed on a transaction to sell its thermal coal mining operations located in Pennsylvania consisting primarily of its Cumberland mining complex and related property to a third party purchaser, Iron Senergy Holdings, LLC (“Iron Senergy”). The mining permits associated with the Cumberland operations were obtained by Iron Senergy at closing. During the second quarter of 2021, nearly all of the Company’s remaining surety bonds were released and Iron Senergy’s replacement bonds were accepted through the administrative process with only $30 remaining and expected to be released in the short-term.

Major Financial Statement Components of Discontinued Operations

The loss from discontinued operations before income taxes for the three and six months ended June 30, 2021 was $401 and $638, respectively. The major components of loss from discontinued operations before income taxes in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 are as follows:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended June 30, 2020 (1)	Six Months Ended June 30, 2020 (1)
Revenues:
Total revenues	$57,898	$125,554
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	47,843	110,265
Depreciation, depletion and amortization	2,193	9,042
Accretion on asset retirement obligations	735	1,471
Selling, general and administrative expenses (2)	169	1,387
Asset impairment and restructuring (3)	163,675	163,675
Other non-major income items, net	(162)	(109)
Loss from discontinued operations before income taxes	$(156,555)	$(160,177)
(1) Includes minor residual activity related to the Company’s former Powder River Basin (“PRB”) operations.
(2) Represents professional and legal fees.
(3) Refer to Note 8 for additional information on asset impairment and restructuring during the periods.

Refer to the Condensed Consolidated Statements of Operations for loss per share information related to discontinued operations.

The major components of assets and liabilities that are classified as discontinued operations in the Condensed Consolidated Balance Sheets are as follows:

	June 30, 2021	December 31, 2020
Assets:
Trade accounts receivable, net of allowance for doubtful accounts	$—	$7,504
Prepaid expenses and other current assets	$2,157	$3,431
Other non-current assets (1)	$9,477	$9,473

Liabilities:
Trade accounts payable, accrued expenses and other current liabilities	$7,101	$12,306
Workers’ compensation and black lung obligations, non-current	$26,205	$27,799
Other non-current liabilities	$1,291	$1,291
(1) Primarily comprised of workers’ compensation insurance receivable and long-term restricted investments collateralizing workers’ compensation obligations.

The major components of cash flows related to discontinued operations are as follows:

Six Months Ended June 30, 2020
Depreciation, depletion and amortization	$9,042
Capital expenditures	$24,169
Other significant operating non-cash items related to discontinued operations:
Accretion on asset retirement obligations	$1,471
Asset impairment and restructuring	$163,675

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

	Three Months Ended June 30, 2021
	Met Coal	Thermal Coal	Total
Export coal revenues	$250,324	$5,693	$256,017
Domestic coal revenues	105,235	32,206	137,441
Total coal revenues	$355,559	$37,899	$393,458

	Three Months Ended June 30, 2020
	Met Coal	Thermal Coal	Total
Export coal revenues	$230,293	$10,369	$240,662
Domestic coal revenues	82,903	29,550	112,453
Total coal revenues	$313,196	$39,919	$353,115

	Six Months Ended June 30, 2021
	Met	Thermal	Total
Export coal revenues	$493,076	$6,724	$499,800
Domestic coal revenues	205,477	73,633	279,110
Total coal revenues	$698,553	$80,357	$778,910

	Six Months Ended June 30, 2020
	Met	Thermal	Total
Export coal revenues	$474,364	$17,752	$492,116
Domestic coal revenues	197,591	64,868	262,459
Total coal revenues	$671,955	$82,620	$754,575

Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied as of June 30, 2021:

	Remainder of 2021	2022	2023	2024	2025	Total
Estimated coal revenues	$65,852	$50,935	$—	$—	$—	$116,787

(4) Accumulated Other Comprehensive Loss

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
The following tables summarize the changes to accumulated other comprehensive loss during the six months ended June 30, 2021 and 2020:

	Balance January 1, 2021	Other comprehensive income before reclassifications	Amounts reclassified from accumulated other comprehensive loss	Balance June 30, 2021
Employee benefit costs	$(111,985)	$8,838	$2,826	$(100,321)

	Balance January 1, 2020	Other comprehensive loss before reclassifications	Amounts reclassified from accumulated other comprehensive loss	Balance June 30, 2020
Employee benefit costs	$(58,616)	$(14,154)	$3,023	$(69,747)

The following table summarizes the amounts reclassified from accumulated other comprehensive loss and the Condensed Consolidated Statements of Operations line items affected by the reclassification during the three and six months ended June 30, 2021 and 2020:

Details about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss				Affected line item in the Condensed Consolidated Statements of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Employee benefit costs:
Amortization of net actuarial loss (1)	$1,342	$934	$2,826	$1,728	Miscellaneous income (loss), net
Settlement (1)	—	95	—	1,295	Miscellaneous income (loss), net
Total before income tax	$1,342	$1,029	$2,826	$3,023
Income tax	—	—	—	—	Income tax (expense) benefit
Total, net of income tax	$1,342	$1,029	$2,826	$3,023
(1) These accumulated other comprehensive loss components are included in the computation of net periodic benefit costs for certain employee benefit plans. Refer to Note 14.

(5) Net Loss Per Share
The number of shares used to calculate basic net loss per common share is based on the weighted average number of the Company’s outstanding common shares during the respective period. The number of shares used to calculate diluted net loss per common share is based on the number of common shares used to calculate basic net loss per common share plus the dilutive effect of stock options and other stock-based instruments held by the Company’s employees and directors during the period, and the Company’s outstanding Series A warrants. The dilutive effect of outstanding stock-based instruments is determined by application of the treasury stock method. The warrants become dilutive for diluted net loss per common share calculations when the market price of the Company’s common stock exceeds the exercise price. As discussed below, dilutive securities are not included in the computation of diluted net loss per common share as the impact would be anti-dilutive. Refer to the Condensed Consolidated Statements of Operations for net loss per common share for the three and six months ended June 30, 2021 and 2020.

For the three months ended June 30, 2021 and 2020, 942,549 and 1,581,608 warrants, stock options, and other stock-based instruments, respectively, were excluded from the computation of dilutive net loss per common share because they would have been anti-dilutive. For the six months ended June 30, 2021 and 2020, 948,398 and 1,492,657 warrants, stock options, and other stock-based instruments, respectively, were excluded from the computation of dilutive net loss per common share because they would have been anti-dilutive. When applying the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share are higher than the Company’s average stock price during an applicable period.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
Anti-dilution also occurs in periods of a net loss, and the dilutive impact of all share-based compensation awards are excluded. For the three months ended June 30, 2021 the weighted average share impact of stock options and other stock-based instruments and for the three months ended June 30, 2020 the weighted average share impact of other stock-based instruments that were excluded from the calculation of diluted shares due to the Company incurring a net loss for the period were 313,640 and 9,572, respectively. For the six months ended June 30, 2021 and 2020, the weighted average share impact of stock options and other stock-based instruments that were excluded from the calculation of diluted shares due to the Company incurring a net loss for the period were 301,684 and 42,139, respectively.

(6) Inventories, net
Inventories, net consisted of the following:

	June 30, 2021	December 31, 2020
Raw coal	$21,071	$15,084
Saleable coal	96,768	69,262
Materials, supplies and other, net	26,577	23,705
Total inventories, net	$144,416	$108,051

(7) Acquired Intangibles
The Company has recognized assets for acquired above market-priced coal supply agreements and acquired mine permits and liabilities for acquired below market-priced coal supply agreements. The balances and respective balance sheet classifications of such assets and liabilities as of June 30, 2021 and December 31, 2020, net of accumulated amortization, are set forth in the following tables:

	June 30, 2021
	Assets (1)	Liabilities (2)	Net Total
Coal supply agreements, net	$—	$(163)	$(163)
Acquired mine permits, net	81,610	—	81,610
Total	$81,610	$(163)	$81,447

	December 31, 2020
	Assets (1)	Liabilities (2)	Net Total
Coal supply agreements, net	$—	$(327)	$(327)
Acquired mine permits, net	88,196	—	88,196
Total	$88,196	$(327)	$87,869
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
(2) Included within other non-current liabilities on the Company’s Condensed Consolidated Balance Sheets.

The following table details the amortization of the Company’s acquired intangibles included within amortization of acquired intangibles, net in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Amortization of mine permits	$2,635	$3,320	$6,586	$6,648

Amortization of above-market coal supply agreements	$—	$—	$—	$18
Amortization of below-market coal supply agreements	(82)	(1,439)	(164)	(4,274)
Net income	$(82)	$(1,439)	$(164)	$(4,256)

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

(8) Asset Impairment and Restructuring
Long-lived Asset Impairment
During the six months ended June 30, 2021, long-lived asset impairment of $60 was recorded in the All Other category to reduce the carrying value of property, plant, and equipment, net, due to capital spending during the period at previously impaired locations requiring the impairment of certain additional assets not considered recoverable.

During the second quarter of 2020, as a result of the weakening coal market conditions due in part to the impact of the global COVID-19 pandemic, the Company announced that it would take certain strategic actions with respect to two of its thermal coal mining complexes in an effort to strengthen its financial performance and improve forecasted liquidity. The Company announced that an underground mine and preparation plant located in West Virginia would be idled during the third quarter of 2020. In addition, the Company decided not to move forward with the construction of a new refuse impoundment at its Cumberland mine in Pennsylvania and would therefore no longer spend the significant capital required in connection with the project. As a result, the Cumberland mine was expected to cease production by the end of 2022. On December 10, 2020, the Company sold its Cumberland mining operations. Refer to Note 2 for further details.

In connection with the preparation of the Company’s financial statements for the quarter ended June 30, 2020, the Company determined that the strategic actions taken by the Company during the three months ended June 30, 2020, discussed above, shortened the lives of two mining complexes, and that continued weakening in metallurgical and thermal coal pricing had resulted in forecasted margins at certain locations falling below amounts necessary for full recoverability. As a result of these determinations, the Company assessed that indicators of impairment were present for three long-lived asset groups within its Met reporting segment and four long-lived asset groups within its All Other category. The Company therefore performed impairment testing on these assets and determined that, as of May 31, 2020, the carrying amounts of the asset groups exceeded both their undiscounted cash flows and their estimated fair values. The Company estimated the fair value of these asset groups generally using a discounted cash flow analysis utilizing market-participant assumptions.

During the first quarter of 2020, due to declines in metallurgical and thermal coal pricing which reduced forecasted margins at certain locations to amounts below those required for full recoverability, the Company determined that indicators of impairment were present for four long-lived asset groups within its Met reporting segment and three long-lived asset groups within its All Other category and performed impairment testing as of February 29, 2020. At February 29, 2020, the Company determined that the carrying amounts of the asset groups exceeded both their undiscounted cash flows and their estimated fair values. The Company estimated the fair value of these asset groups generally using a discounted cash flow analysis utilizing market-participant assumptions.

The following tables present the details of the long-lived asset impairment during the three and six months ended June 30, 2020:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Continuing operations:
Met	$—	$32,951
All Other	17,390	18,148
Total from continuing operations	$17,390	$51,099

Discontinued operations:	$144,348	$144,348
Total long-lived asset impairment:	$161,738	$195,447

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Continuing operations:
Mineral rights, net	$2,241	$24,066
Property, plant, and equipment, net	6,496	12,562
Acquired mine permits, net	8,653	14,471
Total from continuing operations	$17,390	$51,099

Discontinued operations:
Mineral rights, net	$16,364	$16,364
Property, plant, and equipment, net	127,984	127,984
Total from discontinued operations	$144,348	$144,348

Total long-lived asset impairment:
Mineral rights, net	$18,605	$40,430
Property, plant, and equipment, net	134,480	140,546
Acquired mine permits, net	8,653	14,471
Total long-lived asset impairment	$161,738	$195,447

Restructuring

As a result of the strategic actions announced in the second quarter of 2020 and subsequent changes to severance and employee-related benefits, the Company recorded restructuring expense of ($621) in the All Other category during the six months ended June 30, 2021.

As a result of the strategic actions discussed above, the Company recorded restructuring expense during the three and six months ended June 30, 2020 as follows:

	Three and Six Months Ended June 30, 2020
	Total Restructuring	Continuing Operations (3)	Discontinued Operations
Severance and employee-related benefits (1)	$20,553	$2,301	$18,252
Other costs (2)	1,882	807	1,075
Total restructuring expense	$22,435	$3,108	$19,327

(1) Severance and employee-related benefits were considered probable and estimable based on provisions of contractual agreements and existing employee benefit plans.
(2) Includes accelerated amortization of deferred longwall move expenses of $668, allowance for advanced mining royalties of $407, and allowance for obsolete materials and supplies inventory of $807.
(3) Total restructuring expense from continuing operations of $3,108 was recorded within the All Other category and affected Accrued expenses and other current liabilities, Other non-current liabilities, and Inventories, net.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
(9) Long-Term Debt
Long-term debt consisted of the following:

	June 30, 2021	December 31, 2020
Term Loan Credit Facility - due June 2024	$550,564	$553,373
ABL Facility - due April 2022	—	3,350
LCC Note Payable	27,500	27,500
LCC Water Treatment Obligation	6,250	6,875
Other (1)	6,665	8,475
Debt discount and issuance costs	(11,312)	(17,046)
Total long-term debt	579,667	582,527
Less current portion	(29,404)	(28,830)
Long-term debt, net of current portion	$550,263	$553,697
(1) Includes financing leases.

Term Loan Credit Facility - due June 2024
As of June 30, 2021, the borrowings made under the senior secured term loan facility with a maturity date of June 14, 2024 (the “Term Loan Credit Facility”) were comprised of Eurocurrency Rate Loans (as defined therein) with an interest rate of 10.00%, calculated as the Eurocurrency rate during the period plus an applicable rate of 8.00%. As of June 30, 2021, the carrying value of the Term Loan Credit Facility was $541,572, with $5,618 classified as current within the Condensed Consolidated Balance Sheets. As of December 31, 2020, the carrying value of the Term Loan Credit Facility was $540,643, with $5,618 classified as current within the Condensed Consolidated Balance Sheets.

All obligations under the Term Loan Credit Facility are guaranteed by substantially all of Alpha’s direct and indirect subsidiaries. Certain obligations under the Term Loan Facility are secured by a senior lien, subject to certain exceptions (including the ABL Priority Collateral described below), by substantially all of Alpha’s assets and the assets of Alpha’s subsidiary guarantors (“Term Loan Priority Collateral”), in each case subject to exceptions. The obligations under the Term Loan Credit Facility are also secured by a junior lien, again subject to certain exceptions, against the ABL Priority Collateral. The Term Loan Facility contains negative and affirmative covenants including certain financial covenants that are more flexible than the covenants in the Amended and Restated Credit Agreement dated November 9, 2018. The Company was in compliance with all covenants under this agreement as of June 30, 2021.

Amended and Restated Asset-Based Revolving Credit Agreement

The Amended and Restated Asset-Based Revolving Credit Agreement includes a senior secured asset-based revolving credit facility (the “ABL Facility”). Under the ABL Facility, the Company may borrow cash or obtain letters of credit, on a revolving basis. As of June 30, 2021, there were no outstanding borrowings under the ABL Facility. As of December 31, 2020, the carrying value of the ABL Facility was $3,350, all of which was classified as long-term within the Condensed Consolidated Balance Sheets. As of June 30, 2021 and December 31, 2020, the Company had $128,752 and $123,108 letters of credit outstanding under the ABL Facility, respectively.

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

The ABL Facility is guaranteed by substantially all of Alpha’s direct and indirect subsidiaries (together with Alpha, the “Loan Parties”) and secured by all or substantially all assets of the Loan Parties, including equity in Alpha’s direct domestic subsidiaries and first-tier foreign subsidiaries, as collateral for the obligations under the ABL Facility. The ABL Facility has a

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
first lien on ABL Priority Collateral (as defined therein) and a second lien on Term Loan Priority Collateral. The Amended and Restated Asset-Based Revolving Credit Agreement, as amended, and related documents contain negative and affirmative covenants including certain financial covenants. The Company is in compliance with all covenants under these agreements as of June 30, 2021.

(10) Acquisition-Related Obligations
Acquisition-related obligations consisted of the following:

	June 30, 2021	December 31, 2020
Contingent Revenue Obligation	$23,904	$28,967
Environmental Settlement Obligations	9,702	10,391
UMWA Funds Settlement Liability	2,000	2,000
Discount	(768)	(1,491)
Total acquisition-related obligations	34,838	39,867
Less current portion	(22,866)	(19,099)
Acquisition-related obligations, net of current portion	$11,972	$20,768

Contingent Revenue Obligation

As of June 30, 2021 and December 31, 2020, the carrying value of the Contingent Revenue Obligation was $23,904 and $28,967, with $13,465 and $11,393 classified as current, respectively, classified as an acquisition-related obligation in the Condensed Consolidated Balance Sheets. Refer to Note 12 for further disclosures related to the fair value assignment and methods used.

During the second quarter of 2021, the Company paid $11,396 pursuant to the terms of the Contingent Revenue Obligation.

(11) Asset Retirement Obligations

The following table summarizes the changes in asset retirement obligations for the six months ended June 30, 2021:

Total asset retirement obligations at December 31, 2020	$165,064
Accretion for the period	13,296
Revisions in estimated cash flows	(17)
Expenditures for the period	(8,592)
Total asset retirement obligations at June 30, 2021	169,751
Less current portion (1)	(28,911)
Long-term portion	$140,840
(1)    Included within accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheets.

(12) Fair Value of Financial Instruments and Fair Value Measurements
The estimated fair values of financial instruments are determined based on relevant market information. These estimates involve uncertainty and cannot be determined with precision.
The carrying amounts for cash and cash equivalents, trade accounts receivable, net, prepaid expenses and other current assets, short-term and long-term restricted cash, short-term and long-term deposits, trade accounts payable, and accrued expenses and other current liabilities approximate fair value as of June 30, 2021 and December 31, 2020 due to the short maturity of these instruments.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
The following tables set forth by level, within the fair value hierarchy, the Company’s long-term debt at fair value as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term Loan Credit Facility - due June 2024	$541,572	$488,626	$—	$488,626	$—
LCC Note Payable	26,046	25,172	—	—	25,172
LCC Water Treatment Obligation	5,384	4,945	—	—	4,945
Total long-term debt	$573,002	$518,743	$—	$488,626	$30,117

	December 31, 2020
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term Loan Credit Facility - due June 2024	$540,643	$379,614	$—	$379,614	$—
ABL Facility - due April 2022	3,350	3,057	—	—	3,057
LCC Note Payable	24,423	20,328	—	—	20,328
LCC Water Treatment Obligation	5,636	4,281	—	—	4,281
Total long-term debt	$574,052	$407,280	$—	$379,614	$27,666
(1) Net of debt discounts and debt issuance costs.

The following tables set forth by level, within the fair value hierarchy, the Company’s acquisition-related obligations at fair value as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
UMWA Funds Settlement Liability	$1,823	$1,797	$—	$—	$1,797
Environmental Settlement Obligations	9,111	8,764	—	—	8,764
Total acquisition-related obligations	$10,934	$10,561	$—	$—	$10,561

	December 31, 2020
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
UMWA Funds Settlement Liability	$1,662	$1,426	$—	$—	$1,426
Environmental Settlement Obligations	9,237	7,760	—	—	7,760
Total acquisition-related obligations	$10,899	$9,186	$—	$—	$9,186
(1) Net of discounts.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial and non-financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2021 and December 31, 2020. Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the determination of fair value for assets and liabilities and their placement within the fair

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
value hierarchy levels.

	June 30, 2021
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent Revenue Obligation	$23,904	$—	$—	$23,904
Trading securities	$31,189	$29,311	$1,878	$—

	December 31, 2020
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent Revenue Obligation	$28,967	$—	$—	$28,967
Trading securities	$22,498	$20,092	$2,406	$—

The following tables present a reconciliation of the financial and non-financial assets and liabilities that were accounted for at fair value on a recurring basis and that were categorized within Level 3 of the fair value hierarchy:

	December 31, 2020	Payments	Loss (Gain) Recognized in Earnings (1)	Transfer In (Out) of Level 3 Fair Value Hierarchy	June 30, 2021
Contingent Revenue Obligation	$28,967	$(11,396)	$6,333	$—	$23,904
(1) The loss recognized in earnings resulted primarily from a decrease in the annual risk-free interest rate as of June 30, 2021.

	December 31, 2019	Payments	Loss (Gain) Recognized in Earnings (1)	Transfer In (Out) of Level 3 Fair Value Hierarchy	June 30, 2020
Contingent Revenue Obligation	$52,427	$(14,710)	$(17,049)	$—	$20,668
(1) The gain recognized in earnings resulted primarily from a change in the forecasted future revenue associated with this obligation and an increase in annualized volatility as of June 30, 2020.

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

LCC Note Payable, LCC Water Treatment Obligation, UMWA Funds Settlement Liability and Environmental Settlement Obligations - Observable transactions are not available to aid in determining the fair value of these items. Therefore, the fair value was derived by using the expected present value approach in which estimated cash flows are discounted using a risk-free interest rate adjusted for credit risk (discount rates of approximately 22% and 34% as of June 30, 2021 and December 31, 2020, respectively).

Contingent Revenue Obligation - The fair value of the contingent revenue obligation was estimated using a Black-Scholes pricing model and is marked to market at each reporting period with changes in value reflected in earnings. The inputs included in the Black-Scholes pricing model are the Company's forecasted future revenue, the stated royalty rate, the remaining periods in the obligation, annual risk-free interest rate based on the U.S. Constant Maturity Treasury Curve and annualized volatility. The annualized volatility was calculated by observing volatilities for comparable companies with adjustments for the Company's size and leverage. The range of significant unobservable inputs used to value the contingent revenue obligation as of June 30, 2021 and December 31, 2020, are set forth in the following table:

	June 30, 2021	December 31, 2020
Forecasted future revenue	$1.1 - $1.2 billion	$0.9 - $1.1 billion
Stated royalty rate	1.0% - 1.5%	1.0% - 1.5%
Annualized volatility	17.6% - 40.1% (29.0%)	19.4% - 52.1% (28.0%)

(13) Income Taxes

For the six months ended June 30, 2021, the Company recorded income tax expense of $3 on a loss from continuing operations before income taxes of $51,278. The income tax expense differs from the expected statutory amount primarily due to the increase in the valuation allowance and the impact of state income taxes, net of federal impact, partially offset by the permanent impact of percentage depletion deductions. As of June 30, 2021, the Company anticipates that no current federal income tax liability will be generated in 2021. For the six months ended June 30, 2020, the Company recorded income tax benefit of $2,155 on a loss from continuing operations before income taxes of $120,087. The income tax benefit differs from the expected statutory amount primarily due to the increase in valuation allowance, partially offset by the permanent impact of percentage depletion deductions, the impact of state income taxes, net of federal tax impact, and the recording of a discrete tax benefit related to the refundability of previously sequestered AMT Credits.

During the six months ended June 30, 2021, the Company recorded an increase of $6,184 to its deferred tax asset valuation allowance. The increase in the valuation allowance results from an increase in deferred tax assets for which the Company is unable to support realization. The Company currently is relying primarily on the reversal of taxable temporary differences, along with consideration of taxable income via carryback to prior years and tax planning strategies, to support the realization of deferred tax assets. For each reporting period, the Company updates its assessment regarding the realizability of its deferred tax assets, including scheduling the reversal of its deferred tax assets and liabilities, to determine the amount of valuation allowance needed. Scheduling the reversal of deferred tax asset and liability balances requires judgment and estimation. The Company believes the deferred tax liabilities relied upon as future taxable income in its assessment will reverse in the same period and jurisdiction and are of the same character as the temporary differences giving rise to the deferred tax assets that will be realized. The valuation allowance recorded represents the portion of deferred tax assets for which the Company is unable to support realization through the methods described above.

(14) Employee Benefit Plans
The components of net periodic (benefit) expense other than the service cost component for the employee benefit plan obligations below are included in the line item miscellaneous income (loss), net in the Condensed Consolidated Statements of Operations.
Pension

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

The following table details the components of the net periodic benefit for pension obligations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest cost	$3,362	$4,656	$6,784	$9,391
Expected return on plan assets	(7,119)	(6,748)	(14,366)	(13,560)
Amortization of net actuarial loss	734	521	1,609	990
Settlement	—	63	—	1,230
Net periodic benefit	$(3,023)	$(1,508)	$(5,973)	$(1,949)

During the three months ended June 30, 2021, an annual census data actuarial revaluation of pension obligations was performed, which resulted in a decrease in the liability for pension obligations of approximately $8,838 with the offset to accumulated other comprehensive gain and a slight increase in net periodic benefit to be recognized subsequent to the revaluation date.

As a result of the recent funding relief granted under the American Rescue Plan Act, estimated contributions requirements to the pension plans were reduced relative to the Company’s previous estimates. The Company contributed $3,701 to the pension plans during the six months ended June 30, 2021 and expects to contribute $7,664 in the remainder of 2021.

Black Lung

The following table details the components of the net periodic expense for black lung obligations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Service cost	$739	$492	$1,478	$980
Interest cost	607	775	1,214	1,597
Expected return on plan assets	(14)	(14)	(28)	(27)
Amortization of net actuarial loss	522	286	1,044	501
Net periodic expense	$1,854	$1,539	$3,708	$3,051

Defined Contribution and Profit-Sharing Plans

During the second quarter of 2020, the Company’s matching contributions under the Alpha Metallurgical Resources (formerly Contura Energy) 401(k) Retirement Savings Plan (the “Plan”) were suspended due to weak market conditions at that time. Effective in June 2021, the Company’s matching contributions under the Plan were reinstated.

(15) Related Party Transactions
There were no material related party transactions for the six months ended June 30, 2021 or 2020.

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

Other Commitments

As of June 30, 2021, the Company has obligations under certain coal transportation agreements that contain minimum quantities to be shipped during contract periods from 2021 through 2022 with estimated obligations based on remaining tons to be shipped totaling $32,940 in 2022. The Company also has obligations under certain coal purchase agreements that contain minimum quantities to be purchased in the remainder of 2021 totaling an estimated $33,477, which includes an estimated $3,230 related to contractually committed fixed priced tons from vendors with historical performance resulting in less than 20% of the committed tonnage being delivered.
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
As of June 30, 2021, per terms of the Cumberland Back-to-Back Coal Supply Agreements, the Company is required to purchase and sell 1,226 and 2,615 tons of coal in the remainder of 2021 and 2022 totaling $47,803 and $101,990, respectively. For the three and six months ended June 30, 2021, the Company purchased and sold 760 and 1,460 tons, respectively, totaling $29,487 and $56,553, respectively, under the Cumberland Back-to-Back Coal Supply Agreements. Cumberland Back-to-Back Coal Supply Agreements are scheduled to be fully performed by December 31, 2022.
Future Federal Income Tax Refunds

As of June 30, 2021, the Company has recorded $64,160 of current federal income tax receivable and associated interest receivable of $5,385 related to a net operating loss (“NOL”) carryback claim. Because the federal government was a creditor in the Alpha Natural Resources, Inc. bankruptcy proceedings, it is possible that the federal government could withhold some or all of the tax refund attributable to the NOL carryback claim and assert a right to set off the tax refund and associated interest receivable against its prepetition bankruptcy claims.

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

As of June 30, 2021, the Company had $128,752 letters of credit outstanding under the Amended and Restated Asset-Based Revolving Credit Agreement. Additionally, as of June 30, 2021, the Company had $613 letters of credit outstanding

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
under the Credit and Security Agreement dated June 30, 2017, and related amendments, between ANR, Inc. and First Tennessee Bank National Association. On March 31, 2021, the Amended and Restated Letter of Credit Agreement dated November 9, 2018 between ANR, Inc. and Citibank, N.A. was terminated.

As of June 30, 2021, the Company had outstanding surety bonds with a total face amount of $211,694 to secure various obligations and commitments, including $30 attributable to discontinued operations. To secure the Company’s reclamation-related obligations, the Company has $42,211 of collateral supporting these obligations as of June 30, 2021.

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

Amounts included in restricted cash represent cash deposits primarily invested in interest bearing accounts that are restricted as to withdrawal as required by certain agreements entered into by the Company and provide collateral to secure the following obligations which have been written on the Company’s behalf:

	June 30, 2021	December 31, 2020
Workers' compensation and black lung obligations	$63,096	$69,725
Reclamation-related obligations	6,989	8,445
Financial payments and other performance obligations	22,673	17,863
Contingent revenue obligation escrow	3,794	9,311
Total restricted cash	96,552	105,344
Less current portion (1)	(3,794)	(9,311)
Restricted cash, net of current portion	$92,758	$96,033
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

Restricted investments consist of Federal Deposit Insurance Company (“FDIC”) insured certificates of deposit, mutual funds, and U.S. treasury bills that are restricted as to withdrawal as required by certain agreements entered into by the Company and provide collateral to secure the following obligations which have been written on the Company’s behalf:

	June 30, 2021	December 31, 2020
Workers' compensation obligations	$210	$51
Reclamation-related obligations	29,195	22,233
Financial payments and other performance obligations	2,037	1,484
Total restricted investments (1), (2)	$31,442	$23,768
(1) Included within other non-current assets on the Company’s Condensed Consolidated Balance Sheets.
(2) As of June 30, 2021 and December 31, 2020, respectively, $31,189 and $22,498 are classified as trading securities and $253 and $1,270 are classified as held-to-maturity securities.

Deposits represent cash deposits held at third parties as required by certain agreements entered into by the Company to provide cash collateral to secure the following obligations which have been written on the Company’s behalf:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	June 30, 2021	December 31, 2020
Workers' compensation and black lung obligations	$35	$—
Reclamation-related obligations	6,027	25,633
Financial payments and other performance obligations	732	1,596
Other operating agreements	902	1,018
Total deposits (1)	$7,696	$28,247
(1) Included within prepaid expenses and other current assets and other non-current assets on the Company’s Condensed Consolidated Balance Sheets.

DCMWC Reauthorization Process

In July 2019, the U.S. Department of Labor (Division of Coal Mine Workers’ Compensation or “DCMWC”) began implementing a new authorization process for all self-insured coal mine operators. As requested by the DCMWC, the Company filed an application and supporting documentation for reauthorization to self-insure certain of its black lung obligations in October 2019. As a result of this application, the DCMWC notified the Company in a letter dated February 21, 2020 that the Company was reauthorized to self-insure certain of its black lung obligations for a period of one-year from February 21, 2020. The DCMWC reauthorization is contingent, however, upon the Company’s providing collateral of $65,700 to secure certain of its black lung obligations. This proposed collateral requirement is an increase from the approximate $2,600 in collateral that the Company currently provides to secure these self-insured black lung obligations. The reauthorization process provided the Company with the right to appeal the security determination in writing within 30 days of the date of the notification, which appeal period the DCMWC agreed to extend to May 22, 2020. The Company exercised this right of appeal in connection with the substantial increase in the amount of required collateral. However, there has been no substantive activity under the appeal since its filing. In February 2021, the U.S. Department of Labor withdrew its Federal Register notice seeking comments on its bulletin describing its new method of calculating collateral requirements. The Department removed the bulletin from its website in May 2021. If the Company’s appeal is unsuccessful, the Company may be required to provide additional letters of credit to receive the self-insurance reauthorization from the DCMWC or alternatively insure these black lung obligations through a third party provider that would likely also require the Company to provide collateral. Either of these outcomes could potentially reduce the Company’s liquidity.

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

(17) Segment Information
The Company extracts, processes and markets met and thermal coal from deep and surface mines for sale to steel and coke producers, industrial customers, and electric utilities. The Company conducts mining operations only in the United States with mines in Central Appalachia (“CAPP”). The Company has one reportable segment: Met, which consists of five active mines and two preparation plants in Virginia, fourteen active mines and five preparation plants in West Virginia, as well as expenses associated with certain idled/closed mines. Prior to the first quarter of 2021, the Company had two reportable segments: CAPP - Met and CAPP - Thermal. As a result of the Company’s continued strategic focus on the production of metallurgical coal and the reduction of thermal mining operations, the Company re-evaluated its previous conclusions with respect to its segment

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
reporting during the first quarter of 2021. To conform to the current period reportable segments presentation, the prior periods have been restated to reflect the change in reportable segments.

In addition to the one reportable segment, the All Other category includes general corporate overhead and corporate assets and liabilities, the former CAPP - Thermal operations consisting of one active mine and one preparation plant in West Virginia, and the elimination of certain intercompany activity, as well as expenses associated with certain idled/closed mines.

Reportable segment operating results are regularly reviewed by the Chief Operating Decision Maker (“CODM”), who is the Chief Executive Officer of the Company.

Segment operating results and capital expenditures for the three months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30, 2021
	Met	All Other	Consolidated
Total revenues	$377,937	$17,338	$395,275
Depreciation, depletion, and amortization	$25,686	$1,618	$27,304
Amortization of acquired intangibles, net	$2,635	$(82)	$2,553
Adjusted EBITDA	$46,786	$(6,869)	$39,917
Capital expenditures	$17,203	$441	$17,644

	Three Months Ended June 30, 2020
	Met	All Other	Consolidated
Total revenues	$316,534	$37,406	$353,940
Depreciation, depletion, and amortization	$38,779	$8,290	$47,069
Amortization of acquired intangibles, net	$2,759	$(878)	$1,881
Adjusted EBITDA	$17,518	$(10,373)	$7,145
Capital expenditures	$27,647	$3,011	$30,658

Segment operating results and capital expenditures for the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended June 30, 2021
	Met	All Other	Consolidated
Total revenues	$737,815	$43,713	$781,528
Depreciation, depletion, and amortization	$52,222	$3,520	$55,742
Amortization of acquired intangibles, net	$6,686	$(264)	$6,422
Adjusted EBITDA	$79,368	$(10,567)	$68,801
Capital expenditures	$37,526	$513	$38,039

	Six Months Ended June 30, 2020
	Met	All Other	Consolidated
Total revenues	$679,293	$77,451	$756,744
Depreciation, depletion, and amortization	$80,501	$14,184	$94,685
Amortization of acquired intangibles, net	$5,340	$(2,948)	$2,392
Adjusted EBITDA	$86,636	$(22,994)	$63,642
Capital expenditures	$60,781	$6,140	$66,921

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
The following tables present a reconciliation of net loss to Adjusted EBITDA for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021
	Met	All Other	Consolidated
Net loss from continuing operations	$15,042	$(33,632)	$(18,590)
Interest expense	40	17,922	17,962
Interest income	—	(104)	(104)
Income tax expense	—	8	8
Depreciation, depletion and amortization	25,686	1,618	27,304
Non-cash stock compensation expense	6	973	979
Mark-to-market adjustment - acquisition-related obligations	—	3,157	3,157
Accretion on asset retirement obligations	3,377	3,271	6,648
Amortization of acquired intangibles, net	2,635	(82)	2,553
Adjusted EBITDA	$46,786	$(6,869)	$39,917

	Three Months Ended June 30, 2020
	Met	All Other	Consolidated
Net loss from continuing operations	$(27,097)	$(54,649)	$(81,746)
Interest expense	(377)	19,693	19,316
Interest income	(3)	(5,527)	(5,530)
Income tax expense	—	33	33
Depreciation, depletion and amortization	38,779	8,290	47,069
Non-cash stock compensation expense	(94)	1,138	1,044
Mark-to-market adjustment - acquisition-related obligations	—	(2,052)	(2,052)
Accretion on asset retirement obligations	3,551	3,018	6,569
Asset impairment and restructuring (1)	—	20,498	20,498
Loss on partial settlement of benefit obligations	—	63	63
Amortization of acquired intangibles, net	2,759	(878)	1,881
Adjusted EBITDA	$17,518	$(10,373)	$7,145
(1) Refer to Note 8 for additional information on asset impairment and restructuring during the period.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
The following tables present a reconciliation of net loss to Adjusted EBITDA for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021
	Met	All Other	Consolidated
Net loss from continuing operations	$13,604	$(64,885)	$(51,281)
Interest expense	83	35,869	35,952
Interest income	(5)	(263)	(268)
Income tax expense	—	3	3
Depreciation, depletion and amortization	52,222	3,520	55,742
Non-cash stock compensation expense	16	3,147	3,163
Mark-to-market adjustment - acquisition-related obligations	—	6,333	6,333
Accretion on asset retirement obligations	6,762	6,534	13,296
Asset impairment and restructuring (1)	—	(561)	(561)
Amortization of acquired intangibles, net	6,686	(264)	6,422
Adjusted EBITDA	$79,368	$(10,567)	$68,801
(1) Refer to Note 8 for additional information on asset impairment and restructuring during the period.

	Six Months Ended June 30, 2020
	Met	All Other	Consolidated
Net loss from continuing operations	$(38,682)	$(79,250)	$(117,932)
Interest expense	(1,306)	38,798	37,492
Interest income	(61)	(6,437)	(6,498)
Income tax benefit	—	(2,155)	(2,155)
Depreciation, depletion and amortization	80,501	14,184	94,685
Non-cash stock compensation expense	305	2,817	3,122
Mark-to-market adjustment - acquisition-related obligations	—	(17,049)	(17,049)
Accretion on asset retirement obligations	7,087	6,121	13,208
Asset impairment and restructuring (1)	32,951	21,256	54,207
Management restructuring costs (2)	501	439	940
Loss on partial settlement of benefit obligations	—	1,230	1,230
Amortization of acquired intangibles, net	5,340	(2,948)	2,392
Adjusted EBITDA	$86,636	$(22,994)	$63,642
(1) Refer to Note 8 for additional information on asset impairment and restructuring during the period.
(2) Management restructuring costs are related to severance expense associated with senior management changes in the three months ended March 31, 2020.

No asset information has been disclosed as the CODM does not regularly review asset information by reportable segment.

The Company markets produced, processed and purchased coal to customers in the United States and in international markets, primarily India, Brazil, and Turkey. Revenue is tracked within the Company’s accounting records based on the product destination. Export coal revenues were the following:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total coal revenues	$393,458	$353,115	$778,910	$754,575
Export coal revenues	$256,017	$240,662	$499,800	$492,116
Export coal revenues as % of total coal revenues	65%	68%	64%	65%
Countries with export coal revenue exceeding 10% of total revenue	India	India, Turkey, Brazil	India, Brazil	India, Brazil

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

Proven reserves. Reserves for which quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes. Grade and/or quality are computed from the results of detailed sampling, and the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides a narrative of our results of operations and financial condition for the three and six months ended June 30, 2021 and 2020. The following discussion and analysis contains forward-looking statements and should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and related notes and risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2020. See “Cautionary Note Regarding Forward Looking Statements” included elsewhere herein.
COVID-19 Pandemic

In the first quarter of 2020, the COVID-19 virus was declared a pandemic by the World Health Organization. The COVID-19 pandemic has had negative impacts on our business, results of operations, financial condition and cash flows. The full extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the continued duration and spread of the outbreak, its impact on our customers and suppliers and the range of governmental and community reactions to the pandemic, which are still uncertain and still cannot be fully predicted. Our current view of the impacts of COVID-19 to our customers and suppliers is discussed below in the Market Overview section. We have not experienced significant supply chain disruptions due to the COVID-19 pandemic. We continue to monitor developments closely.

All of our coal mining operations have been classified as essential in the states in which we operate. Health and safety are core values of our company and are the foundation for how we manage every aspect of our business and we have therefore implemented policies, procedures and prevention measures to protect our employees during the COVID-19 pandemic. These policies, procedures and prevention measures include, but are not limited to, employee communications on COVID-19 monitoring and precautionary measures, enhanced cleaning and sterilization practices, limiting contractor access to our properties, limiting business travel, implementing social distancing measures by staggering shift times, limiting in-person meetings and meeting sizes, and remote work arrangements. We continue to evaluate these policies, procedures and precautionary measures for appropriate modifications as necessary.

Market Overview

The second quarter of 2021 brought continued increases in metallurgical coal market indices, with Atlantic High Volatile A prices starting at $147 per metric ton on April 1, 2021 and reaching a new high of $193 per metric ton on June 30, 2021. The first quarter volatility in the seaborne metallurgical coal market based on the Australian indices gave way toward more traditional equilibrium in relation to the Atlantic indices. While Chinese restrictions on Australian coal remain in place, pricing against the Australian indices has steadily increased over the course of the quarter.

The world manufacturing Purchasing Managers’ Index (“PMI”) was 55.4 in July, indicating growth remains strong in industrial production. July PMI for the U.S. reached 63.4, while Europe followed closely at 62.8. PMI scores for Brazil, India and China all registered above 50.0 for July as well.

According to the World Steel Association (“WSA”), June 2021 global crude steel production increased 11.6% to 167.9 million metric tons compared to the same period last year. China accounted for the majority of that production with 93.9 million metric tons in June 2021, an increase of 1.5% year over year. India’s 9.4 million metric tons produced represented an increase of 21.4% year over year. Regionally, North American and European crude steel production increased 45.2% and 34.7% respectively year over year.

The most recent weekly data from the American Iron and Steel Institute show capacity utilization at U.S. steel mills at 84.6%, the highest level recorded since 2008. This, along with sustained high steel pricing levels, illustrates the strength of the current North American steel industry landscape. In many cases, domestic steel producers have purchased incremental tons ahead of the upcoming fall negotiation period for next-year domestic contracts. In the seaborne market, tensions between China and Australia have persisted, and China has not yet lifted their import restrictions on Australian coal. As a result, markets are still feeling the effects of this conflict with tons moving into and out of new markets. Additional Alpha tons were shipped to China in the second quarter, and some of our recent shipments destined for China were larger than the shipments sold earlier in the year. The weakness displayed during the first quarter in the Australian indices relative to other benchmarks persisted into the beginning of the second quarter. However, it has recently given way to much stronger levels. The Australian Premium Low Volatile Coking Coal Index has jumped significantly in recent months to a range of $210 to $215 per metric ton, from a 2021 low point of $102 in early January. This improvement in pricing is yielding higher netbacks on Alpha’s tons priced against Australian indices.

As the uneven recovery from the COVID-19 pandemic continues across the globe, we continue to evaluate market conditions for our metallurgical coal products. While forecasting long-term customer demand remains challenging due to the unpredictability of the pandemic, we continue to receive near-term interest in our metallurgical products.

On the thermal side, the API 2 index pricing has doubled against year-ago periods, presenting potential opportunities for seaborne thermal shipments on unsold tons. Increased coal fired generation levels have driven higher demand for thermal products both internationally and in the United States. Higher natural gas prices have contributed to increased thermal consumption, although this is likely a temporary circumstance due to the longer-range fuel switching and plant closures that have beleaguered CAPP thermal production. Our strategic focus continues to be on maximizing the remaining thermal tons from our Slabcamp mine before it ceases operation in 2022, at which time Alpha will have no remaining thermal operations.

Business Overview

We are a Tennessee-based mining company with operations across Virginia and West Virginia. With customers across the globe, high-quality reserves and significant port capacity, we are a leading U.S. supplier of metallurgical products for the steel industry. We operate high-quality, cost-competitive coal mines across the CAPP coal basin. As of June 30, 2021, our operations consisted of twenty active mines and eight coal preparation and load-out facilities, with approximately 3,300 employees. We produce, process, and sell met coal and thermal coal. We also sell coal produced by others, some of which is processed and/or blended with coal produced from our mines prior to resale, with the remainder purchased for resale. As of December 31, 2020, we had 623.5 million tons of reserves, including 445.0 million tons of proven reserves and 178.5 million tons of probable reserves.

For the three months ended June 30, 2021 and 2020, sales of met coal were 3.3 million tons and 3.1 million tons, respectively, and accounted for approximately 83% and 80%, respectively, of our coal sales volume. Sales of thermal coal were 0.7 million tons and 0.8 million tons, respectively, and accounted for approximately 17% and 20%, respectively, of our coal sales volume. For the six months ended June 30, 2021 and 2020, sales of met coal were 6.7 million tons and 6.3 million tons, respectively, and accounted for approximately 83% and 80%, respectively, of our coal sales volume. Sales of thermal coal were 1.4 million tons and 1.5 million tons, respectively, and accounted for approximately 17% and 20%, respectively, of our coal sales volume.

Our sales of met coal were made primarily to steel companies in the northeastern and midwestern regions of the United States and in several countries in Europe, Asia and the Americas. Our sales of thermal coal were made primarily to large utilities and industrial customers throughout the United States. For the three months ended June 30, 2021 and 2020 approximately 65% and 68%, respectively, of our total coal revenues were derived from coal sales made to customers outside the United States. For the six months ended June 30, 2021 and 2020 approximately 64% and 65%, respectively, of our total coal revenues were derived from coal sales made to customers outside the United States.

In addition, we generate other revenues from equipment sales, rentals, terminal and processing fees, coal and environmental analysis fees, royalties and the sale of natural gas. We also record freight and handling fulfillment revenue within coal revenues for freight and handling services provided in delivering coal to certain customers, which are a component of the contractual selling price.

As of June 30, 2021, we have one reportable segment: Met. To conform to the current period reportable segment presentation, the prior periods have been restated to reflect the change in reportable segments. Our Met segment operations consist of high-quality met coal mines, including Deep Mine 41, Road Fork 52, Black Eagle, and Lynn Branch. The coal produced by our Met segment operations is predominantly met coal with some amounts of thermal coal being produced as a byproduct of mining. In addition to the one reportable segment, our All Other category includes general corporate overhead and corporate assets and liabilities, our former CAPP - Thermal operations consisting of one active mine and one preparation plant in West Virginia, and the elimination of certain intercompany activity, as well as expenses associated with certain idled/closed mines. Refer to Note 17 to our Condensed Consolidated Financial Statements for additional disclosures on reportable segments, geographic areas, and export coal revenue information.

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

Factors Affecting Our Results of Operations
Sales Agreements. We manage our commodity price risk for coal sales through the use of coal supply agreements. As of July 26, 2021, we had sales commitments for 2021 as follows:

	Tons	% Priced	Average Realized Price per Ton
Met - Domestic			$87.86
Met - Export			$91.24
Met Total	13.5 million	79%	$89.78
Thermal	1.5 million	98%	$52.68
Met Segment	15.0 million	81%	$85.30
All Other	1.5 million	100%	$59.66

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
Costs. Our results of operations are dependent upon our ability to maximize productivity and control costs. Our primary expenses are for operating supply costs, repair and maintenance expenditures, cost of purchased coal, royalties, current wages and benefits, freight and handling costs and taxes incurred in selling our coal. Principal goods and services we use in our operations include maintenance and repair parts and services, electricity, fuel, roof control and support items, explosives, tires, conveyance structure, ventilation supplies and lubricants. Our management strives to aggressively control costs and improve operating performance to mitigate external cost pressures. We experience volatility in operating costs related to fuel, explosives, steel, tires, contract services and healthcare, among others, and take measures to mitigate the increases in these costs at all operations. We have a centralized sourcing group for major supplier contract negotiation and administration, for the negotiation and purchase of major capital goods, and to support the business units. We promote competition between suppliers and seek to develop relationships with suppliers that focus on lowering our costs. We seek suppliers who identify and concentrate on implementing continuous improvement opportunities within their area of expertise. To the extent upward pressure on costs exceeds our ability to realize sales increases, or if we experience unanticipated operating or transportation difficulties, our operating margins would be negatively impacted. We may also experience difficult geologic conditions, delays in obtaining permits, labor shortages, unforeseen equipment problems, and unexpected shortages of critical materials such as tires, fuel and explosives that may result in adverse cost increases and limit our ability to produce at forecasted levels.

Results of Operations

Our results of operations for the three and six months ended June 30, 2021 and 2020 are discussed in these “Results of Operations” presented below.

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

Revenues

The following table summarizes information about our revenues during the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Increase (Decrease)
(In thousands, except for per ton data)	2021	2020	$ or Tons	%
Coal revenues	$393,458	$353,115	$40,343	11.4%
Other revenues	1,817	825	992	120.2%
Total revenues	$395,275	$353,940	$41,335	11.7%

Tons sold	4,021	3,853	168	4.4%

Coal revenues. Coal revenues increased $40.3 million, or 11.4%, for the three months ended June 30, 2021 compared to the prior year period. The increase was primarily due to an increase in tons sold and higher coal sales realization within our Met segment operations, as a result of an improved pricing environment during the current period. Increasing coal demand, resulting from improved economic activity, coupled with a limited supply response contributed to a rise in coal prices. Refer to the additional sections below for further detail on coal revenues for the three months ended June 30, 2021 compared to the prior year period.

Cost and Expenses

The following table summarizes information about our costs and expenses during the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Increase (Decrease)
(In thousands)	2021	2020	$	%
Cost of coal sales (exclusive of items shown separately below)	$346,763	$335,267	$11,496	3.4%
Depreciation, depletion and amortization	27,304	47,069	(19,765)	(42.0)%
Accretion on asset retirement obligations	6,648	6,569	79	1.2%
Amortization of acquired intangibles, net	2,553	1,881	672	35.7%
Asset impairment and restructuring	—	20,498	(20,498)	(100.0)%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	14,645	12,028	2,617	21.8%
Total other operating (income) loss:
Mark-to-market adjustment for acquisition-related obligations	3,157	(2,052)	5,209	253.8%
Other income	(3,608)	(45)	(3,563)	(7,917.8)%
Total costs and expenses	$397,462	$421,215	$(23,753)	(5.6)%

Cost of coal sales. Cost of coal sales increased $11.5 million, or 3.4%, for the three months ended June 30, 2021 compared to the prior year period. The increase was primarily driven by an increase in tons sold in the current period relative to the prior year period, increased supplies and maintenance expense and salaries and wages expense, partially offset by inventory change during the current period.
Depreciation, depletion and amortization. Depreciation, depletion and amortization decreased $19.8 million, or 42.0%, for the three months ended June 30, 2021 compared to the prior year period. The decrease in depreciation, depletion and amortization was primarily related to asset disposals and asset impairments throughout the prior year.

Amortization of acquired intangibles, net. Amortization of acquired intangibles, net increased $0.7 million, or 35.7%, for the three months ended June 30, 2021 compared to the prior year period. The increase was primarily driven by the lower current period amortization related to below-market acquired coal supply agreements.

Asset impairment and restructuring. Asset impairment and restructuring decreased $20.5 million, or 100.0%, for the three months ended June 30, 2021 compared to the prior year period. For the three months ended June 30, 2020, asset impairment and restructuring includes long-lived asset impairment of $17.4 million and restructuring expense of $3.1 million. Refer to Note 8 for further information.

Selling, general and administrative. Selling, general and administrative expenses increased $2.6 million, or 21.8%, for the three months ended June 30, 2021 compared to the prior year period. This increase in expense was primarily related to increases of $2.3 million in incentive pay, $0.2 million in wages and benefits expense, and $0.2 million in stock compensation expense, partially offset by a decrease of $0.2 million in professional fees.
Mark-to-market adjustment for acquisition-related obligations. The mark-to-market adjustment for acquisition-related obligations resulted in a decrease to income of $5.2 million for the three months ended June 30, 2021 compared to the prior year period. This decrease was related to the $3.2 million Contingent Revenue Obligation mark-to-market adjustment recorded during the three months ended June 30, 2021 due to changes in underlying fair value assumptions during the current period. Refer to Note 12 for Contingent Revenue Obligation fair value input assumptions.
Other income. Other income increased $3.6 million, or 7,917.8%, for the three months ended June 30, 2021 compared to the prior year period, primarily due to an increase in income on sale of assets in the current period.
Other (Expense) Income

The following table summarizes information about our other (expense) income during the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Increase (Decrease)
(In thousands)	2021	2020	$	%
Other (expense) income:
Interest expense	$(17,962)	$(19,316)	$1,354	7.0%
Interest income	104	5,530	(5,426)	(98.1)%
Equity loss in affiliates	(384)	(1,047)	663	63.3%
Miscellaneous income (loss), net	1,847	395	1,452	367.6%
Total other expense, net	$(16,395)	$(14,438)	$(1,957)	(13.6)%

Interest income. Interest income decreased $5.4 million, or 98.1%, for the three months ended June 30, 2021 compared to the prior year period. The decrease was primarily due to the interest income recorded during the three months ended June 30, 2020 associated with the federal income tax interest receivable related to the net operating loss carryback claim. Refer to Note 16 for additional information on future federal income tax refunds.

Miscellaneous income (loss), net. Miscellaneous income (loss), net increased $1.5 million, or 367.6%, for the three months ended June 30, 2021 compared to the prior year period. The increase was primarily due to the net periodic benefit for pension obligations. Refer to Note 14 for additional information.

Income Tax Expense

The following table summarizes information about our income tax expense during the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Increase (Decrease)
(In thousands)	2021	2020	$	%
Income tax expense	$(8)	$(33)	$25	75.8%

Income taxes. Income tax expense of $8 thousand was recorded for the three months ended June 30, 2021 on a loss from continuing operations before income taxes of $18.6 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to the increase in the valuation allowance.

Income tax expense of $33 thousand was recorded for the three months ended June 30, 2020 on a loss from continuing operations before income taxes of $81.7 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to the increase in the valuation allowance. Refer to Note 13 for additional information.

Non-GAAP Financial Measures

The discussion below contains “non-GAAP financial measures.” These are financial measures which either exclude or include amounts that are not excluded or included in the most directly comparable measures calculated and presented in accordance with generally accepted accounting principles in the United States (“U.S. GAAP” or “GAAP”). Specifically, we make use of the non-GAAP financial measures “Adjusted EBITDA,” “non-GAAP coal revenues,” “non-GAAP cost of coal sales,” “non-GAAP coal margin,” and “Adjusted cost of produced coal sold.” We use Adjusted EBITDA to measure the operating performance of our segments and allocate resources to the segments. Adjusted EBITDA does not purport to be an alternative to net income (loss) as a measure of operating performance or any other measure of operating results or liquidity presented in accordance with GAAP. We use non-GAAP coal revenues to present coal revenues generated, excluding freight and handling fulfillment revenues. Non-GAAP coal sales realization per ton for our operations is calculated as non-GAAP coal revenues divided by tons sold. We use non-GAAP cost of coal sales to adjust cost of coal sales to remove freight and handling costs, depreciation, depletion and amortization - production (excluding the depreciation, depletion and amortization related to selling, general and administrative functions), accretion on asset retirement obligations, amortization of acquired intangibles, net, and idled and closed mine costs. Non-GAAP cost of coal sales per ton for our operations is calculated as non-GAAP cost of coal sales divided by tons sold. Non-GAAP coal margin per ton for our coal operations is calculated as non-GAAP coal sales realization per ton for our coal operations less non-GAAP cost of coal sales per ton for our coal operations. We also use Adjusted cost of produced coal sold to distinguish the cost of captive produced coal from the effects of purchased coal. The presentation of these measures should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP.

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

Included below are reconciliations of non-GAAP financial measures to GAAP financial measures.

The following tables summarize certain financial information relating to our coal operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$376,839	$16,619	$393,458
Less: Freight and handling fulfillment revenues	(64,329)	(117)	(64,446)
Non-GAAP Coal revenues	$312,510	$16,502	$329,012
Tons sold	3,748	273	4,021
Non-GAAP Coal sales realization per ton	$83.38	$60.45	$81.82

Cost of coal sales (exclusive of items shown separately below)	$331,239	$15,524	$346,763
Depreciation, depletion and amortization - production (1)	25,686	1,438	27,124
Accretion on asset retirement obligations	3,377	3,271	6,648
Amortization of acquired intangibles, net	2,635	(82)	2,553
Total Cost of coal sales	$362,937	$20,151	$383,088
Less: Freight and handling costs	(64,329)	(117)	(64,446)
Less: Depreciation, depletion and amortization - production (1)	(25,686)	(1,438)	(27,124)
Less: Accretion on asset retirement obligations	(3,377)	(3,271)	(6,648)
Less: Amortization of acquired intangibles, net	(2,635)	82	(2,553)
Less: Idled and closed mine costs	(4,790)	(3,732)	(8,522)
Non-GAAP Cost of coal sales	$262,120	$11,675	$273,795
Tons sold	3,748	273	4,021
Non-GAAP Cost of coal sales per ton	$69.94	$42.77	$68.09

(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Three Months Ended June 30, 2021
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$376,839	$16,619	$393,458
Less: Total Cost of coal sales (per table above)	(362,937)	(20,151)	(383,088)
GAAP Coal margin	$13,902	$(3,532)	$10,370
Tons sold	3,748	273	4,021
GAAP Coal margin per ton	$3.71	$(12.94)	$2.58

GAAP Coal margin	$13,902	$(3,532)	$10,370
Add: Depreciation, depletion and amortization - production (1)	25,686	1,438	27,124
Add: Accretion on asset retirement obligations	3,377	3,271	6,648
Add: Amortization of acquired intangibles, net	2,635	(82)	2,553
Add: Idled and closed mine costs	4,790	3,732	8,522
Non-GAAP Coal margin	$50,390	$4,827	$55,217
Tons sold	3,748	273	4,021
Non-GAAP Coal margin per ton	$13.44	$17.68	$13.73
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Three Months Ended June 30, 2020
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$316,319	$36,796	$353,115
Less: Freight and handling fulfillment revenues	(54,852)	(4,634)	(59,486)
Non-GAAP Coal revenues	$261,467	$32,162	$293,629
Tons sold	3,204	649	3,853
Non-GAAP Coal sales realization per ton	$81.61	$49.56	$76.21

Cost of coal sales (exclusive of items shown separately below)	$297,266	$38,001	$335,267
Depreciation, depletion and amortization - production (1)	38,779	7,953	46,732
Accretion on asset retirement obligations	3,551	3,018	6,569
Amortization of acquired intangibles, net	2,759	(878)	1,881
Total Cost of coal sales	$342,355	$48,094	$390,449
Less: Freight and handling costs	(54,852)	(4,634)	(59,486)
Less: Depreciation, depletion and amortization - production (1)	(38,779)	(7,953)	(46,732)
Less: Accretion on asset retirement obligations	(3,551)	(3,018)	(6,569)
Less: Amortization of acquired intangibles, net	(2,759)	878	(1,881)
Less: Idled and closed mine costs	(3,906)	(3,961)	(7,867)
Non-GAAP Cost of coal sales	$238,508	$29,406	$267,914
Tons sold	3,204	649	3,853
Non-GAAP Cost of coal sales per ton	$74.44	$45.31	$69.53
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Three Months Ended June 30, 2020
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$316,319	$36,796	$353,115
Less: Total Cost of coal sales (per table above)	(342,355)	(48,094)	(390,449)
GAAP Coal margin	$(26,036)	$(11,298)	$(37,334)
Tons sold	3,204	649	3,853
GAAP Coal margin per ton	$(8.13)	$(17.41)	$(9.69)

GAAP Coal margin	$(26,036)	$(11,298)	$(37,334)
Add: Depreciation, depletion and amortization - production (1)	38,779	7,953	46,732
Add: Accretion on asset retirement obligations	3,551	3,018	6,569
Add: Amortization of acquired intangibles, net	2,759	(878)	1,881
Add: Idled and closed mine costs	3,906	3,961	7,867
Non-GAAP Coal margin	$22,959	$2,756	$25,715
Tons sold	3,204	649	3,853
Non-GAAP Coal margin per ton	$7.17	$4.25	$6.67
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Three Months Ended June 30,		Increase (Decrease)
(In thousands, except for per ton data)	2021	2020	$	%
Met segment operations:
Tons sold	3,748	3,204	544	17.0%
Non-GAAP Coal revenues	$312,510	$261,467	$51,043	19.5%
Non-GAAP Coal sales realization per ton	$83.38	$81.61	$1.77	2.2%

All Other category:
Tons sold	273	649	(376)	(57.9)%
Non-GAAP Coal revenues	$16,502	$32,162	$(15,660)	(48.7)%
Non-GAAP Coal sales realization per ton	$60.45	$49.56	$10.89	22.0%

Non-GAAP Coal revenues. Met segment operations non-GAAP coal revenues increased $51.0 million, or 19.5%, for the three months ended June 30, 2021 compared to the prior year period. The increase was primarily due to an increase in tons sold and higher non-GAAP coal sales realization of 2.2% per ton resulting from an improved pricing environment compared to the prior year period.

All Other category non-GAAP coal revenues decreased $15.7 million, or 48.7%, for the three months ended June 30, 2021 compared to the prior year period primarily due to a decrease in tons sold, partially offset by an increase in realization per ton.

	Three Months Ended June 30,		Increase (Decrease)
(In thousands, except for per ton data)	2021	2020	$	%
Met segment operations:
Non-GAAP Cost of coal sales	$262,120	$238,508	$23,612	9.9%
Non-GAAP Cost of coal sales per ton	$69.94	$74.44	$(4.50)	(6.0)%
Non-GAAP Coal margin per ton	$13.44	$7.17	$6.27	87.4%

All Other category:
Non-GAAP Cost of coal sales	$11,675	$29,406	$(17,731)	(60.3)%
Non-GAAP Cost of coal sales per ton	$42.77	$45.31	$(2.54)	(5.6)%
Non-GAAP Coal margin per ton	$17.68	$4.25	$13.43	316.0%

Non-GAAP Cost of coal sales. Met segment operations non-GAAP cost of coal sales increased $23.6 million, or 9.9%, for the three months ended June 30, 2021 compared to the prior year period. The increase was primarily driven by an increase in tons sold and increased supplies and maintenance expense and salaries and wages expense during the current period, partially offset by inventory change during the current period.

All Other category non-GAAP cost of coal sales decreased $17.7 million, or 60.3%, for the three months ended June 30, 2021 compared to the prior year period. The decrease was primarily driven by a decrease in tons sold, decreased supplies and maintenance expense, royalties and taxes, and inventory change during the current period, partially offset by increased salaries and wages expense.

Our non-GAAP cost of coal sales includes purchased coal costs. In the following tables, we calculate Adjusted cost of produced coal sold as non-GAAP cost of coal sales less purchased coal costs.

	Three Months Ended June 30, 2021
(In thousands, except for per ton data)	Met	All Other	Consolidated
Non-GAAP Cost of coal sales	$262,120	$11,675	$273,795
Less: cost of purchased coal sold	(24,642)	—	(24,642)
Adjusted cost of produced coal sold	$237,478	$11,675	$249,153
Produced tons sold	3,497	273	3,770
Adjusted cost of produced coal sold per ton (1)	$67.91	$42.77	$66.09
(1) Cost of produced coal sold per ton for our operations is calculated as non-GAAP cost of produced coal sold divided by produced tons sold.

	Three Months Ended June 30, 2020
(In thousands, except for per ton data)	Met	All Other	Consolidated
Non-GAAP Cost of coal sales	$238,508	$29,406	$267,914
Less: cost of purchased coal sold	(22,932)	(9)	(22,941)
Adjusted cost of produced coal sold	$215,576	$29,397	$244,973
Produced tons sold	2,895	648	3,543
Adjusted cost of produced coal sold per ton (1)	$74.46	$45.37	$69.14
(1) Cost of produced coal sold per ton for our operations is calculated as non-GAAP cost of produced coal sold divided by produced tons sold.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that is presented as a supplemental measure and is not intended to replace financial performance or liquidity measures determined in accordance with GAAP. Moreover, this measure is not calculated identically by all companies and therefore may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is presented because management believes it is a useful indicator of the financial performance of our coal operations. The following tables present a reconciliation of net loss to Adjusted EBITDA for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021
(In thousands)	Met	All Other	Consolidated
Net loss from continuing operations	$15,042	$(33,632)	$(18,590)
Interest expense	40	17,922	17,962
Interest income	—	(104)	(104)
Income tax expense	—	8	8
Depreciation, depletion and amortization	25,686	1,618	27,304
Non-cash stock compensation expense	6	973	979
Mark-to-market adjustment - acquisition-related obligations	—	3,157	3,157
Accretion on asset retirement obligations	3,377	3,271	6,648
Amortization of acquired intangibles, net	2,635	(82)	2,553
Adjusted EBITDA	$46,786	$(6,869)	$39,917

	Three Months Ended June 30, 2020
(In thousands)	Met	All Other	Consolidated
Net loss from continuing operations	$(27,097)	$(54,649)	$(81,746)
Interest expense	(377)	19,693	19,316
Interest income	(3)	(5,527)	(5,530)
Income tax expense	—	33	33
Depreciation, depletion and amortization	38,779	8,290	47,069
Non-cash stock compensation expense	(94)	1,138	1,044
Mark-to-market adjustment - acquisition-related obligations	—	(2,052)	(2,052)
Accretion on asset retirement obligations	3,551	3,018	6,569
Asset impairment and restructuring (1)	—	20,498	20,498
Loss on partial settlement of benefit obligations	—	63	63
Amortization of acquired intangibles, net	2,759	(878)	1,881
Adjusted EBITDA	$17,518	$(10,373)	$7,145
(1) Refer to Note 8 for additional information on asset impairment and restructuring during the period.

The following table summarizes Adjusted EBITDA for our Met segment operations and All Other category:

	Three Months Ended June 30,		Increase (Decrease)
(In thousands)	2021	2020	$	%
Adjusted EBITDA
Met segment operations	$46,786	$17,518	$29,268	167.1%
All Other category	(6,869)	(10,373)	3,504	33.8%
Total	$39,917	$7,145	$32,772	458.7%

Met segment operations. Adjusted EBITDA increased $29.3 million, or 167.1%, for the three months ended June 30, 2021 compared to the prior year period. The increase in Adjusted EBITDA was primarily driven by increased coal margin and coal sales volumes.

All Other category. Adjusted EBITDA increased $3.5 million, or 33.8%, for the three months ended June 30, 2021 compared to the prior year period. The increase in Adjusted EBITDA was primarily driven by decreases in cost of coal sales and increases in coal realization per ton, partially offset by a decrease in tons sold.

Discontinued Operations
The former NAPP operations results of operations and financial position are reported as discontinued operations in the Condensed Consolidated Financial Statements. Refer to Note 2 for further information on discontinued operations. The following tables summarize certain financial information relating to the discontinued operating results which are reported within the All Other category that have been derived from our Condensed Consolidated Financial Statements for the three months ended June 30, 2020:

(In thousands, except for per ton data)	Three Months Ended June 30, 2020 (2)
Coal revenues	$57,499
Less: Freight and handling fulfillment revenues	(5,492)
Non-GAAP Coal revenues	$52,007
Tons sold	1,294
Non-GAAP Coal sales realization per ton	$40.19

Cost of coal sales (exclusive of items shown separately below)	$47,843
Depreciation, depletion and amortization - production (1)	2,193
Accretion on asset retirement obligations	735
Amortization of acquired intangibles, net	215
Total Cost of coal sales	$50,986
Less: Freight and handling costs	(5,492)
Less: Depreciation, depletion and amortization - production (1)	(2,193)
Less: Accretion on asset retirement obligations	(735)
Less: Amortization of acquired intangibles, net	(215)
Less: Idled and closed mine costs	56
Non-GAAP Cost of coal sales	$42,407
Tons sold	1,294
Non-GAAP Cost of coal sales per ton	$32.77
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.
(2) Includes minor residual activity related to our former Powder River Basin (“PRB”) operations.

(In thousands, except for per ton data)	Three Months Ended June 30, 2020 (2)
Coal revenues	$57,499
Less: Total Cost of coal sales (per table above)	(50,986)
GAAP Coal margin	$6,513
Tons sold	1,294
GAAP Coal margin per ton	$5.03

GAAP Coal margin	$6,513
Add: Depreciation, depletion and amortization - production (1)	2,193
Add: Accretion on asset retirement obligations	735
Add: Amortization of acquired intangibles, net	215
Add: Idled and closed mine costs	(56)
Non-GAAP Coal margin	$9,600
Tons sold	1,294
Non-GAAP Coal margin per ton	$7.42
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.
(2) Includes minor residual activity related to our former PRB operations.

Refer to Note 16 for disclosures on the Cumberland Back-to-Back Coal Supply Agreements.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Revenues

The following table summarizes information about our revenues during the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,		Increase (Decrease)
(In thousands, except for per ton data)	2021	2020	$ or Tons	%
Coal revenues	$778,910	$754,575	$24,335	3.2%
Other revenues	2,618	2,169	449	20.7%
Total revenues	$781,528	$756,744	$24,784	3.3%

Tons sold	8,087	7,802	285	3.7%

Coal revenues. Coal revenues increased $24.3 million, or 3.2%, for the six months ended June 30, 2021 compared to the prior year period. The increase was primarily due to an increase in tons sold relative to the prior year period. Refer to the additional sections below for further detail on coal revenues for the six months ended June 30, 2021 compared to the prior year period.

Cost and Expenses

The following table summarizes information about our costs and expenses during the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2021	2020	$	%
Cost of coal sales (exclusive of items shown separately below)	$694,191	$669,487	$24,704	3.7%
Depreciation, depletion and amortization	55,742	94,685	(38,943)	(41.1)%
Accretion on asset retirement obligations	13,296	13,208	88	0.7%
Amortization of acquired intangibles, net	6,422	2,392	4,030	168.5%
Asset impairment and restructuring	(561)	54,207	(54,768)	(101.0)%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	29,627	27,509	2,118	7.7%
Total other operating (income) loss:
Mark-to-market adjustment for acquisition-related obligations	6,333	(17,049)	23,382	137.1%
Other income	(4,833)	(713)	(4,120)	(577.8)%
Total costs and expenses	$800,217	$843,726	$(43,509)	(5.2)%

Cost of coal sales. Cost of coal sales increased $24.7 million, or 3.7%, for the six months ended June 30, 2021 compared to the prior year period. The increase was primarily driven by an increase in tons sold in the current period relative to the prior year period, increased supplies and maintenance expense, royalties and taxes, and salaries and wages expense, partially offset by decreased costs of purchased coal and inventory change during the current period.
Depreciation, depletion and amortization. Depreciation, depletion and amortization decreased $38.9 million, or 41.1%, for the six months ended June 30, 2021 compared to the prior year period. The decrease in depreciation, depletion and amortization was primarily due to asset disposals and asset impairments throughout the prior year.

Amortization of acquired intangibles, net. Amortization of acquired intangibles, net increased $4.0 million, or 168.5%, for the six months ended June 30, 2021 compared to the prior year period. The increase was primarily driven by the lower current period amortization related to below-market acquired coal supply agreements.

Asset impairment and restructuring. Asset impairment and restructuring decreased $54.8 million, or 101.0%, for the six months ended June 30, 2021 compared to the prior year period. For the six months ended June 30, 2021, asset impairment and restructuring includes long-lived asset impairment of $0.1 million and restructuring expense of ($0.6) million. For the six months ended June 30, 2020, asset impairment and restructuring includes long-lived asset impairment of $51.1 million and restructuring expense of $3.1 million. Refer to Note 8 for further information.

Selling, general and administrative. Selling, general and administrative expenses increased $2.1 million, or 7.7%, for the six months ended June 30, 2021 compared to the prior year period. This increase in expense was primarily related to increases of $2.9 million in incentive pay and $0.9 million in stock compensation expense, partially offset by decreases of $0.7 million in severance expense, $0.5 million in professional fees, and $0.4 million in wages and benefits expense.
Mark-to-market adjustment for acquisition-related obligations. The mark-to-market adjustment for acquisition-related obligations resulted in a decrease to income of $23.4 million for the six months ended June 30, 2021 compared to the prior year period. This decrease was related to the $6.3 million Contingent Revenue Obligation mark-to-market adjustment recorded during the six months ended June 30, 2021 due to changes in underlying fair value assumptions during the current period. Refer to Note 12 for Contingent Revenue Obligation fair value input assumptions.
Other income. Other income increased $4.1 million, or 577.8%, for the six months ended June 30, 2021 compared to the prior year period, primarily due to an increase in income on sale of assets in the current period.
Other (Expense) Income

The following table summarizes information about our other (expense) income during the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2021	2020	$	%
Other (expense) income:
Interest expense	$(35,952)	$(37,492)	$1,540	4.1%
Interest income	268	6,498	(6,230)	(95.9)%
Equity loss in affiliates	(518)	(1,790)	1,272	71.1%
Miscellaneous income (loss), net	3,613	(321)	3,934	1,225.5%
Total other expense, net	$(32,589)	$(33,105)	$516	1.6%

Interest income. Interest income decreased $6.2 million, or 95.9%, for the six months ended June 30, 2021 compared to the prior year period. The decrease was primarily due to the interest income recorded during the three months ended June 30, 2020 associated with the federal income tax interest receivable related to the net operating loss carryback claim. Refer to Note 16 for additional information on future federal income tax refunds.

Miscellaneous income (loss), net. Miscellaneous income (loss), net increased $3.9 million, or 1,225.5%, for the six months ended June 30, 2021 compared to the prior year period. The increase was primarily due to the net periodic benefit for pension obligations. Refer to Note 14 for additional information.

Income Tax (Expense) Benefit

The following table summarizes information about our income tax (expense) benefit during the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2021	2020	$	%
Income tax (expense) benefit	$(3)	$2,155	$(2,158)	(100.1)%

Income taxes. Income tax expense of $3 thousand was recorded for the six months ended June 30, 2021 on a loss from continuing operations before income taxes of $51.3 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to the increase in the valuation allowance.

Income tax benefit of $2.2 million was recorded for the six months ended June 30, 2020 on a loss from continuing operations before income taxes of $120.1 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to the increase in the valuation allowance and the recording of a discrete tax benefit related to the refundability of previously sequestered AMT Credits. Refer to Note 13 for additional information.

Non-GAAP Financial Measures

Included below are reconciliations of non-GAAP financial measures to GAAP financial measures.

The following tables summarize certain financial information relating to our coal operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$736,732	$42,178	$778,910
Less: Freight and handling fulfillment revenues	(124,340)	(486)	(124,826)
Non-GAAP Coal revenues	$612,392	$41,692	$654,084
Tons sold	7,405	682	8,087
Non-GAAP Coal sales realization per ton	$82.70	$61.13	$80.88

Cost of coal sales (exclusive of items shown separately below)	$657,134	$37,057	$694,191
Depreciation, depletion and amortization - production (1)	52,222	3,161	55,383
Accretion on asset retirement obligations	6,762	6,534	13,296
Amortization of acquired intangibles, net	6,686	(264)	6,422
Total Cost of coal sales	$722,804	$46,488	$769,292
Less: Freight and handling costs	(124,340)	(486)	(124,826)
Less: Depreciation, depletion and amortization - production (1)	(52,222)	(3,161)	(55,383)
Less: Accretion on asset retirement obligations	(6,762)	(6,534)	(13,296)
Less: Amortization of acquired intangibles, net	(6,686)	264	(6,422)
Less: Idled and closed mine costs	(8,393)	(7,288)	(15,681)
Non-GAAP Cost of coal sales	$524,401	$29,283	$553,684
Tons sold	7,405	682	8,087
Non-GAAP Cost of coal sales per ton	$70.82	$42.94	$68.47
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Six Months Ended June 30, 2021
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$736,732	$42,178	$778,910
Less: Total Cost of coal sales (per table above)	(722,804)	(46,488)	(769,292)
GAAP Coal margin	$13,928	$(4,310)	$9,618
Tons sold	7,405	682	8,087
GAAP Coal margin per ton	$1.88	$(6.32)	$1.19

GAAP Coal margin	$13,928	$(4,310)	$9,618
Add: Depreciation, depletion and amortization - production (1)	52,222	3,161	55,383
Add: Accretion on asset retirement obligations	6,762	6,534	13,296
Add: Amortization of acquired intangibles, net	6,686	(264)	6,422
Add: Idled and closed mine costs	8,393	7,288	15,681
Non-GAAP Coal margin	$87,991	$12,409	$100,400
Tons sold	7,405	682	8,087
Non-GAAP Coal margin per ton	$11.88	$18.20	$12.41
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Six Months Ended June 30, 2020
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$678,722	$75,853	$754,575
Less: Freight and handling fulfillment revenues	(108,516)	(8,377)	(116,893)
Non-GAAP Coal revenues	$570,206	$67,476	$637,682
Tons sold	6,531	1,271	7,802
Non-GAAP Coal sales realization per ton	$87.31	$53.09	$81.73

Cost of coal sales (exclusive of items shown separately below)	$590,324	$79,163	$669,487
Depreciation, depletion and amortization - production (1)	80,501	13,493	93,994
Accretion on asset retirement obligations	7,087	6,121	13,208
Amortization of acquired intangibles, net	5,340	(2,948)	2,392
Total Cost of coal sales	$683,252	$95,829	$779,081
Less: Freight and handling costs	(108,516)	(8,377)	(116,893)
Less: Depreciation, depletion and amortization - production (1)	(80,501)	(13,493)	(93,994)
Less: Accretion on asset retirement obligations	(7,087)	(6,121)	(13,208)
Less: Amortization of acquired intangibles, net	(5,340)	2,948	(2,392)
Less: Idled and closed mine costs	(8,063)	(8,323)	(16,386)
Non-GAAP Cost of coal sales	$473,745	$62,463	$536,208
Tons sold	6,531	1,271	7,802
Non-GAAP Cost of coal sales per ton	$72.54	$49.14	$68.73
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Six Months Ended June 30, 2020
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$678,722	$75,853	$754,575
Less: Total Cost of coal sales (per table above)	(683,252)	(95,829)	(779,081)
GAAP Coal margin	$(4,530)	$(19,976)	$(24,506)
Tons sold	6,531	1,271	7,802
GAAP Coal margin per ton	$(0.69)	$(15.72)	$(3.14)

GAAP Coal margin	$(4,530)	$(19,976)	$(24,506)
Add: Depreciation, depletion and amortization - production (1)	80,501	13,493	93,994
Add: Accretion on asset retirement obligations	7,087	6,121	13,208
Add: Amortization of acquired intangibles, net	5,340	(2,948)	2,392
Add: Idled and closed mine costs	8,063	8,323	16,386
Non-GAAP Coal margin	$96,461	$5,013	$101,474
Tons sold	6,531	1,271	7,802
Non-GAAP Coal margin per ton	$14.77	$3.94	$13.01
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Six Months Ended June 30,		Increase (Decrease)
(In thousands, except for per ton data)	2021	2020	$	%
Met segment operations:
Tons sold	7,405	6,531	874	13.4%
Non-GAAP Coal revenues	$612,392	$570,206	$42,186	7.4%
Non-GAAP Coal sales realization per ton	$82.70	$87.31	$(4.61)	(5.3)%

All Other category:
Tons sold	682	1,271	(589)	(46.3)%
Non-GAAP Coal revenues	$41,692	$67,476	$(25,784)	(38.2)%
Non-GAAP Coal sales realization per ton	$61.13	$53.09	$8.04	15.1%

Non-GAAP Coal revenues. Met segment operations non-GAAP coal revenues increased $42.2 million, or 7.4%, for the six months ended June 30, 2021 compared to the prior year period. The increase was primarily due to an increase in tons sold.

All Other category non-GAAP coal revenues decreased $25.8 million, or 38.2%, for the six months ended June 30, 2021 compared to the prior year period primarily due to a decrease in tons sold.

	Six Months Ended June 30,		Increase (Decrease)
(In thousands, except for per ton data)	2021	2020	$	%
Met segment operations:
Non-GAAP Cost of coal sales	$524,401	$473,745	$50,656	10.7%
Non-GAAP Cost of coal sales per ton	$70.82	$72.54	$(1.72)	(2.4)%
Non-GAAP Coal margin per ton	$11.88	$14.77	$(2.89)	(19.6)%

All Other category:
Non-GAAP Cost of coal sales	$29,283	$62,463	$(33,180)	(53.1)%
Non-GAAP Cost of coal sales per ton	$42.94	$49.14	$(6.20)	(12.6)%
Non-GAAP Coal margin per ton	$18.20	$3.94	$14.26	361.9%

Non-GAAP Cost of coal sales. Met segment operations non-GAAP cost of coal sales increased $50.7 million, or 10.7%, for the six months ended June 30, 2021 compared to the prior year period. The increase was primarily driven by an increase in tons sold in the current period relative to the prior year period, increased supplies and maintenance expense, royalties and taxes, and salaries and wages expense, partially offset by decreased costs of purchased coal and inventory change during the current period.

All Other category non-GAAP cost of coal sales decreased $33.2 million, or 53.1%, for the six months ended June 30, 2021 compared to the prior year period. The decrease was primarily driven by a decrease in tons sold, decreased supplies and maintenance expense and salaries and wages expense, partially offset by inventory change during the current period.

Our non-GAAP cost of coal sales includes purchased coal costs. In the following tables, we calculate Adjusted cost of produced coal sold as non-GAAP cost of coal sales less purchased coal costs.

	Six Months Ended June 30, 2021
(In thousands, except for per ton data)	Met	All Other	Consolidated
Non-GAAP Cost of coal sales	$524,401	$29,283	$553,684
Less: cost of purchased coal sold	(42,906)	—	(42,906)
Adjusted cost of produced coal sold	$481,495	$29,283	$510,778
Produced tons sold	6,921	682	7,603
Adjusted cost of produced coal sold per ton (1)	$69.57	$42.94	$67.18
(1) Cost of produced coal sold per ton for our operations is calculated as non-GAAP cost of produced coal sold divided by produced tons sold.

	Six Months Ended June 30, 2020
(In thousands, except for per ton data)	Met	All Other	Consolidated
Non-GAAP Cost of coal sales	$473,745	$62,463	$536,208
Less: cost of purchased coal sold	(53,266)	(902)	(54,168)
Adjusted cost of produced coal sold	$420,479	$61,561	$482,040
Produced tons sold	5,859	1,258	7,117
Adjusted cost of produced coal sold per ton (1)	$71.77	$48.94	$67.73
(1) Cost of produced coal sold per ton for our operations is calculated as non-GAAP cost of produced coal sold divided by produced tons sold.

Adjusted EBITDA

The following tables present a reconciliation of net loss to Adjusted EBITDA for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021
(In thousands)	Met	All Other	Consolidated
Net loss from continuing operations	$13,604	$(64,885)	$(51,281)
Interest expense	83	35,869	35,952
Interest income	(5)	(263)	(268)
Income tax expense	—	3	3
Depreciation, depletion and amortization	52,222	3,520	55,742
Non-cash stock compensation expense	16	3,147	3,163
Mark-to-market adjustment - acquisition-related obligations	—	6,333	6,333
Accretion on asset retirement obligations	6,762	6,534	13,296
Asset impairment and restructuring (1)	—	(561)	(561)
Amortization of acquired intangibles, net	6,686	(264)	6,422
Adjusted EBITDA	$79,368	$(10,567)	$68,801
(1) Refer to Note 8 for additional information on asset impairment and restructuring during the period.

	Six Months Ended June 30, 2020
(In thousands)	Met	All Other	Consolidated
Net loss from continuing operations	$(38,682)	$(79,250)	$(117,932)
Interest expense	(1,306)	38,798	37,492
Interest income	(61)	(6,437)	(6,498)
Income tax benefit	—	(2,155)	(2,155)
Depreciation, depletion and amortization	80,501	14,184	94,685
Non-cash stock compensation expense	305	2,817	3,122
Mark-to-market adjustment - acquisition-related obligations	—	(17,049)	(17,049)
Accretion on asset retirement obligations	7,087	6,121	13,208
Asset impairment and restructuring (1)	32,951	21,256	54,207
Management restructuring costs (2)	501	439	940
Loss on partial settlement of benefit obligations	—	1,230	1,230
Amortization of acquired intangibles, net	5,340	(2,948)	2,392
Adjusted EBITDA	$86,636	$(22,994)	$63,642
(1) Refer to Note 8 for additional information on asset impairment and restructuring during the period.
(2) Management restructuring costs are related to severance expense associated with senior management changes in the three months ended March 31, 2020.

The following table summarizes Adjusted EBITDA for our Met segment operations and All Other category:

	Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2021	2020	$	%
Adjusted EBITDA
Met operations	$79,368	$86,636	$(7,268)	(8.4)%
All Other	(10,567)	(22,994)	12,427	54.0%
Total	$68,801	$63,642	$5,159	8.1%

Met segment operations. Adjusted EBITDA decreased $7.3 million, or 8.4%, for the six months ended June 30, 2021 compared to the prior year period. The decrease in Adjusted EBITDA was primarily driven by decreased non-GAAP coal sales realization per ton of $4.61, or 5.3%, relative to the prior period, due to a weaker pricing environment as Australian hard coking coal indices remained weak throughout the first quarter of 2021, negatively impacting our Met segment export realization on contracts tied to Australian indices, partially offset by the improved pricing in the second quarter of 2021.

All Other category. Adjusted EBITDA increased $12.4 million, or 54.0%, for the six months ended June 30, 2021 compared to the prior year period. The increase in Adjusted EBITDA was primarily driven by decreases in cost of coal sales and increases in sales realization per ton, partially offset by a decrease in tons sold.

Discontinued Operations
The former NAPP operations results of operations and financial position are reported as discontinued operations in the Condensed Consolidated Financial Statements. Refer to Note 2 for further information on discontinued operations. The following tables summarize certain financial information relating to the discontinued operating results which are reported within the All Other category that have been derived from our Condensed Consolidated Financial Statements for the six months ended June 30, 2020:

(In thousands, except for per ton data)	Six Months Ended June 30, 2020 (2)
Coal revenues	$124,406
Less: Freight and handling fulfillment revenues	(7,838)
Non-GAAP Coal revenues	$116,568
Tons sold	2,802
Non-GAAP Coal sales realization per ton	$41.60

Cost of coal sales (exclusive of items shown separately below)	$110,265
Depreciation, depletion and amortization - production (1)	9,042
Accretion on asset retirement obligations	1,471
Amortization of acquired intangibles, net	569
Total Cost of coal sales	$121,347
Less: Freight and handling costs	(7,838)
Less: Depreciation, depletion and amortization - production (1)	(9,042)
Less: Accretion on asset retirement obligations	(1,471)
Less: Amortization of acquired intangibles, net	(569)
Less: Idled and closed mine costs	(1,481)
Non-GAAP Cost of coal sales	$100,946
Tons sold	2,802
Non-GAAP Cost of coal sales per ton	$36.03
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.
(2) Includes minor residual activity related to our former PRB operations.

(In thousands, except for per ton data)	Six Months Ended June 30, 2020 (2)
Coal revenues	$124,406
Less: Total Cost of coal sales (per table above)	(121,347)
GAAP Coal margin	$3,059
Tons sold	2,802
GAAP Coal margin per ton	$1.09

GAAP Coal margin	$3,059
Add: Depreciation, depletion and amortization - production (1)	9,042
Add: Accretion on asset retirement obligations	1,471
Add: Amortization of acquired intangibles, net	569
Add: Idled and closed mine costs	1,481
Non-GAAP Coal margin	$15,622
Tons sold	2,802
Non-GAAP Coal margin per ton	$5.58
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
We believe that cash on hand, cash generated from our operations, and expected tax refunds will be sufficient to meet our working capital requirements, anticipated capital expenditures, debt service requirements, acquisition-related obligations, and reclamation obligations for the next 12 months. We rely on a number of assumptions in budgeting for our future activities. These include the costs for mine development to sustain capacity of our operating mines, our cash flows from operations, effects of regulation and taxes by governmental agencies, mining technology improvements and reclamation costs. These assumptions are inherently subject to significant business, political, economic, regulatory, environmental and competitive uncertainties, contingencies and risks, all of which are difficult to predict and many of which are beyond our control. Increased scrutiny of ESG matters specific to the coal sector could negatively influence our ability to raise capital in the future and result in a reduced number of surety and insurance providers. We may need to raise additional funds if market conditions deteriorate, and we may not be able to do so in a timely fashion, on terms acceptable to us, or at all; or one or more of our assumptions prove to be incorrect or if we choose to expand our acquisition, exploration, appraisal, or development efforts or any other activity more rapidly than we presently anticipate. Additionally, we may elect to raise additional funds before we need them if the conditions for raising capital are favorable. We may seek to sell equity or debt securities or obtain additional bank credit facilities. The sale of equity securities could result in dilution to our stockholders. The incurrence of additional indebtedness could result in increased fixed obligations and additional covenants that could restrict our operations.

Liquidity and Cash Collateral

At June 30, 2021, we had total liquidity of $132.3 million, including cash and cash equivalents of $72.3 million and $60.0 million of unused commitments available under the Amended and Restated Asset-Based Revolving Credit Agreement (the “ABL Facility”), subject to limitations described therein. Availability under the ABL Facility is calculated on a monthly basis and fluctuates based on qualifying amounts of coal inventory and trade accounts receivable (the “Borrowing Base”) and the facility's covenant limitations related to our Fixed Charge Coverage Ratio (refer to Analysis of Material Debt Covenants below). In accordance with terms of the ABL Facility, we may be required to cash collateralize the ABL Facility to the extent outstanding borrowings and letters of credit under the ABL Facility exceed the Borrowing Base after considering covenant limitations.

To secure our obligations under certain worker’s compensation, black lung and reclamation-related obligations and financial payments and other performance obligations, we are required to provide cash collateral. At June 30, 2021, we had cash collateral in the amounts of $92.8 million, $31.4 million, and $6.8 million classified as long-term restricted cash, long-term restricted investments, and long-term deposits, respectively, on our Condensed Consolidated Balance Sheets. Future regulatory changes relating to these obligations could result in increased obligations, additional costs, or additional collateral requirements which could require greater use of alternative sources of funding for this purpose, which would reduce our liquidity. Refer to the DCMWC Reauthorization Process section below for information related to the new authorization process for self-insured coal mine operators being implemented by the U.S. Department of Labor (Division of Coal Mine Workers’ Compensation). Additionally, as of June 30, 2021, we had $3.8 million of short-term restricted cash held in escrow related to our contingent revenue obligation. Refer to Note 10 for further information regarding the contingent revenue obligation.

On July 26, 2021, we repaid in full the West Virginia allocation of the Lexington Coal Company note payable (“LCC Note Payable”) in the amount of $21.2 million. The final $7.7 million payment was originally due in July of 2022, but we negotiated the return of $14.0 million of surety collateral in exchange for early repayment, which allowed us to eliminate that portion of the debt a year early and at a lower net cash outflow than was previously expected in 2021. $2.3 million remains on the Kentucky allocation of the LCC Note Payable, which the Company expects will be paid in July of 2022.

Business Updates

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

The COVID-19 pandemic has had negative impacts on our business, results of operations, financial condition, and cash flows. The full extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on various developments, including the duration and spread of the outbreak, its impact on our customers and suppliers and the range of governmental and community reactions to the pandemic, which are still uncertain and still cannot be fully predicted.

We continually strive to enhance our capital structure and financial flexibility and reduce cash outflows from operations. As future opportunities arise, we will consider the possibility of refinancing, repayment or repurchase of outstanding debt and amendment of our credit facilities, and may consider the sale of other assets or businesses, and such other measures as we believe circumstances warrant. We may decide to pursue or not pursue these opportunities at any time. Access to additional funds from liquidity-generating transactions or other sources of external financing is subject to market conditions and certain limitations, including our credit rating and covenant restrictions in our credit facilities.

Income Taxes

As of June 30, 2021, we had recorded $64.2 million of current federal income tax receivable and associated interest receivable of $5.4 million related to an NOL carryback claim. Refer to Note 13 for further income taxes disclosures.

Pension Plans

As a result of the recent funding relief granted under the American Rescue Plan Act, estimated contributions requirements to the pension plans were reduced relative to our previous estimates. We expect to contribute $7.7 million to the pension plans in the remainder of 2021. Refer to Note 14 for further disclosures related to this obligation.

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

The reauthorization process provided us with the right to appeal the security determination in writing within 30 days of the date of the notification, which appeal period the DCMWC agreed to extend to May 22, 2020, and we exercised this right of appeal. We strongly disagree with the DCMWC’s substantially higher collateral determination and the methodology through which the calculation was derived. However, there has been no substantive activity under the appeal since its filing. In February 2021, the U.S. Department of Labor withdrew its Federal Register notice seeking comments on its bulletin describing its new method of calculating collateral requirements. The Department removed the bulletin from its website in May 2021. If our appeal is unsuccessful, we may be required to provide additional letters of credit in order to receive self-insurance reauthorization from the DCMWC or insure these black lung obligations through a third party provider, which would likely also require us to provide collateral. Either of these outcomes would significantly reduce our liquidity.

Cash Flows

Cash, cash equivalents, and restricted cash decreased by $75.7 million and increased by $4.4 million over the six months ended June 30, 2021 and 2020, respectively. The net change in cash, cash equivalents, and restricted cash was attributable to the following:

	Six Months Ended June 30,
	2021	2020
Cash flows (in thousands):
Net cash (used in) provided by operating activities	$(25,451)	$78,938
Net cash used in investing activities	(40,802)	(100,128)
Net cash (used in) provided by financing activities	(9,429)	25,598
Net (decrease) increase in cash and cash equivalents and restricted cash	$(75,682)	$4,408

Operating Activities

Net cash flows (used in) provided by operating activities consist of net loss adjusted for non-cash items. Net cash used in operating activities for the six months ended June 30, 2021 was $25.5 million and was primarily attributable to net loss of $51.9 million adjusted for depreciation, depletion and amortization of $55.7 million, accretion on asset retirement obligations of $13.3 million, amortization of debt issuance costs and accretion of debt discount of $6.5 million, amortization of acquired intangibles, net of $6.4 million, and mark-to-market adjustment for acquisition-related obligations of $6.3 million, more than offset by the change in our operating assets and liabilities of $66.3 million.

Net cash provided by operating activities for the six months ended June 30, 2020 was $78.9 million and was primarily attributable to net loss of $278.1 million adjusted for asset impairment and restructuring of $217.9 million, depreciation, depletion and amortization of $103.7 million, deferred income taxes of $33.0 million, and accretion on asset retirement obligations of $14.7 million, partially offset by the change in our operating assets and liabilities of $22.7 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2021 was $40.8 million, primarily driven by capital expenditures of $38.0 million and purchases of investment securities of $15.5 million, partially offset by maturity of investment securities of $7.8 million and proceeds on disposal of assets of $6.8 million.

Net cash used in investing activities for the six months ended June 30, 2020 was $100.1 million, primarily driven by capital expenditures of $91.1 million and purchases of investment securities of $18.6 million, partially offset by maturity of investment securities of $10.7 million.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2021 was $9.4 million, primarily attributable to principal repayments of debt of $6.2 million.

Net cash provided by financing activities for the six months ended June 30, 2020 was $25.6 million, primarily attributable to proceeds from borrowings on debt of $57.5 million, partially offset by principal repayments of debt of $29.6 million.

Long-Term Debt

Refer to Note 9 for additional disclosures on long-term debt.

Analysis of Material Debt Covenants

We are in compliance with all covenants under the Credit Agreement and the Amended and Restated Asset-Based Revolving Credit Agreement, as of June 30, 2021. A breach of the covenants in the Credit Agreement or the Amended and Restated Asset-Based Revolving Credit Agreement could result in a default under the terms of such agreement, and the respective lenders could then elect to declare all amounts borrowed due and payable.

Pursuant to the Amended and Restated Asset-Based Revolving Credit Agreement, during any Liquidity Period (capitalized terms as defined in the Amended and Restated Asset-Based Revolving Credit Agreement), our Fixed Charge Coverage Ratio cannot be less than 1.0 as of the last day of any Test Period, commencing with the Test Period ended immediately preceding the commencement of such Liquidity Period. The Fixed Charge Coverage Ratio is calculated as (a) Consolidated EBITDA of the Company and its Restricted Subsidiaries for such period, minus non-financed Capital Expenditures (including Capital Expenditures financed with the proceeds of any Loans) paid or payable currently in cash by the Company or any of its Subsidiaries for such period to (b) the Fixed Charges of the Company and its Restricted Subsidiaries during such period. As of June 30, 2021, we were not in a Liquidity Period.

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

Our contractual obligations relating to transportation commitments increased during the six months ended June 30, 2021 primarily as a result of new agreements during the period. Additionally, our contractual obligations relating to coal purchase commitments decreased during the six months ended June 30, 2021 primarily as a result of fewer coal purchase agreements in the current period compared to the prior year period. The table below reflects these obligations as of June 30, 2021:

(in thousands)	Remainder of 2021	2022	2023	2024	2025	After 2025	Total
Transportation commitments	$—	$32,940	$—	$—	$—	$—	$32,940
Coal purchase commitments (1)	$33,477	$—	$—	$—	$—	$—	$33,477
(1) Includes an estimated $3.2 million related to contractually committed fixed priced tons from vendors with historical performance resulting in less than 20% of the committed tonnage being delivered.

We expect to spend between $88.0 million and $98.0 million on capital expenditures during 2021.

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
Our critical accounting policies are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020. Our critical accounting policies remain unchanged at June 30, 2021. Refer to Note 1 for disclosures related to new accounting policies adopted.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of June 30, 2021. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of June 30, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information about shares of common stock that were repurchased during the second quarter of 2021.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (2),(3)
April 1, 2021 through April 30, 2021	—	$—	—	$67,552
May 1, 2021 through May 31, 2021	—	$—	—	$67,552
June 1, 2021 through June 30, 2021	—	$—	—	$67,552
	—		—	$67,522
(1) Represents common shares repurchased from employees to satisfy the employees’ statutory tax withholdings upon the vesting of stock grants. Shares that are repurchased to satisfy the employees’ statutory tax withholdings are recorded in treasury stock at cost.
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

ALPHA METALLURGICAL RESOURCES, INC.
Date: August 6, 2021	By:	/s/ Charles Andrew Eidson
	Name:	Charles Andrew Eidson
	Title:	President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
3.1
Second Amended and Restated Certificate of Incorporation of Contura Energy, Inc. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

3.2
Third Amended and Restated Bylaws of Contura Energy, Inc. (Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Contura Energy, Inc. (File No. 001-38735) filed on March 18, 2020)

10.1
Amendment, effective June 30, 2021, by and between Alpha Metallurgical Resources, Inc. and David J. Stetson, to the Amended and Restated Employment Agreement, dated as of January 26, 2021, between Contura Energy, Inc. (now known as Alpha Metallurgical Resources, Inc.) and David J. Stetson, filed on July 7, 2021 as Exhibit 10.1 to the Registrants Current Report on Form 8-K and incorporated herein by reference.

31*	Certifications Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32**	Certifications Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002
95*	Mine Safety Disclosure Exhibit
101*
The following financial information from Alpha Metallurgical Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
** Furnished herewith