Form 10-Q
period 2021-09-30
Alpha Metallurgical Resources, Inc.
filed 2021-11-05
CIK 1704715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes   ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AMR	New York Stock Exchange

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of October 31, 2021: 18,400,443

	Cautionary Note Regarding Forward Looking Statements	4

	Part I - Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and September 30, 2020 (Unaudited)	6
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2021 and September 30, 2020 (Unaudited)	8
	Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 (Unaudited)	9
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and September 30, 2020 (Unaudited)	11
	Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2021 and September 30, 2020 (Unaudited)	13
	Notes to Condensed Consolidated Financial Statements (Unaudited)	15
	(1) Business and Basis of Presentation	15
	(2) Discontinued Operations	17
	(3) Revenue	18
	(4) Accumulated Other Comprehensive Loss	19
	(5) Net Income (Loss) Per Share	19
	(6) Inventories, net	21
	(7) Asset Impairment and Restructuring	21
	(8) Accrued Expenses and Other Current Liabilities	24
	(9) Long-Term Debt	24
	(10) Acquisition-Related Obligations	25
	(11) Asset Retirement Obligations	26
	(12) Fair Value of Financial Instruments and Fair Value Measurements	26
	(13) Income Taxes	29
	(14) Employee Benefit Plans	30
	(15) Related Party Transactions	30
	(16) Commitments and Contingencies	31
	(17) Segment Information	33
	Glossary	37
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
	Results of Operations	41
	Liquidity and Capital Resources	58
	Contractual Obligations	61
	Critical Accounting Policies and Estimates	62
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	62
Item 4.	Controls and Procedures	62

	Part II - Other Information
Item 1.	Legal Proceedings	63
Item 1A.	Risk Factors	63
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	63
Item 4.	Mine Safety Disclosures	64
Item 6.	Exhibits	64

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
•changes in the ownership of our equity may significantly further reduce the annual amount of the net operating loss and other carryforwards available to be utilized;
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

Part I - Financial Information

Item 1. Financial Statements

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Coal revenues	$647,129	$335,189	$1,426,039	$1,089,764
Other revenues	1,712	403	4,330	2,572
Total revenues	648,841	335,592	1,430,369	1,092,336
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	488,169	309,693	1,182,360	979,180
Depreciation, depletion and amortization	24,519	49,236	80,261	143,921
Accretion on asset retirement obligations	6,674	6,737	19,970	19,945
Amortization of acquired intangibles, net	2,980	2,074	9,402	4,466
Asset impairment and restructuring	—	(226)	(561)	53,981
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	15,264	14,501	44,891	42,010
Total other operating loss (income):
Mark-to-market adjustment for acquisition-related obligations	11,676	3,624	18,009	(13,425)
Other income	(457)	(1,310)	(5,290)	(2,023)
Total costs and expenses	548,825	384,329	1,349,042	1,228,055
Income (loss) from operations	100,016	(48,737)	81,327	(135,719)
Other (expense) income:
Interest expense	(17,338)	(18,746)	(53,290)	(56,238)
Interest income	54	376	322	6,874
Equity loss in affiliates	(643)	(1,295)	(1,161)	(3,085)
Miscellaneous income (loss), net	1,812	(131)	5,425	(452)
Total other expense, net	(16,115)	(19,796)	(48,704)	(52,901)
Income (loss) from continuing operations before income taxes	83,901	(68,533)	32,623	(188,620)
Income tax (expense) benefit	(208)	45	(211)	2,200
Net income (loss) from continuing operations	83,693	(68,488)	32,412	(186,420)
Discontinued operations:
Loss from discontinued operations before income taxes	(429)	(149)	(1,067)	(160,326)
Loss from discontinued operations	(429)	(149)	(1,067)	(160,326)
Net income (loss)	$83,264	$(68,637)	$31,345	$(346,746)

Basic income (loss) per common share:
Income (loss) from continuing operations	$4.54	$(3.74)	$1.76	$(10.19)
Loss from discontinued operations	(0.03)	(0.01)	(0.06)	(8.77)
Net income (loss)	$4.51	$(3.75)	$1.70	$(18.96)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$4.43	$(3.74)	$1.73	$(10.19)
Loss from discontinued operations	(0.03)	(0.01)	(0.06)	(8.77)
Net income (loss)	$4.40	$(3.75)	$1.67	$(18.96)

Weighted average shares – basic	18,445,709	18,319,947	18,426,639	18,290,346
Weighted average shares – diluted	18,913,352	18,319,947	18,783,643	18,290,346

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$83,264	$(68,637)	$31,345	$(346,746)
Other comprehensive income (loss), net of tax:
Employee benefit plans:
Amortization of and adjustments to employee benefit costs	$1,413	$1,133	$13,077	$(9,998)
Income tax expense	—	—	—	—
Total other comprehensive income (loss), net of tax	$1,413	$1,133	$13,077	$(9,998)
Total comprehensive income (loss)	$84,677	$(67,504)	$44,422	$(356,744)
Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$78,283	$139,227
Trade accounts receivable, net of allowance for doubtful accounts of $325 and $293 as of September 30, 2021 and December 31, 2020	335,287	145,670
Inventories, net	124,534	108,051
Prepaid expenses and other current assets	31,723	106,252
Current assets - discontinued operations	1,391	10,935
Total current assets	571,218	510,135
Property, plant, and equipment, net of accumulated depreciation and amortization of $436,205 and $382,423 as of September 30, 2021 and December 31, 2020	356,305	363,620
Owned and leased mineral rights, net of accumulated depletion and amortization of $48,968 and $35,143 as of September 30, 2021 and December 31, 2020	449,901	463,250
Other acquired intangibles, net of accumulated amortization of $31,349 and $25,700 as of September 30, 2021 and December 31, 2020	78,547	88,196
Long-term restricted cash	84,001	96,033
Other non-current assets	126,502	149,382
Non-current assets - discontinued operations	9,477	9,473
Total assets	$1,675,951	$1,680,089
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$7,976	$28,830
Trade accounts payable	90,335	58,413
Acquisition-related obligations – current	26,266	19,099
Accrued expenses and other current liabilities	160,732	140,406
Current liabilities - discontinued operations	7,095	12,306
Total current liabilities	292,404	259,054
Long-term debt	497,191	553,697
Acquisition-related obligations - long-term	18,966	20,768
Workers’ compensation and black lung obligations	228,858	230,081
Pension obligations	191,888	218,671
Asset retirement obligations	141,925	140,074
Deferred income taxes	479	480
Other non-current liabilities	29,403	28,072
Non-current liabilities - discontinued operations	26,740	29,090
Total liabilities	1,427,854	1,479,987
Commitments and Contingencies (Note 16)
Stockholders’ Equity
Preferred stock - par value $0.01, 5.0 million shares authorized, none issued	—	—
Common stock - par value $0.01, 50.0 million shares authorized, 20.8 million issued and 18.4 million outstanding at September 30, 2021 and 20.6 million issued and 18.3 million outstanding at December 31, 2020	208	206
Additional paid-in capital	783,781	779,424
Accumulated other comprehensive loss	(98,908)	(111,985)
Treasury stock, at cost: 2.4 million shares at September 30, 2021 and 2.3 million shares at December 31, 2020	(107,800)	(107,014)

Accumulated deficit	(329,184)	(360,529)
Total stockholders’ equity	248,097	200,102
Total liabilities and stockholders’ equity	$1,675,951	$1,680,089

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net income (loss)	$31,345	$(346,746)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	80,261	154,466
Amortization of acquired intangibles, net	9,402	5,180
Accretion of acquisition-related obligations discount	1,004	2,882
Amortization of debt issuance costs and accretion of debt discount	9,351	11,087
Mark-to-market adjustment for acquisition-related obligations	18,009	(13,425)
Gain on disposal of assets	(5,342)	(2,179)
Asset impairment and restructuring	(561)	221,453
Accretion on asset retirement obligations	19,970	23,806
Employee benefit plans, net	6,685	15,135
Deferred income taxes	(1)	33,011
Stock-based compensation	4,351	4,200
Equity loss in affiliates	1,161	3,085
Other, net	(4,381)	(5,356)
Changes in operating assets and liabilities	(100,681)	(33,566)
Net cash provided by operating activities	70,573	73,033
Investing activities:
Capital expenditures	(60,386)	(118,896)
Proceeds on disposal of assets	7,471	3,131
Purchases of investment securities	(15,474)	(18,618)
Maturity of investment securities	10,508	12,678
Capital contributions to equity affiliates	(4,473)	(3,196)
Other, net	52	68
Net cash used in investing activities	(62,302)	(124,833)
Financing activities:
Proceeds from borrowings on long-term debt	—	57,500
Repurchases of long-term debt	(18,415)	—
Principal repayments of long-term debt	(61,869)	(58,315)
Principal repayments of financing lease obligations	(1,527)	(2,291)
Debt issuance costs	(319)	—
Common stock repurchases and related expenses	(786)	(171)
Net cash used in financing activities	(82,916)	(3,277)
Net decrease in cash and cash equivalents and restricted cash	(74,645)	(55,077)
Cash and cash equivalents and restricted cash at beginning of period	244,571	347,680
Cash and cash equivalents and restricted cash at end of period	$169,926	$292,603
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	As of September 30,
	2021	2020
Cash and cash equivalents	$78,283	$161,434
Short-term restricted cash (included in prepaid expenses and other current assets)	7,642	7,104
Long-term restricted cash	84,001	124,065
Total cash and cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$169,926	$292,603

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Retained Earnings (Deficit)	Total Stockholders’ Equity
Balances, December 31, 2019	$205	$775,707	$(58,616)	$(107,984)	$86,810	$696,122
Net loss	—	—	—	—	(39,808)	(39,808)
Credit losses cumulative-effect adjustment	—	—	—	—	(440)	(440)
Other comprehensive loss, net	—	—	(4,010)	—	—	(4,010)
Stock-based compensation and net issuance of common stock for share vesting	—	900	—	—	—	900
Common stock reissuances, repurchases and related expenses	—	—	—	1,071	—	1,071
Balances, March 31, 2020	$205	$776,607	$(62,626)	$(106,913)	$46,562	$653,835
Net loss	—	—	—	—	(238,301)	(238,301)
Other comprehensive loss, net	—	—	(7,121)	—	—	(7,121)
Stock-based compensation and net issuance of common stock for share vesting	1	1,043	—	—	—	1,044
Common stock repurchases and related expenses	—	—	—	(42)	—	(42)
Balances, June 30, 2020	$206	$777,650	$(69,747)	$(106,955)	$(191,739)	$409,415
Net loss	—	—	—	—	(68,637)	(68,637)
Other comprehensive income, net	—	—	1,133	—	—	1,133
Stock-based compensation and net issuance of common stock for share vesting	—	1,078	—	—	—	1,078
Common stock repurchases and related expenses	—	—	—	(21)	—	(21)
Balances, September 30, 2020	$206	$778,728	$(68,614)	$(106,976)	$(260,376)	$342,968

Balances, December 31, 2020	$206	$779,424	$(111,985)	$(107,014)	$(360,529)	$200,102
Net loss	—	—	—	—	(32,928)	(32,928)
Other comprehensive income, net	—	—	1,484	—	—	1,484
Stock-based compensation and net issuance of common stock for share vesting	1	2,182	—	—	—	2,183
Common stock repurchases and related expenses	—	—	—	(680)	—	(680)
Balances, March 31, 2021	$207	$781,606	$(110,501)	$(107,694)	$(393,457)	$170,161
Net loss	—	—	—	—	(18,991)	(18,991)
Other comprehensive income, net	—	—	10,180	—	—	10,180
Stock-based compensation and net issuance of common stock for share vesting	1	980	—	—	—	981
Balances, June 30, 2021	$208	$782,586	$(100,321)	$(107,694)	$(412,448)	$162,331
Net income	—	—	—	—	83,264	83,264
Other comprehensive income, net	—	—	1,413	—	—	1,413
Stock-based compensation and net issuance of common stock for share vesting	—	1,189	—	—	—	1,189

Common stock repurchases and related expenses	—	—	—	(106)	—	(106)
Warrant exercises	—	6	—	—	—	6
Balances, September 30, 2021	$208	$783,781	$(98,908)	$(107,800)	$(329,184)	$248,097
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
The Condensed Consolidated Financial Statements include all wholly-owned subsidiaries’ results of operations for the three and nine months ended September 30, 2021 and 2020. All significant intercompany transactions have been eliminated in consolidation.

The accompanying interim Condensed Consolidated Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP as long as the financial statements are not misleading. In the opinion of management, these interim Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or any other period. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Reclassifications

Certain amounts in the prior year Condensed Consolidated Statements of Cash Flows have been reclassified to conform to the current year presentation.
Liquidity Risks and Uncertainties

The Company believes it will have sufficient liquidity to meet its working capital requirements, anticipated capital expenditures, debt service requirements, acquisition-related obligations, and reclamation obligations for the 12 months subsequent to the issuance of these financial statements. However, the Company may need to raise additional funds if market conditions deteriorate and may not be able to do so in a timely fashion, or at all. The Company relies on a number of assumptions in budgeting for future activities. These include the costs for mine development to sustain capacity of its operating mines, cash flows from operations, effects of regulation and taxes by governmental agencies, mining technology improvements and reclamation costs. These assumptions are inherently subject to significant business, political, economic, regulatory, environmental and competitive uncertainties, pending and existing climate-related initiatives, contingencies and risks, all of which are difficult to predict and many of which are beyond the Company’s control. Therefore, the Company’s cash on hand and from future operations will be subject to any significant changes in these assumptions.

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

Recently Adopted Accounting Guidance

Presentation of Financial Statements: In August 2021, the FASB issued ASU 2021-06, Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946) (“ASU 2021-06”). This update amends certain SEC paragraphs from the Codification in response to the issuance of SEC Final Rule Nos. 33-10786, Amendments to Financial Disclosures About Acquired and Disposed Businesses, and 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. For all entities, the update is effective immediately. The Company adopted ASU 2021-06 during the third quarter of 2021. The adoption of this ASU did not have a material impact on the Company's Condensed Consolidated Financial Statements and related disclosures.

Leases: In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842) Lessors—Certain Leases with Variable Lease Payments (“ASU 2021-05”). The amendments in this update affect lessors with lease contracts that (1) have variable lease payments that do not depend on a reference index or a rate (“variable payments”) and (2) would have resulted in the recognition of a selling loss at lease commencement if classified as sales-type or direct financing. The amendments in this update address stakeholders’ concerns by amending the lease classification requirements for lessors to align them with practice under Topic 840 by requiring a lessor to classify a lease with variable payments as an operating lease on the commencement date of the lease if specified criteria are met. The amendments are effective for fiscal years beginning after December 15, 2021, for all entities, and interim periods within those fiscal years for public business entities with early application permitted. The Company adopted ASU 2021-05 during the third quarter of 2021. The adoption of this ASU did not have a material impact on the Company's Condensed Consolidated Financial Statements and related disclosures.

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

On December 10, 2020, the Company closed on a transaction to sell its thermal coal mining operations located in Pennsylvania consisting primarily of its Cumberland mining complex and related property to a third party purchaser, Iron Senergy Holdings, LLC (“Iron Senergy”). The mining permits associated with the Cumberland operations were obtained by Iron Senergy at closing. During the second quarter of 2021, nearly all of the Company’s remaining surety bonds were released and Iron Senergy’s replacement bonds were accepted through the administrative process with only $30 remaining as of September 30, 2021, which are expected to be released in the short-term.

Major Financial Statement Components of Discontinued Operations

The loss from discontinued operations before income taxes for the three and nine months ended September 30, 2021 was $429 and $1,067, respectively. The major components of loss from discontinued operations before income taxes in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 are as follows:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020 (1)
Revenues:
Total revenues	$65,100	$190,654
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	57,398	167,663
Depreciation, depletion and amortization	1,503	10,545
Accretion on asset retirement obligations	2,390	3,861
Selling, general and administrative expenses (2)	186	1,573
Asset impairment and restructuring (3)	3,797	167,472
Other non-major income items, net	(25)	(134)
Loss from discontinued operations before income taxes	$(149)	$(160,326)
(1) Includes minor residual activity related to the Company’s former Powder River Basin (“PRB”) operations.
(2) Represents professional and legal fees.
(3) Refer to Note 7 for additional information on asset impairment and restructuring during the periods.

Refer to the Condensed Consolidated Statements of Operations and Note 5 for loss per share information related to discontinued operations.

The major components of assets and liabilities that are classified as discontinued operations in the Condensed Consolidated Balance Sheets are as follows:

	September 30, 2021	December 31, 2020
Assets:
Trade accounts receivable, net of allowance for doubtful accounts	$—	$7,504
Prepaid expenses and other current assets	$1,391	$3,431
Other non-current assets (1)	$9,477	$9,473

Liabilities:
Trade accounts payable, accrued expenses and other current liabilities	$7,095	$12,306
Workers’ compensation and black lung obligations, non-current	$25,449	$27,799
Other non-current liabilities	$1,291	$1,291

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
(1) Primarily comprised of workers’ compensation insurance receivable and long-term restricted investments collateralizing workers’ compensation obligations.

The major components of cash flows related to discontinued operations are as follows:

Nine Months Ended September 30, 2020
Depreciation, depletion and amortization	$10,545
Capital expenditures	$28,468
Other significant operating non-cash items related to discontinued operations:
Accretion on asset retirement obligations	$3,861
Asset impairment and restructuring	$167,472

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

	Three Months Ended September 30, 2021
	Met Coal	Thermal Coal	Total
Export coal revenues	$503,566	$13,311	$516,877
Domestic coal revenues	92,115	38,137	130,252
Total coal revenues	$595,681	$51,448	$647,129

	Three Months Ended September 30, 2020
	Met Coal	Thermal Coal	Total
Export coal revenues	$198,869	$6,707	$205,576
Domestic coal revenues	84,675	44,938	129,613
Total coal revenues	$283,544	$51,645	$335,189

	Nine Months Ended September 30, 2021
	Met	Thermal	Total
Export coal revenues	$996,642	$20,035	$1,016,677
Domestic coal revenues	297,592	111,770	409,362
Total coal revenues	$1,294,234	$131,805	$1,426,039

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Nine Months Ended September 30, 2020
	Met	Thermal	Total
Export coal revenues	$673,233	$24,459	$697,692
Domestic coal revenues	282,266	109,806	392,072
Total coal revenues	$955,499	$134,265	$1,089,764

Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied as of September 30, 2021:

	Remainder of 2021	2022	2023	2024	2025	Total
Estimated coal revenues	$35,932	$53,500	$10,413	$—	$—	$99,845

(4) Accumulated Other Comprehensive Loss
The following tables summarize the changes to accumulated other comprehensive loss during the nine months ended September 30, 2021 and 2020:

	Balance January 1, 2021	Other comprehensive income before reclassifications	Amounts reclassified from accumulated other comprehensive loss	Balance September 30, 2021
Employee benefit costs	$(111,985)	$8,838	$4,239	$(98,908)

	Balance January 1, 2020	Other comprehensive loss before reclassifications	Amounts reclassified from accumulated other comprehensive loss	Balance September 30, 2020
Employee benefit costs	$(58,616)	$(14,154)	$4,156	$(68,614)

The following table summarizes the amounts reclassified from accumulated other comprehensive loss and the Condensed Consolidated Statements of Operations line items affected by the reclassification during the three and nine months ended September 30, 2021 and 2020:

Details about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss				Affected line item in the Condensed Consolidated Statements of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Employee benefit costs:
Amortization of net actuarial loss (1)	$1,413	$1,101	$4,239	$2,829	Miscellaneous income (loss), net
Settlement (1)	—	32	—	1,327	Miscellaneous income (loss), net
Total before income tax	$1,413	$1,133	$4,239	$4,156
Income tax	—	—	—	—	Income tax (expense) benefit
Total, net of income tax	$1,413	$1,133	$4,239	$4,156
(1) These accumulated other comprehensive loss components are included in the computation of net periodic benefit costs for certain employee benefit plans. Refer to Note 14.

(5) Net Income (Loss) Per Share

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
The number of shares used to calculate basic net income (loss) per common share is based on the weighted average number of the Company’s outstanding common shares during the respective period. The number of shares used to calculate diluted net income (loss) per common share is based on the number of common shares used to calculate basic net income (loss) per common share plus the dilutive effect of stock options and other stock-based instruments held by the Company’s employees and directors during the period, and the Company’s outstanding Series A warrants. The dilutive effect of outstanding stock-based instruments is determined by application of the treasury stock method. The warrants become dilutive for diluted net income (loss) per common share calculations when the market price of the Company’s common stock exceeds the exercise price. As discussed below, dilutive securities are not included in the computation of diluted net loss per common share for the three and nine months ended September 30, 2020 as the impact would be anti-dilutive.

For the three months ended September 30, 2021 and 2020, 942,408 and 1,243,866 warrants, stock options, and other stock-based instruments, respectively, were excluded from the computation of dilutive net income (loss) per common share because they would have been anti-dilutive. For the nine months ended September 30, 2021 and 2020, 948,351 and 1,380,076 warrants, stock options, and other stock-based instruments, respectively, were excluded from the computation of dilutive net income (loss) per common share because they would have been anti-dilutive. When applying the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share are higher than the Company’s average stock price during an applicable period.

Anti-dilution also occurs in periods of a net loss, and the dilutive impact of all share-based compensation awards are excluded. For the three months ended September 30, 2020 the weighted average share impact of other stock-based instruments that were excluded from the calculation of diluted shares due to the Company incurring a net loss for the period was 31,665. For the nine months ended September 30, 2020, the weighted average share impact of stock options and other stock-based instruments that were excluded from the calculation of diluted shares due to the Company incurring a net loss for the period was 38,648.

The following table presents the net income (loss) per common share for the three and nine months ended September 30, 2021 and 2020:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)
Income (loss) from continuing operations	$83,693	$(68,488)	$32,412	$(186,420)
Loss from discontinued operations	(429)	(149)	(1,067)	(160,326)
Net income (loss)	$83,264	$(68,637)	$31,345	$(346,746)

Basic
Weighted average common shares outstanding - basic	18,445,709	18,319,947	18,426,639	18,290,346

Basic income (loss) per common share:
Income (loss) from continuing operations	$4.54	$(3.74)	$1.76	$(10.19)
Loss from discontinued operations	(0.03)	(0.01)	(0.06)	(8.77)
Net income (loss)	$4.51	$(3.75)	$1.70	$(18.96)

Diluted
Weighted average common shares outstanding - basic	18,445,709	18,319,947	18,426,639	18,290,346
Diluted effect of stock options	1,938	—	1,654	—
Diluted effect of other stock-based instruments	465,705	—	355,350	—
Weighted average common shares outstanding - diluted	18,913,352	18,319,947	18,783,643	18,290,346

Diluted income (loss) per common share:
Income (loss) from continuing operations	$4.43	$(3.74)	$1.73	$(10.19)
Loss from discontinued operations	(0.03)	(0.01)	(0.06)	(8.77)
Net income (loss)	$4.40	$(3.75)	$1.67	$(18.96)

(6) Inventories, net
Inventories, net consisted of the following:

	September 30, 2021	December 31, 2020
Raw coal	$21,025	$15,084
Saleable coal	74,948	69,262
Materials, supplies and other, net	28,561	23,705
Total inventories, net	$124,534	$108,051

(7) Asset Impairment and Restructuring
Long-lived Asset Impairment
During the nine months ended September 30, 2021, long-lived asset impairment of $60 was recorded in the All Other category to reduce the carrying value of property, plant, and equipment, net, due to capital spending during the period at previously impaired locations requiring the impairment of certain additional assets not considered recoverable.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
In connection with the preparation of the Company’s financial statements for the quarter ended September 30, 2020, the Company determined forecasted margins at certain locations continued to fall below amounts necessary for full recoverability and therefore indicators of impairment were present for three long-lived asset groups within its Met reporting segment and four long-lived asset groups within its All Other reporting segment. The Company therefore performed impairment testing on these assets and determined that, as of August 31, 2020, the carrying amounts of the asset groups exceeded both their undiscounted cash flows and their estimated fair values. The Company estimated the fair value of these asset groups generally using a discounted cash flow analysis utilizing market-participant assumptions.

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

The following tables present the details of the long-lived asset impairment during the three and nine months ended September 30, 2020:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Continuing operations:
Met	$—	$32,951
All Other	219	18,367
Total from continuing operations	$219	$51,318

Discontinued operations:	$3,297	$147,645
Total long-lived asset impairment:	$3,516	$198,963

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Continuing operations:
Mineral rights, net	$—	$24,066
Property, plant, and equipment, net	219	12,781
Acquired mine permits, net	—	14,471
Total from continuing operations	$219	$51,318

Discontinued operations:
Mineral rights, net	$—	$16,364
Property, plant, and equipment, net	3,297	131,281
Total from discontinued operations	$3,297	$147,645

Total long-lived asset impairment:
Mineral rights, net	$—	$40,430
Property, plant, and equipment, net	3,516	144,062
Acquired mine permits, net	—	14,471
Total long-lived asset impairment	$3,516	$198,963

Restructuring

As a result of the strategic actions announced in the second quarter of 2020 and subsequent changes to severance and employee-related benefits, the Company recorded restructuring expense of ($621) in the All Other category during the nine months ended September 30, 2021.

As a result of the strategic actions discussed above, the Company recorded restructuring expense during the three and nine months ended September 30, 2020 as follows:

	Three Months Ended September 30, 2020
	Total Restructuring	Continuing Operations (2)	Discontinued Operations
Severance and employee-related benefits (1)	$55	$(445)	$500
Total restructuring expense	$55	$(445)	$500

	Nine Months Ended September 30, 2020
	Total Restructuring	Continuing Operations (4)	Discontinued Operations
Severance and employee-related benefits (1)	$20,608	$1,856	$18,752
Other costs (3)	1,882	807	1,075
Total restructuring expense	$22,490	$2,663	$19,827
(1) Severance and employee-related benefits were considered probable and estimable based on provisions of contractual agreements and existing employee benefit plans.
(2) Total restructuring expense from continuing operations of ($445) was recorded within the All Other category and affected Accrued expenses and other current liabilities.
(3) Includes accelerated amortization of deferred longwall move expenses of $668, allowance for advanced mining royalties of $407, and allowance for obsolete materials and supplies inventory of $807.
(4) Total restructuring expense from continuing operations of $2,663 was recorded within the All Other category and affected Accrued expenses and other current liabilities, Other non-current liabilities, and Inventories, net.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
(8) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2021	December 31, 2020
Wages and benefits	$53,746	$40,330
Workers’ compensation	10,355	10,355
Black lung	6,784	6,784
Taxes other than income taxes	24,202	21,540
Current portion of asset retirement obligations	30,735	24,990
Accrued interest and fees	16,102	15,902
Deferred revenue	942	13,197
Freight accrual	13,231	2,610
Other	4,635	4,698
Total accrued expenses and other current liabilities	$160,732	$140,406

(9) Long-Term Debt
Long-term debt consisted of the following:

	September 30, 2021	December 31, 2020
Term Loan Credit Facility - due June 2024	$499,435	$553,373
ABL Facility - due April 2022	—	3,350
LCC Note Payable	2,300	27,500
LCC Water Treatment Obligation	5,625	6,875
Other (1)	6,083	8,475
Debt discount and issuance costs	(8,276)	(17,046)
Total long-term debt	505,167	582,527
Less current portion	(7,976)	(28,830)
Long-term debt, net of current portion	$497,191	$553,697
(1) Includes financing leases.

Term Loan Credit Facility - due June 2024
As of September 30, 2021, the borrowings made under the senior secured term loan facility with a maturity date of June 14, 2024 (the “Term Loan Credit Facility”) were comprised of Eurocurrency Rate Loans (as defined therein) with an interest rate of 10.00%, calculated as the Eurocurrency rate during the period plus an applicable rate of 8.00%. As of September 30, 2021, the carrying value of the Term Loan Credit Facility was $492,092, all of which was classified as long-term within the Condensed Consolidated Balance Sheets. As of December 31, 2020, the carrying value of the Term Loan Credit Facility was $540,643, with $5,618 classified as current within the Condensed Consolidated Balance Sheets.

During the three months ending September 30, 2021, the Company repurchased and permanently retired, through privately negotiated transactions, $18,724 of outstanding principal borrowings under the Term Loan Credit Facility. These borrowings were repurchased at a discount resulting in an aggregate purchase price of $18,415. As the participating lenders were existing shareholders (related parties) of the Company as of the repurchase date, the Company analyzed various factors regarding each of the transactions and concluded such repurchases were at a reasonable market rate and reflected the terms of an arm’s length transaction per the requirements of the Term Loan Credit Facility. Additionally, on September 30, 2021, the Company made a voluntary prepayment of $31,000 of outstanding principal borrowings under the Term Loan Credit Facility. As a result of the prepayment, no further amortization payments under the Term Loan Credit Facility are required prior to maturity.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
All obligations under the Term Loan Credit Facility are guaranteed by substantially all of Alpha’s direct and indirect subsidiaries. Certain obligations under the Term Loan Facility are secured by a senior lien, subject to certain exceptions (including the ABL Priority Collateral described below), by substantially all of Alpha’s assets and the assets of Alpha’s subsidiary guarantors (“Term Loan Priority Collateral”), in each case subject to exceptions. The obligations under the Term Loan Credit Facility are also secured by a junior lien, again subject to certain exceptions, against the ABL Priority Collateral. The Term Loan Facility contains negative and affirmative covenants including certain financial covenants that are more flexible than the covenants in the Amended and Restated Credit Agreement dated November 9, 2018. The Company was in compliance with all covenants under this agreement as of September 30, 2021.

Amended and Restated Asset-Based Revolving Credit Agreement

The Amended and Restated Asset-Based Revolving Credit Agreement includes a senior secured asset-based revolving credit facility (the “ABL Facility”). Under the ABL Facility, the Company may borrow cash or obtain letters of credit, on a revolving basis with any borrowings having a maturity date of April 3, 2022. As of September 30, 2021, the Company is in the process of refinancing the ABL Facility and expects that process to be completed prior to the maturity date. The Company anticipates a reduction in the size of the ABL Facility with borrowing capacity expected to be approximately $150,000 for the new facility. The Company expects the new facility to have sufficient availability to support the Company’s outstanding letters of credit under the current ABL Facility; however, there can be no assurance that the Company will be able to refinance the ABL Facility in a timely manner, or at all. As of September 30, 2021, there were no outstanding borrowings under the ABL Facility. As of December 31, 2020, the carrying value of the ABL Facility was $3,350, all of which was classified as long-term within the Condensed Consolidated Balance Sheets. As of September 30, 2021 and December 31, 2020, the Company had $120,037 and $123,108 letters of credit outstanding under the ABL Facility, respectively.

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

The ABL Facility is guaranteed by substantially all of Alpha’s direct and indirect subsidiaries (together with Alpha, the “Loan Parties”) and secured by all or substantially all assets of the Loan Parties, including equity in Alpha’s direct domestic subsidiaries and first-tier foreign subsidiaries, as collateral for the obligations under the ABL Facility. The ABL Facility has a first lien on ABL Priority Collateral (as defined therein) and a second lien on Term Loan Priority Collateral. The Amended and Restated Asset-Based Revolving Credit Agreement, as amended, and related documents contain negative and affirmative covenants including certain financial covenants. The Company is in compliance with all covenants under these agreements as of September 30, 2021.

LCC Note Payable

As a result of the Merger, the Company assumed a note payable to Lexington Coal Company (“LCC”) in the aggregate amount of $62,500 (the “LCC Note Payable”) and with a maturity date of July 26, 2022. The LCC Note Payable has no stated interest rate and an imputed interest rate of 12.45%. Principal repayments of $17,500 were due each July during 2019, 2020 and 2021, with the final principal payment of $10,000 due on the maturity date. On July 26, 2021, the Company prepaid $7,700 of the final principal payment. As a result of the prepayment, $13,982 of surety collateral was returned. As of September 30, 2021, the remaining $2,300 was expected to be paid in July of 2022.

The carrying value of the LCC Note Payable was $2,066 and $24,423, with $2,066 and $17,500 reported within the current portion of long-term debt as of September 30, 2021 and December 31, 2020, respectively.

(10) Acquisition-Related Obligations
Acquisition-related obligations consisted of the following:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	September 30, 2021	December 31, 2020
Contingent Revenue Obligation	$35,580	$28,967
Environmental Settlement Obligations	8,139	10,391
UMWA Funds Settlement Liability	2,000	2,000
Discount	(487)	(1,491)
Total acquisition-related obligations	45,232	39,867
Less current portion	(26,266)	(19,099)
Acquisition-related obligations, net of current portion	$18,966	$20,768

Contingent Revenue Obligation

As of September 30, 2021 and December 31, 2020, the carrying value of the Contingent Revenue Obligation was $35,580 and $28,967, with $16,614 and $11,393 classified as current, respectively, classified as an acquisition-related obligation in the Condensed Consolidated Balance Sheets. Refer to Note 12 for further disclosures related to the fair value assignment and methods used.

During the second quarter of 2021, the Company paid $11,396 pursuant to the terms of the Contingent Revenue Obligation.

(11) Asset Retirement Obligations

The following table summarizes the changes in asset retirement obligations for the nine months ended September 30, 2021:

Total asset retirement obligations at December 31, 2020	$165,064
Accretion for the period	19,970
Sites added during the period	756
Revisions in estimated cash flows	(500)
Expenditures for the period	(12,630)
Total asset retirement obligations at September 30, 2021	172,660
Less current portion (1)	(30,735)
Long-term portion	$141,925
(1)    Included within accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheets. Refer to Note 8.

(12) Fair Value of Financial Instruments and Fair Value Measurements
The estimated fair values of financial instruments are determined based on relevant market information. These estimates involve uncertainty and cannot be determined with precision.
The carrying amounts for cash and cash equivalents, trade accounts receivable, net, prepaid expenses and other current assets, short-term and long-term restricted cash, short-term and long-term deposits, trade accounts payable, and accrued expenses and other current liabilities approximate fair value as of September 30, 2021 and December 31, 2020 due to the short maturity of these instruments.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
The following tables set forth by level, within the fair value hierarchy, the Company’s long-term debt at fair value as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term Loan Credit Facility - due June 2024	$492,092	$494,753	$—	$494,753	$—
LCC Note Payable	2,066	2,054	—	—	2,054
LCC Water Treatment Obligation	4,926	4,902	—	—	4,902
Total long-term debt	$499,084	$501,709	$—	$494,753	$6,956

	December 31, 2020
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term Loan Credit Facility - due June 2024	$540,643	$379,614	$—	$379,614	$—
ABL Facility - due April 2022	3,350	3,057	—	—	3,057
LCC Note Payable	24,423	20,328	—	—	20,328
LCC Water Treatment Obligation	5,636	4,281	—	—	4,281
Total long-term debt	$574,052	$407,280	$—	$379,614	$27,666
(1) Net of debt discounts and debt issuance costs.

The following tables set forth by level, within the fair value hierarchy, the Company’s acquisition-related obligations at fair value as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
UMWA Funds Settlement Liability	$1,910	$1,934	$—	$—	$1,934
Environmental Settlement Obligations	7,742	7,723	—	—	7,723
Total acquisition-related obligations	$9,652	$9,657	$—	$—	$9,657

	December 31, 2020
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
UMWA Funds Settlement Liability	$1,662	$1,426	$—	$—	$1,426
Environmental Settlement Obligations	9,237	7,760	—	—	7,760
Total acquisition-related obligations	$10,899	$9,186	$—	$—	$9,186
(1) Net of discounts.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial and non-financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2021 and December 31, 2020. Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the determination of fair value for assets and liabilities and their placement

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
within the fair value hierarchy levels.

	September 30, 2021
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent Revenue Obligation	$35,580	$—	$—	$35,580
Trading securities	$28,695	$27,074	$1,621	$—

	December 31, 2020
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent Revenue Obligation	$28,967	$—	$—	$28,967
Trading securities	$22,498	$20,092	$2,406	$—

The following tables present a reconciliation of the financial and non-financial assets and liabilities that were accounted for at fair value on a recurring basis and that were categorized within Level 3 of the fair value hierarchy:

	December 31, 2020	Payments	Loss (Gain) Recognized in Earnings (1)	Transfer In (Out) of Level 3 Fair Value Hierarchy	September 30, 2021
Contingent Revenue Obligation	$28,967	$(11,396)	$18,009	$—	$35,580
(1) The loss recognized in earnings resulted primarily from an increase in forecasted future revenue as of September 30, 2021.

	December 31, 2019	Payments	Loss (Gain) Recognized in Earnings (1)	Transfer In (Out) of Level 3 Fair Value Hierarchy	September 30, 2020
Contingent Revenue Obligation	$52,427	$(14,710)	$(13,425)	$—	$24,292
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

LCC Note Payable, LCC Water Treatment Obligation, UMWA Funds Settlement Liability and Environmental Settlement Obligations - Observable transactions are not available to aid in determining the fair value of these items. Therefore, the fair value was derived by using the expected present value approach in which estimated cash flows are discounted using a risk-free interest rate adjusted for credit risk (discount rates of approximately 14% and 34% as of September 30, 2021 and December 31, 2020, respectively).

Contingent Revenue Obligation - The fair value of the contingent revenue obligation was estimated using a Black-Scholes pricing model and is marked to market at each reporting period with changes in value reflected in earnings. The inputs included in the Black-Scholes pricing model are the Company's forecasted future revenue, the stated royalty rate, the remaining periods in the obligation, annual risk-free interest rate based on the U.S. Constant Maturity Treasury Curve and annualized volatility. The annualized volatility was calculated by observing volatilities for comparable companies with adjustments for the Company's size and leverage. The range of significant unobservable inputs used to value the contingent revenue obligation as of September 30, 2021 and December 31, 2020, are set forth in the following table:

	September 30, 2021	December 31, 2020
Forecasted future revenue	$1.4 - $2.0 billion	$0.9 - $1.1 billion
Stated royalty rate	1.0% - 1.5%	1.0% - 1.5%
Annualized volatility	19.6% - 37.9% (34.2%)	19.4% - 52.1% (28.0%)

(13) Income Taxes

For the nine months ended September 30, 2021, the Company recorded income tax expense of $211 on income from continuing operations before income taxes of $32,623. The income tax expense differs from the expected statutory amount primarily due to the decrease in the valuation allowance and the permanent impact of percentage depletion deductions, partially offset by the impact of state income taxes, net of federal impact. As of September 30, 2021, the Company anticipates that no current federal income tax liability will be generated in 2021. For the nine months ended September 30, 2020, the Company recorded income tax benefit of $2,200 on a loss from continuing operations before income taxes of $188,620. The income tax benefit differs from the expected statutory amount primarily due to the increase in valuation allowance, partially offset by the permanent impact of percentage depletion deductions, the impact of state income taxes, net of federal tax impact, and the recording of a discrete tax benefit related to the refundability of previously sequestered AMT Credits.

As a result of generating income before income taxes during the nine months ended September 30, 2021, the Company recorded a decrease of $12,701 to its deferred tax asset valuation allowance recorded as of September 30, 2021. The decrease in the valuation allowance results from a decrease in deferred tax assets since the prior reporting date of December 31, 2020. The valuation allowance associated with those deferred tax assets was released during the nine months ended September 30, 2021. The Company currently is relying primarily on the reversal of taxable temporary differences, along with consideration of taxable income via carryback to prior years and tax planning strategies, to support the realization of deferred tax assets. For each reporting period, the Company updates its assessment regarding the realizability of its deferred tax assets, including scheduling the reversal of its deferred tax assets and liabilities, to determine the amount of valuation allowance needed. Scheduling the reversal of deferred tax asset and liability balances requires judgment and estimation. The Company believes the deferred tax liabilities relied upon as future taxable income in its assessment will reverse in the same period and jurisdiction and are of the same character as the temporary differences giving rise to the deferred tax assets that will be realized. The valuation allowance recorded represents the portion of deferred tax assets for which the Company is unable to support realization through the methods described above.

During the quarter ended September 30, 2021, the Internal Revenue Service (“IRS”) concluded its audit of the Company’s 2016 federal income tax return and associated net operating loss (“NOL”) carryback claim. The audit conclusion did not result in any material impact to the financial statements or related disclosures. Following the conclusion of the audit, the Company received the $64,160 carryback claim tax refund and $5,425 of accrued interest. The tax refund and accrued interest were

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
included in prior financial statements as part of “Prepaid expenses and other current assets” balance sheet line item.

(14) Employee Benefit Plans
The components of net periodic (benefit) expense other than the service cost component for the employee benefit plan obligations below are included in the line item miscellaneous income (loss), net in the Condensed Consolidated Statements of Operations.
Pension

The following table details the components of the net periodic benefit for pension obligations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest cost	$3,392	$4,670	$10,176	$14,061
Expected return on plan assets	(7,183)	(6,752)	(21,549)	(20,312)
Amortization of net actuarial loss	804	511	2,413	1,501
Settlement	—	—	—	1,230
Net periodic benefit	$(2,987)	$(1,571)	$(8,960)	$(3,520)

During the three months ended June 30, 2021, an annual census data actuarial revaluation of pension obligations was performed, which resulted in a decrease in the liability for pension obligations of approximately $8,838 with the offset to accumulated other comprehensive gain and a slight increase in net periodic benefit to be recognized subsequent to the revaluation date.

As a result of the recent funding relief granted under the American Rescue Plan Act, estimated contributions requirements to the pension plans were reduced relative to the Company’s previous estimates. The Company contributed $6,571 to the pension plans during the nine months ended September 30, 2021 and is not required to make additional contributions in the remainder of 2021.

Black Lung

The following table details the components of the net periodic expense for black lung obligations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Service cost	$739	$499	$2,217	$1,479
Interest cost	607	678	1,821	2,275
Expected return on plan assets	(14)	(13)	(42)	(40)
Amortization of net actuarial loss	522	426	1,566	927
Net periodic expense	$1,854	$1,590	$5,562	$4,641

Defined Contribution and Profit-Sharing Plans

During the second quarter of 2020, the Company’s matching contributions under the Alpha Metallurgical Resources (formerly Contura Energy) 401(k) Retirement Savings Plan (the “Plan”) were suspended due to weak market conditions at that time. Effective in June 2021, the Company’s matching contributions under the Plan were reinstated.

(15) Related Party Transactions
During the three months ending September 30, 2021, the Company repurchased at a discount certain outstanding principal borrowings made under the Term Loan Credit Facility from existing shareholders through privately negotiated transactions. Refer to Note 9 for additional disclosures on long-term debt.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
There were no other material related party transactions for the nine months ended September 30, 2021 or 2020.

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

Other Commitments

As of September 30, 2021, the Company has obligations under certain coal transportation agreements that contain minimum quantities to be shipped during contract periods from 2021 through 2022 with estimated obligations based on remaining tons to be shipped totaling $14,905 in 2022. The Company also has obligations under certain coal purchase agreements that contain minimum quantities to be purchased in the remainder of 2021 totaling an estimated $22,647, which includes an estimated $3,016 related to contractually committed fixed priced tons from vendors with historical performance resulting in less than 20% of the committed tonnage being delivered.

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
As of September 30, 2021, per terms of the Cumberland Back-to-Back Coal Supply Agreements, the Company is required to purchase and sell 722 and 2,581 tons of coal in the remainder of 2021 and 2022 totaling $28,207 and $100,619, respectively. For the three and nine months ended September 30, 2021, the Company purchased and sold 514 and 1,974 tons, respectively, totaling $19,948 and $76,501, respectively, under the Cumberland Back-to-Back Coal Supply Agreements. Cumberland Back-to-Back Coal Supply Agreements are scheduled to be fully performed by December 31, 2022.
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

As of September 30, 2021, the Company had $120,037 letters of credit outstanding under the Amended and Restated Asset-Based Revolving Credit Agreement. Additionally, as of September 30, 2021, the Company had $613 letters of credit outstanding under the Credit and Security Agreement dated June 30, 2017, and related amendments, between ANR, Inc. and First Tennessee Bank National Association. On March 31, 2021, the Amended and Restated Letter of Credit Agreement dated November 9, 2018 between ANR, Inc. and Citibank, N.A. was terminated.

As of September 30, 2021, the Company had outstanding surety bonds with a total face amount of $176,909 to secure various obligations and commitments, including $30 attributable to discontinued operations. To secure the Company’s reclamation-related obligations, the Company has $37,164 of collateral supporting these obligations as of September 30, 2021.

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

Amounts included in restricted cash represent cash deposits primarily invested in interest bearing accounts that are restricted as to withdrawal as required by certain agreements entered into by the Company and provide collateral to secure the following obligations which have been written on the Company’s behalf:

	September 30, 2021	December 31, 2020
Workers' compensation and black lung obligations	$66,488	$69,725
Reclamation-related obligations	10,580	8,445
Financial payments and other performance obligations	6,933	17,863
Contingent revenue obligation escrow	7,642	9,311
Total restricted cash	91,643	105,344
Less current portion (1)	(7,642)	(9,311)
Restricted cash, net of current portion	$84,001	$96,033
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

Restricted investments consist of Federal Deposit Insurance Company (“FDIC”) insured certificates of deposit, mutual funds, and U.S. treasury bills that are restricted as to withdrawal as required by certain agreements entered into by the Company and provide collateral to secure the following obligations which have been written on the Company’s behalf:

	September 30, 2021	December 31, 2020
Workers' compensation obligations	$211	$51
Reclamation-related obligations	26,467	22,233
Financial payments and other performance obligations	2,017	1,484
Total restricted investments (1), (2)	$28,695	$23,768
(1) Included within other non-current assets on the Company’s Condensed Consolidated Balance Sheets.
(2) As of September 30, 2021 and December 31, 2020, respectively, $28,695 and $22,498 are classified as trading securities and $0 and $1,270 are classified as held-to-maturity securities.

Deposits represent cash deposits held at third parties as required by certain agreements entered into by the Company to provide cash collateral to secure the following obligations which have been written on the Company’s behalf:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	September 30, 2021	December 31, 2020
Reclamation-related obligations	$117	$25,633
Financial payments and other performance obligations	403	1,596
Other operating agreements	881	1,018
Total deposits (1)	$1,401	$28,247
(1) Included within prepaid expenses and other current assets and other non-current assets on the Company’s Condensed Consolidated Balance Sheets.

DCMWC Reauthorization Process

In July 2019, the U.S. Department of Labor (Division of Coal Mine Workers’ Compensation or “DCMWC”) began implementing a new authorization process for all self-insured coal mine operators. As requested by the DCMWC, the Company filed an application and supporting documentation for reauthorization to self-insure certain of its black lung obligations in October 2019. As a result of this application, the DCMWC notified the Company in a letter dated February 21, 2020 that the Company was reauthorized to self-insure certain of its black lung obligations for a period of one-year from February 21, 2020. The DCMWC reauthorization is contingent, however, upon the Company’s providing collateral of $65,700 to secure certain of its black lung obligations. This proposed collateral requirement is an increase from the approximate $2,600 in collateral that the Company currently provides to secure these self-insured black lung obligations. The reauthorization process provided the Company with the right to appeal the security determination in writing within 30 days of the date of the notification, which appeal period the DCMWC agreed to extend to May 22, 2020. The Company exercised this right of appeal in connection with the substantial increase in the amount of required collateral. However, there has been no substantive activity under the appeal since its filing. In February 2021, the U.S. Department of Labor withdrew its Federal Register notice seeking comments on its bulletin describing its new method of calculating collateral requirements. The Department removed the bulletin from its website in May 2021. If the Company’s appeal is unsuccessful, the Company may be required to provide additional letters of credit to receive the self-insurance reauthorization from the DCMWC or alternatively insure these black lung obligations through a third party provider that would likely also require the Company to provide additional collateral. Either of these outcomes could potentially reduce the Company’s liquidity.

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

(17) Segment Information
The Company extracts, processes and markets met and thermal coal from deep and surface mines for sale to steel and coke producers, industrial customers, and electric utilities. The Company conducts mining operations only in the United States with mines in Central Appalachia (“CAPP”). The Company has one reportable segment: Met, which consists of five active mines and two preparation plants in Virginia, thirteen active mines and five preparation plants in West Virginia, as well as expenses associated with certain idled/closed mines. Prior to the first quarter of 2021, the Company had two reportable segments: CAPP - Met and CAPP - Thermal. As a result of the Company’s continued strategic focus on the production of metallurgical coal and the reduction of thermal mining operations, the Company re-evaluated its previous conclusions with respect to its segment reporting during the first quarter of 2021. To conform to the current period reportable segments presentation, the prior periods have been restated to reflect the change in reportable segments.

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

Segment operating results and capital expenditures for the three months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30, 2021
	Met	All Other	Consolidated
Total revenues	$626,103	$22,738	$648,841
Depreciation, depletion, and amortization	$23,181	$1,338	$24,519
Amortization of acquired intangibles, net	$3,063	$(83)	$2,980
Adjusted EBITDA	$155,456	$(7,234)	$148,222
Capital expenditures	$21,882	$465	$22,347

	Three Months Ended September 30, 2020
	Met	All Other	Consolidated
Total revenues	$295,381	$40,211	$335,592
Depreciation, depletion, and amortization	$41,178	$8,058	$49,236
Amortization of acquired intangibles, net	$2,535	$(461)	$2,074
Adjusted EBITDA	$17,772	$(5,412)	$12,360
Capital expenditures	$22,668	$839	$23,507

Segment operating results and capital expenditures for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended September 30, 2021
	Met	All Other	Consolidated
Total revenues	$1,363,918	$66,451	$1,430,369
Depreciation, depletion, and amortization	$75,403	$4,858	$80,261
Amortization of acquired intangibles, net	$9,749	$(347)	$9,402
Adjusted EBITDA	$234,824	$(17,801)	$217,023
Capital expenditures	$59,408	$978	$60,386

	Nine Months Ended September 30, 2020
	Met	All Other	Consolidated
Total revenues	$974,674	$117,662	$1,092,336
Depreciation, depletion, and amortization	$121,679	$22,242	$143,921
Amortization of acquired intangibles, net	$7,875	$(3,409)	$4,466
Adjusted EBITDA	$104,408	$(28,406)	$76,002
Capital expenditures	$83,449	$6,979	$90,428

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
The following tables present a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021
	Met	All Other	Consolidated
Net income (loss) from continuing operations	$125,750	$(42,057)	$83,693
Interest expense	49	17,289	17,338
Interest income	(1)	(53)	(54)
Income tax expense	—	208	208
Depreciation, depletion and amortization	23,181	1,338	24,519
Non-cash stock compensation expense	6	1,182	1,188
Mark-to-market adjustment - acquisition-related obligations	—	11,676	11,676
Accretion on asset retirement obligations	3,408	3,266	6,674
Amortization of acquired intangibles, net	3,063	(83)	2,980
Adjusted EBITDA	$155,456	$(7,234)	$148,222

	Three Months Ended September 30, 2020
	Met	All Other	Consolidated
Net loss from continuing operations	$(29,656)	$(38,832)	$(68,488)
Interest expense	(188)	18,934	18,746
Interest income	(2)	(374)	(376)
Income tax benefit	—	(45)	(45)
Depreciation, depletion and amortization	41,178	8,058	49,236
Non-cash stock compensation expense	105	973	1,078
Mark-to-market adjustment - acquisition-related obligations	—	3,624	3,624
Accretion on asset retirement obligations	3,800	2,937	6,737
Asset impairment and restructuring (1)	—	(226)	(226)
Amortization of acquired intangibles, net	2,535	(461)	2,074
Adjusted EBITDA	$17,772	$(5,412)	$12,360
(1) Refer to Note 7 for additional information on asset impairment and restructuring during the period.

The following tables present a reconciliation of net income (loss) to Adjusted EBITDA for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021
	Met	All Other	Consolidated
Net income (loss) from continuing operations	$139,354	$(106,942)	$32,412
Interest expense	132	53,158	53,290
Interest income	(6)	(316)	(322)
Income tax expense	—	211	211
Depreciation, depletion and amortization	75,403	4,858	80,261
Non-cash stock compensation expense	22	4,329	4,351
Mark-to-market adjustment - acquisition-related obligations	—	18,009	18,009
Accretion on asset retirement obligations	10,170	9,800	19,970
Asset impairment and restructuring (1)	—	(561)	(561)
Amortization of acquired intangibles, net	9,749	(347)	9,402
Adjusted EBITDA	$234,824	$(17,801)	$217,023

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
(1) Refer to Note 7 for additional information on asset impairment and restructuring during the period.

	Nine Months Ended September 30, 2020
	Met	All Other	Consolidated
Net loss from continuing operations	$(68,338)	$(118,082)	$(186,420)
Interest expense	(1,494)	57,732	56,238
Interest income	(63)	(6,811)	(6,874)
Income tax benefit	—	(2,200)	(2,200)
Depreciation, depletion and amortization	121,679	22,242	143,921
Non-cash stock compensation expense	410	3,790	4,200
Mark-to-market adjustment - acquisition-related obligations	—	(13,425)	(13,425)
Accretion on asset retirement obligations	10,887	9,058	19,945
Asset impairment and restructuring (1)	32,951	21,030	53,981
Management restructuring costs (2)	501	439	940
Loss on partial settlement of benefit obligations	—	1,230	1,230
Amortization of acquired intangibles, net	7,875	(3,409)	4,466
Adjusted EBITDA	$104,408	$(28,406)	$76,002
(1) Refer to Note 7 for additional information on asset impairment and restructuring during the period.
(2) Management restructuring costs are related to severance expense associated with senior management changes in the three months ended March 31, 2020.

No asset information has been disclosed as the CODM does not regularly review asset information by reportable segment.

The Company markets produced, processed and purchased coal to customers in the United States and in international markets, primarily China, India, and Brazil. Revenue is tracked within the Company’s accounting records based on the product destination. Export coal revenues were the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total coal revenues	$647,129	$335,189	$1,426,039	$1,089,764
Export coal revenues	$516,877	$205,576	$1,016,677	$697,692
Export coal revenues as % of total coal revenues	80%	61%	71%	64%
Countries with export coal revenue exceeding 10% of total revenue	China, India	India	China, India, Brazil	India, Brazil

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides a narrative of our results of operations and financial condition for the three and nine months ended September 30, 2021 and 2020. The following discussion and analysis contains forward-looking statements and should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and related notes and risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2020. See “Cautionary Note Regarding Forward Looking Statements” included elsewhere herein.
COVID-19 Pandemic

The COVID-19 pandemic has had negative impacts on our business, results of operations, financial condition and cash flows. For the 2021 year to date period, approximately 32% of our employees have missed approximately 4.5 working days on average, due to COVID-19 related matters such as precautionary quarantining, waiting on COVID-19 test results, testing positive for COVID-19, or providing care for a family member, which totaled approximately $0.8 million of paid leave. The full extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the continued duration and spread of the outbreak, its impact on our customers and suppliers and the range of governmental and community reactions to the pandemic, which are still uncertain and still cannot be fully predicted. Our current view of the impacts of COVID-19 to our customers and suppliers is discussed below in the Market Overview section. We have not experienced significant supply chain disruptions due to the COVID-19 pandemic. We continue to monitor developments closely.

All of our coal mining operations have been classified as essential in the states in which we operate enabling them to continue operations throughout the COVID-19 pandemic. Health and safety are core values of our company and are the foundation for how we manage every aspect of our business and we have therefore implemented policies, procedures and prevention measures to protect our employees during the COVID-19 pandemic. These policies, procedures and prevention measures include, but are not limited to, employee communications on COVID-19 monitoring and precautionary measures, enhanced cleaning and sterilization practices, and remote work arrangements. We continue to evaluate these policies, procedures and precautionary measures for appropriate modifications as necessary.

Market Overview

The ascent of metallurgical coal market indices continued and intensified throughout the third quarter of 2021, with the U.S. East Coast High Volatile A index starting the quarter on July 1, 2021 at $193 per metric ton and ending the quarter on September 30, 2021 at $377 per metric ton. The U.S. East Coast Low Volatile index followed a similar path, moving from $217 per metric ton at the start of the quarter to $412 per metric ton at quarter close. During the second quarter, the Australian and Atlantic indices moved toward a more traditional equilibrium and that continued into the third quarter. Despite China’s continued ban on Australian coal imports, the Australian Premium Low Volatile index more than doubled in the third quarter, from $190 per metric ton on July 1, 2021 up to $401 per metric ton on September 30, 2021. Although market pricing is expected to remain volatile, we anticipate significantly higher average metallurgical coal sales realizations on tons sold under contracts tied to market indices in the fourth quarter relative to average coal sales realizations in the current year-to-date period.

While economic growth indicators have retreated slightly from their mid-year highs, the world manufacturing Purchasing Managers’ Index (“PMI”) remained steady at 54.1 in both August and September. The United States recorded PMI indices of 61.1 and 60.7 in August and September, respectively. Country-specific PMI data for Alpha’s key foreign markets remained above 50.0 in Europe, Brazil, and India in September. China’s PMI rose from 49.2 in August to 50.0 in September.

Global crude steel production, as measured by the World Steel Association (“WSA”), was 156.8 million metric tons in August 2021, largely flat as compared to the year-ago period of August 2020. August crude steel production in the European Union and North America increased 27.1% and 24.4%, respectively, year over year. China’s production level of 83.2 million metric tons was down 13.2% as compared to August of 2020. In WSA’s most recent short-range outlook released in mid-October 2021, the organization predicted a swifter return to pre-pandemic global steel demand levels than previously anticipated in all areas except China, where production levels have retreated in recent months. Assuming continued progress in COVD-19 vaccination efforts across the globe, WSA expects further global steel demand growth of 2.2% in 2022.

Capacity utilization at U.S. steel mills has in recent weeks remained at or near the multi-year high, with the rate at 85.3% for the week ending October 16, 2021. Through mid-October, the year-to-date utilization rate was 81.3%. The prolonged strength in this weekly measure by the American Iron and Steel Institute is an indicator of the robustness in steel demand in North America.

As the economic recovery from the COVID-19 pandemic occurs at varying degrees globally depending on local circumstances, imbalances in the supply chain have resulted in some inflationary pressure on certain materials used in our operations, such as steel utilized in roof support and diesel fuel. Despite the continued unevenness of the economic recovery, demand for metallurgical coal remains robust, especially in Alpha’s key markets, and tight supply conditions persist. The early-2021 imbalance between the Atlantic and Australian benchmark indices has subsided, giving way to a more traditional equilibrium. The trade tensions between China and Australia have not yet been resolved and China’s ban on Australian coal remains in place, creating opportunities for other producers to fulfill China’s need for high quality metallurgical coal. Year to date, Alpha has sold approximately 1.9 million net tons of metallurgical coal into China for the 2021 calendar year. Although there is little certainty about when circumstances may change between China and Australia, we have been pleased to expand our customer base and hope to continue cultivating relationships that could develop into long-term contracts. We are also strategically expanding our marketing efforts to grow Alpha’s metallurgical sales opportunities throughout other parts of Asia.

The annual domestic sales negotiation process is largely complete for 2022, with Alpha having contracted over 3.5 million net tons of metallurgical coal to North American customers for next year at a fixed price. While a handful of discussions remain in progress and may result in additional contracts for Alpha, the majority of our 2022 domestic metallurgical business has been secured. In total, Alpha expects to ship 14.5 million net tons of metallurgical coal in 2022, with the majority expected to be sold into the export markets.

The thermal coal market continues to experience tightness, and thermal indices, such as API2, have increased within the third quarter. Alpha continues to ship coal in accordance with existing contracts and is selling some thermal coal into spot markets as opportunities arise. The Slabcamp mine remains on schedule to mine out and cease operation in summer of 2022, at which time Alpha will have no remaining thermal operations.

Business Overview

We are a Tennessee-based mining company with operations across Virginia and West Virginia. With customers across the globe, high-quality reserves and significant port capacity, we are a leading U.S. supplier of metallurgical products for the steel industry. We operate high-quality, cost-competitive coal mines across the CAPP coal basin. As of September 30, 2021, our operations consisted of nineteen active mines and eight coal preparation and load-out facilities, with approximately 3,400 employees. We produce, process, and sell met coal and thermal coal. We also sell coal produced by others, some of which is processed and/or blended with coal produced from our mines prior to resale, with the remainder purchased for resale. As of December 31, 2020, we had 623.5 million tons of reserves, including 445.0 million tons of proven reserves and 178.5 million tons of probable reserves.

For the three months ended September 30, 2021 and 2020, sales of met coal were 3.9 million tons and 3.1 million tons, respectively, and accounted for approximately 82% and 78%, respectively, of our coal sales volume. Sales of thermal coal were 0.8 million tons and 0.9 million tons, respectively, and accounted for approximately 18% and 22%, respectively, of our coal sales volume. For the nine months ended September 30, 2021 and 2020, sales of met coal were 10.6 million tons and 9.4 million tons, respectively, and accounted for approximately 83% and 80%, respectively, of our coal sales volume. Sales of thermal coal were 2.2 million tons and 2.4 million tons, respectively, and accounted for approximately 17% and 20%, respectively, of our coal sales volume.

Our sales of met coal were made primarily to steel companies in the northeastern and midwestern regions of the United States and in several countries in Europe, Asia and the Americas. Our sales of thermal coal were made primarily to large utilities and industrial customers throughout the United States. For the three months ended September 30, 2021 and 2020 approximately 80% and 61%, respectively, of our total coal revenues were derived from coal sales made to customers outside the United States. For the nine months ended September 30, 2021 and 2020 approximately 71% and 64%, respectively, of our total coal revenues were derived from coal sales made to customers outside the United States.

In addition, we generate other revenues from equipment sales, rentals, terminal and processing fees, coal and environmental analysis fees, royalties and the sale of natural gas. We also record freight and handling fulfillment revenue within coal revenues for freight and handling services provided in delivering coal to certain customers, which are a component of the contractual selling price.

As of September 30, 2021, we have one reportable segment: Met. To conform to the current period reportable segment presentation, the prior periods have been restated to reflect the change in reportable segments. Our Met segment operations consist of high-quality met coal mines, including Deep Mine 41, Road Fork 52, Black Eagle, and Lynn Branch. The coal produced by our Met segment operations is predominantly met coal with some amounts of thermal coal being produced as a byproduct of mining. In addition to the one reportable segment, our All Other category includes general corporate overhead and corporate assets and liabilities, our former CAPP - Thermal operations consisting of one active mine and one preparation plant in West Virginia, and the elimination of certain intercompany activity, as well as expenses associated with certain idled/closed mines. Refer to Note 17 to our Condensed Consolidated Financial Statements for additional disclosures on reportable segments, geographic areas, and export coal revenue information.

The disposition of our former NAPP operations during the fourth quarter of 2020 accelerated our strategic exit from thermal coal production to shift our focus toward met coal production. The former NAPP operations results of operations and financial position are reported as discontinued operations in the Condensed Consolidated Financial Statements. The historical information in the accompanying Notes to the Condensed Consolidated Financial Statements has been restated to reflect the effects of these former operations being reported as discontinued operations in the Condensed Consolidated Financial Statements. Refer to Note 2 for further information on discontinued operations. We are sold out of thermal production for 2021. At our thermal coal operations, we have significantly reduced inventories at all locations and are matching our sales and production to make for an orderly transition to lower thermal coal production.

Factors Affecting Our Results of Operations
Sales Agreements. We manage our commodity price risk for coal sales through the use of coal supply agreements. As of October 29, 2021, we had sales commitments for 2021 as follows:

	Tons	% Priced	Average Realized Price per Ton
Met - Domestic			$88.55
Met - Export			$123.02
Met Total	13.5 million	96%	$111.28
Thermal	1.6 million	98%	$55.76
Met Segment	15.1 million	96%	$105.45
All Other	1.5 million	90%	$58.33

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

Results of Operations

Our results of operations for the three and nine months ended September 30, 2021 and 2020 are discussed in these “Results of Operations” presented below.

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

Revenues

The following table summarizes information about our revenues during the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2021	2020	$ or Tons	%
Coal revenues	$647,129	$335,189	$311,940	93.1%
Other revenues	1,712	403	1,309	324.8%
Total revenues	$648,841	$335,592	$313,249	93.3%

Tons sold	4,728	3,965	763	19.2%

Coal revenues. Coal revenues increased $311.9 million, or 93.1%, for the three months ended September 30, 2021 compared to the prior year period. The increase was primarily due to an increase in tons sold and higher coal sales realization within our Met segment operations as a result of an improved pricing environment during the current period. Increasing coal demand, resulting from improved economic activity, coupled with a limited supply response contributed to a rise in coal prices. Refer to the “Non-GAAP Coal revenues” section below for further detail on coal revenues for the three months ended September 30, 2021 compared to the prior year period.

Cost and Expenses

The following table summarizes information about our costs and expenses during the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Increase (Decrease)
(In thousands)	2021	2020	$	%
Cost of coal sales (exclusive of items shown separately below)	$488,169	$309,693	$178,476	57.6%
Depreciation, depletion and amortization	24,519	49,236	(24,717)	(50.2)%
Accretion on asset retirement obligations	6,674	6,737	(63)	(0.9)%
Amortization of acquired intangibles, net	2,980	2,074	906	43.7%
Asset impairment and restructuring	—	(226)	226	100.0%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	15,264	14,501	763	5.3%
Total other operating loss (income):
Mark-to-market adjustment for acquisition-related obligations	11,676	3,624	8,052	222.2%
Other income	(457)	(1,310)	853	65.1%
Total costs and expenses	$548,825	$384,329	$164,496	42.8%

Cost of coal sales. Cost of coal sales increased $178.5 million, or 57.6%, for the three months ended September 30, 2021 compared to the prior year period. The increase was primarily driven by an increase in tons sold in the current period relative to the prior year period and increased supplies and maintenance expense, royalties and taxes, costs of purchased coal, salaries and wages expense, and inventory change during the current period.
Depreciation, depletion and amortization. Depreciation, depletion and amortization decreased $24.7 million, or 50.2%, for the three months ended September 30, 2021 compared to the prior year period. The decrease in depreciation, depletion and amortization was primarily a result of asset disposals and asset impairments throughout the prior year.

Amortization of acquired intangibles, net. Amortization of acquired intangibles, net increased $0.9 million, or 43.7%, for the three months ended September 30, 2021 compared to the prior year period. The increase was primarily driven by the lower current period amortization related to below-market acquired coal supply agreements.

Selling, general and administrative. Selling, general and administrative expenses increased $0.8 million, or 5.3%, for the three months ended September 30, 2021 compared to the prior year period. This increase in expense was primarily related to increases of $0.6 million in wages and benefits expense and $0.6 million in stock compensation expense, partially offset by decreases of $0.5 million in professional fees and $0.4 million in incentive pay.
Mark-to-market adjustment for acquisition-related obligations. The mark-to-market adjustment for acquisition-related obligations resulted in a decrease to income of $8.1 million for the three months ended September 30, 2021 compared to the prior year period. This decrease was related to the $11.7 million Contingent Revenue Obligation mark-to-market adjustment recorded during the three months ended September 30, 2021 due to changes in underlying fair value assumptions during the current period. Refer to Note 12 for Contingent Revenue Obligation fair value input assumptions.
Other income. Other income decreased $0.9 million, or 65.1%, for the three months ended September 30, 2021 compared to the prior year period, primarily due to a decrease in income on sale of assets in the current period.
Other (Expense) Income

The following table summarizes information about our other (expense) income during the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Increase (Decrease)
(In thousands)	2021	2020	$	%
Other (expense) income:
Interest expense	$(17,338)	$(18,746)	$1,408	7.5%
Interest income	54	376	(322)	(85.6)%
Equity loss in affiliates	(643)	(1,295)	652	50.3%
Miscellaneous income (loss), net	1,812	(131)	1,943	1,483.2%
Total other expense, net	$(16,115)	$(19,796)	$3,681	18.6%

Miscellaneous income (loss), net. Miscellaneous income (loss), net increased $1.9 million, or 1,483.2%, for the three months ended September 30, 2021 compared to the prior year period. The increase was primarily due to the net periodic benefit for pension obligations. Refer to Note 14 for additional information.

Income Tax (Expense) Benefit

The following table summarizes information about our income tax (expense) benefit during the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Increase (Decrease)
(In thousands)	2021	2020	$	%
Income tax (expense) benefit	$(208)	$45	$(253)	(562.2)%

Income taxes. Income tax expense of $0.2 million was recorded for the three months ended September 30, 2021 on income from continuing operations before income taxes of $83.9 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to the decrease in the valuation allowance.

Income tax benefit of $45 thousand was recorded for the three months ended September 30, 2020 on a loss from continuing operations before income taxes of $68.5 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to the increase in the valuation allowance. Refer to Note 13 for additional information.

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

Included below are reconciliations of non-GAAP financial measures to GAAP financial measures.

The following tables summarize certain financial information relating to our coal operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$625,387	$21,742	$647,129
Less: Freight and handling fulfillment revenues	(128,192)	(18)	(128,210)
Non-GAAP Coal revenues	$497,195	$21,724	$518,919
Tons sold	4,380	348	4,728
Non-GAAP Coal sales realization per ton	$113.51	$62.43	$109.75

Cost of coal sales (exclusive of items shown separately below)	$468,706	$19,463	$488,169
Depreciation, depletion and amortization - production (1)	23,181	1,160	24,341
Accretion on asset retirement obligations	3,408	3,266	6,674
Amortization of acquired intangibles, net	3,063	(83)	2,980
Total Cost of coal sales	$498,358	$23,806	$522,164
Less: Freight and handling costs	(128,192)	(18)	(128,210)
Less: Depreciation, depletion and amortization - production (1)	(23,181)	(1,160)	(24,341)
Less: Accretion on asset retirement obligations	(3,408)	(3,266)	(6,674)
Less: Amortization of acquired intangibles, net	(3,063)	83	(2,980)
Less: Idled and closed mine costs	(4,932)	(2,927)	(7,859)
Non-GAAP Cost of coal sales	$335,582	$16,518	$352,100
Tons sold	4,380	348	4,728
Non-GAAP Cost of coal sales per ton	$76.62	$47.47	$74.47
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Three Months Ended September 30, 2021
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$625,387	$21,742	$647,129
Less: Total Cost of coal sales (per table above)	(498,358)	(23,806)	(522,164)
GAAP Coal margin	$127,029	$(2,064)	$124,965
Tons sold	4,380	348	4,728
GAAP Coal margin per ton	$29.00	$(5.93)	$26.43

GAAP Coal margin	$127,029	$(2,064)	$124,965
Add: Depreciation, depletion and amortization - production (1)	23,181	1,160	24,341
Add: Accretion on asset retirement obligations	3,408	3,266	6,674
Add: Amortization of acquired intangibles, net	3,063	(83)	2,980
Add: Idled and closed mine costs	4,932	2,927	7,859
Non-GAAP Coal margin	$161,613	$5,206	$166,819
Tons sold	4,380	348	4,728
Non-GAAP Coal margin per ton	$36.90	$14.96	$35.28
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Three Months Ended September 30, 2020
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$295,376	$39,813	$335,189
Less: Freight and handling fulfillment revenues	(49,742)	(3,015)	(52,757)
Non-GAAP Coal revenues	$245,634	$36,798	$282,432
Tons sold	3,329	636	3,965
Non-GAAP Coal sales realization per ton	$73.79	$57.86	$71.23

Cost of coal sales (exclusive of items shown separately below)	$276,248	$33,445	$309,693
Depreciation, depletion and amortization - production (1)	41,178	7,724	48,902
Accretion on asset retirement obligations	3,800	2,937	6,737
Amortization of acquired intangibles, net	2,535	(461)	2,074
Total Cost of coal sales	$323,761	$43,645	$367,406
Less: Freight and handling costs	(49,742)	(3,015)	(52,757)
Less: Depreciation, depletion and amortization - production (1)	(41,178)	(7,724)	(48,902)
Less: Accretion on asset retirement obligations	(3,800)	(2,937)	(6,737)
Less: Amortization of acquired intangibles, net	(2,535)	461	(2,074)
Less: Idled and closed mine costs	(5,091)	(1,196)	(6,287)
Non-GAAP Cost of coal sales	$221,415	$29,234	$250,649
Tons sold	3,329	636	3,965
Non-GAAP Cost of coal sales per ton	$66.51	$45.97	$63.22
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Three Months Ended September 30, 2020
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$295,376	$39,813	$335,189
Less: Total Cost of coal sales (per table above)	(323,761)	(43,645)	(367,406)
GAAP Coal margin	$(28,385)	$(3,832)	$(32,217)
Tons sold	3,329	636	3,965
GAAP Coal margin per ton	$(8.53)	$(6.03)	$(8.13)

GAAP Coal margin	$(28,385)	$(3,832)	$(32,217)
Add: Depreciation, depletion and amortization - production (1)	41,178	7,724	48,902
Add: Accretion on asset retirement obligations	3,800	2,937	6,737
Add: Amortization of acquired intangibles, net	2,535	(461)	2,074
Add: Idled and closed mine costs	5,091	1,196	6,287
Non-GAAP Coal margin	$24,219	$7,564	$31,783
Tons sold	3,329	636	3,965
Non-GAAP Coal margin per ton	$7.28	$11.89	$8.02
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Three Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2021	2020	$ or Tons	%
Met segment operations:
Tons sold	4,380	3,329	1,051	31.6%
Non-GAAP Coal revenues	$497,195	$245,634	$251,561	102.4%
Non-GAAP Coal sales realization per ton	$113.51	$73.79	$39.72	53.8%

All Other category:
Tons sold	348	636	(288)	(45.3)%
Non-GAAP Coal revenues	$21,724	$36,798	$(15,074)	(41.0)%
Non-GAAP Coal sales realization per ton	$62.43	$57.86	$4.57	7.9%

Non-GAAP Coal revenues. Met segment operations non-GAAP coal revenues increased $251.6 million, or 102.4%, for the three months ended September 30, 2021 compared to the prior year period. The increase was primarily due to an increase in tons sold and higher average non-GAAP coal sales realization of 53.8% per ton resulting from an improved pricing environment compared to the prior year period.

All Other category non-GAAP coal revenues decreased $15.1 million, or 41.0%, for the three months ended September 30, 2021 compared to the prior year period primarily due to a decrease in tons sold, partially offset by an increase in realization per ton.

	Three Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2021	2020	$	%
Met segment operations:
Non-GAAP Cost of coal sales	$335,582	$221,415	$114,167	51.6%
Non-GAAP Cost of coal sales per ton	$76.62	$66.51	$10.11	15.2%
Non-GAAP Coal margin per ton	$36.90	$7.28	$29.62	406.9%

All Other category:
Non-GAAP Cost of coal sales	$16,518	$29,234	$(12,716)	(43.5)%
Non-GAAP Cost of coal sales per ton	$47.47	$45.97	$1.50	3.3%
Non-GAAP Coal margin per ton	$14.96	$11.89	$3.07	25.8%

Non-GAAP Cost of coal sales. Met segment operations non-GAAP cost of coal sales increased $114.2 million, or 51.6%, for the three months ended September 30, 2021 compared to the prior year period. The increase was primarily driven by an increase in tons sold and increased supplies and maintenance expense, royalties and taxes, costs of purchased coal, salaries and wages expense, and inventory change during the current period.

All Other category non-GAAP cost of coal sales decreased $12.7 million, or 43.5%, for the three months ended September 30, 2021 compared to the prior year period. The decrease was primarily driven by a decrease in tons sold and decreased supplies and maintenance expense and royalties and taxes, partially offset by inventory change during the current period.

Our non-GAAP cost of coal sales includes purchased coal costs. In the following tables, we calculate Adjusted cost of produced coal sold as non-GAAP cost of coal sales less purchased coal costs.

	Three Months Ended September 30, 2021
(In thousands, except for per ton data)	Met	All Other	Consolidated
Non-GAAP Cost of coal sales	$335,582	$16,518	$352,100
Less: cost of purchased coal sold	(32,168)	—	(32,168)
Adjusted cost of produced coal sold	$303,414	$16,518	$319,932
Produced tons sold	4,107	348	4,455
Adjusted cost of produced coal sold per ton (1)	$73.88	$47.47	$71.81
(1) Cost of produced coal sold per ton for our operations is calculated as non-GAAP cost of produced coal sold divided by produced tons sold.

	Three Months Ended September 30, 2020
(In thousands, except for per ton data)	Met	All Other	Consolidated
Non-GAAP Cost of coal sales	$221,415	$29,234	$250,649
Less: cost of purchased coal sold	(12,511)	70	(12,441)
Adjusted cost of produced coal sold	$208,904	$29,304	$238,208
Produced tons sold	3,142	636	3,778
Adjusted cost of produced coal sold per ton (1)	$66.49	$46.08	$63.05
(1) Cost of produced coal sold per ton for our operations is calculated as non-GAAP cost of produced coal sold divided by produced tons sold.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that is presented as a supplemental measure and is not intended to replace financial performance or liquidity measures determined in accordance with GAAP. Moreover, this measure is not calculated identically by all companies and therefore may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is presented because management believes it is a useful indicator of the financial performance of our coal operations. The following tables present a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021
(In thousands)	Met	All Other	Consolidated
Net income (loss) from continuing operations	$125,750	$(42,057)	$83,693
Interest expense	49	17,289	17,338
Interest income	(1)	(53)	(54)
Income tax expense	—	208	208
Depreciation, depletion and amortization	23,181	1,338	24,519
Non-cash stock compensation expense	6	1,182	1,188
Mark-to-market adjustment - acquisition-related obligations	—	11,676	11,676
Accretion on asset retirement obligations	3,408	3,266	6,674
Amortization of acquired intangibles, net	3,063	(83)	2,980
Adjusted EBITDA	$155,456	$(7,234)	$148,222

	Three Months Ended September 30, 2020
(In thousands)	Met	All Other	Consolidated
Net loss from continuing operations	$(29,656)	$(38,832)	$(68,488)
Interest expense	(188)	18,934	18,746
Interest income	(2)	(374)	(376)
Income tax benefit	—	(45)	(45)
Depreciation, depletion and amortization	41,178	8,058	49,236
Non-cash stock compensation expense	105	973	1,078
Mark-to-market adjustment - acquisition-related obligations	—	3,624	3,624
Accretion on asset retirement obligations	3,800	2,937	6,737
Asset impairment and restructuring (1)	—	(226)	(226)
Amortization of acquired intangibles, net	2,535	(461)	2,074
Adjusted EBITDA	$17,772	$(5,412)	$12,360
(1) Refer to Note 7 for additional information on asset impairment and restructuring during the period.

The following table summarizes Adjusted EBITDA for our Met segment operations and All Other category:

	Three Months Ended September 30,		Increase (Decrease)
(In thousands)	2021	2020	$	%
Adjusted EBITDA
Met segment operations	$155,456	$17,772	$137,684	774.7%
All Other category	(7,234)	(5,412)	(1,822)	(33.7)%
Total	$148,222	$12,360	$135,862	1,099.2%

Met segment operations. Adjusted EBITDA increased $137.7 million, or 774.7%, for the three months ended September 30, 2021 compared to the prior year period. The increase in Adjusted EBITDA was primarily driven by increased coal margin and coal sales volumes.

All Other category. Adjusted EBITDA decreased $1.8 million, or 33.7%, for the three months ended September 30, 2021 compared to the prior year period. The decrease in Adjusted EBITDA was primarily driven by a decrease in tons sold.

Discontinued Operations
The former NAPP operations results of operations and financial position are reported as discontinued operations in the Condensed Consolidated Financial Statements. Refer to Note 2 for further information on discontinued operations. The following tables summarize certain financial information relating to the discontinued operating results which are reported within the All Other category that have been derived from our Condensed Consolidated Financial Statements for the three months ended September 30, 2020:

(In thousands, except for per ton data)	Three Months Ended September 30, 2020 (2)
Coal revenues	$64,765
Less: Freight and handling fulfillment revenues	(1,947)
Non-GAAP Coal revenues	$62,818
Tons sold	1,570
Non-GAAP Coal sales realization per ton	$40.01

Cost of coal sales (exclusive of items shown separately below)	$57,398
Depreciation, depletion and amortization - production (1)	1,503
Accretion on asset retirement obligations	2,390
Amortization of acquired intangibles, net	145
Total Cost of coal sales	$61,436
Less: Freight and handling costs	(1,947)
Less: Depreciation, depletion and amortization - production (1)	(1,503)
Less: Accretion on asset retirement obligations	(2,390)
Less: Amortization of acquired intangibles, net	(145)
Less: Idled and closed mine costs	(713)
Non-GAAP Cost of coal sales	$54,738
Tons sold	1,570
Non-GAAP Cost of coal sales per ton	$34.86
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.
(2) Includes minor residual activity related to our former Powder River Basin (“PRB”) operations.

(In thousands, except for per ton data)	Three Months Ended September 30, 2020 (2)
Coal revenues	$64,765
Less: Total Cost of coal sales (per table above)	(61,436)
GAAP Coal margin	$3,329
Tons sold	1,570
GAAP Coal margin per ton	$2.12

GAAP Coal margin	$3,329
Add: Depreciation, depletion and amortization - production (1)	1,503
Add: Accretion on asset retirement obligations	2,390
Add: Amortization of acquired intangibles, net	145
Add: Idled and closed mine costs	713
Non-GAAP Coal margin	$8,080
Tons sold	1,570
Non-GAAP Coal margin per ton	$5.15
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.
(2) Includes minor residual activity related to our former PRB operations.

Refer to Note 16 for disclosures on the Cumberland Back-to-Back Coal Supply Agreements.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

Revenues

The following table summarizes information about our revenues during the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2021	2020	$ or Tons	%
Coal revenues	$1,426,039	$1,089,764	$336,275	30.9%
Other revenues	4,330	2,572	1,758	68.4%
Total revenues	$1,430,369	$1,092,336	$338,033	30.9%

Tons sold	12,815	11,767	1,048	8.9%

Coal revenues. Coal revenues increased $336.3 million, or 30.9%, for the nine months ended September 30, 2021 compared to the prior year period. The increase was primarily due to an increase in tons sold and higher coal sales realization within our Met segment operations as a result of an improved pricing environment during the most recent quarter. Increasing coal demand, resulting from improved economic activity, coupled with a limited supply response contributed to a rise in coal prices. Refer to the “Non-GAAP Coal revenues” section below for further detail on coal revenues for the nine months ended September 30, 2021 compared to the prior year period.

Cost and Expenses

The following table summarizes information about our costs and expenses during the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2021	2020	$	%
Cost of coal sales (exclusive of items shown separately below)	$1,182,360	$979,180	$203,180	20.8%
Depreciation, depletion and amortization	80,261	143,921	(63,660)	(44.2)%
Accretion on asset retirement obligations	19,970	19,945	25	0.1%
Amortization of acquired intangibles, net	9,402	4,466	4,936	110.5%
Asset impairment and restructuring	(561)	53,981	(54,542)	(101.0)%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	44,891	42,010	2,881	6.9%
Total other operating (income) loss:
Mark-to-market adjustment for acquisition-related obligations	18,009	(13,425)	31,434	234.1%
Other income	(5,290)	(2,023)	(3,267)	(161.5)%
Total costs and expenses	$1,349,042	$1,228,055	$120,987	9.9%

Cost of coal sales. Cost of coal sales increased $203.2 million, or 20.8%, for the nine months ended September 30, 2021 compared to the prior year period. The increase was primarily driven by an increase in tons sold in the current period relative to the prior year period and increased supplies and maintenance expense, royalties and taxes, and salaries and wages expense, partially offset by inventory change during the current period.
Depreciation, depletion and amortization. Depreciation, depletion and amortization decreased $63.7 million, or 44.2%, for the nine months ended September 30, 2021 compared to the prior year period. The decrease in depreciation, depletion and amortization was primarily a result of asset disposals and asset impairments throughout the prior year.

Amortization of acquired intangibles, net. Amortization of acquired intangibles, net increased $4.9 million, or 110.5%, for the nine months ended September 30, 2021 compared to the prior year period. The increase was primarily driven by the lower current period amortization related to below-market acquired coal supply agreements.

Asset impairment and restructuring. Asset impairment and restructuring decreased $54.5 million, or 101.0%, for the nine months ended September 30, 2021 compared to the prior year period. For the nine months ended September 30, 2021, asset impairment and restructuring includes long-lived asset impairment of $0.1 million and restructuring expense of ($0.6) million. For the nine months ended September 30, 2020, asset impairment and restructuring includes long-lived asset impairment of $51.3 million and restructuring expense of $2.7 million. Refer to Note 7 for further information.

Selling, general and administrative. Selling, general and administrative expenses increased $2.9 million, or 6.9%, for the nine months ended September 30, 2021 compared to the prior year period. This increase in expense was primarily related to increases of $2.5 million in incentive pay and $1.5 million in stock compensation expense, partially offset by decreases of $1.0 million in professional fees and $0.7 million in severance expense.
Mark-to-market adjustment for acquisition-related obligations. The mark-to-market adjustment for acquisition-related obligations resulted in a decrease to income of $31.4 million for the nine months ended September 30, 2021 compared to the prior year period. This decrease was related to the $18.0 million Contingent Revenue Obligation mark-to-market adjustment recorded during the nine months ended September 30, 2021 due to changes in underlying fair value assumptions during the current period. Refer to Note 12 for Contingent Revenue Obligation fair value input assumptions.
Other income. Other income increased $3.3 million, or 161.5%, for the nine months ended September 30, 2021 compared to the prior year period, primarily due to an increase in income on sale of assets in the current period.
Other (Expense) Income

The following table summarizes information about our other (expense) income during the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2021	2020	$	%
Other (expense) income:
Interest expense	$(53,290)	$(56,238)	$2,948	5.2%
Interest income	322	6,874	(6,552)	(95.3)%
Equity loss in affiliates	(1,161)	(3,085)	1,924	62.4%
Miscellaneous income (loss), net	5,425	(452)	5,877	1,300.2%
Total other expense, net	$(48,704)	$(52,901)	$4,197	7.9%

Interest income. Interest income decreased $6.6 million, or 95.3%, for the nine months ended September 30, 2021 compared to the prior year period. The decrease was primarily due to the interest income recorded during the three months ended June 30, 2020 associated with the federal income tax interest receivable related to the net operating loss carryback claim.

Miscellaneous income (loss), net. Miscellaneous income (loss), net increased $5.9 million, or 1,300.2%, for the nine months ended September 30, 2021 compared to the prior year period. The increase was primarily due to the net periodic benefit for pension obligations. Refer to Note 14 for additional information.

Income Tax (Expense) Benefit

The following table summarizes information about our income tax (expense) benefit during the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2021	2020	$	%
Income tax (expense) benefit	$(211)	$2,200	$(2,411)	(109.6)%

Income taxes. Income tax expense of $0.2 million was recorded for the nine months ended September 30, 2021 on income from continuing operations before income taxes of $32.6 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to the decrease in the valuation allowance.

Income tax benefit of $2.2 million was recorded for the nine months ended September 30, 2020 on a loss from continuing operations before income taxes of $188.6 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to the increase in the valuation allowance and the recording of a discrete tax benefit related to the refundability of previously sequestered AMT Credits. Refer to Note 13 for additional information.

Non-GAAP Financial Measures

Included below are reconciliations of non-GAAP financial measures to GAAP financial measures.

The following tables summarize certain financial information relating to our coal operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$1,362,119	$63,920	$1,426,039
Less: Freight and handling fulfillment revenues	(252,532)	(504)	(253,036)
Non-GAAP Coal revenues	$1,109,587	$63,416	$1,173,003
Tons sold	11,785	1,030	12,815
Non-GAAP Coal sales realization per ton	$94.15	$61.57	$91.53

Cost of coal sales (exclusive of items shown separately below)	$1,125,840	$56,520	$1,182,360
Depreciation, depletion and amortization - production (1)	75,403	4,321	79,724
Accretion on asset retirement obligations	10,170	9,800	19,970
Amortization of acquired intangibles, net	9,749	(347)	9,402
Total Cost of coal sales	$1,221,162	$70,294	$1,291,456
Less: Freight and handling costs	(252,532)	(504)	(253,036)
Less: Depreciation, depletion and amortization - production (1)	(75,403)	(4,321)	(79,724)
Less: Accretion on asset retirement obligations	(10,170)	(9,800)	(19,970)
Less: Amortization of acquired intangibles, net	(9,749)	347	(9,402)
Less: Idled and closed mine costs	(13,325)	(10,215)	(23,540)
Non-GAAP Cost of coal sales	$859,983	$45,801	$905,784
Tons sold	11,785	1,030	12,815
Non-GAAP Cost of coal sales per ton	$72.97	$44.47	$70.68
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Nine Months Ended September 30, 2021
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$1,362,119	$63,920	$1,426,039
Less: Total Cost of coal sales (per table above)	(1,221,162)	(70,294)	(1,291,456)
GAAP Coal margin	$140,957	$(6,374)	$134,583
Tons sold	11,785	1,030	12,815
GAAP Coal margin per ton	$11.96	$(6.19)	$10.50

GAAP Coal margin	$140,957	$(6,374)	$134,583
Add: Depreciation, depletion and amortization - production (1)	75,403	4,321	79,724
Add: Accretion on asset retirement obligations	10,170	9,800	19,970
Add: Amortization of acquired intangibles, net	9,749	(347)	9,402
Add: Idled and closed mine costs	13,325	10,215	23,540
Non-GAAP Coal margin	$249,604	$17,615	$267,219
Tons sold	11,785	1,030	12,815
Non-GAAP Coal margin per ton	$21.18	$17.10	$20.85
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Nine Months Ended September 30, 2020
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$974,098	$115,666	$1,089,764
Less: Freight and handling fulfillment revenues	(158,258)	(11,392)	(169,650)
Non-GAAP Coal revenues	$815,840	$104,274	$920,114
Tons sold	9,860	1,907	11,767
Non-GAAP Coal sales realization per ton	$82.74	$54.68	$78.19

Cost of coal sales (exclusive of items shown separately below)	$866,572	$112,608	$979,180
Depreciation, depletion and amortization - production (1)	121,679	21,217	142,896
Accretion on asset retirement obligations	10,887	9,058	19,945
Amortization of acquired intangibles, net	7,875	(3,409)	4,466
Total Cost of coal sales	$1,007,013	$139,474	$1,146,487
Less: Freight and handling costs	(158,258)	(11,392)	(169,650)
Less: Depreciation, depletion and amortization - production (1)	(121,679)	(21,217)	(142,896)
Less: Accretion on asset retirement obligations	(10,887)	(9,058)	(19,945)
Less: Amortization of acquired intangibles, net	(7,875)	3,409	(4,466)
Less: Idled and closed mine costs	(13,191)	(9,544)	(22,735)
Non-GAAP Cost of coal sales	$695,123	$91,672	$786,795
Tons sold	9,860	1,907	11,767
Non-GAAP Cost of coal sales per ton	$70.50	$48.07	$66.86
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Nine Months Ended September 30, 2020
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$974,098	$115,666	$1,089,764
Less: Total Cost of coal sales (per table above)	(1,007,013)	(139,474)	(1,146,487)
GAAP Coal margin	$(32,915)	$(23,808)	$(56,723)
Tons sold	9,860	1,907	11,767
GAAP Coal margin per ton	$(3.34)	$(12.48)	$(4.82)

GAAP Coal margin	$(32,915)	$(23,808)	$(56,723)
Add: Depreciation, depletion and amortization - production (1)	121,679	21,217	142,896
Add: Accretion on asset retirement obligations	10,887	9,058	19,945
Add: Amortization of acquired intangibles, net	7,875	(3,409)	4,466
Add: Idled and closed mine costs	13,191	9,544	22,735
Non-GAAP Coal margin	$120,717	$12,602	$133,319
Tons sold	9,860	1,907	11,767
Non-GAAP Coal margin per ton	$12.24	$6.61	$11.33
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2021	2020	$ or Tons	%
Met segment operations:
Tons sold	11,785	9,860	1,925	19.5%
Non-GAAP Coal revenues	$1,109,587	$815,840	$293,747	36.0%
Non-GAAP Coal sales realization per ton	$94.15	$82.74	$11.41	13.8%

All Other category:
Tons sold	1,030	1,907	(877)	(46.0)%
Non-GAAP Coal revenues	$63,416	$104,274	$(40,858)	(39.2)%
Non-GAAP Coal sales realization per ton	$61.57	$54.68	$6.89	12.6%

Non-GAAP Coal revenues. Met segment operations non-GAAP coal revenues increased $293.7 million, or 36.0%, for the nine months ended September 30, 2021 compared to the prior year period. The increase was primarily due to an increase in tons sold and higher average non-GAAP coal sales realization of 13.8% per ton resulting from an improved pricing environment compared to the prior year period.

All Other category non-GAAP coal revenues decreased $40.9 million, or 39.2%, for the nine months ended September 30, 2021 compared to the prior year period primarily due to a decrease in tons sold.

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2021	2020	$	%
Met segment operations:
Non-GAAP Cost of coal sales	$859,983	$695,123	$164,860	23.7%
Non-GAAP Cost of coal sales per ton	$72.97	$70.50	$2.47	3.5%
Non-GAAP Coal margin per ton	$21.18	$12.24	$8.94	73.0%

All Other category:
Non-GAAP Cost of coal sales	$45,801	$91,672	$(45,871)	(50.0)%
Non-GAAP Cost of coal sales per ton	$44.47	$48.07	$(3.60)	(7.5)%
Non-GAAP Coal margin per ton	$17.10	$6.61	$10.49	158.7%

Non-GAAP Cost of coal sales. Met segment operations non-GAAP cost of coal sales increased $164.9 million, or 23.7%, for the nine months ended September 30, 2021 compared to the prior year period. The increase was primarily driven by an increase in tons sold in the current period relative to the prior year period and increased supplies and maintenance expense, royalties and taxes, and salaries and wages expense, partially offset by inventory change during the current period.

All Other category non-GAAP cost of coal sales decreased $45.9 million, or 50.0%, for the nine months ended September 30, 2021 compared to the prior year period. The decrease was primarily driven by a decrease in tons sold and decreased supplies and maintenance expense, royalties and taxes, and salaries and wages expense, partially offset by inventory change during the current period.

Our non-GAAP cost of coal sales includes purchased coal costs. In the following tables, we calculate Adjusted cost of produced coal sold as non-GAAP cost of coal sales less purchased coal costs.

	Nine Months Ended September 30, 2021
(In thousands, except for per ton data)	Met	All Other	Consolidated
Non-GAAP Cost of coal sales	$859,983	$45,801	$905,784
Less: cost of purchased coal sold	(75,074)	—	(75,074)
Adjusted cost of produced coal sold	$784,909	$45,801	$830,710
Produced tons sold	11,028	1,030	12,058
Adjusted cost of produced coal sold per ton (1)	$71.17	$44.47	$68.89
(1) Cost of produced coal sold per ton for our operations is calculated as non-GAAP cost of produced coal sold divided by produced tons sold.

	Nine Months Ended September 30, 2020
(In thousands, except for per ton data)	Met	All Other	Consolidated
Non-GAAP Cost of coal sales	$695,123	$91,672	$786,795
Less: cost of purchased coal sold	(65,777)	(832)	(66,609)
Adjusted cost of produced coal sold	$629,346	$90,840	$720,186
Produced tons sold	9,001	1,894	10,895
Adjusted cost of produced coal sold per ton (1)	$69.92	$47.96	$66.10
(1) Cost of produced coal sold per ton for our operations is calculated as non-GAAP cost of produced coal sold divided by produced tons sold.

Adjusted EBITDA

The following tables present a reconciliation of net income (loss) to Adjusted EBITDA for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021
(In thousands)	Met	All Other	Consolidated
Net income (loss) from continuing operations	$139,354	$(106,942)	$32,412
Interest expense	132	53,158	53,290
Interest income	(6)	(316)	(322)
Income tax expense	—	211	211
Depreciation, depletion and amortization	75,403	4,858	80,261
Non-cash stock compensation expense	22	4,329	4,351
Mark-to-market adjustment - acquisition-related obligations	—	18,009	18,009
Accretion on asset retirement obligations	10,170	9,800	19,970
Asset impairment and restructuring (1)	—	(561)	(561)
Amortization of acquired intangibles, net	9,749	(347)	9,402
Adjusted EBITDA	$234,824	$(17,801)	$217,023
(1) Refer to Note 7 for additional information on asset impairment and restructuring during the period.

	Nine Months Ended September 30, 2020
(In thousands)	Met	All Other	Consolidated
Net loss from continuing operations	$(68,338)	$(118,082)	$(186,420)
Interest expense	(1,494)	57,732	56,238
Interest income	(63)	(6,811)	(6,874)
Income tax benefit	—	(2,200)	(2,200)
Depreciation, depletion and amortization	121,679	22,242	143,921
Non-cash stock compensation expense	410	3,790	4,200
Mark-to-market adjustment - acquisition-related obligations	—	(13,425)	(13,425)
Accretion on asset retirement obligations	10,887	9,058	19,945
Asset impairment and restructuring (1)	32,951	21,030	53,981
Management restructuring costs (2)	501	439	940
Loss on partial settlement of benefit obligations	—	1,230	1,230
Amortization of acquired intangibles, net	7,875	(3,409)	4,466
Adjusted EBITDA	$104,408	$(28,406)	$76,002
(1) Refer to Note 7 for additional information on asset impairment and restructuring during the period.
(2) Management restructuring costs are related to severance expense associated with senior management changes in the three months ended March 31, 2020.

The following table summarizes Adjusted EBITDA for our Met segment operations and All Other category:

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2021	2020	$	%
Adjusted EBITDA
Met operations	$234,824	$104,408	$130,416	124.9%
All Other	(17,801)	(28,406)	10,605	37.3%
Total	$217,023	$76,002	$141,021	185.5%

Met segment operations. Adjusted EBITDA increased $130.4 million, or 124.9%, for the nine months ended September 30, 2021 compared to the prior year period. The increase in Adjusted EBITDA was primarily driven by increased coal margin and coal sales volumes.

All Other category. Adjusted EBITDA increased $10.6 million, or 37.3%, for the nine months ended September 30, 2021 compared to the prior year period. The increase in Adjusted EBITDA was primarily driven by decreases in cost of coal sales and increases in sales realization per ton, partially offset by a decrease in tons sold.

Discontinued Operations
The former NAPP operations results of operations and financial position are reported as discontinued operations in the Condensed Consolidated Financial Statements. Refer to Note 2 for further information on discontinued operations. The following tables summarize certain financial information relating to the discontinued operating results which are reported within the All Other category that have been derived from our Condensed Consolidated Financial Statements for the nine months ended September 30, 2020:

(In thousands, except for per ton data)	Nine Months Ended September 30, 2020 (2)
Coal revenues	$189,171
Less: Freight and handling fulfillment revenues	(9,785)
Non-GAAP Coal revenues	$179,386
Tons sold	4,372
Non-GAAP Coal sales realization per ton	$41.03

Cost of coal sales (exclusive of items shown separately below)	$167,663
Depreciation, depletion and amortization - production (1)	10,545
Accretion on asset retirement obligations	3,861
Amortization of acquired intangibles, net	714
Total Cost of coal sales	$182,783
Less: Freight and handling costs	(9,785)
Less: Depreciation, depletion and amortization - production (1)	(10,545)
Less: Accretion on asset retirement obligations	(3,861)
Less: Amortization of acquired intangibles, net	(714)
Less: Idled and closed mine costs	(2,194)
Non-GAAP Cost of coal sales	$155,684
Tons sold	4,372
Non-GAAP Cost of coal sales per ton	$35.61
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.
(2) Includes minor residual activity related to our former PRB operations.

(In thousands, except for per ton data)	Nine Months Ended September 30, 2020 (2)
Coal revenues	$189,171
Less: Total Cost of coal sales (per table above)	(182,783)
GAAP Coal margin	$6,388
Tons sold	4,372
GAAP Coal margin per ton	$1.46

GAAP Coal margin	$6,388
Add: Depreciation, depletion and amortization - production (1)	10,545
Add: Accretion on asset retirement obligations	3,861
Add: Amortization of acquired intangibles, net	714
Add: Idled and closed mine costs	2,194
Non-GAAP Coal margin	$23,702
Tons sold	4,372
Non-GAAP Coal margin per ton	$5.42

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
We believe that cash on hand and cash generated from our operations will be sufficient to meet our working capital requirements, anticipated capital expenditures, debt service requirements, acquisition-related obligations, and reclamation obligations for the next 12 months. We rely on a number of assumptions in budgeting for our future activities. These include the costs for mine development to sustain capacity of our operating mines, our cash flows from operations, effects of regulation and taxes by governmental agencies, mining technology improvements and reclamation costs. These assumptions are inherently subject to significant business, political, economic, regulatory, environmental and competitive uncertainties, pending and existing climate-related initiatives, contingencies and risks, all of which are difficult to predict and many of which are beyond our control. Increased scrutiny of ESG matters specific to the coal sector could negatively influence our ability to raise capital in the future and result in a reduced number of surety and insurance providers. We may need to raise additional funds if market conditions deteriorate, and we may not be able to do so in a timely fashion, on terms acceptable to us, or at all; or one or more of our assumptions prove to be incorrect or if we choose to expand our acquisition, exploration, appraisal, or development efforts or any other activity more rapidly than we presently anticipate. Additionally, we may elect to raise additional funds before we need them if the conditions for raising capital are favorable. We may seek to sell equity or debt securities or obtain additional bank credit facilities. The sale of equity securities could result in dilution to our stockholders. The incurrence of additional indebtedness could result in increased fixed obligations and additional covenants that could restrict our operations.

Liquidity and Cash Collateral

At September 30, 2021, we had total liquidity of $183.3 million, including cash and cash equivalents of $78.3 million and $105.0 million of unused commitments available under the Amended and Restated Asset-Based Revolving Credit Agreement (the “ABL Facility”), subject to limitations described therein. Under the ABL Facility, we may borrow cash or obtain letters of credit, on a revolving basis with any borrowings having a maturity date of April 3, 2022. We are in the process of refinancing the ABL Facility and expect that process to be complete prior to the maturity date. We anticipate a reduction in the size of the ABL facility with borrowing capacity expected to be approximately $150 million for the new facility. We expect the new facility to have sufficient availability to support our outstanding letters of credit under the current ABL Facility; however there can be no assurance that we will be able to refinance the ABL Facility in a timely manner, or at all. Availability under the ABL Facility is calculated on a monthly basis and fluctuates based on qualifying amounts of coal inventory and trade accounts receivable (the “Borrowing Base”) and the facility's covenant limitations related to our Fixed Charge Coverage Ratio (refer to Analysis of Material Debt Covenants below). In accordance with terms of the ABL Facility, we may be required to cash collateralize the ABL Facility to the extent outstanding borrowings and letters of credit under the ABL Facility exceed the Borrowing Base after considering covenant limitations.

To secure our obligations under certain worker’s compensation, black lung and reclamation-related obligations and financial payments and other performance obligations, we are required to provide cash collateral. At September 30, 2021, we had cash collateral in the amounts of $84.0 million, $28.7 million, and $0.5 million classified as long-term restricted cash, long-term restricted investments, and long-term deposits, respectively, on our Condensed Consolidated Balance Sheets. Future regulatory changes relating to these obligations could result in increased obligations, additional costs, or additional collateral requirements which could require greater use of alternative sources of funding for this purpose, which would reduce our liquidity. Refer to the DCMWC Reauthorization Process section below for information related to the new authorization process for self-insured coal mine operators being implemented by the U.S. Department of Labor (Division of Coal Mine Workers’ Compensation). Additionally, as of September 30, 2021, we had $7.6 million of short-term restricted cash held in escrow related to our contingent revenue obligation. Refer to Note 10 for further information regarding the contingent revenue obligation.

In a continued strategic effort to reduce our outstanding debt and strengthen our balance sheet, we repurchased at a discount certain outstanding principal borrowings of $18.7 million and made a voluntary prepayment of $31.0 million of outstanding principal borrowings under the Term Loan Credit Facility during the three months ending September 30, 2021.

Refer to Note 9 for additional disclosures on long-term debt. Subject to continued coal market strength and available liquidity, we are planning to continue our efforts to substantially deleverage the balance sheet in coming quarters.

On July 26, 2021, we repaid in full the West Virginia allocation of the Lexington Coal Company (“LCC”) note payable (“LCC Note Payable”) in the amount of $21.2 million. The final $7.7 million payment was originally due in July of 2022, but we negotiated the return of $14.0 million of surety collateral in exchange for early repayment, which allowed us to eliminate that portion of the debt a year early and at a lower net cash outflow than was previously expected in 2021. As of September 30, 2021, $2.3 million remained on the Kentucky allocation of the LCC Note Payable, which we originally expected would be paid in July of 2022. In October 2021, we elected to repay in full, during the fourth quarter of 2021, the remaining LCC Note Payable in the amount of $2.3 million and the remaining obligation to contribute into the LCC’s water treatment restricted accounts (the “LCC Water Treatment Stipulation”) in the amount of $5.0 million. Refer to Note 9 for additional disclosures on long-term debt.

Business Updates

On September 14, 2021, Moody’s Investors Service ("Moody's") upgraded our Corporate Family Rating to B3 from Caa1, Probability of Default Rating to B3-PD from Caa1-PD, Senior Secured First Lien Bank Credit Facility Rating to B3 (LGD4) from Caa2 (LGD4), and Speculative Grade Liquidity Rating to SGL-2 from SGL-3 which were upgraded from Moody’s previous ratings which were released on April 16, 2021. The rating outlook is stable. Should we receive any negative outlook ratings in the future, such negative outlook ratings would bring potential liquidity risks for us, including the risks of declines in our stock value, declines in our cash and cash equivalents, less availability and higher costs of additional credit, and requests for additional collateral by surety providers.

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

Income Taxes

In August 2021, we received our expected $64.2 million of federal income tax refund and $5.4 million of associated interest payment related to an NOL carryback claim. Refer to Note 13 for further income tax disclosures.

Pension Plans

As a result of the recent funding relief granted under the American Rescue Plan Act, estimated contributions requirements to the pension plans were reduced relative to our previous estimates. We are not required to make additional contributions to the pension plans in the remainder of 2021. Refer to Note 14 for further disclosures related to this obligation.

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

The reauthorization process provided us with the right to appeal the security determination in writing within 30 days of the date of the notification, which appeal period the DCMWC agreed to extend to May 22, 2020, and we exercised this right of appeal. We strongly disagree with the DCMWC’s substantially higher collateral determination and the methodology through which the calculation was derived. However, there has been no substantive activity under the appeal since its filing. In February 2021, the U.S. Department of Labor withdrew its Federal Register notice seeking comments on its bulletin describing its new method of calculating collateral requirements. The Department removed the bulletin from its website in May 2021. If our appeal is unsuccessful, we may be required to provide additional letters of credit in order to receive self-insurance reauthorization from the DCMWC or insure these black lung obligations through a third party provider, which would likely also require us to provide additional collateral. Either of these outcomes would significantly reduce our liquidity.

Cash Flows

Cash, cash equivalents, and restricted cash decreased by $74.6 million and $55.1 million over the nine months ended September 30, 2021 and 2020, respectively. The net change in cash, cash equivalents, and restricted cash was attributable to the following:

	Nine Months Ended September 30,
	2021	2020
Cash flows (in thousands):
Net cash provided by operating activities	$70,573	$73,033
Net cash used in investing activities	(62,302)	(124,833)
Net cash used in financing activities	(82,916)	(3,277)
Net decrease in cash and cash equivalents and restricted cash	$(74,645)	$(55,077)

Operating Activities

Net cash flows provided by operating activities consist of net income (loss) adjusted for non-cash items. Net cash provided by operating activities for the nine months ended September 30, 2021 was $70.6 million and was primarily attributable to net income of $31.3 million adjusted for depreciation, depletion and amortization of $80.3 million, accretion on asset retirement obligations of $20.0 million, mark-to-market adjustment for acquisition-related obligations of $18.0 million, amortization of acquired intangibles, net of $9.4 million, and amortization of debt issuance costs and accretion of debt discount of $9.4 million, partially offset by the change in our operating assets and liabilities of $100.7 million.

Net cash provided by operating activities for the nine months ended September 30, 2020 was $73.0 million and was primarily attributable to net loss of $346.7 million adjusted for asset impairment and restructuring of $221.5 million, depreciation, depletion and amortization of $154.5 million, deferred income taxes of $33.0 million, accretion on asset retirement obligations of $23.8 million, employee benefit plans, net of $15.1 million, and amortization of debt issuance costs and accretion of debt discount of $11.1 million, partially offset by a mark-to-market adjustment for acquisition-related obligations of $13.4 million and the change in our operating assets and liabilities of $33.6 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 was $62.3 million, primarily driven by capital expenditures of $60.4 million and purchases of investment securities of $15.5 million, partially offset by maturity of investment securities of $10.5 million and proceeds on disposal of assets of $7.5 million.

Net cash used in investing activities for the nine months ended September 30, 2020 was $124.8 million, primarily driven by capital expenditures of $118.9 million and purchases of investment securities of $18.6 million, partially offset by maturity of investment securities of $12.7 million.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2021 was $82.9 million, primarily attributable to principal repayments of long-term debt of $61.9 million and repurchases of long-term debt of $18.4 million.

Net cash used in financing activities for the nine months ended September 30, 2020 was $3.3 million, primarily attributable to principal repayments of long-term debt of $58.3 million, mostly offset by proceeds from borrowings on debt of $57.5 million.

Long-Term Debt

Refer to Note 9 for additional disclosures on long-term debt.

Analysis of Material Debt Covenants

We are in compliance with all covenants under the Credit Agreement’s Term Loan Credit Facility and the Amended and Restated Asset-Based Revolving Credit Agreement, as of September 30, 2021. A breach of the covenants in the Credit Agreement’s Term Loan Credit Facility or the Amended and Restated Asset-Based Revolving Credit Agreement could result in a default under the terms of such agreement, and the respective lenders could then elect to declare all amounts borrowed due and payable.

Pursuant to the Amended and Restated Asset-Based Revolving Credit Agreement, during any Liquidity Period (capitalized terms as defined in the Amended and Restated Asset-Based Revolving Credit Agreement), our Fixed Charge Coverage Ratio cannot be less than 1.0 as of the last day of any Test Period, commencing with the Test Period ended immediately preceding the commencement of such Liquidity Period. The Fixed Charge Coverage Ratio is calculated as (a) Consolidated EBITDA of the Company and its Restricted Subsidiaries for such period, minus non-financed Capital Expenditures (including Capital Expenditures financed with the proceeds of any Loans) paid or payable currently in cash by the Company or any of its Subsidiaries for such period to (b) the Fixed Charges of the Company and its Restricted Subsidiaries during such period. As of September 30, 2021, we were not in a Liquidity Period.

Acquisition-Related Obligations

Refer to Note 10 for additional disclosures on acquisition-related obligations.

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

Our contractual obligations relating to transportation commitments increased during the nine months ended September 30, 2021 primarily as a result of new agreements during the period. Additionally, our contractual obligations relating to coal purchase commitments decreased during the nine months ended September 30, 2021 primarily as a result of fewer coal purchase agreements in the current period compared to the prior year period. The table below reflects these obligations as of September 30, 2021:

(in thousands)	Remainder of 2021	2022	2023	2024	2025	After 2025	Total
Transportation commitments	$—	$14,905	$—	$—	$—	$—	$14,905
Coal purchase commitments (1)	$22,647	$—	$—	$—	$—	$—	$22,647
(1) Includes an estimated $3.0 million related to contractually committed fixed priced tons from vendors with historical performance resulting in less than 20% of the committed tonnage being delivered.

We expect to spend between $88.0 million and $98.0 million on capital expenditures during 2021.

Refer to Note 9 and Note 10 for additional disclosures on long-term debt and acquisition-related obligations, respectively.

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
Our critical accounting policies are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020. Our critical accounting policies remain unchanged at September 30, 2021. Refer to Note 1 for disclosures related to new accounting policies adopted.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of September 30, 2021. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of September 30, 2021.

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

We may be unable to generate sufficient taxable income from future operations, or other circumstances could arise, which may significantly further limit our ability to utilize our tax net operating loss carryforwards or maintain our deferred tax assets.

We acquired the core coal assets of Alpha Natural Resources, Inc. as part of Alpha Natural Resources, Inc.’s bankruptcy restructuring in transactions intended to be treated as a tax-free reorganization for U.S. federal income tax purposes. As a result of these transactions, we inherited the tax basis of the core assets and the net operating loss and other carryforwards of Alpha Natural Resources, Inc. These carryforwards and tax basis were subject to reduction on December 31, 2016 due to the cancellation of indebtedness resulting from Alpha Natural Resources, Inc.’s bankruptcy restructuring. Due to the change in ownership, the net operating loss and other carryforwards will be subjected to limitations on their use in future years and additional changes in ownership in future years may significantly further reduce the annual amount of the net operating loss and other carryforwards available to be utilized. In addition, we do not have a long history of operating results, and if we are unable to generate profits in the future, we may be unable to utilize these carryforwards. As of September 30, 2021 and December 31, 2020, a valuation allowance of $250.7 million and $263.4 million, respectively, has been provided on federal and state net operating loss carryforwards and other deferred tax assets not expected to provide future tax benefits.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information about shares of common stock that were repurchased during the third quarter of 2021.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (2),(3)
July 1, 2021 through July 31, 2021	4,290	$24.64	—	$67,552
August 1, 2021 through August 31, 2021	—	$—	—	$67,552
September 1, 2021 through September 30, 2021	—	$—	—	$67,552
	4,290		—	$67,522
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

Exercises and repurchases related to the Company’s outstanding Series A warrants during the current quarter were immaterial.

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

ALPHA METALLURGICAL RESOURCES, INC.
Date: November 5, 2021	By:	/s/ Charles Andrew Eidson
	Name:	Charles Andrew Eidson
	Title:	President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
3.1*
Second Amended and Restated Certificate of Incorporation of Contura Energy, Inc. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018), as amended on January 22, 2021

3.2*
Third Amended and Restated Bylaws of Contura Energy, Inc. (Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Contura Energy, Inc. (File No. 001-38735) filed on March 18, 2020), as amended on January 22, 2021

31*	Certifications Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32**	Certifications Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002
95*	Mine Safety Disclosure Exhibit
101*
The following financial information from Alpha Metallurgical Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
** Furnished herewith