Form 10-K
period 2021-12-31
Alpha Metallurgical Resources, Inc.
filed 2022-03-07
CIK 1704715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes   ☒ No

The aggregate market value of the Common Stock held by non-affiliates of the registrant (excluding outstanding shares beneficially owned by directors, executive officers, and other affiliates) on June 30, 2021, was approximately $270 million based on the closing price of the Company’s common stock as reported that date on the New York Stock Exchange of $25.63 per share. Such assumptions should not be deemed to be conclusive for any other purpose.

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of February 28, 2022: 18,532,992

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2022 annual meeting of stockholders (the “Proxy Statement”), which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2021.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements.” These statements, which involve risks and uncertainties, relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable and may also relate to our future prospects, developments and business strategies. We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should” and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements, but these terms and phrases are not the exclusive means of identifying such statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those expressed in or implied by these forward-looking statements.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•the financial performance of the company;
•our liquidity, results of operations and financial condition;
•our ability to generate sufficient cash or obtain financing to fund our business operations;
•our indebtedness and potential future indebtedness;
•depressed levels or declines in coal prices;
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
•our ability to consummate financing or refinancing transactions, and other services, and the form and degree of these services available to us, which may be significantly limited by the lending, investment and similar policies of financial institutions and insurance companies regarding carbon energy producers and the environmental impacts of coal combustion;
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
•inherent risks of coal mining, including those that are beyond our control;
•changes in the ownership of our equity, which may significantly further reduce the annual amount of the net operating loss and other carryforwards available to be utilized;
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

•failures in performance, or non-performance, of services by third-party contractors, including contract mining and reclamation contractors; and
•disruption in third-party coal supplies.

The factors identified above are not exhaustive. We caution readers not to place undue reliance on any forward-looking statements, which are based on information currently available to us and speak only as of the dates on which they are made. When considering these forward-looking statements, you should keep in mind the cautionary statements in this report. We do not undertake any responsibility to publicly revise these forward-looking statements to take into account events or circumstances that occur after the date of this report. Additionally, except as expressly required by federal securities laws, we do not undertake any responsibility to update you on the occurrence of any unanticipated events, which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this report.

Part I

Item 1. Business
Unless otherwise indicated or the context otherwise requires, references in this “Item 1. Business” section to “the combined company,” “we,” “us” and other similar terms refer to Alpha Metallurgical Resources, Inc. and its consolidated subsidiaries (previously Contura Energy, Inc. and its consolidated subsidiaries). Disclosures in this “Item1. Business” section should be read in conjunction with “Item 1A. Risk Factors” for further discussion of factors impacting our business. Effective February 1, 2021, we changed our corporate name from Contura Energy, Inc. to Alpha Metallurgical Resources, Inc. to more accurately reflect our strategic focus on the production of metallurgical coal. Following the effectiveness of our name change, our ticker symbol on the New York Stock Exchange changed from “CTRA” to “AMR” effective on February 4, 2021.
Our Company
We are a Tennessee-based mining company with operations in Virginia and West Virginia. With customers across the globe, high-quality reserves and significant port capacity, we reliably supply metallurgical coal products to the steel industry. We operate highly productive, cost-competitive coal mines across the Central Appalachia (“CAPP”) coal basin. Our portfolio of mining operations consists of 13 underground mines, seven surface mines and eight coal preparation plants. We own a 65.0% interest in Dominion Terminal Associates (“DTA”), a coal export terminal in Newport News, Virginia. DTA provides us with the ability to fulfill a broad range of customer coal quality requirements through coal blending, while also providing storage capacity and transportation flexibility.
We predominantly produce metallurgical (“met”) coal, which is shipped to domestic and international steel and coke producers. Although our strategic focus is on the production of met coal, we also produce thermal coal which is primarily sold to the domestic power generation industry. Refer to Notes 23 and 24 to the Consolidated Financial Statements for geographical information about our coal sales and additional segment information.

We have a substantial reserve base of 351.1 million tons of proven and probable reserves as of December 31, 2021. Our reserve base consists of 335.8 million tons of proven and probable metallurgical reserves, and 15.3 million tons of proven and probable thermal reserves. Additionally, we have approximately 381.7 million tons of in situ bituminous coal resources as of December 31, 2021.

Through our operations across the CAPP coal basin in Virginia and West Virginia, we are able to source coal from multiple mines to meet the needs of a long-standing global customer base, many of which have been served by us or our predecessors for decades. We are continuously evaluating opportunities to strategically cultivate current relationships to drive new business in our target growth markets. Additionally, the trade tensions between China and Australia have not yet been resolved and China’s ban on Australian coal remains in place, creating opportunities for other producers to fulfill China’s need for high quality metallurgical coal. Although there is little certainty about when circumstances may change between China and Australia, we have been pleased to expand our customer base in 2021 and hope to continue cultivating relationships that could develop into long-term contracts. We are also strategically expanding our marketing efforts to grow Alpha’s metallurgical sales opportunities throughout other parts of Asia. In addition, our experienced management team regularly analyzes potential acquisitions, joint ventures and other opportunities that would be accretive and synergistic to our existing asset portfolio.

During 2020, our Kepler, Marfork, and Aracoma mining complexes began production at newly developed mines Road Fork 52, Black Eagle, and Lynn Branch. Production at these mines increased in 2021. Road Fork 52 and Lynn Branch produce Low-Vol. and High-Vol. B met coal, respectively, while the Black Eagle mine produces High-Vol A met coal.

Our History
We were formed in 2016 to acquire and operate certain of Alpha Natural Resources, Inc.’s former core coal operations, as part of the Alpha Natural Resources, Inc. Plan of Reorganization. We entered into various settlement agreements with the Debtors, their bankruptcy successor, and third parties as part of the Debtors’ bankruptcy reorganization process. We assumed acquisition-related obligations through those settlement agreements, which became effective on July 26, 2016, the effective date of the Debtors’ Plan of Reorganization. Refer to Note 15 to the Consolidated Financial Statements for further information on our acquisition-related obligations.

On December 8, 2017, we closed a transaction with Blackjewel L.L.C. (“Blackjewel”) to sell our Eagle Butte and Belle Ayr mines (the “Western Mines”) located in the Powder River Basin (“PRB”), Wyoming, along with related coal reserves, equipment, infrastructure and other real properties. On October 4, 2019, we closed on a transaction with Eagle Specialty

Materials (“ESM”), the ESM Transaction, in connection with Blackjewel’s subsequent bankruptcy filing. On May 29, 2020, certain of our subsidiaries (Contura Coal West, LLC and Contura Wyoming Land, LLC), one of which held the mining permits for the Western Mines, were merged with certain subsidiaries of ESM to become wholly-owned subsidiaries of ESM and to complete the permit transfer process in connection with the ESM Transaction.

On November 9, 2018, we merged with Alpha Natural Resources Holdings, Inc. and ANR, Inc. Upon the consummation of the transactions contemplated by a definitive merger agreement (the “Merger Agreement”), our common stock began trading on the New York Stock Exchange under the ticker “CTRA.” Previously, our shares traded on the OTC market under the ticker “CNTE.”

On December 10, 2020, we closed on a transaction with Iron Senergy Holdings, LLC, to sell our thermal coal mining operations located in Pennsylvania consisting primarily of our Cumberland mining complex and related property (our former Northern Appalachia (“NAPP”) operations). This transaction accelerated our strategic exit from thermal coal production to shift our focus to met coal production. The former NAPP operations’ results of operations and financial position are reported as discontinued operations in the Consolidated Financial Statements. Refer to Note 3 to the Consolidated Financial Statements for further information on discontinued operations.

Effective February 1, 2021, we changed our corporate name from Contura Energy, Inc. to Alpha Metallurgical Resources, Inc. to more accurately reflect our strategic focus on the production of met coal. Following the effectiveness of our name change, our ticker symbol on the New York Stock Exchange changed from “CTRA” to “AMR” effective on February 4, 2021.

Our Mining Operations and Properties

The following table provides a summary of information regarding our material and active mining complexes as of December 31, 2021 (see also “Item 2. Properties” for further information):

(Amounts in thousands, except for mine data)						Tons Sold (4)
Mining Complex	Location	Acquired	Mines (1)	Equipment (2)	Rail (3)	2021	2020	2019	Carrying Value (5)	Reserves (6)
Met
Aracoma	WV	2018	3	CM	CSX	2,221	1,564	1,775	$170,593	44,181
Kepler	WV	2018	1	CM	CSX/NS	1,571	800	912	$234,003	48,611
Kingston	WV	2018	4	CM/S/H	CSX	2,348	2,040	1,410	$21,256	32,489
Marfork	WV	2018	5	CM/S/H	CSX	4,032	3,394	3,446	$288,551	145,741
McClure/Toms Creek	VA	2016	5	CM/S/H	CSX/NS	4,033	3,706	3,891	$47,873	80,077
(1) Number of active mines as of December 31, 2021.
(2) Equipment: S = Shovel/Excavator/Loader/Trucks; CM = Continuous Miner; H = Highwall Miner
(3) CSX = CSX Transportation; NS = Norfolk Southern Railway Company
(4) Tons of coal purchased from third parties and not processed are not included.
(5) Net book value of property, plant and equipment and owned and leased mineral rights as of December 31, 2021.
(6) Proven and probable reserves as of December 31, 2021. Refer to Item 2. Properties for further information.

Aracoma – Aracoma is a mining complex located in Logan, Mingo, and Boone counties, West Virginia. The complex has three active underground mines which produce primarily High-Vol. B quality met coal from the Upper Chilton, Upper Cedar Grove, and No. 2 Gas coal seams. Mine lives range from 5 to 17 years. Coal is processed at the Bandmill Preparation Plant and loaded onto CSX rail for delivery to customers.

Kepler – Kepler is a mining complex located in Wyoming, McDowell, and Raleigh counties, West Virginia. The complex has one active underground mine (with an estimated life of 30 years) which produces primarily Low-Vol. quality met coal from the Pocahontas No. 3 coal seam. Coal is processed at the Kepler Preparation Plant and either loaded onto NS rail or trucked to the Feats Loadout and loaded onto the CSX rail for delivery to customers.

Kingston – Kingston is a mining complex located in Fayette and Raleigh counties, West Virginia. The complex has one active underground mine which produces primarily Mid-Vol. quality met coal from the Douglas coal seam. The complex also has three active surface mines which produced High-Vol. A quality met coal as well as some thermal quality coal as a by-product of mining from multiple coal seams. Mine lives range from 2 to 21 years. Coal from the underground mine is processed at the Kingston Preparation Plant and trucked to the Pax Loadout to be loaded onto CSX rail for delivery to customers. Coal from the surface mines may be processed through the Kingston Preparation Plant, trucked to and processed through the Mammoth or Marfork Preparation Plants, or trucked directly to the Pax Loadout or Marmet Dock for delivery to customers.

Marfork – Marfork is a mining complex located in Raleigh, Boone, Kanawha, and Fayette counties, West Virginia. The complex has three active underground mines which produce High-Vol. A quality met coal from the Eagle coal seam. The complex also has two active surface mines which produce High-Vol. A quality met coal as well as some thermal quality coal as a by-product of mining from multiple coal seams. Mine lives range from 1 to 35 years. Coal from the underground mines is processed at the Marfork Preparation Plant and loaded onto the CSX rail for delivery to customers. Coal from the surface mines may be processed through the Marfork Preparation Plant or trucked directly to the Pax Loadout or the Marmet Dock for delivery to customers.

McClure/Toms Creek – McClure/Toms Creek is a mining complex located in Dickenson, Buchanan, Russell, and Wise counties, Virginia. The complex has three active underground mines which produce High-Vol. A and Mid-Vol. quality met coal from the Upper Banner, Lower Banner, and Jawbone coal seams. The complex also has two active surface mines which produce High-Vol. A and Mid-Vol quality met coal as well as some thermal quality coal as a by-product of mining from multiple coal seams. Mine lives range from 3 to 42 years. Coal is processed at either the McClure Preparation Plant or the Toms Creek Preparation Plant and loaded on the CSX or NS rail, respectively for delivery to customers.

Equipment

Our plant and equipment, including underground and surface equipment, are of varying age, in good operational condition, and are regularly maintained and serviced by a dedicated maintenance workforce and third-party suppliers, including scheduled preventive maintenance.
Preparation Plants, Loadouts, and Docks
The following is a summary of information regarding our active preparation plants as of December 31, 2021:

Preparation Plant	Year Constructed/Upgraded	Processing Capacity (Tons per hour)	Utilization %	Power Source
Met
Bandmill	2010	1,200	60%	American Electric Power
Kepler	1967	900	51%	American Electric Power
Kingston	1974	700	58%	American Electric Power
Marfork	1994/2019	2,400	54%	American Electric Power
McClure	1979/2019	1,100	61%	American Electric Power
Toms Creek	1980/2004	1,100	39%	American Electric Power

The following is a summary of information regarding our active loadouts and docks as of December 31, 2021:

Loadout/Dock	Year Constructed	Loading Capacity (Tons per hour)
Pax Loadout	2006	3,500
Feats Loadout	1975	3,500
Marmet Dock	1986	1,600

Export Terminal

The following is a summary of information regarding DTA (in which we own a 65% interest) as of December 31, 2021:

Export Terminal	Year Constructed	Loading Capacity (Tons per hour)	Storage Capacity (Net tons)
DTA	1984	Up to 6,500	1.7 million

Coal Mining Techniques

We use four different mining techniques to extract coal from the ground: room-and-pillar mining, truck-and-shovel mining and truck and front-end loader mining, contour mining, and highwall mining. We do not use mountaintop removal mining and currently have no plans to do so in the future.

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

Contour Mining

We use contour mining at certain of our CAPP surface mines, which limits the overburden removal from above a coal seam or series of coal seams. In contour mining, surface mining machinery follows the contours of a coal seam or seams around a ridge, excavating the overburden and recovering the coal seam or seams as a “contour bench” around the ridge is created. This contour bench is then backfilled and graded in accordance with an approved reclamation plan. Highwall mining methods are used in connection with some contour mining operations. Depending on geology and market destination, coal mined by contour mining may need to be processed in preparation plants to remove rock and impurities before it becomes a saleable clean coal.

Highwall Mining

We utilize highwall mining methods at certain of our CAPP surface mines. A highwall mining system consists of a remotely controlled continuous miner, which extracts coal and conveys it via augers or belt conveyors to the surface. The cut is typically a rectangular, horizontal opening in the highwall (the unexcavated face of exposed overburden and coal in a surface mine) 9-feet or 11-feet wide and reaching depths of up to 1,000 feet. Multiple parallel openings are driven into the highwall, separated by narrow pillars that extend the full depth of the hole. All of the coal mined at our highwall mining operations is processed in preparation plants to remove rock and impurities before it becomes saleable clean coal.

Financial Information About Reportable Segments and Geographic Areas
Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition—Results of Operations” and Notes 23 and 24 to the Consolidated Financial Statements for financial information about our reportable segment and geographic areas.
Marketing, Sales and Customer Contracts

We market coal produced at our operations and purchase and resell coal mined by others. We have coal supply commitments with a wide range of steel and coke manufacturers, industrial customers, and electric utilities. Our marketing efforts are centered on meeting customer needs and requirements. By offering coal of various grades, we are able to provide the specific qualities relevant to our customers and to serve a global customer base. Through this global platform, our coals are shipped to customers on five continents. Our broad customer and product base allows us to adjust to changing market conditions. Many of our larger customers are well-established steel manufacturers and public utilities.
Our coal volumes include coal produced and processed by us, our “captive coal,” as well as small volumes purchased from third-party producers to blend with our produced coal in order to meet customer specifications. These volumes are processed by us, meaning that we washed, crushed or blended the coal at one of our preparation plants or loading facilities prior to resale. Our coal volumes within our Met segment operations also include met coal volumes purchased from domestic third-party producers and sold into international markets.
Our export shipments serviced customers in 25 and 23 countries during the years ended December 31, 2021 and 2020, respectively. Asia was our largest export market for the year ended December 31, 2021, with coal sales to Asia accounting for approximately 49% of export coal revenues and 37% of coal revenues. For the year ended December 31, 2021, coal sales to Europe accounted for approximately 23% of export coal revenues and 17% of coal revenues. Europe was our largest export market for the year ended December 31, 2020, with coal sales to Europe accounting for approximately 34% of export coal revenues and 22% of coal revenues. For the year ended December 31, 2020, coal sales to Asia accounted for approximately 28% of export coal revenues and 18% of coal revenues. All of our sales are conducted in U.S. dollars. Refer to Note 23 to the Consolidated Financial Statements for additional export coal revenue information.
Our met coal sales are typically made with customers with whom we have a long-term relationship. Domestic met customers typically enter into one-year agreements with a fixed price for the entire contract year. Any longer-term agreement would generally have a renegotiation of price each subsequent contract year. Export sales are generally made on an annual, quarterly, or spot cargo basis. Annual and quarterly agreements typically have market-indexed pricing that changes with the market monthly. Any export agreement with a term greater than one year would generally have a renegotiation of pricing terms for each subsequent contract year. Volume for future years is generally contingent on both parties agreeing to a pricing mechanism to cover the contract year.

We often enter into long-term contracts with our thermal coal customers. Terms of these agreements may address coal quality requirements, quantity parameters, flexibility and adjustment mechanisms, permitted sources of supply, treatment of environmental constraints, options to extend, force majeure, suspension, termination and assignment issues, the allocation between the parties of the cost of complying with future governmental regulations and many other matters.
Generally, our long-term thermal coal agreements contain committed volumes and fixed prices for a period or a certain number of periods pursuant to which thermal coal will be delivered under these agreements. After a fixed price period elapses, the long-term agreement may provide for a price negotiation/determination period prior to the commencement of the pending unpriced contract period. The price negotiations generally consider either then current market prices and/or relevant market indices. Provisions of this sort increase the difficulty of predicting the exact prices a coal supplier will receive for its coal during the course of the long-term agreement. During the years ended December 31, 2021 and 2020, approximately 76% and 71%, respectively, of our thermal coal sales volume were delivered pursuant to long-term contracts.
Distribution and Transportation
Coal consumed domestically is usually sold at the mine and transportation costs are normally borne by the purchaser. Export coal is usually sold at the loading port, with purchasers responsible for further transportation.
For our export sales, we negotiate transportation agreements with various providers, including railroads, trucks, barge lines, and terminal facilities to transport shipments to the relevant loading port. We coordinate with customers, mining facilities and transportation providers to establish shipping schedules that meet each customer’s needs. Our captive coal is loaded from our preparation plants, loadout facilities, and in certain cases directly from our mines. The coal we purchase is loaded in some cases directly from mines and preparation plants operated by third parties or from an export terminal. Virtually all of our coal is transported from the mine to our preparation plants by truck or belt conveyor systems. It is transported from preparation plants and loading facilities to the customer by means of railroads, trucks, barge lines, and lake-going and ocean-going vessels from terminal facilities. We depend upon rail, barge, trucking and other systems to deliver coal to markets. In the years ended 2021 and 2020, our produced coal was transported from the mines and to the customer primarily by rail, with the main rail carriers being CSX Transportation and Norfolk Southern Railway Company. Rail shipments constituted approximately 82% and 80% of total shipments of coal volume from our mines during the years ended 2021 and 2020, respectively. The balance was shipped from our preparation plants, loadout facilities or mines via truck or barge. Our export sales are primarily shipped to DTA and Pier 6 (Lambert’s Point) shipping ports in the Hampton Roads area of Virginia. We may ship limited export quantities through other U.S. ports when warranted by logistics and economics.

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
Competition
The coal industry is highly competitive, both in the U.S. and internationally. In the met coal market, of the approximately 64.3 million tons produced in the U.S. in 2021, we produced approximately 13.8 million tons, or 21%. A significant portion of U.S. met coal production is shipped internationally, where it competes directly with international sources of production. Approximately 69% of our met coal tons sold were shipped internationally in 2021.

In the thermal market, of the approximately 512.3 million tons produced in the U.S. in 2021, we produced approximately 2.5 million tons, or less than 1%. Only a small portion of overall U.S. thermal production is shipped internationally, but there is strong competition in the domestic market. Approximately 20% of our thermal coal tons sold were shipped internationally in 2021. We compete for U.S. sales with numerous coal producers in the Appalachian region and the Illinois basin, and in some cases with western coal producers.

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

Human Capital Resources

As of December 31, 2021, we had approximately 3,500 employees, all of which were full-time employees, with 73% of our total workforce being hourly workers. Our employees were almost entirely located in the United States, with three employees located outside the United States. Approximately 97% of our total workforce was union-free as of December 31, 2021. Certain of our subsidiaries have wage agreements with the United Mine Workers of America (“UMWA”) representing 3% of our workforce. Certain of our subsidiaries have wage agreements with the UMWA that are subject to termination by either the employer or the UMWA, without cause, on July 31, 2025 and one on February 28, 2026. Relations with organized labor are important to our success, and we believe that we have good relations with our employees.

As of December 31, 2021, we had approximately 3,270 employees working at our mining operations across Central Appalachia in Virginia and West Virginia, while the remainder of our personnel were employed at our headquarters in Bristol, Tennessee, in Julian, West Virginia, or at other administrative offices throughout the region. As of December 31, 2021, approximately 45% of our total workforce had at least ten years of service with our Company, while nearly 28% had fifteen or more years of service with our Company.

Employee Compensation and Benefits

We require a skilled workforce with mining experience and proficiency as well as qualified managers and supervisors to run our business. In addition, we depend on the experience and industry knowledge of our officers and other key employees to design and execute our business plans. We, along with the mining industry generally, face a shortage of skilled and experienced employees. Therefore, we offer employees competitive compensation and benefits to attract and retain a skilled and qualified workforce. We offer our employees competitive fixed base pay; a bonus incentive program for administrative positions tied to company safety, environmental stewardship, and financial performance; an operations bonus incentive program tied to site-specific safety, environmental stewardship and production goals; retention programs; paid time-off including holidays; a comprehensive benefits package that includes medical, dental, and vision coverage; disability and life insurance coverages; and a 401(k) retirement savings program with an employer match. To help retain key employees in certain positions, our long-term incentive program awards cash or equity grants with time-based and performance-based vesting conditions. Certain key employees are also eligible to participate in our non-qualified deferred compensation plan.

Employee Training and Development

At Alpha, we strive to maintain a diverse and inclusive workforce and a positive culture where employees can contribute their best work, take pride in doing the right thing, and work to improve and strengthen the organization. To have a successful operation, we endeavor to establish and maintain relationships with and among our employees that are built upon mutual respect, trust, and appreciation.

We frequently provide training opportunities for operations employees to obtain certifications for Emergency Medical Technician (“EMT”), Mechanical Engineering Technology (“MET”), foreman and supervisory certifications, and electrical certifications in addition to providing apprentice miner training and supervisor training programs.

In addition to various training programs that we require employees in certain skilled positions to complete, all of our employees are provided with employee handbooks and are expected to follow policies and procedures concerning employment matters at Alpha and our affiliates including, but not limited to: anti-harassment, workplace violence, code of business ethics, drug and alcohol policies, safety policies and vehicle policies.

Employee Safety

Safety is one of our core values and is the foundation for how we manage every aspect of our business. Our employees are empowered with the skills, training, resources, and responsibility to perform their jobs in a safe manner and are accountable for their own safety as well as the safety of their co-workers. Every employee has a voice in the safety process at each of our mines and other operating sites. Our behavior-based safety process empowers employees to engage in the elimination of at-risk behaviors in the workplace and in incident prevention and continuous improvement. In recognition of the interdependence between safety and operations, our “Safe Production” process promotes the effective utilization of procedures, developing safety action plans at each operating group and sharing of best practices, safety alerts and lessons learned across the entire organization.

Safety leadership and training programs are based upon the concepts of situational awareness and observation, changing behaviors and, most importantly, employee involvement. The core elements of our safety training include identification of critical behaviors and the frequency of those behaviors, employee feedback, and removal of barriers for continuous improvement. All employees are empowered to champion the safety process and are challenged to identify hazards and initiate prompt corrective actions. All levels of the organization are expected to be proactive and commit to continuous improvement and implementation of new safety processes that promote a safe and healthy work environment.

Based on available data for the first three quarters of 2021, we achieved an overall NFDL (Non-fatal days lost) safety incident rate that was 30% better than the U.S. industry average NFDL safety incident rate per 200,000 hours worked.

Alpha’s mine operations routinely collaborate with academic institutions as well as federal and state agencies to facilitate testing of new concepts and technologies and to utilize them whenever possible to provide the best safety and protection for our employees.

We also believe in taking precautions to avoid incidents and prevent them from occurring. Our Incident Response Plan and Mine Emergency Response Drills have been developed and widely disseminated to appropriate operations and corporate personnel to lay the framework for a prompt and coordinated response in the event an incident occurs. Alpha’s award-winning mine rescue teams undergo highly specialized training and compete in regional and national mine rescue events to test their skills in first aid, firefighting, mine ventilation, and critical decision-making.

As posted on our Company website, several of our mine operations have been recognized on numerous occasions for outstanding performance and have received several awards in the areas of safety and mine rescue.

Refer to Exhibit 95 Mine Safety Disclosure included in this Annual Report on Form 10-K for additional mine safety information.

Employee Health and Welfare

In the first quarter of 2020, the COVID-19 virus was declared a pandemic by the World Health Organization. During 2021, our Company experienced an increase in employee absences due to COVID-19-related matters such as precautionary quarantining, waiting on COVID-19 test results, testing positive for COVID-19, receiving a vaccination, or providing care for a family member. In response to the COVID-19 pandemic, we implemented policies, procedures, and prevention measures to protect the safety and health of our employees. These include, but are not limited to, employee communications on COVID-19 monitoring and precautionary measures, enhanced cleaning and sterilization practices, and remote work arrangements. We will continue to evaluate these policies, procedures, and precautionary measures in light of further developments as necessary or appropriate.

In the first half of 2020 and in response to uncertainty and anticipated negative impacts to our business at the onset of the pandemic, we temporarily furloughed some employees at certain mine operations, suspended employer 401(k) contributions, and implemented wage reductions across the company. As conditions improved in 2021, we were able to reinstate the employer 401(k) contributions, lift the 2020 wage reductions as well as award additional wage increases company-wide.

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
As of December 31, 2021, we had accrued $164.2 million for reclamation liabilities and mine closures, including $32.2 million of current liabilities.
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
The Abandoned Mine Land Fund, which is part of SMCRA, requires a fee on all coal produced. The proceeds are used to reclaim mine lands closed or abandoned prior to SMCRA’s adoption in 1977. The current fee, which is effective through September 30, 2034, is $0.224 per ton on surface-mined coal and $0.096 per ton on deep-mined coal. The previous fee, which was effective through September 30, 2021, was $0.28 per ton on surface-mined coal and $0.12 per ton on deep-mined coal. For the years ended December 31, 2021 and 2020, we recorded $2.5 million and $2.3 million, respectively, of expense related to these fees.
While SMCRA is a comprehensive statute, SMCRA does not supersede the need for compliance with other major environmental statutes, including the Endangered Species Act; Clean Air Act; Clean Water Act; Resource Conservation and Recovery Act (“RCRA”) and Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”).
Surety Bonds
Federal and state laws require us to obtain surety bonds or other approved forms of security to cover the costs of certain long-term obligations, including mine closure or reclamation costs under SMCRA, federal and state workers’ compensation costs, coal leases and other miscellaneous obligations. As of December 31, 2021 and 2020, our posted third-party surety bond amount in all states where we operate was approximately $176.1 million and $351.6 million, respectively, including portions attributable to discontinued operations of $30 thousand and $134.2 million, respectively, which was used to primarily secure the performance of our reclamation and lease obligations.
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
The Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change (the “Kyoto Protocol”) became effective in 2005 and bound those developed countries that ratified it (which the U.S. did not do) to reduce their global GHG emissions. In December 2015, the United States and almost 200 nations agreed to the Paris Agreement, which entered into force on November 4, 2016 and has the long-term goal to limit global warming to below two degrees Celsius by 2100 from temperatures in the pre-industrial era. Although this agreement does not create any binding obligations for nations to limit their GHG emissions, it does include pledges to voluntarily limit or reduce future emissions. On June 1, 2017, the Trump administration announced that the U.S. will withdraw from the Paris Agreement. This withdrawal formally took effect on November 4, 2020. However, on January 20, 2021, President Biden issued a statement formally accepting the Paris Agreement on behalf of the U.S., which triggered a 30 day process for rejoining the accord. In addition, numerous U.S. governors, mayors and businesses have pledged their commitments to the goals of the Paris Agreement. These commitments could further reduce demand and prices for our coal.
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

In 2006, in response to underground mine accidents, Congress enacted the Mine Improvement and New Emergency Response Act (the “MINER Act”). The MINER Act significantly amended the Mine Act, requiring, among other items, improvements in mine safety practices, increasing criminal penalties and establishing a maximum civil penalty for non-compliance, and expanding the scope of federal oversight, inspection and enforcement activities. Since passage of the MINER Act enforcement scrutiny has increased, including more inspection hours at mine sites, increased numbers of inspections and increased issuance of the number and severity of enforcement actions and related penalties. Various states also have enacted their own new laws and regulations addressing many of these same subjects. The U.S. Mine Safety and Health Administration (“MSHA”) continues to interpret and implement various provisions of the MINER Act, along with introducing new proposed regulations and standards. For example, the second phase of MSHA’s respirable coal mine dust rule went into effect in February 2016 and requires increased sampling frequency and the use of continuous personal dust monitors. In August 2016, the third and final phase of the rule became effective, reducing the overall respirable dust standard in coal mines from 2.0 to 1.5 milligrams per cubic meter of air. Our compliance with these or any other new mine health and safety regulations could increase our mining costs. If we were found to be in violation of these regulations we could face penalties or restrictions that may materially and adversely affect our operations, financial results and liquidity. Under the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981, each coal mine operator must secure payment of federal black lung benefits to claimants who are current and former employees and to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to July 1, 1973. Effective January 1, 2020, the trust fund was funded by an excise tax on coal sold of up to $1.10 per ton for deep-mined coal and up to $0.55 per ton for surface-mined coal, neither amount to exceed 4.4% of the gross sales price. Absent further legislation, beginning in 2022, the trust fund will be funded by an excise tax on coal sold of up to $0.50 per ton for deep-mined coal and up to $0.25 per ton for surface-mined coal, neither amount to exceed 2% of the gross sales price. The excise tax does not apply to coal shipped outside the United States. For the years ended December 31, 2021 and 2020, we recorded $5.7 million and $5.1 million excluding portions attributable to discontinued operations, respectively, of expense related to this excise tax.

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
Alpha. Alpha Metallurgical Resources, Inc.
Alpha Natural Resources, Inc. Restructuring. On August 3, 2015, Alpha Natural Resources, Inc. and each of its wholly owned domestic subsidiaries other than ANR Second Receivables Funding LLC (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”). The Bankruptcy Court approved the Debtors’ Plan of Reorganization on July 7, 2016. On July 26, 2016, a consortium of former creditors of the Debtors acquired the Company’s common stock in exchange for a partial release of their creditor claims pursuant to the Debtors’ bankruptcy settlement. The Debtors, collectively, were a coal producer with operations in Central Appalachia, Northern Appalachia, and the Powder River Basin.

Ash. Impurities consisting of iron, alumina and other incombustible matter that are contained in coal. Since ash increases the weight of coal, it adds to the cost of handling and can affect the burning characteristics of coal.

Bituminous coal. Coal used primarily to generate electricity and to make coke for the steel industry with a heat value ranging between 10,500 and 15,500 BTU’s per pound.

British Thermal Unit or BTU. A measure of the thermal energy required to raise the temperature of one pound of pure liquid water one degree Fahrenheit at the temperature at which water has its greatest density (39 degrees Fahrenheit).

Central Appalachia or CAPP. Coal producing area in eastern Kentucky, Virginia, southern West Virginia and a portion of eastern Tennessee.

Coal reserves. The economically mineable part of a measured or indicated coal resource, which includes diluting materials and allowances for losses that may occur when coal is mined or extracted.

Coal resources. Coal deposits in such form, quality, and quantity that there are reasonable prospects for economic extraction.

Coal seam. Coal deposits occur in layers. Each layer is called a “seam.”

Coke. A hard, dry carbon substance produced by heating coal to a very high temperature in the absence of air. Coke is used in the manufacture of iron and steel. Its production results in a number of useful byproducts.

Coking coal. Coal used to produce coke, the primary source of carbon used in steelmaking.

Company. Alpha Metallurgical Resources, Inc. (previously named Contura Energy, Inc.)

Development stage property. A property with disclosed coal reserves but no material extraction.

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

Exploration stage property. A property with no disclosed coal reserves.

High-Vol A. A coking coal used in steel production with a volatile matter content between 31% and 34.5% on a dry basis.

High-Vol B. A coking coal used in steel production with a volatile matter content between 34.5% and 38% on a dry basis.

Indicated coal resource. That part of a coal resource for which quantity and quality are estimated on the basis of adequate geological evidence and sampling sufficient to establish geological and quality continuity with reasonable certainty.

Inferred coal resource. That part of a coal resource for which quantity and quality are estimated on the basis of limited geological evidence and sampling sufficient to establish that geological and quality continuity are more likely than not. Given the higher level of geological uncertainty, inferred coal resources are not considered when assessing the economic viability of a mining project or determining coal reserves.

Initial assessment. A preliminary technical and economic study of the economic potential of all or parts of mineralization to support the disclosure of mineral resources.

In situ coal resources. Coal resources stated on an in-seam dry basis (excluding surface and inherent moisture) with no consideration for dilution or losses that may occur when coal is mined or extracted.

Longwall mining. The most productive underground mining method in the United States. A rotating drum is advanced mechanically across the face of coal, and a hydraulic system supports the roof of the mine while the drum advances through the coal. Chain conveyors then move the loosened coal to a standard underground mine conveyor system for delivery to the surface.

Low-Vol. A coking coal used in steel production with a volatile matter content between 16% - 23% on a dry basis.

Marketable coal reserves. Coal reserves on a moist basis (including surface and inherent moisture) after considering dilution and losses that may occur when coal in mined or extracted.

Measured coal resource. That part of a coal resource for which quantity and quality are estimated on the basis of conclusive geological evidence and sampling sufficient to test and confirm geological and quality continuity.

Merger. Merger with ANR, Inc. and Alpha Natural Resources Holdings, Inc. completed on November 9, 2018.

Metallurgical coal. The various grades of coal suitable for carbonization to make coke for steel manufacture. Also known as “met” coal, its quality is primarily differentiated based on volatility or its percent of volatile matter. Met coal typically has a particularly high BTU but low ash and sulfur content.

Mid-Vol. A coking coal used in steel production with a volatile matter content between 23% -31% on a dry basis.

Northern Appalachia or NAPP. Coal producing area in Maryland, Ohio, Pennsylvania and northern West Virginia.

Operating Margin. Coal revenues less cost of coal sales.

Powder River Basin or PRB. Coal producing area in northeastern Wyoming and southeastern Montana.

Pre-feasibility study. A comprehensive study of a range of options for the technical and economic viability of a mineral project that has advanced to a stage where a preferred method of mining or pit configuration, an effective method of mineral processing and an effective plan to sell the product has been determined.

Preparation plant. A preparation plant is a facility for crushing, sizing and washing coal to remove impurities and prepare it for use by a particular customer. The washing process has the added benefit of removing some of the coal’s sulfur content. A preparation plant is usually located on a mine site, although one plant may serve several mines.

Probable mineral reserve. The economically mineable part of an indicated and, in some cases, a measured coal resource.

Production stage property. A property with material extraction of coal reserves.

Productivity. As used in this report, refers to clean metric tons of coal produced per underground man hour worked, as published by the MSHA.

Proven mineral reserve. The economically mineable part of a measured coal resource.

Qualified person. A mineral industry professional as defined in subpart 1300 of Regulation S-K.

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

Tons. A “short” or net ton is equal to 2,000 pounds. A “long” or British ton is equal to 2,240 pounds; a “metric” ton (or “tonne”) is approximately 2,205 pounds. Tonnage amounts are stated in short tons, unless otherwise indicated.

UMWA. United Mine Workers of America.

Underground mine. Also known as a “deep” mine. Usually located several hundred feet below the earth’s surface, an underground mine’s coal is removed mechanically and transferred by shuttle car and conveyor to the surface.

Item 1A. Risk Factors

Summary

Investment in our common stock is subject to various risks, including risks and uncertainties inherent in our business. As detailed in the following pages, these risks include, but are not limited to, the following:

•Risks relating to our industry and the global economy, such as those associated with declines in coal prices, our ability to obtain financing and other services, competition, decreased demand for coal, Chinese governmental policies, loss of customers, customer creditworthiness and global economic disruptions.

•Risks relating to regulatory and legal developments, such as those associated with regulatory requirements and costs, climate change regulations, environmental laws and treaties, unfavorable tax actions, decreased demand for energy, environmental cleanup costs, permit approvals, maintenance of internal controls and healthcare regulations and costs.

•Risks relating to our operations, such as those associated with mining and other conditions, many of which are beyond our control, decreased demand for coal, the complexity of mining in Central Appalachia, disruptions in transportation services, the availability of skilled workers, product specification requirements, higher than estimated employee benefit, property reclamation or mine closure costs, the availability of coal reserves, unionization, cybersecurity, our dependence upon third parties and our ability to make capital investments.

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

Risks Relating to Our Industry and the Global Economy

Declines in coal prices would adversely affect our revenues, operating results, cash flows, financial condition, stock price and the value of our coal reserves.

Our results of operations are substantially dependent upon the prices we receive for our coal. Those prices depend upon factors beyond our control (some of which are described in more detail in other risk factors below), including but not limited to:

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
•adverse weather, climactic or other natural conditions, natural disasters, epidemics, pandemics (such as the COVID-19 virus) and other public health challenges;
•the quantity, quality and pricing of coal available in the resale market;
•the effects of worldwide energy conservation or emissions measures;
•competition from other suppliers of coal and other energy sources; and
•the proximity to and availability, reliability and cost of transportation and port facilities.

A period of sustained low coal prices in the U.S. and other countries would materially adversely affect our operating results and cash flows, as well as the value of our coal reserves, and would cause a number of other risks that we face to increase in likelihood, magnitude and duration.

A period of sustained low demand for coal, particularly for metallurgical coal (or “met coal”), by U.S. and foreign customers and the potential for negative trade impacts resulting from changing tariff policies could reduce the price of our coal, which would reduce our revenues.

Alpha produces coal that is sold directly to both U.S. and foreign customers and indirectly to foreign customers through U.S.-based companies. Coal export revenues accounted for approximately 76% of our coal revenues for the year ended December 31, 2021.

Met coal accounted for approximately 92% of our coal revenues for the year ended December 31, 2021. Any deterioration in conditions in the U.S. or foreign steel industries, including the demand for steel and the continued financial viability of the industry, could reduce the demand for our met coal and could impact the collectability of our accounts receivable from U.S. or foreign steel industry customers.

The demand for foreign-produced steel both in foreign markets and in the U.S. market also depends on factors such as tariff rates on steel. For example, in 2018, the U.S. imposed tariffs on imports of steel mill products and a tariff on imports of wrought and unwrought aluminum. These tariffs led to generally higher rates of steel production in the U.S. and therefore greater domestic demand for met coal. However, Alpha’s export customers include foreign steel producers who may be affected by these and similar tariffs to the extent their imports into the U.S. are curtailed as a result of tariffs. Further, retaliatory tariffs by foreign nations have already limited international trade and may adversely impact global economic conditions.

In addition, the steel industry’s demand for met coal is affected by a number of factors, including the variable nature of that industry’s business, technological developments in the steel-making process and the availability of substitutes for steel, such as aluminum, composites and plastics. The U.S. steel industry increasingly relies on processes to make steel that do not use coke, such as electric arc furnaces or pulverized coal processes. As this trend continues, the amount of met coal that we sell and the prices that we receive for it could decrease, thereby reducing our revenues and adversely impacting our earnings and the value of our coal reserves. Lower demand for met coal in international markets would reduce the amount of met coal that we sell and the prices that we receive for it, thereby reducing our revenues and adversely impacting our earnings and the value of our coal reserves. Foreign government policies related to coal production and consumption could also negatively impact pricing and demand for our products.

Our ability to obtain financing and other services, and the form and degree of these services available to us, may be significantly limited by the lending, investment and similar policies of financial institutions and insurance companies regarding carbon energy producers and the environmental impacts of coal combustion.

Certain financial institutions, including banks and insurance companies, have adopted policies that prevent or limit those institutions from providing financing, insurance, bonding, and other services to entities that produce, generate power from or use fossil fuels. These policies, and others that may be adopted in the future, may limit our ability to obtain financing, insurance, surety bonds, and other services and may have similar effects upon our customers, which may in turn reduce future global demand for coal. Further, some investors and investment advisors support divestiture of securities issued by companies, such as us, involved in the fossil fuel extraction market. These developments may negatively affect the market for our securities, our access to capital and financial markets and our ability to obtain insurance in the future, which may in turn have significant negative effects on our business, financial condition and results of operations.

Competition within the coal industry may adversely affect our ability to sell coal, and excess production capacity in the industry could put downward pressure on coal prices.

We compete with numerous other coal producers in various regions of the U.S. for domestic and international sales. We also compete in international markets against coal producers in other countries. International demand for U.S. coal exports also affects coal demand in the U.S. This competition affects domestic and international coal prices and our ability to retain or attract coal customers. The threat of increased production from competing mines and natural gas price declines with large basis differentials have all historically contributed, and may in the future contribute, to lower coal prices.

In the past, high demand for coal and attractive pricing brought new investors to the coal industry, leading to the development of new mines and added production capacity. Subsequent overcapacity in the industry contributed, and may in the future contribute, to lower coal prices.

Potential changes to international trade agreements, trade concessions, foreign currency fluctuations or other political and economic arrangements may benefit coal producers operating in countries other than the United States. Additionally, North

American steel producers face competition from foreign steel producers, which could adversely impact the financial condition and business of our customers. We cannot provide assurance that we will be able to compete on the basis of price or other factors with companies that in the future may benefit from favorable foreign trade policies or other arrangements. Coal is priced internationally in U.S. dollars, and, as a result, general economic conditions in foreign markets and changes in foreign currency exchange rates may provide our foreign competitors with a competitive advantage. If our competitors’ currencies decline against the U.S. dollar or against our foreign customers’ local currencies, those competitors may be able to offer lower prices for coal to customers. Furthermore, if the currencies of our overseas customers were to significantly decline in value in comparison to the U.S. dollar, those customers may seek decreased prices for the coal we sell to them. Consequently, currency fluctuations could adversely affect the competitiveness of our coal in international markets, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. See “Item 1. Business—Competition.” Similarly, currency fluctuations could adversely affect demand for U.S. steel.

Chinese governmental policies, trade disputes in Asian markets and other factors affecting the pricing of international sales may negatively affect our business, financial condition or results of operations.

The Chinese government has from time to time implemented regulations and promulgated new laws or restrictions on its domestic coal industry, sometimes with little advance notice, which may affect worldwide coal demand, supply and prices. During the past several years,for example, the Chinese government has initiated a number of anti-smog measures aimed at reducing hazardous air emissions through temporary production capacity restrictions within the steel, coal and coal-fired power sectors. Any future policy changes, regulations, laws or restrictions by the Chinese government may be detrimental to the global coal market and, thus, negatively affect our business, financial condition or results of operations. Further, similar actions by government entities in countries that produce and/or consume large quantities of coal and other energy related commodities, such as India, may have a material impact on the prices at which we sell our product.

Certain trade disputes in Asian markets, such as those between China and Australia, have resulted in changes in purchasing habits within certain regional markets and have led to more volatile price behavior in the global markets. Should these disputes endure, continued pricing volatility in certain of our export markets may have significant negative effects on our business, financial condition or results of operations.

Further, certain of our sales contracts, principally international sales contracts, contain index provisions that change the sales price based upon changes in market-based indices, economic indices or both. Therefore, volatility in these indices induced by decisions by the Chinese, other governments, disputes between nations or other factors may have significant negative effects on our business, financial condition or results of operations.

The concurrent loss of, or significant reduction in, purchases by several of our largest customers could materially and adversely affect our revenues and profitability.

Our largest customer during the year ended December 31, 2021 accounted for approximately 13% of our total revenues, and coal sales to our 10 largest customers accounted for approximately 64% of our total revenues. These customers could decide to discontinue purchasing coal from us in the volumes that they have previously purchased or decide to not purchase coal from us at all. If several of these customers were to concurrently and significantly reduce their purchases of coal, or if we were unable to sell coal to them on terms as favorable to us as previous sales, we could face a significant reduction in sales while we attempt to sell the coal to other customers in the global marketplace. If such concurrent loss of large customers or a significant reduction in our sales volume to such customers were to happen, our revenues and profitability could be materially and adversely affected.

Our ability to collect payments from our customers could be impaired if their creditworthiness and financial health deteriorate.

Our ability to receive payment for coal sold and delivered depends on the continued creditworthiness and financial health of our customers. Competition with other coal suppliers could force us to extend credit to customers and on terms that could increase the risk we bear on payment default. In recent years, downturns in the economy and disruptions in the global financial markets have, from time to time, affected the creditworthiness of our customers and limited their liquidity and credit availability. In addition, purchasers of our met coal may increasingly be required to implement costly new emissions and other technologies, thereby increasing the risk we bear for customer payment default.

For the year ended December 31, 2021 we derived 76% of our coal revenues from coal sales made to customers outside the U.S. Our customers in other countries may be subject to other pressures and uncertainties that may also affect their ability to pay, including trade barriers, exchange controls and local economic, threat of military action, and political conditions. We are monitoring developments in Ukraine as well as the related export controls and financial and economic sanctions imposed on certain industry sectors and parties in Russia by the U.S., the U.K., the European Union and others. Although we do not presently foresee direct material adverse effects upon our business, financial condition or results of operations as a result of developments in Ukraine and the consequent controls and sanctions, these factors may affect companies in many sectors and could lead to increased market volatility and uncertainty, which could affect us in turn.

Continuing low demand for thermal coal, or further declines in demand, by North American electric power generators could reduce the price of our thermal coal, which would reduce our revenues.

Thermal coal accounted for approximately 8% of our coal revenues for the year ended December 31, 2021. The majority of our sales of thermal coal were to U.S. electric power generators. The North American demand for thermal coal is affected primarily by the overall demand for electricity, the availability, quality and price of competing fuels, such as natural gas, nuclear fuel, oil and alternative energy sources such as wind, solar, and hydroelectric power, increasingly stringent environmental and other governmental regulations and the coal inventories of utilities.

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

Historically, a substantial portion of our thermal coal has been sold under long-term contracts, and these arrangements provided predictability regarding future sales to electric power generation customers. Generally, these long-term agreements have contained committed volumes and fixed prices for a certain number of periods during which thermal coal will be delivered.

In large part, as a result of increasing and frequently changing regulation and natural gas pricing, electric power generation customers are increasingly unwilling to enter into long-term coal supply contracts, instead purchasing higher percentages of coal under short-term supply contracts or requiring contracts that provide for negotiation of price and/or supply volume for upcoming contract periods, with negotiations generally considering either then current market prices and/or relevant market indices. These contracts may cause greater variability in our thermal coal revenues and may make it more difficult for us to estimate and plan for future sales. Further, when current contracts with customers expire or are otherwise renegotiated, our customers may decide to purchase fewer tons of coal than in the past or on terms, including pricing terms, that are not as favorable to us as the terms in our current agreements. Any adjustment or negotiation leading to a significantly lower contract price could result in significantly decreased future revenues.

Downturns and disruptions in the global economy and financial markets have had, and could in the future have, a material adverse effect on the demand for and price of coal, which could have a material negative effect on our sales, costs, margins and profitability and ability to obtain financing.

Downturns and disruptions in the global economy and financial markets have from time to time resulted in, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others, including real estate. Significant economic disruptions can result from numerous unpredictable factors, including but not limited to market forces, natural disasters, pandemics, trade disputes and armed conflicts. For example, during the COVID-19 pandemic, global supply chain disruptions, including COVID-19-related factory closures and port congestion have reduced our ability to obtain some materials used in our operations, have reduced the demand for steel, and therefore for met coal, and have affected railroad and other transportation systems.

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

In addition, these laws and regulations require us to obtain numerous governmental permits and comply with the requirements of those permits, which are described in more detail below.

We incur substantial costs to comply with the laws, regulations and permits that apply to our mining and other operations and to address the outcome of inspections. The required compliance and actions to address inspection outcomes are often time-consuming and costly and may delay commencement or continuation of exploration or production. In addition, due in part to the extensive and comprehensive regulatory requirements, violations of laws, regulations and permits occur at our operations from time to time and may result in significant costs to us to correct the violations, as well as substantial civil or criminal penalties and limitations or shutdowns of our operations. In particular, President Biden and the current Congressional majorities have expressed support for policies that may result in stricter environmental, health and safety standards applicable to our operations and those of our customers. For example, on January 20, 2021, President Biden issued an executive order titled “Executive Order on Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis,” (the “January 20 Executive Order”), which, among other things, calls for a review of regulations and other executive actions issued during the prior Presidential administration to assess whether they are, in the view of the Biden administration, sufficiently protective of public health and the environment, including with respect to climate change. See “Item 1. Business—Environmental and Other Regulatory Matters—Clean Water Act—Wastewater Discharge.”

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

These factors have had and will continue to have a significant effect on our costs of production and competitive position and, as a result, on our results of operations, cash flows and financial condition. New laws and regulations, as well as future interpretations or different enforcement of existing laws and regulations, may have a similar or more significant impact on us, including delays, interruptions or a termination of operations.

Climate change or carbon dioxide emissions reduction initiatives could significantly reduce the demand for coal and reduce the value of our coal assets.

Global climate issues continue to attract considerable public and scientific attention. Numerous reports, such as the Fourth and Fifth Assessment Report of the Intergovernmental Panel on Climate Change, have also engendered concern about the impacts of human activity, and in particular the emissions of GHG, such as carbon dioxide and methane, on global climate issues. Combustion of fossil fuels like coal results in the creation of carbon dioxide, which is emitted into the atmosphere by coal end users such as coal-fired electric power generators, coke plants and steelmaking plants, and, to a lesser extent, by the combustion of fossil fuels by the mining equipment we use. In addition, coal mining can release methane from the mine, directly into the atmosphere. Concerns associated with global climate change, and GHG emissions reduction initiatives designed to address them, have resulted, and are expected to continue to result, in materially increased operating costs for steel producers who use met coal, particularly in Europe.

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
•private litigation against coal companies or power plant operators based on GHG-related concerns;
•the Glasgow Climate Pact resulting from the 2021 United Nations Climate Change Conference (COP26) held from October 31 to November 13, 2021, which, though not legally binding, contains a plan to reduce use of coal by 40%.

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

In addition, on July 8, 2019, the EPA published the ACE Rule, a replacement of the CPP. In contrast to the CPP, which called for the shifting of electricity generation away from coal-fired sources towards natural gas and renewables, the ACE Rule focuses on reducing GHG emissions from existing coal-fired plants by requiring states to mandate the implementation of a range of technologies at power plants designed to improve their heat rate (i.e., decrease the amount of fuel necessary to generate the same amount of electricity). However, on January 19, 2021, the Court of Appeals of the District of Columbia struck down the ACE rule. The EPA has since announced an intent to consider new regulations governing carbon emissions from existing power plants. The EPA’s draft strategic plan issued in November 2021 emphasizes climate change and environmental justice as its top two priorities. More stringent standards for carbon dioxide pollution as a result of these rulemakings could further reduce demand for coal, and our business would be adversely impacted. In addition, certain banks and other financing sources have taken actions to limit available financing for the development of new coal-fueled power plants, which also may adversely impact the future global demand for coal.

Furthermore, several well-funded non-governmental organizations have explicitly undertaken campaigns to minimize or eliminate the use of coal as a source of electricity generation. These efforts, as well as concerted conservation and efficiency efforts that result in reduced electricity consumption and consumer and corporate preferences for non-coal fuel sources, could cause coal prices and sales of our coal to materially decline and could cause our costs to increase.

Any future laws, regulations or other policies or initiatives of the nature described above may adversely impact our business in material ways. The degree to which any particular law, regulation or policy impacts us will depend on several factors, including the substantive terms involved, the relevant time periods for enactment and any related transition periods. Considerable uncertainty is associated with these regulatory initiatives and legal developments, as the content of proposed legislation and regulation is not yet fully determined and many of the new regulatory initiatives remain subject to governmental and judicial review. In particular, President Biden and the current Congressional majorities have expressed support for the regulation of GHG emissions. In prior Congressional sessions, legislative proposals regulating GHG emissions (such as the Green New Deal) have been introduced, and Congressional leadership may introduce similar legislation this Congressional term. We routinely attempt to evaluate the potential impact on us of any proposed laws, regulations or policies, which requires that we make several material assumptions. From time to time, we determine that the impact of one or more such laws, regulations or policies, if adopted and ultimately implemented as proposed, may result in materially adverse impacts on our operations, financial condition or cash flow; however, we often are not able to reasonably quantify such impacts.

In general, any laws, regulations or other policies aimed at reducing GHG emissions have imposed, and are likely to continue to impose, significant costs on many coal-fired power plants, steel-making plants and industrial boilers, which may make them unprofitable. Accordingly, some existing power generators have switched to other fuels that generate fewer emissions and others are likely to switch, some power plants have closed and others are likely to close, and fewer new coal-fired plants are being constructed, all of which reduce demand for coal and the amount of coal that we sell and the prices that we receive for it, thereby reducing our revenues and adversely impacting our earnings and the value of our coal reserves.

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

These environmental laws and regulations impose significant costs on our customers, which are increasing as these requirements become more stringent. These costs make coal more expensive to use and make it a less attractive fuel source of energy for our customers. Accordingly, some existing power generators have switched to other fuels that generate fewer emissions and others are likely to switch, some power plants have closed and others are likely to close, and no coal-fired plants are currently being constructed in the U.S., all of which reduce demand for coal, the amount of coal that we sell and the prices that we receive for it, thereby reducing our revenues and adversely impacting our earnings and the value of our coal reserves.

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

Due to efforts to promote energy conservation in recent years, there is a risk that both the demand for electricity and the general energy consumption patterns of consumers worldwide will decrease. The ability of energy conservation technologies, public initiatives and government incentives to reduce electricity consumption or to support other forms of renewable energy could also lead to a reduction in the demand for and the price of coal. If prices for coal are not competitive, our business, financial condition and results of operations may be materially harmed.

Our operations may impact the environment or cause exposure to hazardous substances, and our properties may have environmental contamination, which could result in material liabilities to us.

Our operations use certain hazardous materials, and, from time to time, we generate limited quantities of hazardous wastes. We may be subject to claims under federal or state law for toxic torts, natural resource damages and other damages as well as for the investigation and clean-up of soil, surface water, sediments, groundwater and other natural resources. Such claims may arise out of current or former conditions at sites that we own or operate, or formerly owned or operated, and at contaminated sites owned or operated by third parties to which we sent wastes for treatment, storage or disposal. Our liability for such claims may be joint and several, so that we may be held responsible for more than our share of the contamination or other damages, or even for the entire share.

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

Mining companies must obtain numerous regulatory permits that impose strict conditions on various environmental and safety matters in connection with coal mining. The permitting rules are complex and change over time, potentially in ways that may make our ability to comply with the applicable requirements more difficult or impractical or even preclude the continuation of ongoing operations or the development of future mining operations. The public, including special interest groups and individuals, have certain rights under various statutes to comment upon, submit objections to and otherwise engage in the permitting process, including bringing citizens’ lawsuits or administrative actions to challenge permits or mining activities. In the states where we operate, applicable laws and regulations also provide that a mining permit or modification can, under certain circumstances, be delayed, refused or revoked if we or any entity that owns or controls or is under common ownership or control with us or is determined to be linked to us under OSM’s AVS, have unabated permit violations or have been the subject of permit or reclamation bond revocation or suspension. These regulations define certain relationships, such as owning over 50% of stock in an entity or having the authority to determine the manner in which the entity conducts mining operations, as constituting ownership and control. Certain other relationships are presumed to constitute ownership or control, including being an officer or director of an entity or owning between 10% and 50% of the mining operator. This presumption, in some cases, can be rebutted where the person or entity can demonstrate that it in fact does not or did not have authority directly or indirectly to determine the manner in which the relevant coal mining operation is conducted. Thus, past or ongoing violations of federal and state mining laws by us or by coal mining operations owned or controlled by our significant stockholders, directors or officers or by entities linked to us through OSM’s AVS could provide a basis to revoke existing permits and to deny the issuance of additional permits or modification or amendment of existing permits. This is known as being “permit-blocked.” In recent years, the permitting required for coal mining has been the subject of increasingly stringent regulatory and administrative requirements and extensive litigation by environmental groups.

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

Future changes or challenges to the permitting and mine plan modification and approval process could cause additional increases in the costs, time, and difficulty associated with obtaining and complying with the permits and could delay or prevent commencing or continuing exploration or production operations and, as a result, adversely affect our coal production, cash flows and profitability.

Federal and state regulatory agencies have the authority to order any of our facilities to be temporarily or permanently closed under certain circumstances, which could materially adversely affect our ability to meet our customers’ demands.

Federal and state regulatory agencies have the authority following significant health and safety incidents, such as fatalities, to order a facility to be temporarily or permanently closed. If this were to occur, we may be required to incur capital expenditures to re-open the facility. In the event that these agencies order the closing of our facilities, our coal sales agreements and our take-or-pay contracts related to our export terminals may permit us to issue force majeure notices, which suspend our obligations to deliver coal under these contracts. However, our customers may challenge our issuances of force majeure notices. If these challenges are successful, we may have to purchase coal from third-party sources, if it is available, to fulfill these obligations, incur capital expenditures to re-open the facilities and/or negotiate settlements with the customers, which may include price reductions, the reduction of commitments or the extension of time for delivery, or terminate customers’ contracts. Any of these actions could have a material adverse effect on our business and results of operations.

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

Changes in tax laws, particularly in the areas of non-income taxes, could cause our financial position and profitability to deteriorate.

We pay non-income taxes on the coal we produce. A substantial portion of our non-income taxes are levied as a percentage of gross revenues, while others are levied on a per ton basis. If such liabilities were to arise, or if non-income tax rates were to increase significantly, our results of operations could be materially and adversely affected.

Risks Relating to Our Operations

Our coal mining production and delivery is subject to conditions and events, many of which are beyond our control, that could result in higher operating expenses and decreased production and sales. The occurrence of a significant accident or other event that is not fully insured could adversely affect our business and operating results and could result in impairments to our assets.

Our coal production at our mines is subject to operating conditions and events, many of which are beyond our control, that could disrupt operations, affect production and the cost of mining for varying lengths of time and have a significant impact on our operating results. Adverse operating conditions and events that we have experienced in the past and/or may experience in the future include:

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
•accidental mine water discharges, coal slurry releases and failures of an impoundment or refuse area, including inadvertent environmental impacts to the local community;
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

We maintain insurance policies that provide limited coverage for some, but not all, of these risks. Even where covered by insurance, these risks may not be fully covered, and insurers may contest their obligations to make payments. Failures by insurers to make payments could have a material adverse effect on our cash flows, results of operations or financial condition.

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

The geological characteristics of Central Appalachian coal reserves, such as depth of overburden and coal seam thickness, make them complex and costly to mine. As mines become depleted, replacement reserves may not be available or, if available, may not be able to be mined at costs comparable to those of the depleting or depleted mines. In addition, compared to mines in other areas of the country, permitting, licensing and other environmental and regulatory requirements in Central Appalachia are more costly and time consuming to satisfy. These factors could materially adversely affect the mining operations and cost structures of, and our customers’ ability to use coal produced by, our mines in Central Appalachia.

Disruptions in transportation services and increased transportation costs could impair our ability to supply coal to our customers, reduce demand and adversely affect our business.

For the year ended December 31, 2021, 82% of our coal volume was transported from our shipping points to a vessel loading point or customer location by rail. Deterioration in the reliability of the service provided by rail carriers would result in increased internal coal handling costs and decreased shipping volumes, and, if we are unable to find alternatives, our business could be adversely affected. Most of our operations are serviced by a single rail carrier. Due to the difficulty in arranging alternative transportation, these operations are particularly at risk of disruptions, capacity issues or other difficulties with that carrier’s transportation services, which could adversely impact our revenues and results of operations.

We also depend upon trucks, barges and ocean vessels to deliver coal to our customers. In addition, much of our coal is transported from our mines to our loading facilities by trucks owned and operated by third parties. Disruption of any of these transportation services due to weather-related problems, mechanical difficulties, fuel and supply costs, strikes, lockouts, bottlenecks, terrorist attacks or other events could impair our ability to supply coal to our customers, resulting in decreased shipments and revenue. Disruption in shipment levels over long periods of time could cause our customers to look to other sources for their coal needs, negatively affecting our revenues and results of operations.

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

We require a skilled workforce and a dedicated senior management team to run our business. If we cannot hire and retain qualified persons, including to meet replacement or expansion needs, we may not be able to achieve planned results.

Efficient coal mining using modern techniques and equipment requires skilled laborers with mining experience and proficiency as well as qualified managers, supervisors and other staff. We, along with the mining industry generally, are currently facing a significant shortage of operating staff. Moreover, we are seeing an increasing number of those who leave our employment accept new positions outside the coal industry, further reducing the number of skilled employees available to us and leading to increased labor costs. When coal producers compete for skilled miners, recruiting challenges can occur, and employee turnover rates can increase, which negatively affect operating efficiency and costs. If we are unable to train or retain the necessary number of staff, it could adversely affect our productivity, costs and ability to maintain or expand production.

In addition, we depend on the experience and industry knowledge of our officers and other key employees to design and execute our business plans. If we experience a substantial turnover in our leadership and other key employees, and those persons are not replaced by individuals with comparable skills, our performance could be materially adversely impacted. Furthermore, we may be unable to attract and retain additional qualified executives as needed in the future. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified personnel. There is a high level of competition for experienced, successful personnel in our industry. Our inability to meet our executive staffing requirements in the future could impair our growth and harm our business.

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

Our business, or the businesses of our customers and suppliers, may be impacted by disruptions such as terrorist or cybersecurity attacks or failures, threats to physical security, and extreme weather conditions or other natural disasters. These disruptions or any significant increases in energy prices that follow could result in government-imposed price controls. Our insurance may not protect us against such occurrences. It is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition and results of operations.

Strategic targets, such as energy-related assets, may be at greater risk of future cybersecurity attacks than other targets in the U.S. Our defensive preparedness against cybersecurity attacks includes limited technological capabilities for prevention and detection of cybersecurity disruptions; internal governance processes that assist to identify, protect, and remediate security risks routinely; non-technological measures such as threat information sharing with industry groups; internal training and awareness campaigns including testing of employee awareness and an emphasis on resiliency. If the measures we and our cloud service providers are taking to protect against cybersecurity disruptions prove to be insufficient or if our proprietary data is otherwise not protected, we as well as our customers, employees, or third parties could be adversely affected. Cybersecurity disruptions could cause physical harm to people or the environment; damage or destroy assets; compromise business systems; result in proprietary information being altered, lost, or stolen; result in employee, customer, or third-party information being compromised; or otherwise disrupt our business operations. We could incur significant costs to remedy the effects of a major cybersecurity disruption in addition to costs in connection with resulting regulatory actions, litigation or reputational harm. Further, as cybersecurity attacks continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cybersecurity attacks.

Expenditures for certain employee benefits could be materially higher than we have anticipated, which could increase our costs and adversely affect our financial results.

We are responsible for certain liabilities under a variety of benefit plans and other arrangements with employees. The unfunded status of these obligations, including discontinued operations, as of December 31, 2021, included $84.3 million of workers’ compensation obligations, net of expected insurance receivable amounts, $159.9 million of pension obligations and $114.5 million of black lung obligations. These obligations have been estimated based on assumptions including actuarial estimates, discount rates, and changes in health care costs. We could be required to expend greater amounts than anticipated. In addition, future regulatory and accounting changes relating to these benefits could result in increased obligations or additional costs, which could also have a material adverse effect on our financial results. Several states in which we operate consider changes in workers’ compensation laws from time to time, which, if enacted, could adversely affect us. In addition, the U.S. Department of Labor has a legislative directive to periodically review operators’ financial standing and federal black lung liabilities, which could result in a substantial increase in required security, negatively impacting liquidity.

If the assumptions underlying our accruals for reclamation and mine closure obligations prove to be inaccurate, we could be required to expend greater amounts than anticipated.

SMCRA establishes operational, reclamation and closure standards for all aspects of surface mining as well as deep mining. We accrue for the costs of current mine disturbance and final mine closure, including the cost of treating mine water discharge where necessary. Our estimated total reclamation and mine-closing liabilities were $164.2 million as of December 31, 2021, based upon permit requirements and the historical experience at our operations, and depend on a number of variables involving assumptions and estimation and, therefore, may be subject to change, including the estimated future asset retirement costs and the timing of such costs, estimated proven reserves, assumptions involving profit margins of third-party contractors, inflation rates and discount rates. Furthermore, these obligations are primarily unfunded. If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results and financial position could be adversely affected. In addition, significant changes from period to period could result in significant variability in our operating results, which could reduce comparability between periods and impact our liquidity. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” for a description of our estimated costs of these liabilities.

Estimates of our economically recoverable coal reserves and coal resources involve uncertainties, and any inaccuracies in our estimates could result in lower than expected revenues, higher than expected costs, decreased profitability and asset impairments.

Our estimates of economically recoverable coal reserves and coal resources are based on engineering, economic and geological data and assumptions. Our estimates as to the quantity and quality of the coal in our reserves depend upon a variety of factors and assumptions, many of which involve uncertainties and factors beyond our control and may vary considerably from actual results, such as:

•geological and mining conditions that may not be fully identified by available exploration data or that may differ from experience in current operations;
•historical production from the area compared with production from other similar producing areas;
•the assumed ability to obtain future permits and effects of regulation and taxes by governmental agencies; and
•assumptions about coal prices, operating costs, mining technology improvements, development costs and reclamation costs.

For these reasons, estimates of the economically recoverable quantities and qualities attributable to any particular property, classifications of reserves and coal resources based on risk of recovery and estimates of net cash flows expected from particular reserves prepared by different engineers or by the same engineers at different times may vary substantially. In addition, actual coal tonnage recovered from identified reserve areas or properties and revenues and expenditures with respect to our reserves and resources may vary materially from estimates. Accordingly, our estimates may not accurately reflect our actual reserves and resources. Any inaccuracy in our reserve estimates could result in lower than expected revenues, higher than expected costs, decreased profitability and asset impairments.

Decreased availability or increased costs of key equipment and materials, including certain items mandated by regulations, or of coal that we purchase from third parties, could impact our cost of production and decrease our profitability.

We depend on reliable supplies of mining equipment, replacement parts and materials such as explosives, diesel fuel, tires, steel, magnetite and other raw materials and consumables which, in some cases, do not have ready substitutes. Some equipment and materials are needed to comply with regulations, such as proximity detection devices on continuous mining machines and steel. The supplier base providing mining materials and equipment has been relatively consistent in recent years, although there continues to be consolidation, which has resulted in a limited number of suppliers for certain types of equipment and supplies. Any significant reduction in availability or increase in cost of any mining equipment or key supplies could adversely affect our operations and increase our costs, which could adversely affect our operating results and cash flows.

In addition, the prices we pay for these materials are strongly influenced by the global commodities markets. Coal mines consume large quantities of commodities such as steel, copper, rubber products, explosives and diesel and other liquid fuels. If the value of the U.S. dollar declines relative to foreign currencies with respect to certain imported supplies or other products, our operating expenses will increase, which could materially adversely impact our profitability. Likewise, a sustained period of inflation could also lead to an overall increase in input costs, which could also materially adversely impact our profitability. Furthermore, operating expenses at our mining locations are sensitive to changes in certain variable costs, including diesel fuel prices, which is one of our largest variable costs. Our results depend on our ability to adequately control our costs. Any increase in the price we pay for diesel fuel will have a negative impact on our results of operations. A rapid or significant increase in the cost of these commodities could increase our mining costs because we have limited ability to negotiate lower prices due to a small number of suppliers for many of our mining supplies.

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

Our profitability depends substantially on our ability to mine in a cost-effective manner coal reserves of the quality our customers need. Although we have coal reserves that we believe could support current production levels for multiple decades, we have not yet developed the mines for all our reserves. We may not be able to mine all of our reserves as profitably as we do at our current operations. Under adverse market conditions, some reserves could not be mined profitably at all. In addition, in order to develop our reserves, we must receive various governmental permits. As discussed above, some of these permits are becoming increasingly more difficult and expensive to obtain, and the review process continues to lengthen. We may be unable to obtain the necessary permits on terms that would allow us to operate profitably or at all.

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

After we acquire coal reserves, we are required to obtain a permit to mine the reserves through the applicable state agencies prior to mining the acquired coal. In part, permitting requirements provide that, under certain circumstances, we must obtain surface owner consent if the surface estate has been severed from the mineral estate, which is commonly known as a “severed estate.” At certain of our mines where we have obtained the underlying coal and the surface is held by one or more third party owners, we are engaged in negotiations for surface rights with multiple parties. If we are unable to successfully negotiate surface rights with any or all of these surface owners, or to do so on commercially reasonable terms, we may be denied a permit to mine some or all of our coal or may find that we cannot mine the coal at a profit. If we are denied a permit, that would create significant delays in our mining operations and materially and adversely impact our business and results of operations. Furthermore, if we decide to alter our plans to mine around the affected areas, we could incur significant additional costs to do so, which could increase our operating expenses considerably and could materially and adversely affect our results of operations.

Conflicts with competing holders of mineral rights and rights to use adjacent, overlying or underlying lands could materially and adversely affect our ability to mine coal or do so on a cost-effective basis.

Our operations at times face potential conflicts with holders of other mineral interests such as coalbed methane, natural gas and oil reserves. Some of these minerals are located on, or are adjacent to, some of our coal reserves and active operations, potentially creating conflicting interests between us and the holders of those interests. From time to time we acquire these minerals ourselves to prevent conflicting interests from arising. If, however, conflicting interests arise and we do not acquire the competing mineral rights, we may be required to negotiate our ability to mine with the holder of the competing mineral rights. Furthermore, the rights of third parties for competing uses of adjacent, overlying or underlying lands, such as oil and gas activity, coalbed methane, pipelines, roads, easements and public facilities, may affect our ability to operate as planned if our title is not superior or arrangements cannot be negotiated. If we are unable to reach an agreement with the holders of such rights, or to do so on a cost-effective basis, we may incur increased costs, and our ability to mine could be impaired, which could materially and adversely affect our business and results of operations.

We contract with third parties to operate or reclaim certain of our mines, and our results of operations could be adversely affected if those third party operators are ineffective.

We contract with third parties to operate certain of our mines. Under those arrangements, we retain certain contractual rights of oversight over these mines, which are operated under our permits or leases, but we do not control, and our employees do not participate in, the day-to-day operations of these mines. Operational difficulties at these mines, increased competition for contract miners from other coal producers and other factors beyond our control could affect the availability, cost and quality of coal produced for us by contractors. Disruption in our supply of contractor-produced coal could impair our ability to fill our customers’ orders or require us to pay higher prices to obtain the required coal from other sources. Any increase in the per-ton compensation for services we pay for the production of contractor-produced coal could increase our costs and, therefore, lower our earnings and adversely affect our results of operations. We also contract with third parties to perform reclamation services for properties that are no longer in operation. If these third parties fail to meet their obligations under those contracts or are otherwise ineffective, it could increase our costs and, therefore, lower our earnings and adversely affect our results of operations.

Provisions in our lease agreements, defects in title in our mine properties or loss of leasehold rights could limit our ability to recover coal from our properties or result in significant unanticipated costs.

We conduct a significant part of our mining operations on properties that we lease. Title to most of our leased properties and mineral rights is not thoroughly verified until a permit to mine the property is obtained, and, in some cases, title is not verified at all. Accordingly, actual or alleged defects in title or boundaries may exist, which may result in the loss of our right to mine on the property or in unanticipated costs to obtain leases or mining contracts to allow us to conduct our mining operations on the property, which could adversely affect our business and profitability. Furthermore, some leases require us to produce a minimum quantity of coal and/or pay minimum production royalties. If those requirements are not met, the leasehold interest may terminate.

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

Risks inherent in these strategic transactions include, but are not limited to:

•accurately assessing the geological conditions of acquired properties;
•the ability to obtain and maintain surety bonds, at acceptable rates, related to acquired properties;
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
•the ability of a purchaser to complete the transfer of operating permits related to our divested operations;
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

We acquired the core coal assets of Alpha Natural Resources, Inc. as part of Alpha Natural Resources, Inc.’s bankruptcy restructuring in transactions intended to be treated as a tax-free reorganization for U.S. federal income tax purposes. As a result of these transactions, we inherited the tax basis of the core assets and the net operating loss and other carryforwards of Alpha Natural Resources, Inc. These carryforwards and tax basis were subject to reduction on December 31, 2016 due to the cancellation of indebtedness resulting from Alpha Natural Resources, Inc.’s bankruptcy restructuring. Due to the change in ownership, the net operating loss and other carryforwards will be subjected to limitations on their use in future years and additional changes in ownership in future years may further reduce the annual amount of the net operating loss and other carryforwards available to be utilized. In addition, we do not have a long history of operating results, and, if we are unable to generate profits in the future, we may be unable to utilize these carryforwards. As of December 31, 2021, a valuation allowance of $172.9 million has been provided on federal and state net operating loss carryforwards and other deferred tax assets not expected to provide future tax benefits.

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

There are a number of uncertainties and ambiguities as to the interpretation and application of many of the provisions in the TCJA. In the absence of guidance concerning those matters, we will use what we believe are reasonable interpretations and assumptions in interpreting and applying the TCJA for purposes of determining our cash tax liabilities and results of operations, which may change as we receive additional clarification and implementation guidance and as the interpretation of the TCJA evolves over time. It is possible that the IRS could issue subsequent guidance or take positions on audit that differ from the interpretations and assumptions that we previously made, which could have a material adverse effect on our cash tax liabilities, results of operations and financial condition.

Our business requires substantial capital investment and maintenance expenditures, which we may be unable to provide.

Our business plan and strategy require substantial capital expenditures. We require capital for, among other purposes, acquisition of surface rights, equipment and the development of our mining operations, capital renovations, maintenance and expansions of plants and equipment and compliance with safety, health and environmental laws and regulations. Future debt or equity financing may not be available on satisfactory terms or at all or, if available, may result in dilution. If we are unable to obtain additional capital, we may not be able to maintain or increase our existing production rates, and we could be forced to reduce or delay capital expenditures or change our business strategy, sell assets or restructure or refinance our indebtedness, all of which could have a material adverse effect on our business or financial condition.

Our workforce could become increasingly unionized in the future and our unionized or union-free workforce could strike, which could adversely affect the stability of our production and reduce our profitability.

Approximately 97% of our total workforce and approximately 95% of our hourly workforce was union-free as of December 31, 2021. However, under the National Labor Relations Act, employees have the right at any time to form or affiliate with a union. Any further unionization of our employees or the employees of third-party contractors who mine coal for us could adversely affect the stability of our production and reduce our profitability.

Our union-represented employees could strike, which would disrupt our production, increase our costs and disrupt shipments of coal to our customers, and could result in the closure of affected mines, all of which could reduce our profitability.

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

At December 31, 2021, we had $454.7 million of indebtedness outstanding before discounts and issuance costs applied for financial reporting, of which $454.6 million is scheduled to mature in the next three years.

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

Federal and state laws require us to obtain surety bonds to secure payment of certain long-term obligations such as mine closure or reclamation costs, federal and state workers’ compensation costs (including related to black lung), coal leases and other obligations. These bonds are typically renewable annually. Under applicable regulations, self-bonding may not be available to us as a means to comply with our reclamation bonding obligations for the foreseeable future. Surety bond issuers and holders may not continue to renew the bonds, may demand less favorable terms upon renewal or may impose new or increased collateral requirements. As of December 31, 2021, we had outstanding surety bonds with third parties of approximately $176.1 million, including $30 thousand attributable to discontinued operations. Surety bond issuers and holders may demand additional collateral, unfavorable terms or higher fees. Our failure to retain, or inability to acquire, surety bonds or to provide a suitable alternative could adversely affect our ability to mine or lease coal, which would materially adversely affect our business and results of operations. That failure could result from a variety of factors, including lack of availability, higher expense or unfavorable market terms, the exercise by third-party surety bond issuers of their right to refuse to renew the surety bonds, restrictions on availability of collateral for current and future third-party surety bond issuers under the terms of any credit arrangements then in place, or our inability to comply with our reclamation bonding obligations through self-bonding. In addition, as a result of increasing credit pressures on the coal industry, it is possible that surety bond providers could demand cash collateral as a condition to providing or maintaining surety bonds. Any such demands, depending on the amount of any cash collateral required, could have a material adverse impact on our liquidity and financial position. If we are unable to meet cash collateral requirements and cannot otherwise obtain or retain required surety bonds, we may be unable to satisfy legal requirements necessary to conduct our mining operations.

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

In connection with the Credit Agreement entered into on June 14, 2019, we incurred indebtedness of approximately $561.8 million under a term loan credit facility to refinance existing indebtedness and to pay related fees and expenses. The term loan credit facility matures on June 14, 2024. The term loan credit facility permits us, subject to approval of the administrative agent and the lenders providing the financing, to request incremental term loans up to an aggregate amount of $50.0 million subject to certain conditions in the Credit Agreement, in increments not less than $25.0 million or the remaining availability.

On December 6, 2021, we entered into the Second Amended and Restated Asset-Based Revolving Credit Agreement (“New ABL Agreement”). The New ABL Agreement amended and restated the Amended and Restated Asset-Based Revolving Credit Agreement dated November 9, 2018, in its entirety, and includes a senior secured asset-based revolving credit facility (“the New ABL Facility”). Under the New ABL Facility, we may borrow cash from the Lenders (as defined therein) or cause the L/C Issuers (as defined therein) to issue letters of credit, on a revolving basis, in an aggregate amount of up to $155.0 million, of which no more than $150.0 million may represent outstanding letters of credit ($125.0 million on a committed basis and another $25.0 million on an uncommitted cash collateralized basis) with a maturity date of December 6, 2024. The New ABL Agreement extended the maturity date of the facility from the previous maturity of April 3, 2022. The terms of our credit facilities impose operating and financial restrictions on us, which may limit our ability to respond to changing business and economic conditions. The revolving loan facility permits us, subject to approval of the administrative agent and the lenders providing the financing, to request incremental revolving commitment increases up to an aggregate amount of $50.0 million, in increments not less than $10.0 million or the remaining availability and subject to specified conditions.

We are subject to various operating and financial covenants under the term loan and revolving credit facilities that restrict our ability to, among other things, incur additional indebtedness, make particular types of investments, incur certain types of liens, engage in fundamental corporate changes, enter into transactions with affiliates, make substantial asset sales, make certain restricted payments, enter into amendments or waivers to certain agreements, conduct certain sale leasebacks or enter into certain burdensome agreements. Any failure to comply with those covenants may constitute a breach under the term loan and revolving credit facilities that could result in the acceleration of all or a substantial portion of any outstanding indebtedness and termination of revolving credit commitments under the term loan and revolving credit facilities. As of December 31, 2021, we are in compliance with the operating and financial covenants under the term loan and revolving credit facilities. Our inability in the future to maintain our term loan and revolving credit facilities could materially adversely affect our liquidity and our business.

Pressure on our business, cash flow and liquidity could materially and adversely affect our ability to fund our business operations or react to and withstand changing market and industry conditions. Additional sources of funds may not be available.

A significant source of liquidity is our cash balance. Access to additional funds from liquidity-generating transactions or other sources of external financing may not be available to us and, if available, would be subject to market conditions and certain limitations, including our credit rating and covenant restrictions in our credit facility.

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

On December 6, 2021, we entered into the Second Amended and Restated Asset-Based Revolving Credit Agreement which amended and restated the Amended and Restated Asset-Based Revolving Credit Agreement dated November 9, 2018, in its entirety. Additionally, on December 6, 2021, we entered into the Second Amended and Restated Letter of Credit Agreement and a Credit and Security Agreement which amended and restated the Amended and Restated Letter of Credit Agreement and a Credit and Security Agreement dated November 9, 2018, in its entirety. Each of these agreements includes, among other things, provisions that provide for the issuance of letters of credit. Obligations secured by letters of credit may increase in the future. If we do not maintain sufficient borrowing capacity under our letter of credit facilities, we may be unable to provide financial assurance for self-insured obligations and could negatively impact our ability to fund future working capital, capital expenditure or other general corporate requirements.

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

We are responsible for assessing the operating effectiveness of internal controls over financial reporting and we may conclude that our internal controls over financial reporting are ineffective. Additionally, our independent registered public accounting firm may issue an adverse report indicating that our internal controls are not effective due to deficiencies in how our controls are documented, designed, operated or reviewed. Efforts to remediate any such deficiencies and otherwise comply with these requirements may strain our resources, and we may be unable to do so in a timely or cost-effective manner.

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
•domestic and international economic, legal and regulatory factors unrelated to our performance; and
•the realization of any of the other risks described under this “Risk Factors” section or described elsewhere in this document.

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

Future sales of our common stock in the public market, or the perception that such sales may occur, could reduce our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute your ownership.

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

Our share repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

On March 4, 2022, our board of directors authorized a new share repurchase program for up to $150.0 million of our common stock with no expiration date. This share repurchase program does not obligate us to repurchase any dollar amount or number of shares of our common stock and may be suspended or discontinued at any time, which could cause the market price of our common stock to decline. Repurchases pursuant to our share repurchase program could affect the price of our common stock and increase its volatility. Important factors that could cause us to limit, suspend or delay our share repurchases, without prior notice, and that could in any event impact our management’s exercise of our discretion as to the amount and timing of such repurchases, include market conditions, the trading price of the stock, applicable legal requirements, compliance with the provisions of our debt agreements, and other factors. The existence of our share repurchase program could cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our share repurchase program would diminish our cash reserves, which could adversely affect our operating results. There can be no assurance that any share repurchases would enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares could negatively impact our reputation, investor confidence in us and our stock price.

We may issue preferred stock with terms that could adversely affect the voting power or value of our common stock.

Our second amended and restated certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our common stock respecting dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the common stock.

Provisions in our organizational documents and the instruments governing our debt may discourage a takeover attempt, even if doing so might be beneficial to our stockholders.

Provisions contained in our certificate of incorporation and bylaws, as amended, could impose impediments to the ability of a third-party to acquire us even if a change of control would be beneficial to our stockholders. Provisions of our certificate of incorporation and bylaws impose various procedural and other requirements, which could make it more difficult for stockholders to effect certain corporate actions. For example, our certificate of incorporation authorizes our board of directors to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock, without any vote or action by our stockholders. Thus, our board of directors can authorize the issuance of shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our common stock. These provisions may have the effect of delaying or deterring a change of control of our company and could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

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

Our bylaws provide, subject to certain exceptions, that the Court of Chancery of the State of Delaware and the federal district courts of the United States are the exclusive forums for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our bylaws provide, subject to limited exceptions, that the Court of Chancery of the State of Delaware is, to the fullest extent permitted by law, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders; (iii) any action asserting a claim against us, any director or our officers or employees arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation (including any certificate of designations relating to any class or series of preferred stock) or our bylaws; or (iv) any action asserting a claim against us, any director or our officers or employees that is governed by the internal affairs doctrine. This provision does not apply to suits brought to enforce a duty or liability under the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction. In addition, our bylaws provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our bylaws described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision that is contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our Properties
Refer to “Item 1. Business” for information on our active mining properties.

Our corporate headquarters consists of approximately 50,000 square feet of leased office space at 340 Martin Luther King Jr. Boulevard in Bristol, Tennessee.

Coal Reserves and Resources

As of December 31, 2021, we estimate that we owned or controlled approximately 351.1 million tons of marketable proven and probable bituminous coal reserves and approximately 381.7 million tons of in situ bituminous coal resources. Our coal reserve and resource estimates were prepared by Marshall Miller & Associates, Inc. (“Marshall Miller”), an independent professional mine engineering and geological consulting firm. Technical Summary Reports prepared by Marshall Miller, as a Qualified Person, for each of our material mining properties are filed as exhibits to this Annual Report on Form 10-K and incorporated herein by reference.

Coal reserve and resource estimates are based on data obtained from drilling activities and other available geologic data. Estimating reserves and resources requires the use of a geologic, engineering, and economic assumptions. Our engineering, land and operational support personnel work closely with Marshall Miller to ensure the integrity and accuracy of the data used to calculate the estimates as well as to ensure the assumptions used are reasonable based on our historical results as well as current and future anticipated mine plans. We provide Marshall Miller with historical property information including property maps, deed, lease, and permit information, drilling and lab results, mine plans, production quantities, development, capital, and operating costs as well as market information. For each of our active and development mining properties, Marshall Miller performs an initial assessment and based on the level of geological evidence estimates our coal resources and classifies such resources as either inferred, indicated or measured. For each of our active and material mining properties, Marshall Miller further conducts a pre-feasibility study to estimate our coal reserves and classify such reserves as either proven or probable. The estimates and reports prepared by Marshall Miller are reviewed by our personnel to ensure such reports have been prepared in accordance with applicable rules and regulations and that estimates are based on reasonable assumptions and reflect known facts and circumstances updated through year-end.

Economic analysis is a required part of the process to estimate coal reserves and resources. For a coal reserve or resource to be considered economic, generally revenue generated from its sale must exceed its total cost of production (including consideration of development, capital, and operating costs).

In determining coal reserves as of December 31, 2021, the following estimated market pricing was utilized:

Coal quality	Market Pricing Per Ton (1) (2)
High-Vol. A	$138
High- Vol. B	$117
Mid-Vol.	$144
Low-Vol.	$144
Thermal	$76
(1) Market pricing shown on U.S. East Coast basis.
(2) Met and thermal pricing based on 10-year and 3-year average, respectively of forecasted pricing from pricing services.

The following is a summary of our estimated marketable proven and probable coal reserves as of December 31, 2021 as determined by Marshall Miller:

Coal Reserves (Tons in thousands)
		Marketable Coal Reserves (1)			Reserve Control		Stage / Permit Status Production Stage
Mining Complex	Location	Total	Proven	Probable	Owned	Leased	Permitted	Not Permitted
Met
Aracoma	WV	44,181	26,237	17,944	5,250	38,931	15,134	29,047
Kepler	WV	48,611	26,831	21,780	259	48,352	20,097	28,514
Kingston	WV	32,489	19,477	13,012	607	31,882	15,082	17,407
Marfork	WV	145,741	72,826	72,915	2,084	143,657	74,477	71,264
McClure/Toms Creek	VA	80,077	55,041	25,036	—	80,077	48,658	31,419
Total		351,099	200,412	150,687	8,200	342,899	173,448	177,651
(1) Minimum seam height 30 inches for underground mines.

Coal Reserves (Tons in thousands)
		Coal Type/Quality
		Met Coal by Volatility				Thermal	Sulfur		Recovery Percentage (2)
Mining Complex	Location	High-Vol A	High-Vol B	Mid-Vol	Low-Vol	Thermal (1)	< 1%	> 1%
Met
Aracoma	WV	—	44,181	—	—	—	41,950	2,231	27%
Kepler	WV	—	—	5,942	42,669	—	47,694	917	43%
Kingston	WV	15,676	—	1,418	9,091	6,304	13,002	19,487	43%
Marfork	WV	103,069	6,819	2,300	26,195	7,358	122,526	23,215	29%
McClure/Toms Creek	VA	485	1,926	75,998	—	1,668	80,077	—	31%
Total		119,230	52,926	85,658	77,955	15,330	305,249	45,850
(1) Kingston thermal reserves primarily proven and >1% sulfur; Marfork thermal reserves primarily probable and >1% sulfur; McClure/Toms Creek thermal reserves primarily probable and <1% sulfur.
(2) Recovery percentage defined as estimated coal reserves divided by related estimated in situ measured and indicated coal resources.

In determining an initial assessment for purposes of determining coal resources as of December 31, 2021, the following estimated market pricing was utilized:

Complex	Market Pricing Per Ton (1) (2)
Aracoma	$153
Kepler	$162
Kingston	$141
Marfork	$171
McClure/Toms Creek	$164
(1) Market pricing shown on U.S. East Coast basis.
(2) Pricing shown for primary product judgmentally selected by qualified person based on review of historical average pricing for each complexes coal products over the past 5 years.

The following is a summary of the Company’s estimated in situ inferred, indicated, and measured coal resources (exclusive of coal reserves) as of December 31, 2021 as determined by Marshall Miller:

Coal Resources (1) (Tons in thousands)
		In Situ Coal Resources (2)			Reserve Control		Stage / Permit Status Exploration Stage
Mining Complex	Location	Total	Indicated	Measured	Owned	Leased	Permitted	Not Permitted
Met
Aracoma	WV	140,657	53,692	86,965	49,236	91,421	17,206	123,451
Kepler	WV	58,734	29,916	28,818	596	58,138	9,555	49,179
Kingston	WV	21,254	21,254	—	13,651	7,603	—	21,254
Marfork	WV	128,786	46,605	82,181	61,168	67,618	19,976	108,810
McClure/Toms Creek	VA	32,281	10,382	21,899	—	32,281	11,558	20,723
Total		381,712	161,849	219,863	124,651	257,061	58,295	323,417
(1) Amounts shown exclusive of coal reserves.
(2) Inferred Resources were not considered material and have not been presented.

Coal Resources (1) (Tons in thousands)
		Coal Type/Quality
		Met Coal by Volatility				Thermal	Sulfur		Expected Recovery Percentage (2)
Mining Complex	Location	High-Vol A	High-Vol B	Mid-Vol	Low-Vol	Thermal	< 1%	> 1%
Met
Aracoma	WV	—	140,657	—	—	—	45,154	95,503	18%
Kepler	WV	—	—	7,334	51,400	—	45,264	13,470	41%
Kingston	WV	—	—	—	21,254	—	21,254	—	28%
Marfork	WV	62,890	18,117	1,854	43,800	2,125	35,020	93,766	31%
McClure/Toms Creek	VA	—	585	31,696	—	—	12,376	19,905	22%
Total		62,890	159,359	40,884	116,454	2,125	159,068	222,644
(1) Amounts shown exclusive of coal reserves.
(2) Expected recovery percentage defined as potential estimated recoverable tons included in the initial assessment divided by estimated in situ measured and indicated coal resources.

Our coal reserves and resources are owned or are controlled through leases with third parties which have varied expiration dates and either have options to renew or are expected to be renewed until all mineable and merchantable coal is exhausted. Leases require the payment of production royalties to lessors based on a stated percentage of sales revenue less freight cost and may contain annual minimum payment requirements. We permit coal reserves and resources in advance of mining. Currently, there are no known permitting issues that would impact the reporting of our coal reserves or resources. However, also refer to

“Item 1. Business—Environmental and Other Regulatory Matters” and “Item 1A. Risks Factors—Risks relating to regulatory and legal developments.”

Our coal reserve and resource estimates are updated periodically to reflect coal production, acquisitions and dispositions of mineral interests, new drilling, mine or geological data, and changes in regulations, market conditions or other economic factors. As coal seams in the United States have been mined for many years and are well established, we do not conduct material exploration activity. However, we periodically conduct drilling of additional core holes to provide additional geological evidence as part of our routine mine permitting and planning processes. The following is a summary of the changes in our coal reserves and resources for the year-ended December 31, 2021:

Changes in Coal Reserves (Tons in thousands)
	12/31/2020							12/31/2021
Mining Complex	Coal Reserves	Acquired/Leased	Disposed	Production	Initial Assessment (1)	Change in Mine Plan	Other (2)	Coal Reserves
Met
Aracoma	83,351	479	(2,259)	(2,317)	(20,232)	(14,841)	—	44,181
Kepler	58,461	—	—	(1,471)	(10,605)	2,226	—	48,611
Kingston	36,864	9,091	—	(2,005)	(10,914)	(547)	—	32,489
Marfork	264,824	—	(4,945)	(4,017)	(26,792)	(24,913)	(58,416)	145,741
McClure/Toms Creek	87,060	—	—	(3,783)	—	(3,200)	—	80,077
Other	88,541	—	—	(842)	—	—	(87,699)	—

All Other
Other	4,444	—	—	(1,178)	—	—	(3,266)	—

Total	623,545	9,570	(7,204)	(15,613)	(68,543)	(41,275)	(149,381)	351,099
(1) Mineral areas subjected to initial assessment only and reported as coal resources.
(2) In adopting the SEC’s new subpart 1300 of Regulation S-K, the Company focused efforts on material and active mining properties and concluded that, for certain inactive and/or immaterial mining properties, preparing reserve/resource reports was not cost beneficial. Additional reserve/resource reports may be prepared in the future if such properties become active and/or material.

Changes in Coal Resources (Tons in thousands)
	12/31/2020		12/31/2021
Mining Complex	Coal Resources	S-K Rule Adoption (1)	Coal Resources
Met
Aracoma	—	140,657	140,657
Kepler	—	58,734	58,734
Kingston	—	21,254	21,254
Marfork	—	128,786	128,786
McClure/Toms Creek	—	32,281	32,281
Total	—	381,712	381,712

(1) Adoption of new SEC subpart 1300 of Regulation S-K required the Company to disclose coal resources beginning with the year ending December 31, 2021.

As coal reserve and resource amounts represent estimates, also refer to “Estimates of our economically recoverable coal reserves and coal resources involve uncertainties, and inaccuracies in our estimates could result in lower than expected revenues, higher than anticipated costs, decreased profitability and asset impairments” contained in “Item 1A. Risk Factors.”

The following map shows the locations of our material mining properties and corporate headquarters:

Charleston
West Virginia
Marfork Plant
Kingston Plant
Bandmill Plant
Logan
Beckley
Kepler Plant
Grundy
McClure Plant
Tazewell
Toms Creek Plant
Virginia
Corporate HQ
Bristol
Tennessee
0
20 Miles
40 Miles

Virginia
Dominion Terminal
Associates
0
40 Miles
80 Miles

Addresses

Tennessee

Alpha Metallurgical Resources
340 Martin Luther King Jr Blvd
Bristol, TN 37620
N 36°35'28" W 82°10'57"

Virginia

McClure River Plant
2079 Herndon Road
Clintwood, VA 24228
N 37°06'15" W 82°23'47"

Toms Creek Plant
12303 Toms Creek Road
Coeburn, VA 24230
N 36°58'07" W 82°27'25"

Dominion Terminal Associates
600 Harbor Road, Pier 11
Newport News, VA 23607
N 36°57'57" W 76°25'24"

West Virginia

Bandmill Plant
PO Box 1098
Holden, WV 25625
N 37°48'51 W 81°54'29

Kepler Plant
3864 R.D. Bailey Highway
State Route 97
Pineville, WV 24874
N 37°34'37" W 81°34'12"

Kingston Plant
622 Pack's Branch Road
Pax, WV 25904
N 37°58'10" W 81°18'26"

Marfork Plant
PO Box 457
Whitesville, WV 25209
N 37°56'46" W 81°30'53"

Item 3. Legal Proceedings

For a description of the Company’s legal proceedings, refer to Note 22, part (d), to the Consolidated Financial Statements, which is incorporated herein by reference.

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

As of December 31, 2021, there were 115 registered holders of record of our common stock. The transfer agent and registrar for our common stock is Computershare Trust Company, N.A. Our common stock is registered by book-entry only.

Dividend Policy

The payment of dividends is subject to certain limitations, as set forth in the terms of our borrowing arrangements. During the years ended 2021 and 2020, we did not pay dividends on our common stock. Our board of directors periodically evaluates the initiation of dividends. There is no assurance as to the amount or payment of dividends in the future because they will be subject to ongoing board of directors review and authorization will be based on a number of factors, including terms of our borrowing arrangements, business and market conditions, our future financial performance, and other capital priorities.

Repurchase of Common Stock

Refer to Note 25 for subsequent event disclosures related to our share repurchase program.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides a narrative of our results of operations and financial condition for the years ended December 31, 2021 and 2020. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related notes and the risk factors included elsewhere in this Annual Report on Form 10-K.
COVID-19 Pandemic

The COVID-19 pandemic has had negative impacts on our business, results of operations, financial condition and cash flows. Refer to “Item 1. Business—Human Capital Resources—Employee Health and Welfare” for further COVID-19 related impacts. The full extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the continued duration and spread of the outbreak, its impact on our customers and suppliers and the range of governmental and community reactions to the pandemic, which are still uncertain and still cannot be fully predicted. Our current view of the impacts of COVID-19 to our customers and suppliers is discussed below in the Market Overview section. We have not experienced significant supply chain disruptions due to the COVID-19 pandemic. We continue to monitor developments closely.

All of our coal mining operations have been classified as essential in the states in which we operate enabling them to continue operations throughout the COVID-19 pandemic. Health and safety are core values of our company and are the foundation for how we manage every aspect of our business and we have therefore implemented policies, procedures and prevention measures to protect our employees during the COVID-19 pandemic. These include, but are not limited to, employee communications on COVID-19 monitoring and precautionary measures, enhanced cleaning and sterilization practices, and remote work arrangements. We will continue to evaluate these policies, procedures, and precautionary measures in light of further developments as necessary or appropriate.

Market Overview

Metallurgical coal markets exhibited volatility and strength in the final months of 2021, with the U.S. East Coast indices rising to new calendar-year highs in the fourth quarter. Each of the U.S. East Coast indices finished the year more than double where it started at the beginning of January 2021, and the Australian Premium Low Volatile index more than tripled over the same twelve-month period.

Looking specifically at movement within the fourth quarter, the U.S. East Coast High Volatile A index was at $377 per metric ton on October 1, 2021 and ended the quarter at $340 per metric ton on December 31, 2021. The U.S. East Coast Low

Volatile index began at $412 per metric ton at the start of the quarter and moved to $320 per metric ton at quarter close. The Australian Premium Low Volatile index also ended lower, going from $390 per metric ton on October 1, 2021 down to $357 per metric ton on December 31, 2021. Supply conditions remain tight in the metallurgical coal markets, with demand in Alpha’s key markets continuing to be strong.

Across the globe, economic indicators reflect an inconsistent growth landscape as the uneven recovery continues from COVID-19 pandemic-related labor and supply-chain challenges. While still representing positive, yet slowing, economic growth, the world manufacturing Purchasing Managers’ Index (“PMI”) of 53.2 in January 2022 represented a 15-month low for the metric. In December and January, the United States PMI indices of 57.7 and 55.5, respectively, continued to come off their mid-year highs. Brazil and India, two of Alpha’s important foreign markets, also posted lower January PMI levels as compared to their December indices. India’s PMI slipped from 55.5 in December to 54.0 in January, and Brazil dipped further into economic contraction from 49.8 in December to 47.8 in January. China’s PMI also slid from 50.9 to 49.1. Alpha’s key market of Europe was the exception to the general pattern of slowing growth for the time period, with its PMI indices improving modestly from 58.0 in December to 58.7 in January.

The World Steel Association’s (“WSA”) global crude steel production was 158.7 million metric tons in December 2021, a 3.0% decrease as compared to the year-ago period of December 2020. Steel production in the European Union held roughly flat year over year, with December 2021 levels just 1.4% lower than in December 2020. North American crude steel production of 9.7 million metric tons for the month represented a 7.5% increase over the year-ago period. China’s production level of 86.2 million metric tons was down 6.8% as compared to December of 2020.

The capacity utilization rate for U.S. steel mills, which is measured by the American Iron and Steel Institute, was 79.8% for the week ending February 12, 2022. While this level is lower than the recent high in the mid-80s, it still represents sustained steel demand in North America.

In the thermal coal market, strong demand and tight supply conditions remain, alongside volatility in the indices. Alpha’s last remaining thermal operation, the Slabcamp mine, is on schedule to mine out and cease operation in summer of 2022. Alpha continues to ship coal in accordance with existing contracts.

We are monitoring developments in Ukraine as well as the related export controls and financial and economic sanctions imposed on certain industry sectors and parties in Russia by the U.S., the U.K., the European Union and others. Although we do not presently foresee direct material adverse effects upon our business, financial condition or results of operations as a result of developments in Ukraine and the consequent controls and sanctions, these factors may affect companies in many sectors and could lead to increased market volatility and uncertainty, which could affect us in turn.

Business Overview

We are a Tennessee-based mining company with operations across Virginia and West Virginia. With customers across the globe, high-quality reserves and significant port capacity, we reliably supply metallurgical coal products to the steel industry. We operate high-quality, cost-competitive coal mines across the CAPP coal basin. As of December 31, 2021, our operations consisted of twenty active mines and eight coal preparation and load-out facilities, with approximately 3,500 employees. We produce, process, and sell met coal and thermal coal. We also sell coal produced by others, some of which is processed and/or blended with coal produced from our mines prior to resale, with the remainder purchased for resale. As of December 31, 2021, we had 351.1 million tons of reserves, 335.8 million tons of proven and probable metallurgical reserves, and 15.3 million tons of proven and probable thermal reserves. Additionally, we had approximately 381.7 million tons of in situ bituminous coal resources.

We began operations on July 26, 2016, with mining operations in NAPP, CAPP, and the PRB. Through the Acquisition, we acquired a significant reserve base. We also acquired Alpha Natural Resources Inc.’s 40.6% interest in the DTA coal export terminal in Newport News, Virginia, and on March 31, 2017, we acquired a portion of another partner’s ownership stake and increased our interest to 65.0%. We merged with Alpha Natural Resources Holdings, Inc. and ANR, Inc. on November 9, 2018.
On December 8, 2017, we closed a transaction with Blackjewel L.L.C. (“Blackjewel”) to sell our Eagle Butte and Belle Ayr mines (the “Western Mines”) located in the PRB, Wyoming, along with related coal reserves, equipment, infrastructure and other real properties (our former PRB operations). On October 4, 2019, we closed on the ESM Transaction in connection with Blackjewel’s subsequent bankruptcy filing. On May 29, 2020, certain of our subsidiaries (Contura Coal West, LLC and Contura Wyoming Land, LLC), one of which held the mining permits for the Western Mines, were merged with certain subsidiaries of

ESM to become wholly-owned subsidiaries of ESM and to complete the permit transfer process in connection with the ESM Transaction.
On December 10, 2020, we closed on a transaction with Iron Senergy Holdings, LLC, to sell our thermal coal mining operations located in Pennsylvania consisting primarily of our Cumberland mining complex and related property (our former NAPP operations). The disposition of our former NAPP operations accelerated our strategic exit from thermal coal production to shift our focus toward met coal production. The former NAPP operations’ results of operations and financial position are reported as discontinued operations in the Consolidated Financial Statements. Refer to Note 3 for further information on discontinued operations. At our thermal coal operations, we have significantly reduced inventories at all locations and are matching our sales and production to make for an orderly transition to lower thermal coal production.
For the years ended December 31, 2021 and 2020, sales of met coal were 13.9 million tons and 12.3 million tons, respectively, and accounted for approximately 83% and 80%, respectively, of our coal sales volume. Sales of thermal coal were 2.9 million tons and 3.2 million tons, respectively, and accounted for approximately 17% and 20%, respectively, of our coal sales volume.

Our sales of met coal were made primarily to steel companies in the northeastern and midwestern regions of the United States and in several countries in Asia, Europe, and the Americas. Our sales of thermal coal were made primarily to large utilities and industrial customers throughout the United States. For the years ended December 31, 2021 and 2020 approximately 76% and 64%, respectively, of our coal revenues were derived from coal sales made to customers outside the United States.

In addition, we generate other revenues from equipment sales, rentals, terminal and processing fees, coal and environmental analysis fees, royalties and the sale of natural gas. We also record freight and handling fulfillment revenue within coal revenues for freight and handling services provided in delivering coal to certain customers, which are a component of the contractual selling price.

As of December 31, 2021, we have one reportable segment: Met. To conform to the current period reportable segment presentation, the prior periods have been restated to reflect the change in reportable segments. Our Met segment operations consist of high-quality met coal mines, including Deep Mine 41, Road Fork 52, Black Eagle, and Lynn Branch. The coal produced by our Met segment operations is predominantly met coal with some amounts of thermal coal being produced as a byproduct of mining. In addition to the one reportable segment, our All Other category includes general corporate overhead and corporate assets and liabilities, our former CAPP - Thermal operations consisting of one active mine and one preparation plant in West Virginia, and the elimination of certain intercompany activity, as well as expenses associated with certain idled/closed mines. Refer to Notes 23 and 24 for additional disclosures on our reportable segment, geographic areas, and export coal revenue information.
Other Business Developments

We announced on March 7, 2022 that our board of directors authorized a share repurchase program allowing for the expenditure of up to $150.0 million for the repurchase of our common stock. Repurchases will be made from time to time in accordance with applicable securities laws in the open market, and may include repurchases pursuant to Rule 10b5-1 trading plans. The share repurchase program is effective immediately and has no expiration date, and repurchases may begin as soon as March 9, 2022.

The repurchase program does not obligate us to acquire any particular amount of common stock or to acquire shares on any particular timetable, and the program may be suspended at any time at our discretion. The timing and amount of share repurchases will be determined by our management based on our evaluation of market conditions, the trading price of the stock, applicable legal requirements, compliance with the provisions of our debt agreements, and other factors.

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

Factors Affecting Our Results of Operations
Sales Agreements
We manage our commodity price risk for coal sales through the use of coal supply agreements. As of February 25, 2022, we had sales commitments for 2022 as follows:

	Tons	% Priced	Average Realized Price per Ton
Met - Domestic			$189.31
Met - Export			$236.99
Met Total	14.5 million	39%	$204.75
Thermal	1.0 million	100%	$52.46
Met Segment	15.5 million	44%	$180.36
All Other	0.7 million	82%	$57.24

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
Costs. Our results of operations are dependent upon our ability to maximize productivity and control costs. Our primary expenses are for operating supply costs, repair and maintenance expenditures, cost of purchased coal, royalties, wages and benefits, freight and handling costs and taxes incurred in selling our coal. Principal goods and services we use in our operations include maintenance and repair parts and services, electricity, fuel, roof control and support items, explosives, tires, conveyance structure, ventilation supplies and lubricants. Our management strives to aggressively control costs and improve operating performance to mitigate external cost pressures. We experience volatility in operating costs related to fuel, explosives, steel, tires, contract services and healthcare, among others, and take measures to mitigate the increases in these costs at all operations. We have a centralized sourcing group for major supplier contract negotiation and administration, for the negotiation and purchase of major capital goods, and to support the business units. We promote competition between suppliers and seek to develop relationships with suppliers that focus on lowering our costs. We seek suppliers who identify and concentrate on implementing continuous improvement opportunities within their area of expertise. To the extent upward pressure on costs exceeds our ability to realize sales increases, or if we experience unanticipated operating or transportation difficulties, our operating margins would be negatively impacted. We may also experience difficult geologic conditions, delays in obtaining permits, labor shortages, unforeseen equipment problems, and unexpected shortages of critical materials such as tires, fuel and explosives that may result in adverse cost increases and limit our ability to produce at forecasted levels.

Results of Operations

Our results of operations for the years ended December 31, 2021 and 2020 are discussed in these “Results of Operations” presented below.

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Revenues

The following table summarizes information about our revenues during the years ended December 31, 2021 and 2020:

	Year Ended December 31,		Increase (Decrease)
(In thousands, except for per ton data)	2021	2020	$ or Tons	%
Coal revenues	$2,252,597	$1,413,124	$839,473	59.4%
Other revenues	5,989	3,063	2,926	95.5%
Total revenues	$2,258,586	$1,416,187	$842,399	59.5%

Tons sold	16,839	15,513	1,326	8.5%

Coal revenues. Coal revenues increased $839.5 million, or 59.4%, for the year ended December 31, 2021 compared to the prior year period. The increase was primarily due to an increase in tons sold and higher coal sales realization within our Met segment operations as a result of an improved pricing environment during the second half of 2021. Increasing coal demand, resulting from improved economic activity, coupled with a limited supply response contributed to a rise in coal prices. Refer to the “Non-GAAP Coal revenues” section below for further detail on coal revenues for the year ended December 31, 2021 compared to the prior year period.

Cost and Expenses

The following table summarizes information about our costs and expenses during the years ended December 31, 2021 and 2020:

	Year Ended December 31,		Increase (Decrease)
(In thousands)	2021	2020	$	%
Cost of coal sales (exclusive of items shown separately below)	$1,679,742	$1,281,011	$398,731	31.1%
Depreciation, depletion and amortization	110,047	139,885	(29,838)	(21.3)%
Accretion on asset retirement obligations	26,520	26,504	16	0.1%
Amortization of acquired intangibles, net	13,244	9,214	4,030	43.7%
Asset impairment and restructuring	(561)	83,878	(84,439)	(100.7)%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	63,901	57,356	6,545	11.4%
Total other operating (income) loss:
Mark-to-market adjustment for acquisition-related obligations	19,525	(8,750)	28,275	323.1%
Other income	(10,972)	(2,223)	(8,749)	(393.6)%
Total costs and expenses	$1,901,446	$1,586,875	$314,571	19.8%

Cost of coal sales. Cost of coal sales increased $398.7 million, or 31.1%, for the year ended December 31, 2021 compared to the prior year period. The increase was primarily driven by an increase in tons sold in the current period relative to the prior year period and increased supplies and maintenance expense, royalties and taxes, and salaries and wages expense, partially offset by inventory change during the current period.
Depreciation, depletion and amortization. Depreciation, depletion and amortization decreased $29.8 million, or 21.3%, for the year ended December 31, 2021 compared to the prior year period. The decrease in depreciation, depletion and amortization was primarily a result of asset disposals and asset impairments throughout the prior year.

Amortization of acquired intangibles, net. Amortization of acquired intangibles, net increased $4.0 million, or 43.7%, for the year ended December 31, 2021 compared to the prior year period. The increase was primarily driven by the lower current period amortization related to below-market acquired coal supply agreements.

Asset impairment and restructuring. Asset impairment and restructuring decreased $84.4 million, or 100.7%, for the year ended December 31, 2021 compared to the prior year period. For the year ended December 31, 2021, asset impairment and restructuring included long-lived asset impairment of $60 thousand and restructuring expense of ($621) thousand. For the year ended December 31, 2020, asset impairment and restructuring included long-lived asset impairment of $81.0 million and restructuring expense of $2.9 million. Refer to Note 8 for further information.

Selling, general and administrative. Selling, general and administrative expenses increased $6.5 million, or 11.4%, for the year ended December 31, 2021 compared to the prior year period. This increase in expense was primarily related to increases of $4.3 million in incentive pay, $2.1 million in stock compensation expense, and $1.2 million in wages and benefits expense, partially offset by decreases of $1.6 million in professional fees and $0.7 million in severance expense.

Mark-to-market adjustment for acquisition-related obligations. The mark-to-market adjustment for acquisition-related obligations resulted in an increase in expense of $28.3 million for the year ended December 31, 2021 compared to the prior year period. This decrease was related to the $19.5 million Contingent Revenue Obligation mark-to-market adjustment recorded during the year ended December 31, 2021 due to changes in underlying fair value assumptions during the current period. Refer to Note 17 for Contingent Revenue Obligation fair value input assumptions.
Other income. Other income increased $8.7 million, or 393.6%, for the year ended December 31, 2021 compared to the prior year period, primarily due to a gain on sale of assets, net, of $9.9 million and a gain on settlement of acquisition-related obligations of $1.1 million in the current period.
Other (Expense) Income

The following table summarizes information about our other (expense) income during the year ended December 31, 2021 and 2020:

	Year Ended December 31,		Increase (Decrease)
(In thousands)	2021	2020	$	%
Other (expense) income:
Interest expense	$(69,654)	$(74,528)	$4,874	6.5%
Interest income	334	7,027	(6,693)	(95.2)%
Equity loss in affiliates	(4,149)	(3,473)	(676)	(19.5)%
Miscellaneous income (loss), net	6,867	(1,972)	8,839	448.2%
Total other expense, net	$(66,602)	$(72,946)	$6,344	8.7%

Interest expense. Interest expense decreased $4.9 million, or 6.5%, for the year ended December 31, 2021 compared to the prior year period, primarily due to a decrease in debt outstanding. Refer to Note 14 for additional information.

Interest income. Interest income decreased $6.7 million, or 95.2%, for the year ended December 31, 2021 compared to the prior year period. The decrease was primarily due to the interest income recorded during the three months ended June 30, 2020 associated with the federal income tax interest receivable related to the net operating loss carryback claim.

Miscellaneous income (loss), net. Miscellaneous income (loss), net increased $8.8 million, or 448.2%, for the year ended December 31, 2021 compared to the prior year period. The increase was primarily due to the increase in the net periodic benefit credit for pension obligations. Refer to Note 19 for additional information.

Income Tax (Expense) Benefit

The following table summarizes information about our income tax (expense) benefit during the years ended December 31, 2021 and 2020:

	Year Ended December 31,		Increase (Decrease)
(In thousands)	2021	2020	$	%
Income tax (expense) benefit	$(3,609)	$2,164	$(5,773)	(266.8)%

Income taxes. Income tax expense of $3.6 million was recorded for the year ended December 31, 2021 on income from continuing operations before income taxes of $290.5 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to the decrease in the valuation allowance.

Income tax benefit of $2.2 million was recorded for the year ended December 31, 2020 on a loss from continuing operations before income taxes of $243.6 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to the increase in the valuation allowance, partially offset by the permanent impact of percentage depletion deductions, the impact of state income taxes, net of federal tax impact, and a refund of previously sequestered AMT Credits. Refer to Note 18 for additional information.

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

Included below are reconciliations of non-GAAP financial measures to GAAP financial measures.

The following tables summarize certain financial information relating to our coal operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$2,173,647	$78,950	$2,252,597
Less: Freight and handling fulfillment revenues	(380,457)	(520)	(380,977)
Non-GAAP Coal revenues	$1,793,190	$78,430	$1,871,620
Tons sold	15,569	1,270	16,839
Non-GAAP Coal sales realization per ton	$115.18	$61.76	$111.15

Cost of coal sales (exclusive of items shown separately below)	$1,607,157	$72,585	$1,679,742
Depreciation, depletion and amortization - production (1)	99,963	9,362	109,325
Accretion on asset retirement obligations	13,571	12,949	26,520
Amortization of acquired intangibles, net	13,671	(427)	13,244
Total Cost of coal sales	$1,734,362	$94,469	$1,828,831
Less: Freight and handling costs	(380,457)	(520)	(380,977)
Less: Depreciation, depletion and amortization - production (1)	(99,963)	(9,362)	(109,325)
Less: Accretion on asset retirement obligations	(13,571)	(12,949)	(26,520)
Less: Amortization of acquired intangibles, net	(13,671)	427	(13,244)
Less: Idled and closed mine costs	(16,858)	(11,680)	(28,538)
Non-GAAP Cost of coal sales	$1,209,842	$60,385	$1,270,227
Tons sold	15,569	1,270	16,839
Non-GAAP Cost of coal sales per ton	$77.71	$47.55	$75.43
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Year Ended December 31, 2021
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$2,173,647	$78,950	$2,252,597
Less: Total Cost of coal sales (per table above)	(1,734,362)	(94,469)	(1,828,831)
GAAP Coal margin	$439,285	$(15,519)	$423,766
Tons sold	15,569	1,270	16,839
GAAP Coal margin per ton	$28.22	$(12.22)	$25.17

GAAP Coal margin	$439,285	$(15,519)	$423,766
Add: Depreciation, depletion and amortization - production (1)	99,963	9,362	109,325
Add: Accretion on asset retirement obligations	13,571	12,949	26,520
Add: Amortization of acquired intangibles, net	13,671	(427)	13,244
Add: Idled and closed mine costs	16,858	11,680	28,538
Non-GAAP Coal margin	$583,348	$18,045	$601,393
Tons sold	15,569	1,270	16,839
Non-GAAP Coal margin per ton	$37.47	$14.21	$35.71
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Year Ended December 31, 2020
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$1,263,855	$149,269	$1,413,124
Less: Freight and handling fulfillment revenues	(206,509)	(12,940)	(219,449)
Non-GAAP Coal revenues	$1,057,346	$136,329	$1,193,675
Tons sold	13,070	2,443	15,513
Non-GAAP Coal sales realization per ton	$80.90	$55.80	$76.95

Cost of coal sales (exclusive of items shown separately below)	$1,140,556	$140,455	$1,281,011
Depreciation, depletion and amortization - production (1)	124,060	14,568	138,628
Accretion on asset retirement obligations	14,214	12,290	26,504
Amortization of acquired intangibles, net	12,889	(3,675)	9,214
Total Cost of coal sales	$1,291,719	$163,638	$1,455,357
Less: Freight and handling costs	(206,509)	(12,940)	(219,449)
Less: Depreciation, depletion and amortization - production (1)	(124,060)	(14,568)	(138,628)
Less: Accretion on asset retirement obligations	(14,214)	(12,290)	(26,504)
Less: Amortization of acquired intangibles, net	(12,889)	3,675	(9,214)
Less: Idled and closed mine costs	(16,640)	(12,240)	(28,880)
Non-GAAP Cost of coal sales	$917,407	$115,275	$1,032,682
Tons sold	13,070	2,443	15,513
Non-GAAP Cost of coal sales per ton	$70.19	$47.19	$66.57
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Year Ended December 31, 2020
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$1,263,855	$149,269	$1,413,124
Less: Total Cost of coal sales (per table above)	(1,291,719)	(163,638)	(1,455,357)
GAAP Coal margin	$(27,864)	$(14,369)	$(42,233)
Tons sold	13,070	2,443	15,513
GAAP Coal margin per ton	$(2.13)	$(5.88)	$(2.72)

GAAP Coal margin	$(27,864)	$(14,369)	$(42,233)
Add: Depreciation, depletion and amortization - production (1)	124,060	14,568	138,628
Add: Accretion on asset retirement obligations	14,214	12,290	26,504
Add: Amortization of acquired intangibles, net	12,889	(3,675)	9,214
Add: Idled and closed mine costs	16,640	12,240	28,880
Non-GAAP Coal margin	$139,939	$21,054	$160,993
Tons sold	13,070	2,443	15,513
Non-GAAP Coal margin per ton	$10.71	$8.62	$10.38
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Year Ended December 31,		Increase (Decrease)
(In thousands, except for per ton data)	2021	2020	$ or Tons	%
Met segment operations:
Tons sold	15,569	13,070	2,499	19.1%
Non-GAAP Coal revenues	$1,793,190	$1,057,346	$735,844	69.6%
Non-GAAP Coal sales realization per ton	$115.18	$80.90	$34.28	42.4%

All Other category:
Tons sold	1,270	2,443	(1,173)	(48.0)%
Non-GAAP Coal revenues	$78,430	$136,329	$(57,899)	(42.5)%
Non-GAAP Coal sales realization per ton	$61.76	$55.80	$5.96	10.7%

Non-GAAP Coal revenues. Met segment operations non-GAAP coal revenues increased $735.8 million, or 69.6%, for the year ended December 31, 2021 compared to the prior year period. The increase was primarily due to an increase in tons sold and higher average non-GAAP coal sales realization of 42.4% per ton resulting from an improved pricing environment compared to the prior year period.
All Other category non-GAAP coal revenues decreased $57.9 million, or 42.5%, for the year ended December 31, 2021 compared to the prior year period primarily due to a decrease in thermal tons sold as we continued our strategic shift to focus on met coal production.

	Year Ended December 31,		Increase (Decrease)
(In thousands, except for per ton data)	2021	2020	$	%
Met segment operations:
Non-GAAP Cost of coal sales	$1,209,842	$917,407	$292,435	31.9%
Non-GAAP Cost of coal sales per ton	$77.71	$70.19	$7.52	10.7%
Non-GAAP Coal margin per ton	$37.47	$10.71	$26.76	249.9%

All Other category:
Non-GAAP Cost of coal sales	$60,385	$115,275	$(54,890)	(47.6)%
Non-GAAP Cost of coal sales per ton	$47.55	$47.19	$0.36	0.8%
Non-GAAP Coal margin per ton	$14.21	$8.62	$5.59	64.8%

Non-GAAP cost of coal sales. Met segment operations non-GAAP cost of coal sales increased $292.4 million, or 31.9%, for the year ended December 31, 2021 compared to the prior year period. The increase was primarily driven by an increase in tons sold in the current period relative to the prior year period and increased supplies and maintenance expense, royalties and taxes, and salaries and wages expense, partially offset by inventory change during the current period.

All Other category non-GAAP cost of coal sales decreased $54.9 million, or 47.6%, for the year ended December 31, 2021 compared to the prior year period. The decrease was primarily driven by a decrease in thermal tons sold and decreased supplies and maintenance expense and royalties and taxes, partially offset by increased salaries and wages expense and inventory change during the current period.

Our non-GAAP cost of coal sales includes purchased coal costs. In the following tables, we calculate Adjusted cost of produced coal sold as non-GAAP cost of coal sales less purchased coal costs.

	Year Ended December 31, 2021
(In thousands, except for per ton data)	Met	All Other	Consolidated
Non-GAAP Cost of coal sales	$1,209,842	$60,385	$1,270,227
Less: cost of purchased coal sold	(97,872)	(660)	(98,532)
Adjusted cost of produced coal sold	$1,111,970	$59,725	$1,171,695
Produced tons sold	14,638	1,265	15,903
Adjusted cost of produced coal sold per ton (1)	$75.96	$47.21	$73.68
(1) Cost of produced coal sold per ton for our operations is calculated as non-GAAP cost of produced coal sold divided by produced tons sold.

	Year Ended December 31, 2020
(In thousands, except for per ton data)	Met	All Other	Consolidated
Non-GAAP Cost of coal sales	$917,407	$115,275	$1,032,682
Less: cost of purchased coal sold	(85,769)	(925)	(86,694)
Adjusted cost of produced coal sold	$831,638	$114,350	$945,988
Produced tons sold	11,941	2,429	14,370
Adjusted cost of produced coal sold per ton (1)	$69.65	$47.08	$65.83
(1) Cost of produced coal sold per ton for our operations is calculated as non-GAAP cost of produced coal sold divided by produced tons sold.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that is presented as a supplemental measure and is not intended to replace financial performance or liquidity measures determined in accordance with GAAP. Moreover, this measure is not calculated identically by all companies and therefore may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is presented because management believes it is a useful indicator of the financial performance of our coal operations. The following tables present a reconciliation of net income (loss) to Adjusted EBITDA for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021
(In thousands)	Met	All Other	Consolidated
Net income (loss) from continuing operations	$439,859	$(152,930)	$286,929
Interest expense	184	69,470	69,654
Interest income	(6)	(328)	(334)
Income tax expense	—	3,609	3,609
Depreciation, depletion and amortization	99,963	10,084	110,047
Non-cash stock compensation expense	28	5,287	5,315
Mark-to-market adjustment - acquisition-related obligations	—	19,525	19,525
Gain on settlement of acquisition-related obligations	—	(1,125)	(1,125)
Accretion on asset retirement obligations	13,571	12,949	26,520
Asset impairment and restructuring	—	(561)	(561)
Amortization of acquired intangibles, net	13,671	(427)	13,244
Adjusted EBITDA	$567,270	$(34,447)	$532,823

	Year Ended December 31, 2020
(In thousands)	Met	All Other	Consolidated
Net loss from continuing operations	$(77,519)	$(163,951)	$(241,470)
Interest expense	(2,014)	76,542	74,528
Interest income	(63)	(6,964)	(7,027)
Income tax benefit	—	(2,164)	(2,164)
Depreciation, depletion and amortization	124,060	15,825	139,885
Non-cash stock compensation expense	289	4,607	4,896
Mark-to-market adjustment - acquisition-related obligations	—	(8,750)	(8,750)
Accretion on asset retirement obligations	14,214	12,290	26,504
Asset impairment and restructuring	46,317	37,561	83,878
Management restructuring costs (1)	501	440	941
Loss on partial settlement of benefit obligations	1,607	1,359	2,966
Amortization of acquired intangibles, net	12,889	(3,675)	9,214
Adjusted EBITDA	$120,281	$(36,880)	$83,401
(1) Management restructuring costs are related to severance expense associated with senior management changes during the three months ended March 31, 2020.

The following table summarizes Adjusted EBITDA for our Met segment operations and All Other category:

	Year Ended December 31,		Increase (Decrease)
(In thousands)	2021	2020	$	%
Adjusted EBITDA
Met operations	$567,270	$120,281	$446,989	371.6%
All Other	(34,447)	(36,880)	2,433	6.6%
Total	$532,823	$83,401	$449,422	538.9%

Met segment operations. Adjusted EBITDA increased $447.0 million, or 371.6%, for the year ended December 31, 2021 compared to the prior year period. The increase in Adjusted EBITDA was primarily driven by increased coal margin and coal sales volumes.
All Other category. Adjusted EBITDA increased $2.4 million, or 6.6%, for the year ended December 31, 2021 compared to the prior year period. The increase in Adjusted EBITDA was primarily driven by decreases in cost of coal sales and increases in sales realization per ton, partially offset by a decrease in thermal tons sold.
Discontinued Operations

The former NAPP operations’ results of operations and financial position are reported as discontinued operations in the Consolidated Financial Statements. Refer to Note 3 for further information on discontinued operations. The following tables summarize certain financial information relating to the discontinued operating results which are reported within the All Other category that have been derived from our Consolidated Financial Statements for the year ended December 31, 2020.

(In thousands, except for per ton data)	Year Ended December 31, 2020 (2)
Coal revenues	$233,083
Less: Freight and handling fulfillment revenues	(11,135)
Non-GAAP Coal revenues	$221,948
Tons sold	5,420
Non-GAAP Coal sales realization per ton	$40.95

Cost of coal sales (exclusive of items shown separately below)	$215,390
Depreciation, depletion and amortization - production (1)	11,570
Accretion on asset retirement obligations	4,154
Amortization of acquired intangibles, net	861
Total Cost of coal sales	$231,975
Less: Freight and handling costs	(11,135)
Less: Depreciation, depletion and amortization - production (1)	(11,570)
Less: Accretion on asset retirement obligations	(4,154)
Less: Amortization of acquired intangibles, net	(861)
Less: Idled and closed mine costs	(3,102)
Non-GAAP Cost of coal sales	$201,153
Tons sold	5,420
Non-GAAP Cost of coal sales per ton	$37.11
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.
(2) Includes minor residual activity related to our former PRB operations.

(In thousands, except for per ton data)	Year Ended December 31, 2020 (2)
Coal revenues	$233,083
Less: Total Cost of coal sales (per table above)	(231,975)
GAAP Coal margin	$1,108
Tons sold	5,420
GAAP Coal margin per ton	$0.20

GAAP Coal margin	$1,108
Add: Depreciation, depletion and amortization - production (1)	11,570
Add: Accretion on asset retirement obligations	4,154
Add: Amortization of acquired intangibles, net	861
Add: Idled and closed mine costs	3,102
Non-GAAP Coal margin	$20,795
Tons sold	5,420
Non-GAAP Coal margin per ton	$3.84
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.
(2) Includes minor residual activity related to our former PRB operations.

Refer to Note 3 for disclosures on the Cumberland Back-to-Back Coal Supply Agreements.

Liquidity and Capital Resources
Overview

Our primary liquidity and capital resource requirements stem from the cost of our coal production and purchases, our capital expenditures, our debt service, our reclamation obligations, our regulatory costs and settlements and associated costs. Our primary sources of liquidity are derived from sales of coal, our debt financing, and miscellaneous revenues.
We believe that cash on hand and cash generated from our operations will be sufficient to meet our working capital requirements, anticipated capital expenditures, debt service requirements, acquisition-related obligations, and reclamation obligations for the next 12 months and the reasonably foreseeable future. We rely on a number of assumptions in budgeting for our future activities. These include the costs for mine development to sustain capacity of our operating mines, our cash flows from operations, effects of regulation and taxes by governmental agencies, mining technology improvements and reclamation costs. These assumptions are inherently subject to significant business, political, economic, regulatory, environmental and competitive uncertainties, pending and existing climate-related initiatives, contingencies and risks, all of which are difficult to predict and many of which are beyond our control. Increased scrutiny of ESG matters specific to the coal sector could negatively influence our ability to raise capital in the future and result in a reduced number of surety and insurance providers. We may need to raise additional funds if market conditions deteriorate, and we may not be able to do so in a timely fashion, on terms acceptable to us, or at all; or one or more of our assumptions prove to be incorrect or if we choose to expand our acquisition, exploration, appraisal, or development efforts or any other activity more rapidly than we presently anticipate. Additionally, we may elect to raise additional funds before we need them if the conditions for raising capital are favorable. We may seek to sell equity or debt securities or obtain additional bank credit facilities. The sale of equity securities could result in dilution to our stockholders. The incurrence of additional indebtedness could result in increased fixed obligations and additional covenants that could restrict our operations.
Liquidity

The following table summarizes our total liquidity as of December 31, 2021:

(in thousands)	December 31, 2021
Cash and cash equivalents	$81,211
Credit facility availability (1)	33,963
Total liquidity	$115,174
(1) Comprised of our unused commitments available under the Second Amended and Restated Asset-Based Revolving Credit Agreement, subject to limitations described therein.

Cash Collateral

We are required to provide cash collateral to secure our obligations under certain worker’s compensation, black lung, reclamation-related obligations, financial payments and other performance obligations, and other operating agreements. Additionally, we have short-term restricted cash held in escrow related to our Contingent Revenue Obligation (refer to Note 15). Future regulatory changes relating to these obligations could result in increased obligations, additional costs, or additional collateral requirements which could require greater use of alternative sources of funding for this purpose, which would reduce our liquidity. Refer to the DCMWC Reauthorization Process section below for information related to the new authorization process for self-insured coal mine operators being implemented by the U.S. Department of Labor (Division of Coal Mine Workers’ Compensation). As of December 31, 2021, we had the following cash collateral on our Consolidated Balance Sheets:

(in thousands)	December 31, 2021
Short-term and long-term restricted cash	$101,403
Long-term restricted investments	28,443
Short-term and long-term deposits	1,394
Total cash collateral	$131,240

Off-Balance Sheet Arrangements

We are required to provide financial assurance in order to perform the post-mining reclamation required by our mining permits, pay workers’ compensation claims under workers’ compensation laws in various states, pay federal black lung benefits, and perform certain other obligations. In order to provide the required financial assurance, we generally use surety bonds for post-mining reclamation and workers’ compensation obligations. We also use bank letters of credit to collateralize certain obligations. As of December 31, 2021, we had the following outstanding surety bonds and letters of credit:

(in thousands)	December 31, 2021
Surety bonds (1)	$176,119
Letters of credit (2)	$121,650
(1) Total face amount includes $30 thousand attributable to discontinued operations.
(2) The letters of credit outstanding are under the Second Amended and Restated Asset-Based Revolving Credit Agreement dated December 6, 2021 and the Credit and Security Agreement dated June 30, 2017, and related amendments, between ANR, Inc. and First Tennessee Bank National Association.

Refer to Note 22, part (c) for further disclosures on off-balance sheet arrangements.

Debt Financing and Related Transactions

At December 31, 2021, we had $454.7 million of indebtedness outstanding before debt discount and issuance costs. Our indebtedness is primarily comprised of our Credit Agreement entered into on June 14, 2019 that provides for a senior secured term loan facility in the aggregate principal amount of $561.8 million with a maturity date of June 14, 2024 (the “Term Loan Credit Facility”). The Term Loan Credit Facility permits us, subject to approval of the administrative agent and the lenders providing the financing, to request incremental term loans up to an aggregate amount of $50.0 million subject to certain conditions in the Credit Agreement, in increments not less than $25.0 million or the remaining availability.
In a continued strategic effort to reduce our outstanding debt and strengthen our balance sheet, we repurchased at a discount certain outstanding principal borrowings of $18.7 million and made voluntary prepayments of $81.0 million of outstanding principal borrowings under the Term Loan Credit Facility during the third and fourth quarters of 2021. During the first quarter of 2022, we made additional voluntary prepayments of $150.0 million of outstanding principal borrowings under the Term Loan Credit Facility. Subject to continued coal market strength and available liquidity, we are planning to continue our efforts to substantially deleverage the balance sheet in coming quarters.
On December 6, 2021, we entered into the Second Amended and Restated Asset-Based Revolving Credit Agreement (“New ABL Agreement”). The New ABL Agreement amended and restated the Amended and Restated Asset-Based Revolving Credit Agreement dated November 9, 2018, in its entirety, and includes a senior secured asset-based revolving credit facility (“the New ABL Facility”). Under the New ABL Facility, we may borrow cash from the Lenders (as defined therein) or cause the L/C Issuers (as defined therein) to issue letters of credit, on a revolving basis, in an aggregate amount of up to $155.0 million, of which no more than $150.0 million may represent outstanding letters of credit ($125.0 million on a committed basis and another $25.0 million on an uncommitted cash collateralized basis) with a maturity date of December 6, 2024. The New ABL Agreement extended the maturity date of the facility from the previous maturity of April 3, 2022. Availability under the New ABL Facility is calculated on a monthly basis and fluctuates based on qualifying amounts of coal inventory and trade accounts receivable (the “Borrowing Base”) and the facility's covenant limitations related to our Fixed Charge Coverage Ratio (refer to “Analysis of Material Debt Covenants” below). In accordance with terms of the New ABL Facility, we may be required to cash collateralize the New ABL Facility to the extent outstanding borrowings and letters of credit under the New ABL Facility exceed the Borrowing Base after considering covenant limitations.
On July 26, 2021, we repaid in full the West Virginia allocation of the Lexington Coal Company (“LCC”) note payable (“LCC Note Payable”) in the amount of $21.2 million. The final $7.7 million payment was originally due in July of 2022, but we negotiated the return of $14.0 million of surety collateral in exchange for early repayment, which allowed us to eliminate that portion of the debt a year early and at a lower net cash outflow than was previously expected in 2021. In October 2021, we elected to repay in full the remaining LCC Note Payable in the amount of $2.3 million and the remaining obligation to contribute into the LCC’s water treatment restricted accounts (the “LCC Water Treatment Stipulation”) in the amount of $5.0 million.
Refer to Note 14 for additional disclosures on long-term debt.
Acquisition-Related Obligations

At December 31, 2021, we had $41.6 million of acquisition-related obligations outstanding before discount. Our acquisition-related obligations are primarily comprised of the Contingent Revenue Obligation which has an offsetting $17.6 million of short-term restricted cash held in escrow as of the first quarter of 2022 (refer to Note 15).

Capital Requirements

We expect to spend between $160.0 million and $190.0 million on capital expenditures during 2022. Our expected capital expenditures include an increase from our estimates in the prior year due to inflationary pressure on labor and supplies and plans for several important projects that will help modernize and strategically improve our operations and preparation plant infrastructure.

Contractual Obligations

The following is a summary of our significant contractual obligations as of December 31, 2021:

(in thousands)	2022	2023	2024	2025	2026	After 2026	Total
Term Loan Credit Facility (1)	$44,944	$44,944	$470,158	$—	$—	$—	$560,046
Contingent Revenue Obligation	17,524	22,988	—	—	—	—	40,512
Minimum royalties	14,665	14,418	13,620	12,525	12,396	56,771	124,395
Coal purchase commitments	37,335	—	—	—	—	—	37,335
Unconditional purchase obligations (2)	46,514	105,750	87,825	—	—	—	240,089
Total	$160,982	$188,100	$571,603	$12,525	$12,396	$56,771	$1,002,377
(1) Includes cash interest payable on this obligation, with an interest rate of 10.00% as of December 31, 2021.
(2) Includes transportation commitments, minimum equipment purchase commitments, and diesel fuel purchase commitments. Refer to Note 22 for further information.

Additionally, we have long-term liabilities relating to asset retirement obligations, pension benefits, black lung benefits, postretirement life insurance benefits, and workers’ compensation benefits. The table below reflects the estimated undiscounted cash flows for these obligations:

(in thousands)	2022	2023	2024	2025	2026	After 2026	Total
Asset retirement obligation	$32,802	$35,495	$35,663	$24,079	$35,865	$256,029	$419,933
Pension benefit obligation (1)	30,949	30,944	31,161	31,497	31,657	940,537	1,096,745
Black lung benefit obligation	7,295	7,208	7,254	7,329	7,497	158,467	195,050
Postretirement life insurance benefit obligation	602	568	569	571	570	14,237	17,117
Workers’ compensation benefit obligation	10,612	7,757	6,277	5,497	5,076	72,759	107,978
Total	$82,260	$81,972	$80,924	$68,973	$80,665	$1,442,029	$1,836,823
(1) The estimated undiscounted cash flows will be paid from the defined benefit pension plan assets held within the defined benefit pension plan trust. Refer to Note 19 for further disclosures related to this obligation.

Business Updates

On December 14, 2021, S&P Global Ratings upgraded its issuer credit rating on the Company to B- from CCC+ and its issuer-level rating on our senior secured debt to B- from CCC+ amid favorable market indicators. The rating outlook was noted as stable. On September 14, 2021, Moody’s Investors Service ("Moody's") upgraded our Corporate Family Rating to B3 from Caa1, Probability of Default Rating to B3-PD from Caa1-PD, Senior Secured First Lien Bank Credit Facility Rating to B3 (LGD4) from Caa2 (LGD4), and Speculative Grade Liquidity Rating to SGL-2 from SGL-3 which were upgraded from Moody’s previous ratings which were released on April 16, 2021. The rating outlook was noted as stable. Should we receive any negative outlook ratings in the future, such negative outlook ratings would result in potential liquidity risks for us, including the risks of declines in our stock value, declines in our cash and cash equivalents, less availability and higher costs of additional credit, and requests for additional collateral by surety providers.
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
Income Taxes

In August 2021, we received an expected $64.2 million federal income tax refund and a $5.4 million associated interest payment related to a net operating loss (“NOL”) carryback claim. Refer to Note 18 for further income tax disclosures.
Pension Plans

We sponsor three qualified non-contributory pension plans (“Pension Plans”) which cover certain salaried and non-union hourly employees. Participants accrued benefits either based on certain formulas, the participant’s compensation prior to retirement or plan specified amounts for each year of service. Benefits are frozen under these Pension Plans. Annual funding contributions to the Pension Plans are made as recommended by consulting actuaries based upon the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) funding standards. Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006. As a result of the recent funding relief granted under the American Rescue Plan Act, contributions requirements to the pension plans were reduced relative to our previous estimates, and we contributed $6.6 million to the Pension Plans in 2021. We expect our minimum required contributions to be $4.4 million to the pension plans in 2022. Refer to Note 19 for further disclosures related to this obligation.
Discontinued Operations

Refer to Note 3 for disclosure on discontinued operations.

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

The reauthorization process provided us with the right to appeal the security determination in writing within 30 days of the date of the notification, which appeal period the DCMWC agreed to extend to May 22, 2020, and we exercised this right of appeal. We strongly disagree with the DCMWC’s substantially higher collateral determination and the methodology through which the calculation was derived. In February 2021, the U.S. Department of Labor (“DOL”) withdrew its Federal Register notice seeking comments on its bulletin describing its new method of calculating collateral requirements. The Department removed the bulletin from its website in May 2021. On February 10, 2022, a telephone conference was held with DCMWC and DOL decision makers wherein we presented facts and arguments in support of our appeal. No ruling has been made on the appeal, but during the call we indicated that we would be willing to allocate an additional $10.0 million in collateral. If our appeal is unsuccessful, we may be required to provide additional letters of credit in order to receive self-insurance reauthorization from the DCMWC or insure these black lung obligations through a third party provider, which would likely also require us to provide additional collateral. Either of these outcomes would significantly reduce our liquidity.

Share Repurchase Program

On March 4, 2022, our board of directors adopted a share repurchase program that permits us to repurchase up to an aggregate amount of $150.0 million of our common stock. Share repurchases may be made from time to time through open market transactions, block trades, tender offers, or otherwise. Repurchases under the program are subject to market and business conditions, levels of available liquidity, our cash needs, restrictions under agreements or obligations, legal or regulatory requirements or restrictions and other relevant factors.

Cash Flows

Cash, cash equivalents, and restricted cash decreased by $62.0 million and $103.1 million over the years ended December 31, 2021 and 2020, respectively. The net change in cash, cash equivalents, and restricted cash was attributable to the following:

	Year Ended December 31,
	2021	2020
Cash flows (in thousands):
Net cash provided by operating activities	$174,943	$129,236
Net cash used in investing activities	(89,855)	(209,969)
Net cash used in financing activities	(147,045)	(22,376)
Net decrease in cash and cash equivalents and restricted cash	$(61,957)	$(103,109)

Operating Activities. The increase in net cash provided by operating activities for the year ended December 31, 2021 compared to the prior year period was primarily attributable to the improvement in our results from operations as discussed above in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations,” partially offset by changes in operating assets and liabilities, primarily attributable to an increase in our working capital. Our working capital increase was primarily driven by an increase in our trade accounts receivable, net, partially offset by the receipt of the federal tax refund in the current year as discussed above.

Investing Activities. The decrease in net cash used in investing activities for the year ended December 31, 2021 compared to the prior year period was primarily driven by the decrease in our capital expenditures which were near the maintenance capital level in the current year period and the cash paid on the sale of our former NAPP operations in the prior year period (refer to Note 3 for further information).

Financing Activities. The increase in net cash used in financing activities for the year ended December 31, 2021 compared to the prior year period was primarily driven by the repurchase and voluntary prepayments of our outstanding principal borrowings under the Term Loan Credit Facility during the second half of the current year period (refer to Note 14 for further information).

Analysis of Material Debt Covenants

We are in compliance with all covenants under the Credit Agreement’s Term Loan Credit Facility and the New ABL Agreement, as of December 31, 2021. A breach of the covenants in the Credit Agreement’s Term Loan Credit Facility or the Amended and Restated Asset-Based Revolving Credit Agreement could result in a default under the terms of such agreement, and the respective lenders could then elect to declare all amounts borrowed due and payable.

Pursuant to the New ABL Agreement, during any Liquidity Period (capitalized terms as defined in the New ABL Agreement), our Fixed Charge Coverage Ratio cannot be less than 1.0 as of the last day of any Test Period, commencing with the Test Period ended immediately preceding the commencement of such Liquidity Period. The Fixed Charge Coverage Ratio is calculated as (a) Consolidated EBITDA of the Company and its Restricted Subsidiaries for such period, minus non-financed Capital Expenditures (including Capital Expenditures financed with the proceeds of any Loans) paid or payable currently in cash by the Company or any of its Subsidiaries for such period to (b) the Fixed Charges of the Company and its Restricted Subsidiaries during such period. As of December 31, 2021, we were not in a Liquidity Period.

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
•Third-Party Margin. The measurement of an obligation at fair value is based upon the amount a third party would demand to perform the obligation. Because we plan to perform a significant amount of the reclamation activities with internal resources, a third-party margin was added to the estimated costs of these activities. This margin was estimated based upon our historical experience with contractors performing similar types of reclamation activities. The inclusion of this margin will result in a recorded obligation that is greater than our estimates of our cost to perform the reclamation activities. If our cost estimates are accurate, the excess of the recorded obligation over the cost incurred to perform the work will be recorded as a reduction to depreciation, depletion and amortization within our Consolidated Statements of Operations at the time that reclamation work is completed.
On at least an annual basis, we review our reclamation liabilities and make necessary adjustments for permit changes as granted by state authorities, additional costs resulting from accelerated mine closures, and revisions to cost estimates and productivity assumptions to reflect current experience and updated plans. At December 31, 2021, we had recorded asset retirement obligation liabilities of $164.2 million, including amounts reported as current. While the precise amount of these future costs cannot be determined with certainty, as of December 31, 2021, we estimate that the aggregate undiscounted cost of final mine closures is approximately $419.9 million. Refer to Note 16 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for reclamation disclosures including a table summarizing the changes in asset retirement obligations for the years ended December 31, 2021 and 2020.
Retirement Plans. We have three non-contributory defined benefit retirement plans (the “Pension Plans”) covering certain of our salaried and non-union hourly employees, all of which are frozen. Benefits are based on either the employee’s compensation prior to retirement or stated amounts for each year of service with us. Funding of the Pension Plans is in accordance with requirements of ERISA, and our contributions can be deducted for federal income tax purposes. We contributed $6.6 million to our Pension Plans for the year ended December 31, 2021. For the year ended December 31, 2021, we recorded a net periodic benefit credit of $11.5 million, which included a settlement of $0.4 million, for our Pension Plans and have recorded net obligations of $159.9 million. Refer to Note 19 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for disclosures summarizing the changes in these projected benefit obligations for the years ended December 31, 2021 and 2020.
The calculation of the net periodic benefit expense (credit) and projected benefit obligation associated with our Pension Plans requires the use of a number of assumptions, which are used by our independent actuaries to make the underlying calculations. Refer to Note 19 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a summary of these assumptions and additional disclosures related to our Pension Plans. Changes in these assumptions can result in different net periodic benefit expense and liability amounts, and actual experience can differ from the assumptions.
•The expected long-term rate of return on plan assets is an assumption of the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. We establish the expected long-term rate of return on plan assets at the beginning of each fiscal year based upon historical returns and projected returns on the underlying mix of invested assets. The Pension Plans investment targets are 60% equity securities and 40% fixed income funds, based on the assumption the Pension Plans have a funded status level less than 90% (refer to Note 19 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional disclosures on this assumption). Investments are rebalanced on a periodic basis to stay within these targeted guidelines. The expected long-term rate of return on plan assets assumption used to determine net periodic benefit expense was 5.80% for the year ended December 31, 2021. The expected long-term rate of return on plan assets assumption to be used in 2022 is expected to be 5.80%. Any difference between the actual experience and the assumed experience is deferred as an unrecognized actuarial gain or loss and amortized into expense in future periods.
•The discount rate represents our estimate of the interest rate at which pension benefits could be effectively settled. Assumed discount rates are used in the measurement of the projected and accumulated benefit obligations and the interest cost component of the net periodic benefit expense. In estimating that rate, we use rates of return on high quality, fixed income investments. The weighted average discount rate used to determine the pension benefit obligations was 2.92% for the year ended December 31, 2021. The differences resulting from actual versus assumed discount rates are amortized into pension net periodic benefit expense (credit) over the remaining average life of the active plan participants. A one percentage-point increase in the discount rate would increase the net periodic pension cost for the year ended December 31, 2021 by approximately $3.3 million and decrease the projected benefit obligation as of December 31, 2021 by approximately $83.5 million. The corresponding effects of a one percentage-point decrease in discount rate would decrease the net periodic pension cost for the year ended December 31, 2021 by approximately $4.5 million and increase the projected benefit obligation as of December 31, 2021 by approximately $104.8 million.
Coal Workers’ Pneumoconiosis. We are required by federal and state statues to provide benefits to employees for awards related to coal workers’ pneumoconiosis disease (black lung). Certain of our subsidiaries are insured for black lung benefit obligations by a third-party insurance provider and certain subsidiaries are self-insured for state black lung benefit obligations and may fund benefit payments through a Section 501(c)(21) tax-exempt trust fund. Provisions are made for estimated benefits based on annual evaluations prepared by independent actuaries. Charges are made to operations for self-insured black lung claims, as determined by an independent actuary at the present value of the actuarially computed liability for such benefits over the employee’s applicable term of service. These actuarially determined liabilities use various actuarial assumptions, including the discount rate, future cost trends, demographic assumptions, and return on plan assets to estimate the costs and obligations for these items.
•The discount rate represents our estimate of the interest rate at which black lung benefit obligations could be effectively settled. Assumed discount rates are used in the measurement of the black lung benefit obligations and the interest cost and service cost components of the net periodic benefit expense. In estimating that rate, we use rates of return on high quality, fixed income investments. The weighted average discount rate used to determine black lung benefit obligations was 2.96% for the year ended December 31, 2021. The differences resulting from actual versus assumed discount rates are amortized into black lung net periodic benefit cost over the remaining average life of the active plan participants. A one percentage-point increase in the discount rate would increase the net periodic black lung benefit cost for the year ended December 31, 2021 by approximately $0.6 million and decrease the projected benefit obligation as of December 31, 2021 by approximately $14.4 million. The corresponding effects of a one percentage-point decrease in discount rate would decrease the net periodic black lung benefit cost for the year ended December 31, 2021 by approximately $0.8 million and increase the projected benefit obligation as of December 31, 2021 by approximately $18.4 million.

If our assumptions do not materialize as expected, actual cash expenditures and costs that we incur could differ materially from our current estimates. Moreover, regulatory changes could affect our obligation to satisfy these or additional obligations. As of December 31, 2021, we had estimated black lung benefit obligations of approximately $114.5 million, including amounts reported as current and within discontinued operations, which are net of assets of $2.7 million that are held in a tax-exempt trust fund. Refer to Note 19 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for disclosures summarizing these underlying assumptions and the changes in these projected benefit obligations for the years ended December 31, 2021 and 2020.
Income Taxes. We recognize deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating our ability to recover our deferred tax assets within the jurisdiction in which they arise, we consider all available positive and negative evidence, including the expected reversals of deferred tax liabilities, projected future taxable income, taxable income available via carryback to prior years, tax planning strategies, and results of recent operations. We assess the realizability of our deferred tax assets, including scheduling the reversal of our deferred tax assets and liabilities, to determine the amount of valuation allowance needed. Scheduling the reversal of deferred tax asset and liability balances requires judgment and estimation. We believe the deferred tax liabilities relied upon as future taxable income in our assessment will reverse in the same period and jurisdiction and are of the same character as the temporary differences giving rise to the deferred tax assets that will be realized. At December 31, 2021, a valuation allowance of $172.9 million has been provided on federal and state net operating losses and other deferred tax assets not currently expected to provide future tax benefits. Refer to Note 18 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional disclosures on income taxes.
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
During the year ended December 31, 2021, long-lived asset impairment of $60 was recorded in the All Other category to reduce the carrying value of property, plant, and equipment, net, due to capital spending during the period at previously impaired locations requiring the impairment of certain additional assets not considered recoverable. We performed long-lived asset impairment tests as of November 30, 2020, August 31, 2020, May 31, 2020, and February 29, 2020. In total, we determined that indicators of impairment with respect to five long-lived asset groups within our Met reporting segment, three long-lived asset groups within our All Other category, and one long-lived asset group within discontinued operations existed during the year ended December 31, 2020. At December 31, 2020, we determined that the carrying amounts of the asset groups exceeded both their undiscounted cash flows and their estimated fair values. As a result, the Company recorded a long-lived asset impairment of $228.6 million, including $147.6 million recorded within discontinued operations.

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

Contingent Revenue Obligation. Our Contingent Revenue Obligation was assumed in connection with the Merger. Determining the fair value of this obligation requires management’s judgment and the utilization of independent valuation experts, and involves the use of significant estimates and assumptions with respect to forecasts of future revenues and discount rates. The Company forecasts future revenues for the duration of the obligation for the properties subject to the obligation. Discount rates are determined based on the risk associated with the projected cash flows. If our assumptions do not materialize as expected, actual payments made under the obligation could differ materially from our current estimates. For a further discussion of the factors that could result in a change in our assumptions, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission.

New Accounting Pronouncements. Refer to Note 2 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for disclosures related to new accounting policies adopted.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Alpha Metallurgical Resources, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Alpha Metallurgical Resources, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively, the financial statements). We also have audited the Company's internal control over financial reporting as of December 31, 2021, criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions
The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company's financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

Asset Retirement Obligations
As described in Notes 2 and 16 to the consolidated financial statements, the Company’s consolidated asset retirement obligation liability was $164.2 million at December 31, 2021. The Company records the asset retirement obligation liability at fair value in the period in which the legal obligation associated with the retirement of the long-lived asset is incurred. Changes to the liability at operations that are not currently being reclaimed are offset by increasing or decreasing the carrying amount of the related long-lived asset. Changes to the liability at operations that are currently being reclaimed are recorded to depreciation, depletion, and amortization. The Company annually reviews its estimated future cash flows for its asset retirement obligations.

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
–We compared significant valuation assumptions including the discount rates and inflation rate to market data and utilized a valuation specialist to assist in testing the Company’s discounted cash flow model.
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
March 7, 2022

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Revenues:
Coal revenues	$2,252,597	$1,413,124
Other revenues	5,989	3,063
Total revenues	2,258,586	1,416,187
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	1,679,742	1,281,011
Depreciation, depletion and amortization	110,047	139,885
Accretion on asset retirement obligations	26,520	26,504
Amortization of acquired intangibles, net	13,244	9,214
Asset impairment and restructuring	(561)	83,878
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	63,901	57,356
Total other operating loss (income):
Mark-to-market adjustment for acquisition-related obligations	19,525	(8,750)
Other income	(10,972)	(2,223)
Total costs and expenses	1,901,446	1,586,875
Income (loss) from operations	357,140	(170,688)
Other (expense) income:
Interest expense	(69,654)	(74,528)
Interest income	334	7,027
Equity loss in affiliates	(4,149)	(3,473)
Miscellaneous income (loss), net	6,867	(1,972)
Total other expense, net	(66,602)	(72,946)
Income (loss) from continuing operations before income taxes	290,538	(243,634)
Income tax (expense) benefit	(3,609)	2,164
Net income (loss) from continuing operations	286,929	(241,470)
Discontinued operations:
Income (loss) from discontinued operations before income taxes	1,660	(205,429)
Income tax benefit from discontinued operations	201	—
Income (loss) from discontinued operations	1,861	(205,429)
Net income (loss)	$288,790	$(446,899)

Basic income (loss) per common share:
Income (loss) from continuing operations	$15.56	$(13.20)
Income (loss) from discontinued operations	0.10	(11.22)
Net income (loss)	$15.66	$(24.42)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$15.20	$(13.20)
Income (loss) from discontinued operations	0.10	(11.22)
Net income (loss)	$15.30	$(24.42)

Weighted average shares - basic	18,441,175	18,298,362

Weighted average shares - diluted	18,871,682	18,298,362

Refer to accompanying Notes to Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	Year Ended December 31,
	2021	2020
Net income (loss)	$288,790	$(446,899)
Other comprehensive income (loss), net of tax:
Employee benefit plans:
Current period actuarial gain (loss)	$47,461	$(60,647)
Income tax	—	—
	$47,461	$(60,647)
Less: reclassification adjustments for amounts reclassified to earnings due to amortization of net actuarial loss and settlements	6,021	7,278
Income tax	—	—
	$6,021	$7,278
Total other comprehensive income (loss), net of tax	$53,482	$(53,369)
Total comprehensive income (loss)	$342,272	$(500,268)

Refer to accompanying Notes to Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$81,211	$139,227
Trade accounts receivable, net of allowance for doubtful accounts of $393 and $293 as of December 31, 2021 and 2020, respectively	489,241	145,670
Inventories, net	129,382	108,051
Prepaid expenses and other current assets	47,690	106,252
Current assets - discontinued operations	462	10,935
Total current assets	747,986	510,135
Property, plant, and equipment, net of accumulated depreciation and amortization of $443,856 and $382,423 as of December 31, 2021 and 2020, respectively	362,218	363,620
Owned and leased mineral rights, net of accumulated depletion and amortization of $52,444 and $35,143 as of December 31, 2021 and 2020, respectively	444,302	463,250
Other acquired intangibles, net of accumulated amortization of $34,221 and $25,700 as of December 31, 2021 and 2020, respectively	74,197	88,196
Long-term restricted cash	89,426	96,033
Other non-current assets	131,057	149,382
Non-current assets - discontinued operations	8,526	9,473
Total assets	$1,857,712	$1,680,089
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$2,989	$28,830
Trade accounts payable	90,090	58,413
Acquisition-related obligations - current	22,405	19,099
Accrued expenses and other current liabilities	174,607	140,406
Current liabilities - discontinued operations	5,838	12,306
Total current liabilities	295,929	259,054
Long-term debt	445,562	553,697
Acquisition-related obligations - long-term	19,000	20,768
Workers’ compensation and black lung obligations	208,193	230,081
Pension obligations	159,930	218,671
Asset retirement obligations	132,013	140,074
Deferred income taxes	317	480
Other non-current liabilities	26,176	28,072
Non-current liabilities - discontinued operations	23,683	29,090
Total liabilities	1,310,803	1,479,987
Commitments and Contingencies (Note 22)
Stockholders’ Equity
Preferred stock - par value $0.01, 5.0 million shares authorized, none issued	—	—
Common stock - par value $0.01, 50.0 million shares authorized, 20.8 million issued and 18.4 million outstanding at December 31, 2021 and 20.6 million issued and 18.3 million outstanding at December 31, 2020	208	206
Additional paid-in capital	784,743	779,424
Accumulated other comprehensive loss	(58,503)	(111,985)
Treasury stock, at cost: 2.4 million shares at December 31, 2021 and 2.3 million shares at December 31, 2020	(107,800)	(107,014)

Accumulated deficit	(71,739)	(360,529)
Total stockholders’ equity	546,909	200,102
Total liabilities and stockholders’ equity	$1,857,712	$1,680,089

Refer to accompanying Notes to Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2021	2020
Operating activities:
Net income (loss)	$288,790	$(446,899)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	110,047	151,455
Amortization of acquired intangibles, net	13,244	10,075
Accretion of acquisition-related obligations discount	1,258	3,342
Amortization of debt issuance costs and accretion of debt discount	12,338	14,772
Mark-to-market adjustment for acquisition-related obligations	19,525	(8,750)
Loss on sale of business	—	36,113
Gain on disposal of assets, net	(9,911)	(2,401)
Accretion on asset retirement obligations	26,520	30,658
Employee benefit plans, net	(1,751)	14,439
Deferred income taxes	(163)	33,123
Asset impairment and restructuring	(561)	256,518
Stock-based compensation	5,315	4,896
Equity loss in affiliates	4,149	3,473
Other, net	(6,570)	(5,972)
Changes in operating assets and liabilities
Trade accounts receivable, net	(336,240)	91,190
Inventories, net	(21,331)	48,689
Prepaid expenses and other current assets	61,581	28,152
Deposits	26,853	(17,926)
Other non-current assets	(250)	(6,753)
Trade accounts payable	25,154	(28,620)
Accrued expenses and other current liabilities	15,961	15,428
Acquisition-related obligations	(18,121)	(32,560)
Asset retirement obligations	(16,306)	(19,375)
Other non-current liabilities	(24,588)	(43,831)
Net cash provided by operating activities	174,943	129,236
Investing activities:
Capital expenditures	(83,300)	(153,990)
Proceeds on disposal of assets	8,224	4,023
Cash paid on sale of business	—	(52,192)
Capital contributions to equity affiliates	(6,677)	(3,443)
Purchases of investment securities	(17,985)	(21,129)
Maturity of investment securities	13,265	16,685
Other, net	(3,382)	77
Net cash used in investing activities	(89,855)	(209,969)
Financing activities:
Proceeds from borrowings on long-term debt	—	57,500
Repurchases of long-term debt	(18,415)	—
Principal repayments of long-term debt	(119,097)	(76,491)
Principal repayments of financing lease obligations	(2,064)	(3,176)

Debt issuance costs	(6,683)	—
Common stock repurchases and related expenses	(786)	(209)
Net cash used in financing activities	(147,045)	(22,376)
Net decrease in cash and cash equivalents and restricted cash	(61,957)	(103,109)
Cash and cash equivalents and restricted cash at beginning of period	244,571	347,680
Cash and cash equivalents and restricted cash at end of period	$182,614	$244,571

Supplemental cash flow information:
Cash paid for interest	$63,061	$49,294
Cash paid for income taxes	$176	$5
Cash received for income tax refunds	$64,498	$68,801
Supplemental disclosure of noncash investing and financing activities:
Financing leases and capital financing - equipment	$787	$4,411
Accrued capital expenditures	$9,964	$7,493
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	As of December 31,
	2021	2020
Cash and cash equivalents	$81,211	$139,227
Short-term restricted cash (included in Prepaid expenses and other current assets)	11,977	9,311
Long-term restricted cash	89,426	96,033
Total cash and cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$182,614	$244,571

Refer to accompanying Notes to Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Treasury Stock at Cost	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balances, December 31, 2019	$205	$775,707	$(58,616)	$(107,984)	$86,810	$696,122
Net loss	—	—	—	—	(446,899)	(446,899)
Credit losses cumulative-effect adjustment	—	—	—	—	(440)	(440)
Other comprehensive loss, net	—	—	(53,369)	—	—	(53,369)
Stock-based compensation and net issuance of common stock for share vesting	1	3,717	—	—	—	3,718
Common stock reissuances, repurchases and related expenses	—	—	—	970	—	970
Balances, December 31, 2020	$206	$779,424	$(111,985)	$(107,014)	$(360,529)	$200,102
Net income	—	—	—	—	288,790	288,790
Other comprehensive income, net	—	—	53,482		—	53,482
Stock-based compensation and net issuance of common stock for share vesting	2	5,313	—	—	—	5,315
Common stock repurchases and related expenses	—	—	—	(786)	—	(786)
Warrant exercises	—	6	—	—	—	6
Balances, December 31, 2021	$208	$784,743	$(58,503)	$(107,800)	$(71,739)	$546,909
Refer to accompanying Notes to Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

(1) Business and Basis of Presentation
Business
Alpha Metallurgical Resources, Inc. (“Alpha” or the “Company”), previously named Contura Energy, Inc., is a Tennessee-based mining company with operations across Virginia and West Virginia. With customers across the globe, high-quality reserves and significant port capacity, Alpha is a leading U.S. supplier of metallurgical coal products for the steel industry.
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

Basis of Presentation

Together, the consolidated balance sheets and consolidated statements of operations, comprehensive income (loss), cash flows and stockholders’ equity for the Company are referred to as the “Financial Statements.” The Financial Statements are also referred to as “Consolidated” and references across periods are generally labeled “Balance Sheets,” “Statements of Operations,” and “Statements of Cash Flows.” The Company’s former Northern Appalachia (“NAPP”) operations results of operations and financial position are reported as discontinued operations in the Consolidated Financial Statements. Refer to Note 3 for further information on discontinued operations.
The Consolidated Financial Statements include all wholly owned subsidiaries’ results of operations for the years ended December 31, 2021 and 2020. All significant intercompany transactions have been eliminated in consolidation.

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).
Reclassifications
Certain amounts in the prior year Consolidated Statements of Cash Flows have been reclassified to conform to the current year presentation.

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

(2) Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include inventories; mineral reserves and resources; long-lived asset impairments; reclamation obligations; post-employment and other employee benefit obligations; useful lives, depletion and amortization; reserves for workers’ compensation and black lung claims; deferred income taxes; income taxes refundable and receivable; reserves for contingencies and litigation; fair value of financial instruments; and fair value adjustments for acquisition accounting. Estimates are based on facts and circumstances believed to be reasonable at the time; however, actual results could differ from those estimates.

Cash and Cash Equivalents

 Cash and cash equivalents consist of cash held with reputable depository institutions and highly liquid, short-term investments, such as highly-rated money market funds, with original maturities of three months or less. Cash and cash equivalents are stated at cost, which approximates fair value.

Restricted Cash

Amounts included in restricted cash represent cash deposits primarily invested in interest-bearing accounts that are restricted as to withdrawal as required by certain agreements entered into by the Company and provide collateral to secure the certain obligations which have been written on the Company’s behalf. Refer to Note 22 for further information.

Restricted Investments

Restricted investments consist of Federal Deposit Insurance Company (“FDIC”) insured certificates of deposit, mutual funds, and U.S. treasury bills classified as either trading securities or held-to-maturity securities that are restricted as to withdrawal as required by certain agreements entered into by the Company and provide collateral to secure certain obligations which have been written on the Company’s behalf.

Trading securities are recorded initially at cost and are adjusted to fair value at each reporting period with unrealized gains and recorded in current period earnings or loss. Held-to-maturity securities are recorded at amortized cost with interest income recorded in current period earnings. Given the nature of the underlying investments, the Company does not expect any credit losses and has not recorded any credit losses with respect to its held-to-maturity portfolio. Refer to Note 22 for further information.

Deposits

Deposits represent cash deposits held at third parties as required by certain agreements entered into by the Company to provide cash collateral to secure the following obligations which have been written on the Company’s behalf. Refer to Note 22 for further information.

Trade Accounts Receivable and Allowance for Doubtful Accounts

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
Trade accounts receivable are recorded at their invoiced amounts and do not bear interest. The Company markets its coal primarily to domestic and international steel producers and electric utilities in the United States. Credit is extended based on an evaluation of a customer’s financial condition, including a review of third-party credit score information. Collateral is generally not required. Accounts receivable balances are monitored against approved credit limits. Credit limits are monitored and adjusted as considered necessary based on changes to a customer’s credit profile. If a customer’s credit deteriorates, the Company may reduce credit risk exposure by reducing credit limits, obtaining letters of credit, obtaining credit insurance, or requiring pre-payment for shipments. Credit losses have historically not been material. Account balances are written-off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Refer to Note 23 for further information.

Inventories

Coal is reported as inventory at the point in time the coal is extracted from the mine. Raw coal represents coal stockpiles that may be sold in current condition or may be further processed prior to shipment to a customer. Saleable coal represents coal stockpiles that require no further processing prior to shipment to a customer.

Coal inventories are valued at the lower of average cost or net realizable value. The cost of coal inventories is determined based on the average cost of production, which includes labor, supplies, equipment costs, operating overhead, depreciation, and other related costs. Net realizable value considers the projected future sales price of the product, less estimated preparation and selling costs. Material and supplies inventories are valued at average cost, less an allowance for obsolete and surplus items. Refer to Note 7 for further information.

Discontinued Operations

In accordance with Accounting Standards Codification (“ASC”) 205-20-45, the Company treats a disposal transaction as a discontinued operation when the disposal of a component or group of components represents a strategic shift that will have a major effect on the Company’s operations and financial results. In the period in which the discontinued operations criteria are met, the assets and liabilities of the discontinued operations are separately presented on the Company's Consolidated Balance Sheets and the results of operations, including any gain or loss recognized, is reclassified to discontinued operations on the Company’s Consolidated Statement of Operations. Refer to Note 3 for further information.

Deferred Longwall Move Expenses

The Company deferred the direct costs, including labor and supplies, associated with moving longwall equipment, the related equipment refurbishment costs, costs to drill vent holes and plug existing gas wells in advance of the longwall panel associated with its former NAPP operations included in discontinued operations during the year ending December 31, 2020. Refer to Note 3 for further information. These deferred costs were amortized on a units-of-production basis into cost of coal sales over the life of the related panel of coal mined by the longwall equipment.

Advanced Mining Royalties

Lease rights to coal reserves are often acquired in exchange for royalty payments. Advance mining royalties are advance payments made to lessors under terms of mineral lease agreements that are recoupable against future production royalties. These advance payments are deferred and charged to operations as the coal reserves are mined. The Company regularly reviews recoverability of advance mining royalties and establishes or adjusts the allowance for advance mining royalties as necessary using the specific identification method. Advance royalty balances are generally charged off against the allowance when they are no longer recoupable. Refer to Note 11 for further information.

Property, Plant, and Equipment, Net

Costs for mine development incurred to expand capacity of operating mines or to develop new mines are capitalized and charged to operations on the units-of-production method over the estimated proven and probable reserve tons directly benefiting from the capital expenditures. Mine development costs include costs incurred for site preparation and development of the mines during the development stage less any incidental revenue generated during the development stage. Mining equipment, buildings, and other fixed assets are stated at cost and depreciated on a straight-line basis over estimated useful lives ranging from one to 25 years. Leasehold improvements are amortized using the straight-line method, over the shorter of the estimated

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
useful lives or term of the lease. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. Maintenance and repairs are expensed as incurred. When equipment is retired or disposed, the related cost and accumulated depreciation are removed from the respective accounts and any profit or loss on disposal is recognized in other (income) expense in the Company’s Consolidated Statements of Operations. Refer to Note 10 for further information.

Owned and Leased Mineral Rights

Owned and leased mineral rights, net of accumulated depletion and amortization, for the years ended December 31, 2021 and 2020 were $444,302 and $463,250, respectively, and are reported in assets in the Company’s Consolidated Balance Sheets. These amounts include $10,354 and $10,491 of asset retirement obligation assets, net of accumulated amortization, associated with active mining operations for the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2020, the Company recorded a long-lived asset impairment which reduced the carrying value of owned and leased mineral rights, net, by $41,579. Refer to Note 8 for further information on long-lived asset impairment.

Costs to obtain owned and leased mineral rights are capitalized and amortized to operations as depletion expense using the units-of-production method. Only proven and probable reserves are included in the depletion base. Depletion expense is included in depreciation, depletion and amortization in the accompanying Consolidated Statements of Operations and was $23,541 and ($13,746) for the years ended December 31, 2021 and 2020, respectively.

Depletion expense for the years ended December 31, 2021 and 2020 includes an expense of $5,782 and a credit of ($34,377), respectively, related to revisions to asset retirement obligations. Refer to Note 16 for further disclosures related to asset retirement obligations.

Leases

In accordance with ASC 842, the Company recognizes right of use assets and lease liabilities on the Consolidated Balance Sheets for all leases with a term longer than 12 months. Some of these leases include both lease and non-lease components which are accounted for as a single lease component as the Company has elected the practical expedient to combine these components for all leases. The discount rates used to determine the present value of the lease assets and liabilities are based on the Company’s incremental borrowing rate at the lease commencement date and commensurate with the remaining lease term. As the rates implicit in most of the Company’s leases are not readily determinable, the Company uses a collateralized incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. The Company uses the portfolio approach and groups leases by short-term and long-term categories, applying the corresponding incremental borrowing rates to these categories of leases. For leases with a term of 12 months or less, no right of use assets or liabilities are recognized on the Consolidated Balance Sheets and the Company recognizes the lease expense on a straight-line basis over the lease term. Additionally, the Company recognizes variable lease payments as an expense in the period incurred. The Company has elected to show net instead of gross amounts for right-of-use assets and liabilities within its Consolidated Statements of Cash Flows. Refer to Note 12 for further information.

Acquired Intangibles

The Company has recognized assets for acquired above market-priced coal supply agreements and acquired mine permits and liabilities for acquired below market-priced coal supply agreements. The coal supply agreements were valued based on the present value of the difference between the expected net contractual cash flows based on the stated contract terms and the estimated net contractual cash flows derived from applying forward market prices at the Merger or acquisition date for new contracts of similar terms and conditions. The acquired mine permits were valued based on the replacement cost and lost profits method as of the Merger date. The balances and respective Consolidated Balance Sheets classifications of such assets and liabilities as of December 31, 2021 and 2020, net of accumulated amortization, are set forth in the following tables:

	December 31, 2021
	Assets (1)	Liabilities (2)	Net Total
Coal supply agreements, net	$—	$—	$—
Acquired mine permits, net	74,197	—	74,197
Total	$74,197	$—	$74,197

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
(2) Included within Other non-current liabilities on the Company’s Consolidated Balance Sheets.

During the year ended December 31, 2020, the Company recorded long-lived asset impairments which reduced the carrying value of acquired mine permits, net, by $21,144. Refer to Note 8 for further information.

The acquired mine permits are amortized over the estimated life of the associated mine. The coal supply agreement assets and liabilities were amortized over the actual number of tons shipped over the life of each contract. The following table details the amortization of mine permits acquired as a result of the Merger and the amortization of above-market and below-market coal supply agreements.

	December 31,
	2021	2020
Amortization of mine permits (1)	$13,571	$14,887

Amortization of above-market coal supply agreements	$—	$18
Amortization of below-market coal supply agreements	(327)	(5,691)
Net income (1)	$(327)	$(5,673)
(1) Included within amortization of acquired intangibles, net in the Consolidated Statements of Operations.

Future net amortization expense related to acquired intangibles is expected to be as follows:

2022	$11,749
2023	8,079
2024	6,728
2025	6,723
2026	6,196
Thereafter	34,722
Total net future amortization expense	$74,197

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

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
These estimates generally constitute unobservable Level 3 inputs under the fair value hierarchy. The amount of impairment, if any, is allocated to the long-lived assets on a pro-rata basis, except that the carrying value of the individual long-lived assets are not reduced below their estimated fair value. Refer to Note 8 for further information.

Asset Retirement Obligations

Minimum standards for mine reclamation have been established by various regulatory agencies and dictate the reclamation requirements at the Company’s operations. The Company’s asset retirement obligations consist principally of costs to reclaim acreage disturbed at surface operations and estimated costs to reclaim support acreage, treat mine water discharge, and perform other related functions at underground mines. The Company records these reclamation obligations at fair value in the period in which the legal obligation associated with the retirement of the long-lived asset is incurred. Changes to the liability at operations that are not currently being reclaimed are offset by increasing or decreasing the carrying amount of the related long-lived asset. Changes to the liability at operations that are currently being reclaimed are recorded to depreciation, depletion, and amortization. Over time, the liability is accreted and any capitalized cost is depreciated or depleted over the useful life of the related asset. To settle the liability, the obligation is paid, and any difference between the liability and the amount of cash paid is recorded within depreciation, depletion and amortization within the Consolidated Statements of Operations at the time the reclamation work is completed. The Company annually reviews its estimated future cash flows for its asset retirement obligations. Refer to Note 16 for further information.

Income Taxes

The Company recognizes deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating its ability to recover deferred tax assets within the jurisdiction in which they arise, the Company considers all available positive and negative evidence, including the expected reversals of deferred tax liabilities, projected future taxable income, taxable income available via carryback to prior years, tax planning strategies, and results of recent operations. The Company assesses the realizability of its deferred tax assets, including scheduling the reversal of its deferred tax assets and liabilities, to determine the amount of valuation allowance needed. Scheduling the reversal of deferred tax asset and liability balances requires judgment and estimation. The Company believes the deferred tax liabilities relied upon as future taxable income in its assessment will reverse in the same period and jurisdiction and are of the same character as the temporary differences giving rise to the deferred tax assets that will be realized. Refer to Note 18 for further information.

Deferred Financing Costs

The costs to obtain new debt financing or amend existing financing agreements are generally deferred and amortized to interest expense over the life of the related indebtedness or credit facility using the effective interest method. Unamortized deferred financing costs are presented in the Consolidated Balance Sheets as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts or premiums. Unamortized deferred financing costs associated with undrawn credit facilities are included in the Consolidated Balance Sheets within other non-current assets.

Revenue Recognition

In accordance with ASC 606 Revenue from Contracts with Customers (“ASC 606”), the Company measures revenue based on the consideration specified in a contract with a customer and recognizes revenue as a result of satisfying its promise to transfer goods or services in a contract with a customer using the following general revenue recognition five-step model: (1) identify the contract; (2) identify performance obligations; (3) determine transaction price; (4) allocate transaction price; and (5) recognize revenue. Freight and handling costs paid to third-party carriers and invoiced to coal customers are recorded as freight and handling costs and freight and handling fulfillment revenues within cost of coal sales and coal revenues, respectively. Refer to Note 4 for further information.

Workers’ Compensation and Pneumoconiosis (Black Lung) Benefits

Workers’ Compensation

As of December 31, 2021, the Company’s subsidiaries generally utilize high-deductible insurance programs for workers’ compensation claims at its operations with the exception of certain subsidiaries in which the Company is a qualified self-insurer

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
for workers’ compensation obligations. The liabilities for workers’ compensation claims are estimates of the ultimate losses incurred based on the Company’s experience and include a provision for incurred but not reported losses. Adjustments to the probable ultimate liabilities are made annually based on an actuarial study and adjustments to the liability are recorded based on the results of this study. These short-term and long-term obligations are included in the Consolidated Balance Sheets within accrued expenses and other current liabilities and workers’ compensation and black lung obligations, respectively, with the related expected insurance receivables within prepaid expenses and other current assets and other non-current assets. As of December 31, 2021 and 2020, the workers’ compensation liability was net of a discount of $23,442 and $24,061, respectively, related to fair value adjustments associated with acquisition accounting. Refer to Note 19 for further information.

Black Lung Benefits

The Company is required by federal and state statutes to provide benefits to employees for awards related to black lung. As of December 31, 2021, certain of the Company’s subsidiaries are insured for black lung obligations by a third-party insurance provider and certain subsidiaries are self-insured for state black lung obligations. Certain other subsidiaries are self-insured for federal black lung benefits and may fund benefit payments through a Section 501(c)(21) tax-exempt trust fund. Charges are made to operations for black lung claims, as determined by an independent actuary at the present value of the actuarially computed liability for such benefits over the employee’s applicable term of service. The Company recognizes in its Consolidated Balance sheets the amount of the Company’s unfunded Accumulated Benefit Obligation (“ABO”) at the end of the year. The actuarial gains and losses recognized in accumulated other comprehensive income (loss) are amortized into components of net periodic benefit cost over the expected lifetime of active participants (the Company does not use a corridor method). These short-term and long-term obligations are included in the Consolidated Balance Sheets within accrued expenses and other current liabilities and workers’ compensation and black lung obligations, respectively. Refer to Note 19 for further information.

Pension

The Company is required to recognize the overfunded or underfunded status of a defined benefit pension plan as an asset or liability in its Consolidated Balance Sheets and to recognize changes in that funded status in the year in which the changes occur through other comprehensive (loss) income. The actuarial gains and losses recognized in accumulated other comprehensive income (loss) are amortized into components of net periodic benefit cost over the average future lifetime of participants expected to have benefits (the Company does not use a corridor method). The Company is required to measure plan assets and benefit obligations as of the date of the Company’s fiscal year-end Consolidated Balance Sheet and provide the required disclosures as of the end of each fiscal year. Refer to Note 19 for information.
Postretirement Life Insurance Benefits

As part of the Alpha Natural Resources, Inc. bankruptcy reorganization plan and the Retiree Committee Settlement Agreement, the Company assumed the liability for life insurance benefits for certain disabled and non-union retired employees. Provisions are made for estimated benefits based on annual evaluations prepared by independent actuaries. Adjustments to the probable ultimate liabilities are made annually based on an actuarial study and adjustments to the liability are recorded based on the results of this study. These obligations are included in the Consolidated Balance Sheets as Accrued expenses and other current liabilities and Other non-current liabilities. Refer to Note 19 for further information.

Net Income (Loss) per Share

 Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of outstanding common shares for the period. Diluted (loss) earnings per share reflects the potential dilution that could occur if instruments that may require the issuance of common shares in the future were settled and the underlying common shares were issued. Diluted (loss) earnings per share is computed by increasing the weighted-average number of outstanding common shares computed in basic earnings (loss) per share to include the additional common shares that would be outstanding after issuance and adjusting net income (loss) for changes that would result from the issuance. Only those securities that are dilutive are included in the calculation. In periods of loss, the number of shares used to calculate diluted earnings is the same as basic earnings per share. Refer to Note 6 for further information.

Stock-Based Compensation

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
The Company recognizes expense for stock-based compensation awards based on their grant-date fair value. The expense is recorded over the respective service period of the underlying award. Liability classified stock-based compensation awards are remeasured each reporting period at fair value until the award is settled. The Company recognizes forfeitures of stock-based compensation awards as they occur. Refer to Note 20 for further information.

Warrants

On July 26, 2016 (the “Initial Issue Date”), the Company issued 810,811 warrants, which are classified as equity instruments, each with an initial exercise price, as defined in the Series A Warrants Agreement (the “Warrants Agreement”), of $55.93 per share of common stock and exercisable for one share of the Alpha’s common stock, par value $0.01 per share. Pursuant to the Warrants Agreement, the warrants are exercisable for cash or on a cashless basis at any time from the Initial Issue Date until July 26, 2023, and no fractional shares shall be issued upon warrant exercises. The exercise price and the warrant share number will be adjusted in respect of certain dilutive events with respect to the common stock (namely, dividends or distributions on the common stock, share splits and combinations, above-market tender offers for common stock by the Company or a subsidiary thereof, and discounted issuances of common stock or rights or options to purchase common stock or securities convertible or exchangeable into common stock). Refer to Note 25 for subsequent event disclosures related to the Company’s share repurchase program. Additionally, in the case of any reorganization (i.e., a consolidation, merger, or sale of all or substantially all of the consolidated assets of Alpha) pursuant to which the common stock is converted into cash, securities or other property, the warrants would become exercisable for such property. As of December 31, 2021 and 2020, the exercise price was $46.911 per share and the warrant share number was equal to 1.15, as adjusted in respect to certain dilutive events with respect to the common stock during 2017 and 2018.
As of December 31, 2021, of the 810,811 warrants that were originally issued, 801,246 remained outstanding, with a total of 921,433 shares underlying the un-exercised warrants. For the year ended December 31, 2021, the Company issued 143 shares of common stock resulting from exercises of its Series A Warrants and, pursuant to the terms of the Warrants Agreement, withheld 17 of the issued shares in satisfaction of the warrant exercise price, which were subsequently reclassified as treasury stock. As of December 31, 2020, of the 810,811 warrants that were originally issued, 801,370 remained outstanding, with a total of 921,576 shares underlying the un-exercised warrants. For the year ended December 31, 2020, there were no warrant exercises.

Equity Method Investments

Investments in unconsolidated affiliates that the Company has the ability to exercise significant influence over, but not control, are accounted for under the equity method of accounting. Under the equity method of accounting, the Company records its proportionate share of the entity’s net income or loss at each reporting period in the Consolidated Statements of Operations in other (expense) income, with a corresponding entry to increase or decrease the carrying value of the investment. The carrying value of the Company’s equity method investments was $20,460 and $18,383 as of December 31, 2021 and 2020, respectively.

Recently Adopted Accounting Guidance

Business Combinations: In October 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). This update requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities from acquired contracts with customers using the revenue recognition guidance in ASC 606. This creates an exception to the general recognition and measurement principle in ASC 805, Business Combinations. The amendments in this update are intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and certain inconsistencies. The update is effective for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years for public business entities, with early adoption permitted. The Company adopted ASU 2021-08 during the fourth quarter of 2021. The adoption of this ASU did not have a material impact on the Company's Consolidated Financial Statements and related disclosures.

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

Credit Losses: In June 2016, the FASB issued ASU 2016-13, Credit Losses (“ASU 2016-13”). ASU 2016-13, along with related amendments and improvements issued in 2018 and 2019, replaces the previous incurred loss impairment methodology in U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable supportable information to inform credit loss estimates for financial instruments that are in the scope of this update, including trade accounts receivable. The Company adopted ASU 2016-13 during the first quarter of 2020. The adoption of this ASU did not have a material impact on the Company's Consolidated Financial Statements and related disclosures and resulted in a cumulative-effect adjustment to retained earnings of $440 in the Consolidated Balance Sheet as of January 1, 2020.

Recent Accounting Guidance Issued Not Yet Effective

Government Assistance: In November 2021, the FASB issued ASU 2021-10, Disclosures by Business Entities about Government Assistance (“ASU 2021-10”). This update requires business entities to make annual disclosures about transactions with a government accounted for by analogizing to a grant or contribution accounting model. The required annual disclosures include the nature of the transaction, the related accounting policy, the financial statement line items affected and the amounts reflected in the current period financial statements, and any significant terms and conditions. The amendments are effective for fiscal years beginning after December 15, 2021, for all entities, with early application permitted. The adoption of this ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

(3) Discontinued Operations

Discontinued operations consisted of activity related to the Company’s former NAPP operations.

Former NAPP Operations

On November 11, 2020, the Company entered into a unit purchase agreement (the “UPA”) to sell its thermal coal mining operations located in Pennsylvania consisting primarily of its Cumberland mining complex and related property (“Cumberland Transaction”) to a third party purchaser Iron Senergy Holdings, LLC (“Iron Senergy”). The Cumberland Transaction closed on December 10, 2020. In accordance with terms of the UPA, the Company transferred its equity interests in certain subsidiaries (Cumberland Contura, LLC, Contura Coal Resources, LLC, Contura Pennsylvania Land, LLC, Emerald Contura, LLC, and Contura Pennsylvania Terminal, LLC) along with total consideration of $49,987 to Iron Senergy. Pursuant to the terms of the UPA, the Company also retained certain assets and liabilities associated with its former NAPP operations. The mining permits associated with the Cumberland mining operations were obtained by Iron Senergy at closing. During the second quarter of 2021, nearly all of the Company’s remaining surety bonds were released and Iron Senergy’s replacement bonds were accepted through the administrative process with only $30 remaining as of December 31, 2021, which are expected to be released in the short-term.

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

In connection with the UPA, the Company entered into certain agreements with Iron Senergy under which Iron Senergy will sell to the Company all of the coal that the Company is obligated to sell to customers under Cumberland coal supply agreements (“Cumberland CSAs”) which existed as of the transaction closing date but did not transfer to Iron Senergy at closing (each, a “Cumberland Back-to-Back Coal Supply Agreement”). Each Cumberland Back-to-Back Coal Supply Agreement has economic terms identical to, but offsetting, the related Cumberland CSA. If a Cumberland customer subsequently consents to assign a Cumberland CSA to Iron Senergy after closing, the related Cumberland CSA will immediately and automatically transfer to Iron Senergy and the related Cumberland Back-to-Back Coal Supply Agreements executed by the parties shall thereupon terminate as set forth therein. As the Company does not control the purchased coal prior to customer delivery, the Company will record coal purchases and sales under the related agreements on a net basis. Per terms of the Cumberland Back-to-Back Coal Supply Agreements, the Company is required to purchase and sell 2,014 tons of coal in 2022 totaling $77,844. For the years ended December 31, 2021 and 2020, the Company purchased and sold 2,591 and 104 tons, respectively, totaling $100,338 and $3,997, respectively, under the Cumberland Back-to-Back Coal Supply Agreements. The Cumberland Back-to-Back Coal Supply Agreements are scheduled to be fully performed by December 31, 2022.

Major Financial Statement Components of Discontinued Operations

The income from discontinued operations before income taxes for the year ended December 31, 2021 was $1,660. The major components of net loss from discontinued operations before income taxes in the Consolidated Statements of Operations for the year ended December 31, 2020 are as follows:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

Year Ended December 31, 2020 (1)
Revenues:
Total revenues	$235,509
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	215,390
Depreciation, depletion and amortization	11,570
Accretion on asset retirement obligations	4,154
Asset impairment and restructuring (2)	172,640
Selling, general and administrative expenses (3)	1,623
Other income	(926)
Other non-major expense items, net	374
Loss on sale	36,113
Loss from discontinued operations before income taxes	$(205,429)
(1) Includes minor residual activity related to the Company’s former PRB operations.
(2) Refer to Note 8.
(3) Represents professional and legal fees.

Refer to the Consolidated Statements of Operations and Note 6 for net income (loss) per share information related to discontinued operations.

The major components of assets and liabilities that are classified as discontinued operations in the Consolidated Balance Sheets are as follows:

	December 31,
	2021	2020
Assets:
Trade accounts receivable, net of allowance for doubtful accounts	$—	$7,504
Prepaid expenses and other current assets	$462	$3,431
Other non-current assets (1)	$8,526	$9,473

Liabilities:
Trade accounts payable, accrued expenses and other current liabilities	$5,838	$12,306
Workers’ compensation and black lung obligations, non-current	$23,683	$27,799
Other non-current liabilities	$—	$1,291
(1) Primarily comprised of workers’ compensation insurance receivable and long-term restricted investments collateralizing workers’ compensation obligations.

The major components of cash flows related to discontinued operations were as follows:

Year Ended December 31,
2020
Depreciation, depletion and amortization	$11,570
Capital expenditures	$34,411
Other significant operating non-cash items related to discontinued operations:
Accretion on asset retirement obligations	$4,154
Asset impairment and restructuring	$172,640

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

The Company earns revenues primarily through the sale of coal produced at Company operations and coal purchased from third parties. The Company extracts, processes and markets met and thermal coal from deep and surface mines for sale to steel and coke producers, industrial customers, and electric utilities. The Company conducts mining operations only in the United States with mines in Central Appalachia. The Company has one reportable segment: Met. In addition to the one reportable segment, the All Other category includes general corporate overhead and corporate assets and liabilities, the former CAPP - Thermal operations, and the elimination of certain intercompany activity, as well as expenses associated with certain idled/closed mines. Refer to Note 24 for further segment information.

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

	Year Ended December 31, 2021
	Met Coal	Thermal Coal	Total
Export coal revenues	$1,675,147	$30,879	$1,706,026
Domestic coal revenues	396,160	150,411	546,571
Total coal revenues	$2,071,307	$181,290	$2,252,597

	Year Ended December 31, 2020
	Met Coal	Thermal Coal	Total
Export coal revenues	$870,121	$27,904	$898,025
Domestic coal revenues	362,654	152,445	515,099
Total coal revenues	$1,232,775	$180,349	$1,413,124
Performance Obligations

The Company considers each individual transfer of coal on a per shipment basis to the customer a performance obligation. The pricing terms of the Company’s contracts with customers include fixed pricing, variable pricing, or a combination of both fixed and variable pricing. All the Company’s revenue derived from contracts with customers is recognized at a point in time. The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied as of December 31, 2021.

	2022	2023	2024	2025	2026	Total
Estimated coal revenues (1)	$65,768	$14,199	$—	$—	$—	$79,967
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

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

(5) Accumulated Other Comprehensive Loss
The following tables summarize the changes to accumulated other comprehensive loss during the years ended December 31, 2021 and 2020:

	Balance January 1, 2021	Other comprehensive income before reclassifications	Amounts reclassified from accumulated other comprehensive loss	Balance December 31, 2021
Employee benefit costs	$(111,985)	$47,461	$6,021	$(58,503)

	Balance January 1, 2020	Other comprehensive loss before reclassifications	Amounts reclassified from accumulated other comprehensive loss	Balance December 31, 2020
Employee benefit costs	$(58,616)	$(60,647)	$7,278	$(111,985)

The following table summarizes the amounts reclassified from accumulated other comprehensive loss and the Consolidated Statements of Operations line items affected by the reclassification during the years ended December 31, 2021 and 2020:

Details about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss		Affected line item in the Consolidated Statements of Operations
	Year Ended December 31,
	2021	2020
Employee benefit costs:
Amortization of actuarial loss (1)	$5,653	$3,929	Miscellaneous income (loss), net
Settlement (1)	368	3,349	Miscellaneous income (loss), net
Total before income tax	$6,021	$7,278
Income tax	—	—	Income tax (expense) benefit
Total, net of income tax	$6,021	$7,278
(1) These accumulated other comprehensive loss components are included in the computation of net periodic benefit costs for certain employee benefit plans. Refer to Note 19.

(6) Net Income (Loss) per Share
The number of shares used to calculate basic net income (loss) per common share is based on the weighted average number of the Company’s outstanding common shares during the respective period. The number of shares used to calculate diluted net income (loss) per common share is based on the number of common shares used to calculate basic net income (loss) per common share plus the dilutive effect of stock options and other stock-based instruments held by the Company’s employees and directors during the period, and the Company’s outstanding Series A warrants. The dilutive effect of outstanding stock-based instruments is determined by application of the treasury stock method. The warrants become dilutive for diluted net income (loss) per common share calculations when the market price of the Company’s common stock exceeds the exercise price. As discussed below, dilutive securities are not included in the computation of diluted net loss per common share for the year ended December 31, 2020 as the impact would be anti-dilutive.
For the years ended December 31, 2021 and 2020, 717,992 and 1,317,351 warrants, stock options, and other stock-based instruments, respectively, were excluded from the computation of dilutive net income (loss) per common share because they would have been anti-dilutive. When applying the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share are higher than the Company’s average stock price during an applicable period.

Anti-dilution also occurs in periods of a net loss, and the dilutive impact of all share-based compensation awards are excluded. For the year ended December 31, 2020, the weighted average share impact of stock options and other stock-based instruments that were excluded from the calculation of diluted shares due to the Company incurring a net loss for the period was 142,250.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
The following table presents the net income (loss) per common share for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Net income (loss)
Income (loss) from continuing operations	$286,929	$(241,470)
Income (loss) from discontinued operations	1,861	(205,429)
Net income (loss)	$288,790	$(446,899)

Basic
Weighted average common shares outstanding - basic	18,441,175	18,298,362

Basic income (loss) per common share:
Income (loss) from continuing operations	$15.56	$(13.20)
Income (loss) from discontinued operations	0.10	(11.22)
Net income (loss)	$15.66	$(24.42)

Diluted
Weighted average common shares outstanding - basic	18,441,175	18,298,362
Diluted effect of warrants	35,574	—
Diluted effect of stock options	1,753	—
Diluted effect of other stock-based instruments	393,180	—
Weighted average common shares outstanding - diluted	18,871,682	18,298,362

Diluted income (loss) per common share:
Income (loss) from continuing operations	$15.20	$(13.20)
Income (loss) from discontinued operations	0.10	(11.22)
Net income (loss)	$15.30	$(24.42)

(7) Inventories, net
Inventories, net consisted of the following:

	December 31,
	2021	2020
Raw coal	$20,347	$15,084
Saleable coal	81,240	69,262
Materials, supplies and other, net (1)	27,795	23,705
Total inventories, net	$129,382	$108,051
(1) Includes an increase in allowance for obsolete material and supplies inventory of $807 recorded as restructuring expense during the year ended December 31, 2020 (refer to Note 8).

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
(8) Asset Impairment and Restructuring

Long-lived Asset Impairment for the Year Ended December 31, 2021

During the year ended December 31, 2021, long-lived asset impairment of $60 was recorded in the All Other category to reduce the carrying value of property, plant, and equipment, net, due to capital spending during the period at previously impaired locations requiring the impairment of certain additional assets not considered recoverable.

Long-lived Asset Impairment for the Year Ended December 31, 2020

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

•During the fourth quarter of 2020, changes in mine plans and the determination that certain mineral reserves previously forecasted to be mined were no longer considered economic due to poor geologic conditions reduced forecasted cash flows for one Met and one All Other asset group to amounts below those required for full recoverability.

The Company performed long-lived asset impairment tests as of November 30, 2020, August 31, 2020, May 31, 2020, and February 29, 2020. In total, the Company determined that indicators of impairment with respect to five long-lived asset groups within its Met reporting segment, three long-lived asset groups within its All Other category, and one long-lived asset group within discontinued operations existed during the year ended December 31, 2020.

The following tables present the details of the long-lived asset impairments during the year ended December 31, 2020:

	Year Ended December 31, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended
Continuing operations:
Met	$32,951	$—	$—	$13,366	$46,317
All Other	758	17,390	219	16,270	34,637
Total from continuing operations	$33,709	$17,390	$219	$29,636	$80,954

Discontinued operations:	$—	$144,348	$3,297	$—	$147,645
Total long-lived asset impairment:	$33,709	$161,738	$3,516	$29,636	$228,599

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	Year Ended December 31, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended
Continuing operations:
Mineral rights, net	$21,825	$2,241	$—	$17,513	$41,579
Property, plant, and equipment, net	6,066	6,496	219	5,450	18,231
Acquired mine permits, net	5,818	8,653	—	6,673	21,144
Total from continuing operations	$33,709	$17,390	$219	$29,636	$80,954

Discontinued operations:
Mineral rights, net	$—	$16,364	$—	$—	$16,364
Property, plant, and equipment, net	—	127,984	3,297	—	131,281
Total from discontinued operations	$—	$144,348	$3,297	$—	$147,645

Total long-lived asset impairment:
Mineral rights, net	$21,825	$18,605	$—	$17,513	$57,943
Property, plant, and equipment, net	6,066	134,480	3,516	5,450	149,512
Acquired mine permits, net	5,818	8,653	—	6,673	21,144
Total long-lived asset impairment	$33,709	$161,738	$3,516	$29,636	$228,599

Restructuring

As a result of the strategic actions announced in the second quarter of 2020 and subsequent changes to severance and employee-related benefits, the Company recorded restructuring expense of ($621) in the All Other category during the year ended December 31, 2021.

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
(3) Total restructuring expense from continuing operations of $2,924 was recorded within the All Other category and affected Accrued expenses and other current liabilities, Other non-current liabilities, Inventories, net, and Other non-current assets.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
(9) Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 31,
	2021	2020
Prepaid freight	$19,671	$8,515
Notes and other receivables	4,161	13,245
Short-term restricted cash	11,977	9,311
Prepaid insurance	8,525	6,510
Refundable income taxes	—	64,565
Prepaid bond premium	1,649	2,576
Other prepaid expenses	1,707	1,530
Total prepaid expenses and other current assets	$47,690	$106,252

(10) Property, Plant, and Equipment, net

Property, plant, and equipment, net, consisted of the following:

	December 31,
	2021	2020
Plant and mining equipment	$642,874	$603,463
Mine development	115,357	96,008
Land	26,389	26,606
Office equipment, software and other	1,462	1,379
Construction in progress	19,992	18,587
Total property, equipment and mine development costs	$806,074	$746,043
Less accumulated depreciation, depletion and amortization	(443,856)	(382,423)
Total property, plant, and equipment, net	$362,218	$363,620
Included in plant and mining equipment are assets under financing leases totaling $8,611 and $7,907 with accumulated depreciation of $5,624 and $3,645 as of December 31, 2021 and December 31, 2020, respectively.
Depreciation and amortization expense associated with property, plant, equipment, and non-mineral asset retirement obligation assets, net, was $86,506 and $153,631 for the years ended December 31, 2021 and 2020, respectively.

Depreciation expense for the years ended December 31, 2021 and 2020 includes a credit of ($307) and ($3,689), respectively, related to revisions to asset retirement obligations. Refer to Note 16 for further disclosures related to asset retirement obligations.

During the years ended December 31, 2021 and 2020, the Company recorded long-lived asset impairments which reduced the carrying value of property, plant, and equipment, net, by $60 and $18,231, respectively. Refer to Note 8 for further information.

As of December 31, 2021, the Company had commitments to purchase approximately $18,497 of new equipment, expected to be acquired at various dates in 2022.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
(11) Other Non-Current Assets
Other non-current assets consisted of the following:

	December 31,
	2021	2020
Advanced mining royalties	$10,788	$13,132
Long-term deposits	1,371	28,200
Long-term restricted investments	28,443	23,768
Equity method investments	20,460	18,383
Workers’ compensation receivables	45,335	48,320
Other	24,660	17,579
Total other non-current assets	$131,057	$149,382

(12) Leases

The Company’s lease population consists primarily of vehicle and heavy equipment leases and leases for office equipment. The Company’s building and land leases relate to corporate office space and certain site offices. The Company determines whether a contract contains a lease based on whether the Company obtains the right to control the use of specifically identifiable property, plant, and equipment for a period of time in exchange for consideration. For the years ended December 31, 2021 and 2020, the Company identified no instances requiring significant judgment in determining whether any contracts entered into during the period were or were not leases. Additionally, the Company had no material sublease agreements within the scope of ASC 842 or lease agreements for which the Company was the lessor for the years ended December 31, 2021 and 2020.

Renewal options in the Company’s lease population primarily relate to month-to-month extensions on vehicle leases and are immaterial both individually and in the aggregate. The Company includes renewal options that are reasonably certain to be exercised in the measurement of lease liabilities. As of December 31, 2021, the Company does not intend to exercise any termination options on existing leases.

As of December 31, 2021 and 2020, the Company had the following right-of-use assets and lease liabilities within the Company’s Consolidated Balance Sheets:

		December 31, 2021	December 31, 2020
Assets	Balance Sheet Classification
Financing lease assets	Property, plant, and equipment, net	$2,987	$4,262
Operating lease right-of-use assets	Other non-current assets	5,003	5,671
Total lease assets		$7,990	$9,933

Liabilities	Balance Sheet Classification
Financing lease liabilities - current	Current portion of long-term debt	$1,878	$2,014
Operating lease liabilities - current	Accrued expenses and other current liabilities	547	595
Financing lease liabilities - long-term	Long-term debt	791	1,996
Operating lease liabilities - long-term	Other non-current liabilities	4,456	5,076
Total lease liabilities		$7,672	$9,681

Total lease costs and other lease information for the years ended December 31, 2021 and 2020 included the following:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	Year Ended December 31, 2021	Year Ended December 31, 2020
Lease cost (1)
Financing lease cost:
Amortization of leased assets	$2,061	$3,238
Interest on lease liabilities	245	358
Operating lease cost	1,383	2,105
Short-term lease cost	786	1,518
Total lease cost	$4,475	$7,219
(1) The Company had no variable lease costs or sublease income for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020
Other information
Cash paid for amounts included in the measurement of lease liabilities	$4,478	$7,157
Operating cash flows from financing leases	$245	$358
Operating cash flows from operating leases	$2,169	$3,623
Financing cash flows from financing leases	$2,064	$3,176
Right-of-use assets obtained in exchange for new financing lease liabilities	$703	$221
Right-of-use assets obtained in exchange for new operating lease liabilities	$275	$(12)

Lease Term and Discount Rate
Weighted-average remaining lease term in years - financing leases	1.75	1.94
Weighted-average remaining lease term in years - operating leases	7.88	8.45
Weighted-average discount rate - financing leases	9.6%	6.1%
Weighted-average discount rate - operating leases	11.3%	11.5%

The Company has elected to show net instead of gross amounts for right-of-use assets and liabilities within its Consolidated Statements of Cash Flows.

The following table summarizes the maturity of the Company’s lease liabilities on an undiscounted cash flow basis and a reconciliation to the lease liabilities recognized in the Company’s Consolidated Balance Sheets as of December 31, 2021:

	Financing Leases	Operating Leases
Lease cost
2022	$2,072	$1,100
2023	522	1,066
2024	259	955
2025	150	897
2026	3	884
Thereafter	—	2,775
Total future minimum lease payments	$3,006	$7,677
Imputed interest	(337)	(2,674)
Present value of future minimum lease payments	$2,669	$5,003

As of December 31, 2021, the Company had no leases with future commencement dates that will create significant rights or obligations for the Company.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
(13) Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2021	2020
Wages and benefits	$52,310	$40,330
Workers’ compensation	10,582	10,355
Black lung	7,235	6,784
Taxes other than income taxes	30,734	21,540
Current portion of asset retirement obligations	32,159	24,990
Accrued interest and fees	14,489	15,902
Deferred revenue	—	13,197
Freight accrual	15,085	2,610
Other	12,013	4,698
Total accrued expenses and other current liabilities	$174,607	$140,406

(14) Long-Term Debt
Long-term debt consisted of the following:

	December 31,
	2021	2020
Term Loan Credit Facility - due June 2024	$449,435	$553,373
ABL Facility - due December 2024	—	3,350
LCC Note Payable	—	27,500
LCC Water Treatment Obligation	—	6,875
Other (1)	5,311	8,475
Debt discount and issuance costs	(6,195)	(17,046)
Total long-term debt	$448,551	$582,527
Less current portion	(2,989)	(28,830)
Long-term debt, net of current portion	$445,562	$553,697
(1) Includes financing leases, refer to Note 12 for additional information.

Term Loan Credit Facility - due June 2024

On June 14, 2019, the Company entered into a Credit Agreement with Cantor Fitzgerald Securities, as administrative agent and collateral agent, and the other lenders party thereto (as defined therein) that provides for a senior secured term loan facility in the aggregate principal amount of $561,800 with a maturity date of June 14, 2024 (the “Term Loan Credit Facility”). Principal repayments equal to approximately $1,405 were due each March, June, September and December (commencing with September 30, 2019) with the final principal repayment installment to be paid on the maturity date and in an amount equal to the aggregate principal amount outstanding on such date. The Term Loan Credit Facility bears an interest rate per annum based on the character of the loan (defined as either “Base Rate Loan” or “Eurocurrency Rate Loan”). Each loan type bears interest at a rate per annum comprised of a base rate (as defined) plus an applicable percentage (6.00% for Base Rate Loans and 7.00% for Eurocurrency Rate Loans on or prior to the second anniversary of the Closing Date and 7.00% or 8.00% thereafter (the “Applicable Rate”)). The Eurocurrency base rate is subject to a 2.00% floor. Interest accrued on each Base Rate Loan is payable in arrears on the last business day of each March, June, September and December and the maturity date. Interest accrued on each Eurocurrency Rate Loan is payable in arrears on the last day of each interest period as defined therein. As of December 31, 2021, the borrowings made under the Term Loan Credit Facility were comprised of Eurocurrency Rate Loans with an interest rate of 10.00%, calculated as the Eurocurrency rate during the period plus an applicable rate of 8.00%. As of December 31, 2021, the carrying value of the Term Loan Credit Facility was $443,241, all of which was classified as long-term within the

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
Consolidated Balance Sheets. As of December 31, 2020, the carrying value of the Term Loan Credit Facility was $540,643, with $5,618 classified as current, within the Consolidated Balance Sheets.

During the three months ending September 30, 2021, the Company repurchased and permanently retired, through privately negotiated transactions, $18,724 of outstanding principal borrowings under the Term Loan Credit Facility. These borrowings were repurchased at a discount resulting in an aggregate purchase price of $18,415. As the participating lenders were existing shareholders (related parties) of the Company as of the repurchase date, the Company analyzed various factors regarding each of the transactions and concluded such repurchases were at a reasonable market rate and reflected the terms of an arm’s length transaction per the requirements of the Term Loan Credit Facility. Additionally, on December 31, 2021 and September 30, 2021, the Company made voluntary prepayments of $50,000 and $31,000, respectively, of outstanding principal borrowings under the Term Loan Credit Facility. As a result of the prepayments, no further amortization payments under the Term Loan Credit Facility are required prior to maturity.

All obligations under the Term Loan Credit Facility are guaranteed by substantially all of Alpha’s direct and indirect subsidiaries. Certain obligations under the Term Loan Facility are secured by a senior lien, subject to certain exceptions (including the ABL Priority Collateral described below), by substantially all of Alpha’s assets and the assets of Alpha’s subsidiary guarantors (“Term Loan Priority Collateral”), in each case subject to exceptions. The obligations under the Term Loan Credit Facility are also secured by a junior lien, again subject to certain exceptions, against the ABL Priority Collateral. The Term Loan Facility contains negative and affirmative covenants including certain financial covenants that are more flexible than the covenants on the Second Amended and Restated Credit Agreement dated December 6, 2021. The Company was in compliance with all covenants under this agreement as of December 31, 2021.

Second Amended and Restated Asset-Based Revolving Credit Agreement

On December 6, 2021, the Company entered into the Second Amended and Restated Asset-Based Revolving Credit Agreement with Citibank N.A as administrative agent, collateral agent, swingline lender, and L/C issuer and the other lenders party thereto (the “Lenders”), and BMO Harris Bank N.A and Eclipse Business Capital LLC as co-collateral agents. The Second Amended and Restated Asset-Based Revolving Credit Agreement (“New ABL Agreement”) amended and restated the Amended and Restated Asset-Based Revolving Credit Agreement dated November 9, 2018, in its entirety, and includes a senior secured asset-based revolving credit facility (“the New ABL Facility”). Under the New ABL Facility, the Company may borrow cash from the Lenders (as defined therein) or cause the L/C Issuers (as defined therein) to issue letters of credit, on a revolving basis, in an aggregate amount of up to $155,000, of which no more than $150,000 may represent outstanding letters of credit ($125,000 on a committed basis and another $25,000 on an uncommitted cash collateralized basis) with a maturity date of December 6, 2024. The New ABL Agreement extended the maturity date of the facility from the previous maturity of April 3, 2022. Under the terms of the New ABL Agreement, letters of credit fees will be calculated at 5.25%, while any future borrowings will bear interest based on the character of the loan (defined as either secured overnight financing rate “SOFR” Loan (“SOFR Loan”) or “Base Rate Loan”) plus an applicable rate of 4.50% for SOFR Loans and 3.50% for Base Rate Loans. Pursuant to terms of the New ABL Agreement at each notice period, the Company elects the character of the loan, the interest period, and may provide notice of continuation or conversion of the borrowed principal amount with the ability to repay the borrowed principal amount in advance of the maturity date without penalty. As of the date of the refinance and as of December 31, 2021, no borrowings were outstanding under the New ABL Facility.

The New ABL Agreement provides that a specified percentage of billed and unbilled receivables and raw and clean inventory meeting certain criteria are eligible to be counted for purposes of collateralizing the amount of financing available, subject to certain terms and conditions. Availability under the New ABL Facility is calculated on a monthly basis and fluctuates based on qualifying amounts of coal inventory and trade accounts receivable (the “Borrowing Base”) and the facility's covenant limitations related to the Fixed Charge Coverage Ratio (as defined in therein). In accordance with terms of the New ABL Facility, the Company may be required to collateralize the New ABL Facility to the extent outstanding borrowings and letters of credit under the New ABL Facility exceed the Borrowing Base after considering covenant limitations.

Any letter of credit issued under the New ABL Facility will bear a commitment fee rate of 0.50%, and a fronting fee of 0.25% of the face amount under each letter of credit. As of December 31, 2021, the Company had $121,037 letters of credit outstanding under the New ABL Facility.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
The New ABL Facility is guaranteed by substantially all of Alpha’s direct and indirect subsidiaries (together with Alpha, the “Loan Parties”) and secured by all or substantially all assets of the Loan Parties, including equity in Alpha’s direct domestic subsidiaries, as collateral for the obligations under the New ABL Facility. The New ABL Facility has a first lien on ABL priority collateral and a second lien on Term Loan Priority Collateral. The New ABL Agreement, as amended, and related documents contain negative and affirmative covenants including certain financial covenants. The Company is in compliance with all covenants under these agreements as of December 31, 2021.

Amended and Restated Asset-Based Revolving Credit Agreement

On November 9, 2018, the Company entered into the Amended and Restated Asset-Based Revolving Credit Agreement with Citibank N.A. as administrative agent, collateral agent, and swingline lender and the other lenders party thereto (the “Lenders”), and Citibank N.A., Barclays Bank PLC, BMO Harris Bank N.A. and Credit Suisse AG as letter of credit issuers (“LC Lenders”). The Amended and Restated Asset-Based Revolving Credit Agreement amended and restated the Asset-Based Revolving Credit Agreement dated April 3, 2017, in its entirety, and included a senior secured asset-based revolving credit facility (the “ABL Facility”). Under the ABL Facility, the Company could borrow cash from the Lenders (as defined therein) or cause the L/C Issuers (as defined therein) to issue letters of credit, on a revolving basis, in an aggregate amount of up to $225,000, of which no more than $200,000 could be drawn through letters of credit. Any borrowings under the ABL Facility had a maturity date of April 3, 2022 and incurred interest based on the character of the loan (defined as either “Base Rate Loan” or “Eurocurrency Rate Loan”) plus an applicable rate ranging from 1.00% to 1.50% for Base Rate Loans and 2.00% to 2.50% for Eurocurrency Rate Loans, depending on the amount of credit available. Pursuant to terms of the Amended and Restated Asset-Based Revolving Credit Agreement at each notice period, the Company elected the character of the loan, the interest period, and could provide notice of continuation or conversion of the borrowed principal amount with the ability to repay the borrowed principal amount in advance of the maturity date without penalty. On March 20, 2020, the Company borrowed $57,500 principal amount under the ABL Facility. The funds were borrowed to augment the Company’s short-term operational flexibility in the face of uncertainty created by the spread of the COVID-19 virus and its potential effects. As of December 6, 2021, the date the Company entered into the New ABL Agreement, there were no outstanding borrowings under the ABL Facility. As of December 31, 2020, the carrying value of the ABL Facility was $3,350, all of which was classified as long-term within the Consolidated Balance Sheets, with the outstanding borrowings comprised of Eurocurrency Rate Loans with an interest rate of 2.73%, calculated as the Eurocurrency rate during the period plus an applicable rate of 2.50%.

The Amended and Restated Asset-Based Revolving Credit Agreement provided that a specified percentage of billed, unbilled and approved foreign receivables and raw and clean inventory meeting certain criteria were eligible to be counted for purposes of collateralizing the amount of financing available, subject to certain terms and conditions. Availability under the ABL Facility was calculated on a monthly basis and fluctuated based on qualifying amounts of coal inventory and trade accounts receivable (the “Borrowing Base”) and the facility's covenant limitations related to the Fixed Charge Coverage Ratio (as defined in therein). In accordance with terms of the ABL Facility, the Company was required to collateralize the ABL Facility to the extent outstanding borrowings and letters of credit under the ABL Facility exceeded the Borrowing Base after considering covenant limitations. Due to fluctuations of the Borrowing Base, the Company was required to post $25,000 of collateral in January 2021 to remain in compliance with the terms of the ABL Facility as of December 31, 2020. During the first quarter of 2021, a portion of the posted cash collateral was used to repay the remaining $3,350 in borrowings under the ABL Facility, and the remaining posted cash collateral was returned to unrestricted cash.

Any letters of credit issued under the ABL Facility incurred a commitment fee rate ranging from 0.25% to 0.375% depending on the amount of availability per terms of the agreement, and a fronting fee of 0.25% of the face amount under each letter of credit, payable to the ABL Facility’s administrative agent. As of December 31, 2020, the Company had $123,108 letters of credit outstanding under the ABL Facility.

LCC Note Payable

As a result of the Merger, the Company assumed a note payable to Lexington Coal Company (“LCC”) in the aggregate amount of $62,500 (the “LCC Note Payable”) and with a maturity date of July 26, 2022. The LCC Note Payable had no stated interest rate and an imputed interest rate of 12.45%. Principal repayments of $17,500 were due each July during 2019, 2020 and 2021, with the final principal payment of $10,000 due on the maturity date. On July 26, 2021, the Company prepaid $7,700 of the final principal payment. As a result of the prepayment, $13,982 of surety collateral was returned. In October 2021, the Company elected to repay in full the remaining $2,300 of the final principal payment.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
There was no remaining carrying value of the LCC Note Payable as of December 31, 2021. As of December 31, 2020, the carrying value of the LCC Note Payable was $24,423, with $17,500 reported within the current portion of long-term debt.

LCC Water Treatment Stipulation

As a result of the Merger, the Company assumed an obligation to contribute $12,500 into LCC’s water treatment restricted cash accounts (the “LCC Water Treatment Stipulation”). Contributions equal to $625 were due each January, April, July and October from 2019 through 2023. The LCC Water Treatment Stipulation had no stated interest rate and an imputed interest rate of 13.12%. In October 2021, the Company elected to repay in full the remaining $5,000 obligation.

There was no remaining carrying value of the LCC Water Treatment Stipulation as of December 31, 2021. As of December 21, 2020, the carrying value of the LCC Water Treatment Stipulation was $5,636, with $1,875 reported within the current portion of long-term debt.

Future Maturities

Future maturities of long-term debt as of December 31, 2021 are as follows:

2022	$2,989
2023	1,367
2024	450,245
2025	142
2026	3
Total long-term debt	$454,746

(15) Acquisition-Related Obligations
Acquisition-related obligations consisted of the following:

	December 31,
	2021	2020
Contingent Revenue Obligation	$35,005	$28,967
Environmental Settlement Obligations	6,633	10,391
UMWA Funds Settlement Liability	—	2,000
Discount	(233)	(1,491)
Total acquisition-related obligations	$41,405	$39,867
Less current portion	(22,405)	(19,099)
Acquisition-related obligations, net of current portion	$19,000	$20,768

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

Contingent Revenue Obligation

As a result of the Merger, the Company assumed a contingent revenue payment obligation (the “Contingent Revenue Obligation”) to certain of the Merger Companies’ creditors pursuant to the terms stipulated within the bankruptcy settlement previously entered into by the Merger Companies. Pursuant to terms of the obligation, the annual obligation will be limited to revenues derived from legacy operations for the Merger Companies and will not include revenues related to legacy Alpha Metallurgical Resources, Inc. operations. The Contingent Revenue Obligation consists of a contingent revenue payment of

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
1.5% of annual gross revenues of the legacy operations for the Merger Companies up to $500,000 and 1.0% of annual gross revenue of the legacy operations for the Merger Companies in excess of $500,000 through the period ended December 31, 2022. As of December 31, 2021 and 2020, the carrying value of the Contingent Revenue Obligation was $35,005 and $28,967, with $16,005 and $11,393 classified as current, respectively, and classified as an acquisition-related obligation in the Consolidated Balance Sheets. Refer to Note 17 for further disclosures related to the fair value assignment and methods used.

Refer to Note 21 for disclosures related to a Contingent Revenue Obligation repurchase transaction with a related party during the fourth quarter of 2021. Additionally, during the second quarter of 2021, the Company paid $11,396 pursuant to terms of the Contingent Revenue Obligation. During the second quarter of 2020, the Company paid $15,084, including $374 of unclaimed unsecured claims distributions, pursuant to terms of the Contingent Revenue Obligation.

Environmental Settlement Obligations

As a result of the Merger, the Company assumed certain environmental settlement obligations (the “Environmental Settlement Obligations”) pursuant to the terms stipulated within the bankruptcy settlement previously entered into by the Merger Companies. These obligations include payments to a third-party environmental agency and the funding of certain reclamation related projects through 2022. As of December 31, 2021 and 2020, the carrying value of the Environmental Settlement Obligations was $6,400 and $9,237, net of discounts of $233 and $1,154, with $6,400 and $6,044 classified as current, respectively, all of which was classified as an acquisition-related obligation in the Consolidated Balance Sheets.

(16) Asset Retirement Obligations

The following table summarizes the changes in asset retirement obligations for the years ended December 31, 2021 and 2020:

Total asset retirement obligations at December 31, 2019	$203,137
Accretion for the period	26,504
Sites added during the period	621
Revisions in estimated cash flows (1)	(43,765)
Expenditures for the period	(21,433)
Total asset retirement obligations at December 31, 2020	$165,064
Accretion for the period	26,520
Sites added during the period	2,125
Revisions in estimated cash flows (1)	(12,744)
Expenditures for the period	(16,793)
Total asset retirement obligations at December 31, 2021	$164,172
Less current portion (2)	(32,159)
Long-term portion	$132,013
(1)    The revisions in estimated cash flows resulted primarily from discount rate adjustments and changes in mine plans.
(2)    Included within Accrued expenses and other current liabilities on the Company’s Consolidated Balance Sheets. Refer to Note 13.

(17) Fair Value of Financial Instruments and Fair Value Measurements
The estimated fair values of financial instruments are determined based on relevant market information. These estimates involve uncertainty and cannot be determined with precision.
The carrying amounts for cash and cash equivalents, trade accounts receivable, net, prepaid expenses and other current assets, short-term and long-term restricted cash, short-term and long-term deposits, trade accounts payable, and accrued expenses and other current liabilities approximate fair value as of December 31, 2021 and 2020 due to the short maturity of these instruments.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
The following tables set forth by level, within the fair value hierarchy, the Company’s long-term debt at fair value as of December 31, 2021 and 2020:

	December 31, 2021
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term Loan Credit Facility - due June 2024	$443,241	$447,561	$—	$447,561	$—
Total long-term debt	$443,241	$447,561	$—	$447,561	$—

	December 31, 2020
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term Loan Credit Facility - due June 2024	$540,643	$379,614	$—	$379,614	$—
ABL Facility - due April 2022 (2)	3,350	3,057	—	—	3,057
LCC Note Payable	24,423	20,328	—	—	20,328
LCC Water Treatment Obligation	5,636	4,281	—	—	4,281
Total long-term debt	$574,052	$407,280	$—	$379,614	$27,666
(1) Net of debt discounts and debt issuance costs.
(2) On December 6, 2021, the Company entered into a New ABL Agreement. Refer to Note 14 for additional information.

The following tables set forth by level, within the fair value hierarchy, the Company’s acquisition-related obligations at fair value as of December 31, 2021 and 2020:

	December 31, 2021
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Environmental Settlement Obligations	$6,400	$6,270	$—	$—	$6,270
Total acquisition-related obligations	$6,400	$6,270	$—	$—	$6,270

	December 31, 2020
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
UMWA Funds Settlement Liability	$1,662	$1,426	$—	$—	$1,426
Environmental Settlement Obligations	9,237	7,760	—	—	7,760
Total acquisition-related obligations	$10,899	$9,186	$—	$—	$9,186
(1) Net of discounts.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial and non-financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2021 and 2020. Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the determination of fair value for assets and liabilities and their placement within the fair value hierarchy levels.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	December 31, 2021
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent Revenue Obligation	$35,005	$—	$—	$35,005
Trading securities	$28,443	$27,075	$1,368	$—

	December 31, 2020
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent Revenue Obligation	$28,967	$—	$—	$28,967
Trading securities	$22,498	$20,092	$2,406	$—

The following table is a reconciliation of the financial and non-financial assets and liabilities that were accounted for at fair value on a recurring basis and that were categorized within Level 3 of the fair value hierarchy:

	December 31, 2020	Payments	Loss Recognized in Earnings	Transfer In (Out) of Level 3 Fair Value Hierarchy	December 31, 2021
Contingent Revenue Obligation	$28,967	$(13,487)	$19,525	$—	$35,005
(1) The loss recognized in earnings resulted primarily from an increase in forecasted future revenue as of December 31, 2021.

	December 31, 2019	Payments	Gain Recognized in Earnings	Transfer In (Out) of Level 3 Fair Value Hierarchy	December 31, 2020
Contingent Revenue Obligation	$52,427	$(14,710)	$(8,750)	$—	$28,967
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

Level 3 Fair Value Measurements

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
ABL Facility - due April 2022 - Observable transactions are not available to aid in determining the fair value of this item. Therefore, the fair value was derived by using the expected present value approach in which estimated cash flows are discounted using a risk-free interest rate adjusted for credit risk (discount rate of approximately 9% as of December 31, 2020). On December 6, 2021, the Company entered into a New ABL Agreement. Refer to Note 14 for additional information.

LCC Note Payable, LCC Water Treatment Obligation, UMWA Funds Settlement Liability and Environmental Settlement Obligations - Observable transactions are not available to aid in determining the fair value of these items. Therefore, the fair value was derived by using the expected present value approach in which estimated cash flows are discounted using a risk-free interest rate adjusted for credit risk (discount rates of approximately 13% and 34% as of December 31, 2021 and 2020, respectively).

Contingent Revenue Obligation - The fair value of the Contingent Revenue Obligation was estimated using a Black-Scholes pricing model and is marked to market at each reporting period with changes in value reflected in earnings. The inputs included in the Black-Scholes pricing model are the Company's forecasted future revenue, the stated royalty rate, the remaining periods in the obligation, annual risk-free interest rate based on the U.S. Constant Maturity Treasury Curve and annualized volatility. The annualized volatility was calculated by observing volatilities for comparable companies with adjustments for the Company's size and leverage. The range of significant unobservable inputs used to value the Contingent Revenue Obligation as of December 31, 2021 and 2020 are set forth in the following table:

	December 31, 2021	December 31, 2020
Forecasted future revenue	$1.5 - $2.0 billion	$0.9 - $1.1 billion
Stated royalty rate	1.0% - 1.5%	1.0% - 1.5%
Annualized volatility	18.4% - 39.3% (29.9%)	19.4% - 52.1% (28.0%)

(18) Income Taxes

Total income tax expense (benefit) provided on income (loss) before income taxes was allocated as follows:

	Year Ended December 31,
	2021	2020
Continuing operations	$3,609	$(2,164)
Discontinued operations	(201)	—
Total	$3,408	$(2,164)

Significant components of income tax expense (benefit) from continuing operations were as follows:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	Year Ended December 31,
	2021	2020
Current tax expense (benefit):
Federal	$2,586	$(35,187)
State	1,186	(99)
Total current	$3,772	$(35,286)

Deferred tax (benefit) expense:
Federal	$(3)	$33,348
State	(160)	(226)
Total deferred	$(163)	$33,122

Total income tax expense (benefit):
Federal	$2,583	$(1,839)
State	1,026	(325)
Total	$3,609	$(2,164)

A reconciliation of statutory federal income tax expense (benefit) on income (loss) from continuing operations to the actual income tax expense (benefit) is as follows:

	Year Ended December 31,
	2021	2020
Federal statutory income tax expense (benefit)	$61,013	$(51,163)
Increase (reductions) in taxes due to:
Percentage depletion allowance	(11,864)	(2,039)
AMT sequestration refund	—	(2,123)
State taxes, net of federal tax impact	12,998	(9,640)
State apportioned tax rate change, net of federal tax impact	8,751	(1,235)
Change in valuation allowances	(78,056)	59,929
Capital loss expiration	10,552	—
Stock-based compensation	405	1,739
Other, net	(190)	2,368
Income tax expense (benefit)	$3,609	$(2,164)

Deferred income taxes result from temporary differences between the reporting of amounts for financial statement purposes and income tax purposes. The net deferred tax assets and liabilities included in the Consolidated Balance Sheets include the following amounts:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	Year Ended December 31,
	2021	2020
Deferred tax assets:
Asset retirement obligations	$36,252	$41,268
Reserves and accruals not currently deductible	9,610	12,131
Workers’ compensation benefit obligations	47,105	59,478
Pension obligations	34,956	52,598
Equity method investments	1,846	2,050
Loss carryforwards, net of Section 382 limitation	187,341	255,772
Acquisition-related obligations	9,156	10,002
Other	7,100	10,976
Gross deferred tax assets	333,366	444,275
Less valuation allowance	(172,883)	(263,387)
Deferred tax assets	$160,483	$180,888
Deferred tax liabilities:
Property, plant and mineral reserves	$(134,075)	$(141,549)
Acquired intangibles, net	(16,408)	(22,037)
Prepaid expenses	(4,955)	(6,211)
Restricted cash	(5,362)	(11,516)
Other	—	(55)
Total deferred tax liabilities	(160,800)	(181,368)
Net deferred tax liabilities	$(317)	$(480)

Changes in the valuation allowance were as follows:

	Year Ended December 31,
	2021	2020
Valuation allowance beginning of period	$263,387	$133,020
(Decrease) increase in valuation allowance recorded to income tax expense (benefit)	(78,043)	117,829
(Decrease) increase in valuation allowance not affecting income tax expense (benefit)	(12,461)	12,538
Valuation allowance end of period	$172,883	$263,387

On December 22, 2017, President Trump signed into law legislation commonly referred to as the “Tax Cuts and Jobs Act” (“TCJA”). Among other provisions, the TCJA repealed the corporate alternative minimum tax (“AMT”) and provided a mechanism for corporations to monetize their alternative minimum tax credits (“AMT Credits”) as a refundable credit during the 2018 through 2021 tax years. On March 27, 2020, President Trump signed into law legislation referred to as the CARES Act. The CARES Act modified the AMT Credits provision such that a corporate taxpayer’s remaining AMT Credits would be refunded in the 2019 tax year rather than the 2019 through 2021 tax years. As of December 31, 2019, the Company recorded a current federal income tax receivable of $33,065 and a deferred tax asset of $33,065 in relation to its refundable AMT Credits. During the first quarter of 2020 and following enactment of the CARES Act, the Company reclassified the $33,065 deferred tax asset to a current federal income tax receivable. The Company received the $66,130 AMT Credit refund in the fourth quarter of 2020. In addition, the Company received $2,123 related to AMT Credits claimed in prior tax years under a different Internal Revenue Code section, which were previously and erroneously subjected to the budgetary sequestration provisions. The Company does not expect to receive any further benefits related to AMT Credits.

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

At December 31, 2021, the Company has regular tax net operating loss carryforwards for federal income tax purposes of approximately $1,543,000. This includes $1,008,000 that are available to offset regular federal taxable income subject to an annual Internal Revenue Code Section 382 limitation of approximately $1,000 and $270,000 that are subject to an annual Section 382 limitation of approximately $17,500. These federal net operating loss carryforwards were generated before 2018 and will expire between years 2030 and 2037. The Company also has $265,000 of federal net operating loss carryforwards with an indefinite carryforward period that can be used to offset up to 80% of taxable income. The Company has capital loss carryforwards of approximately $223,000. The capital loss carryforwards will expire between years 2022 and 2025. A full valuation allowance is recorded against the capital loss carryforwards.

During the third quarter of the year ended December 31, 2020, the Company recorded a decrease in unrecognized tax benefits of approximately $20,788 as a result of the issuance of final regulatory guidance from the Internal Revenue Service (“IRS”). The decrease in unrecognized tax benefits did not impact the Company’s effective tax rate for the year ended December 31, 2020.

The Company’s policy is to classify interest and penalties related to uncertain tax positions as part of income tax expense. As of December 31, 2021 and 2020, the Company had no accrued interest and penalties.

The following reconciliation illustrates the Company’s liability for uncertain tax positions:

	Year Ended December 31,
	2021	2020
Unrecognized tax benefits - beginning of period	$—	$20,788
Reductions for tax positions of prior years	—	(20,788)
Unrecognized tax benefits - end of period	$—	$—

As of December 31, 2021, tax years 2018 – 2021 remain open to federal and state examination. During the third quarter of 2021, the IRS concluded its audit of the Company’s 2016 federal income tax return and associated net operating loss (“NOL”) carryback claim. The audit conclusion did not result in any material impact to the financial statements or related disclosures. Following the conclusion of the audit, the Company received the $64,160 carryback claim tax refund and $5,425 of accrued interest.

(19) Employee Benefit Plans

The Company provides several types of benefits for its employees, including defined benefit and defined contribution pension plans, workers’ compensation and black lung benefits, and postretirement life insurance. The Company does not participate in any multi-employer plans. The components of net periodic benefit (credit) cost other than the service cost

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
component for black lung and postretirement life insurance benefits are included in the line item miscellaneous income (loss), net, in the Consolidated Statements of Operations.

Company Administered Defined Benefit Pension Plans

In connection with the Merger, the Company assumed three qualified non-contributory defined benefit pension plans, which cover certain salaried and non-union hourly employees. The qualified non-contributory defined benefit pension plans are collectively referred to as the “Pension Plans.” Benefits are frozen under these plans. Participants accrued benefits either based on certain formulas, the participant’s compensation prior to retirement, or plan specified amounts for each year of service with the Company. One of the Company’s frozen qualified non-contributory defined benefit pension plans utilizes a cash balance formula for certain of its participants. The cash balance formula provides guaranteed rates of interest on accumulated balances of 6% for balances accumulated prior to 2004 and 4% on balances accumulated thereafter.

Annual funding contributions to the Pension Plans are made as recommended by consulting actuaries based upon the ERISA funding standards. Plan assets consist of equity securities, fixed income funds, commingled short-term funds, private equity funds, and a guaranteed insurance contract.

Effective in 2019, two of the qualified non-contributory defined benefit pension plans were amended to offer certain eligible participants the option to elect to receive lump sum benefits, which resulted in a partial plan settlement and the accelerated recognition of a portion of the accumulated other comprehensive loss during the years ended December 31, 2021 and December 31, 2020. Refer to the disclosures below for further information on the partial plan settlements.

The following tables set forth the Pension Plans’ accumulated benefit obligations, fair value of plan assets and funded status for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020
Change in benefit obligations:
Accumulated benefit obligation at beginning of period:	$723,448	$674,439
Interest cost	13,566	18,730
Actuarial (gain) loss (1)	(34,922)	72,822
Benefits paid	(30,222)	(30,916)
Settlement	(3,815)	(11,627)
Accumulated benefit obligation at end of period	$668,055	$723,448

Change in fair value of plan assets:
Fair value of plan assets at beginning of period	$504,777	$470,353
Actual return on plan assets	30,814	54,222
Employer contributions	6,571	22,745
Benefits paid	(30,222)	(30,916)
Settlement	(3,815)	(11,627)
Fair value of plan assets at end of period	$508,125	$504,777
Funded status	$(159,930)	$(218,671)
Accrued benefit cost at end of period (2)	$(159,930)	$(218,671)
(1) For the years ended December 31, 2021 and 2020, the actuarial (gain) loss was primarily attributable to the change in the weighted-average discount rate actuarial assumption used in determining the benefit obligations.
(2) Amounts are classified as long-term on the Consolidated Balance Sheets as there are sufficient plan assets to make expected benefit payments to plan participants in the succeeding twelve months.

Gross amounts related to benefit obligations recognized in accumulated other comprehensive loss consisted of the following as of December 31, 2021 and 2020:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	December 31,
	2021	2020
Net actuarial loss	$47,950	$88,583

The following table details the components of net periodic benefit credit:

	Year Ended December 31,
	2021	2020
Interest cost	$13,566	$18,730
Expected return on plan assets	(28,732)	(27,064)
Amortization of net actuarial loss	3,217	2,012
Settlement	412	1,636
Net periodic benefit credit	$(11,537)	$(4,686)

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) are as follows:

	Year Ended December 31,
	2021	2020
Actuarial (gain) loss	$(37,004)	$45,663
Amortization of net actuarial loss	(3,217)	(2,012)
Settlement	(412)	(1,636)
Total recognized in other comprehensive income (loss)	$(40,633)	$42,015

The following table presents information applicable to plans with accumulated benefit obligations in excess of plan assets:

	Year Ended December 31,
	2021	2020
Projected benefit obligation	$668,055	$723,448
Accumulated benefit obligation	$668,055	$723,448
Fair value of plan assets	$508,125	$504,777

The weighted-average actuarial assumption used in determining the benefit obligations as of December 31, 2021 and 2020 was as follows:

	December 31,
	2021	2020
Discount rate	2.92%	2.62%

The weighted-average actuarial assumptions used to determine net periodic benefit credit for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31,
	2021	2020
Discount rate for benefit obligation	2.62%	3.35%
Discount rate for interest cost	1.96%	2.92%
Expected long-term rate of return on plan assets	5.80%	5.90%

The discount rate assumptions were determined from a high-quality corporate bond yield-curve timing of the Company’s projected cash out flows.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
The expected long-term rate of return on assets of the Pension Plans is established each year by the Company’s Benefits Committee in consultation with the plans’ actuaries and outside investment advisors. This rate is determined by taking into consideration the Pension Plans’ target asset allocation, expected long-term rates of return on each major asset class by reference to long-term historic ranges, inflation assumptions, and the expected additional value from active management of the Pension Plans’ assets. For the determination of net periodic benefit cost in 2022, the Company will utilize an expected long-term rate of return on plan assets of 5.80%.

Assets of the Pension Plans are held in trusts and are invested in accordance with investment guidelines that have been established by the Company’s Benefits Committee in consultation with outside investment advisors. The target allocation for 2022 and the actual asset allocation as reported at December 31, 2021 are as follows:

	Target Allocation Percentages 2022 (1)	Percentage of Plan Assets 2021
Equity securities	60.0%	56.0%
Fixed income funds	40.0%	41.0%
Other	—%	3.0%
Total	100.0%	100.0%
(1) Assumes the Pension Plans have a funded status level less than 90.0%.

The asset allocation targets have been set with the expectation that the Pension Plans’ assets will fund the expected liabilities within an appropriate level of risk. In determining the appropriate target asset allocations, the Benefits Committee considers the demographics of the Pension Plans’ participants, the funded status of each plan, the Company’s contribution philosophy, the Company’s business and financial profile, and other associated risk factors. The Pension Plans’ assets are periodically rebalanced among the major asset categories to maintain the asset allocation within a specified range of the target allocation percentage. The target allocation between equity securities and fixed income funds is determined by reference to the funded status percentage for each of the Pension Plans. The plan administrator uses a de-risking glide path whereby the fixed income funds allocation increases as the funded status improves. At a 90.0% funded status level, the glide path calls for a 50/50 equity securities and fixed income funds mix. During the year ended December 31, 2021, one of the Pension Plans funded status levels reached 90.0% and the related plan assets were adjusted accordingly to the new allocation. In September 2020, the target allocation was adjusted by the Company’s Benefits Committee to transition to 60.0% equity securities and 40.0% fixed income funds in approximate 2.0% increments over a 10-month period.

As a result of the recent funding relief granted under the American Rescue Plan Act, estimated contributions requirements to the pension plans were reduced relative to the Company’s previous estimates. The Company contributed $6,571 to the pension plans during the year ended December 31, 2021. The Company’s minimum required contributions are estimated to be $4,404 to the Pension Plans in 2022.

The following represents expected future pension benefit payments for the next ten years:

2022	$30,949
2023	30,944
2024	31,161
2025	31,497
2026	31,657
2027-2031	158,207
$314,415

The fair values of the Company’s Pension Plans’ assets as of December 31, 2021, by asset category are as follows:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

Asset Category	Total	Quoted Market Prices in Active Market for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
Multi-asset fund (1)	$284,568	$—	$284,568	$—
Fixed income funds:
Bond fund (2)	208,466	—	208,466	—
Commingled short-term fund (3)	1,384	—	1,384	—
Other types of investments:
Guaranteed insurance contract	11,652	—	—	11,652
Total	$506,070	$—	$494,418	$11,652
Receivable (4)	876
Total assets at fair value	506,946
Private equity funds measured at net asset value practical expedient (5)	1,179
Total plan assets	$508,125
(1) This fund contains equities (domestic and international), real estate and bonds.
(2) This fund contains bonds representing a diversity of sectors and maturities. This fund also includes mortgage-backed securities and U.S. Treasuries.
(3) This fund contains cash and highly liquid short-term investments in a collective investment fund.
(4) Receivable for investments sold at December 31, 2021, which approximates fair value.
(5) In accordance with Accounting Standards Update 2015-07, investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total value of assets of the plans.

Changes in Level 3 plan assets for the period ended December 31, 2021 were as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Guaranteed Insurance Contract
Beginning balance, December 31, 2020	$11,454
Actual return on plan assets:
Relating to assets still held at the reporting date	528
Purchases, sales and settlements	(330)
Ending balance, December 31, 2021	$11,652

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

For the Company’s subsidiaries that are insured with a high-deductible insurance plan for workers’ compensation and black lung claims, the insurance premium expense for the years ended December 31, 2021 and 2020 was $8,602 and $7,000, respectively.

Workers’ Compensation

The table below presents workers’ compensation amounts recognized in the Consolidated Balance Sheets:

	December 31,
	2021	2020
Current liabilities	$10,582	$10,355
Current liabilities - discontinued operations (1)	2,730	4,847
Long-term liabilities	103,574	113,904
Long-term liabilities - discontinued operations (1)	21,119	26,000
Total liabilities	$138,005	$155,106
Less expected insurance receivable (2)	(47,644)	(50,688)
Less long-term expected insurance receivable - discontinued operations (1)	(6,020)	(6,970)
Workers’ compensation obligations, net of expected insurance receivables	$84,341	$97,448
(1) The discontinued operations consisted of activity related to the Company’s former NAPP operations. Refer to Note 3.
(2) Included within Prepaid expenses and other current assets and Other non-current assets in the Consolidated Balance Sheets.
Workers’ compensation expense for high-deductible insurance plans for the years ended December 31, 2021 and 2020 was $3,750 and $1,275, respectively.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
Black Lung

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

The following tables set forth the accumulated black lung benefit obligations, fair value of plan assets and funded status for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Change in benefit obligation:
Accumulated benefit obligation at beginning of period	$127,506	$122,788
Service cost	2,972	2,361
Interest cost	2,463	3,240
Actuarial (gain) loss (1)	(9,759)	14,736
Benefits paid	(6,040)	(7,166)
Curtailment gain	—	(163)
Settlement	—	(8,290)
Accumulated benefit obligation at end of period	$117,142	$127,506
Change in fair value of plan assets:
Fair value of plan assets at beginning of period	$2,720	$2,660
Actual return on plan assets	(56)	60
Benefits paid	(6,040)	(7,166)
Employer contributions	6,040	7,166
Fair value of plan assets at end of period (2)	2,664	2,720
Funded status	$(114,478)	$(124,786)
Accrued benefit cost at end of period	$(114,478)	$(124,786)
Summary of accrued benefit cost at end of period:
Continuing operations	(111,854)	(122,961)
Discontinued operations (3)	(2,624)	(1,825)
Total accrued benefit cost at end of period	$(114,478)	$(124,786)
(1) For the years ended December 31, 2021 and 2020, the actuarial (gain) loss was primarily attributable to the change in the weighted-average discount rate actuarial assumption used in determining the benefit obligations.
(2) Assets of the plan are held in a Section 501(c)(21) tax-exempt trust fund and consist primarily of government debt securities. All assets are classified as Level 1 and valued based on quoted market prices.
(3) The discontinued operations consisted of activity related to the Company’s former NAPP operations. Refer to Note 3.

The table below presents amounts recognized in the Consolidated Balance Sheets:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	December 31,
	2021	2020
Current liabilities	$7,235	$6,784
Current liabilities - discontinued operations	60	26
Long-term liabilities	104,619	116,177
Long-term liabilities - discontinued operations	2,564	1,799
Total liabilities	$114,478	$124,786

Gross amounts related to the black lung benefit obligations recognized in accumulated other comprehensive loss consisted of the following as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Net actuarial loss	$11,940	$24,042

The following table details the components of the net periodic benefit cost for the black lung benefit obligations:

	Year Ended December 31,
	2021	2020
Service cost	$2,972	$2,361
Interest cost	2,463	3,240
Expected return on plan assets	(54)	(54)
Amortization of net actuarial loss	2,453	1,942
Settlement	—	1,563
Net periodic benefit cost	$7,834	$9,052
Summary net periodic benefit cost:
Continuing operations	$7,418	$7,670
Discontinued operations (1)	416	1,382
Total net periodic benefit cost	$7,834	$9,052
(1) The discontinued operations consisted of activity related to the Company’s former NAPP operations. Refer to Note 3.

Other changes in the black lung plan assets and benefit obligations recognized in other comprehensive income (loss) are as follows:

	Year Ended December 31,
	2021	2020
Actuarial (gain) loss	$(9,649)	$14,567
Amortization of net actuarial loss	(2,453)	(1,942)
Settlement	—	(1,563)
Total recognized in other comprehensive income (loss)	$(12,102)	$11,062

The weighted-average assumptions related to black lung obligations used to determine the benefit obligation as of December 31, 2021 and 2020 were as follows:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	December 31,
	2021	2020
Discount rate	2.96%	2.75%
Federal black lung income benefit trend rate	2.00%	2.00%
Federal black lung medical benefit trend rate	5.00%	5.00%
Black lung benefit expense inflation rate (1)	—%	2.00%
(1) Effective in 2021, the annual claim administration expenses are incorporated into the annual service cost component of the net periodic benefit cost for the black lung benefit obligations.

The weighted-average assumptions related to black lung benefit obligations used to determine net periodic benefit cost were as follows:

	Year Ended December 31,
	2021	2020
Discount rate for benefit obligation	2.75%	3.47%
Discount rate for service cost	3.15%	3.56%
Discount rate for interest cost	1.96%	2.61%
Federal black lung income benefit trend rate	2.00%	2.50%
Federal black lung medical benefit trend rate	5.00%	5.00%
Black lung benefit expense inflation rate (1)	—%	2.00%
Expected return on plan assets	2.00%	2.00%
(1) Effective in 2021, the annual claim administration expenses are incorporated into the annual service cost component of the net periodic benefit cost for the black lung benefit obligations.

Estimated future cash payments related to black lung benefit obligations for the next 10 years ending after December 31, 2021 are as follows:

Year ending December 31:
2022	$7,295
2023	7,208
2024	7,254
2025	7,329
2026	7,497
2027-2031	19,889
$56,472

Postretirement Life Insurance Benefits

As part of the Alpha Natural Resources, Inc. bankruptcy reorganization process and the Retiree Committee Settlement Agreement, the Company assumed the unfunded liability for life insurance benefits for certain disabled and non-union retired employees. Provisions are made for estimated benefits and adjustments to the probable ultimate liabilities are made annually based on an actuarial study prepared by independent actuaries. As of December 31, 2021 and 2020, the postretirement life insurance benefit obligation was $11,610, including a current portion $602, and $12,635, including a current portion $628, respectively, which are included in the Consolidated Balance Sheets as Other non-current liabilities and Accrued expenses and other current liabilities.

Defined Contribution and Profit-Sharing Plans

The Company sponsors defined contribution plans to assist its eligible employees in providing for retirement. Generally, under the terms of these plans, employees make voluntary contributions through payroll deductions and the Company makes

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
matching and/or discretionary contributions, as defined by each plan. The Company’s total contributions to these plans for the years ended December 31, 2021 and 2020 were $10,276 and $3,613, respectively.

During the second quarter of 2020, the Company’s matching contributions under the Alpha Metallurgical Resources (formerly Contura Energy) 401(k) Retirement Savings Plan (the “Plan”) were suspended due to weak market conditions at that time. Effective in June 2021, the Company’s matching contributions under the Plan were reinstated.

Self-insured Medical Plan

The Company is self-insured for health benefit coverage for all of its active employees. Estimated liabilities for health and medical claims are recorded based on the Company’s historical experience and include a component for incurred but not paid claims. During the years ended December 31, 2021 and 2020, the Company incurred total expenses of $63,127 and $52,517, respectively, which primarily include claims processed and an estimate for claims incurred but not paid.

(20) Stock-Based Compensation Awards
The MIP is currently authorized for the issuance of awards of up to 1,201,202 shares of common stock, and as of December 31, 2021, there were 37,805 shares of common stock available for grant under the MIP. The Long-Term Incentive Plan (the “LTIP”) is currently authorized for the issuance of awards of up to 1,500,000 shares of common stock, and as of December 31, 2021, there were 870,503 shares of common stock available for grant under the LTIP. Pursuant to the Merger Agreement, the Company assumed the ANR Inc. 2017 Equity Incentive Plan (the “ANR EIP”), which had underlying ANR shares that were converted to 89,766 Contura Energy, Inc. shares. The ANR EIP is not authorized for additional issuance of awards of shares of common stock, and as of December 31, 2021, there were no shares of common stock available for grant under the ANR EIP.
As of December 31, 2021, the Company had four types of stock-based awards outstanding: time-based restricted stock units, performance-based restricted stock units, stock options, and performance-based cash awards. Stock-based compensation expense totaled $7,468 and $5,540 for the years ended December 31, 2021 and 2020, respectively. For the years ended December 31, 2021 and 2020, approximately 89% and 83%, respectively, of stock-based compensation expense was reported as selling, general and administrative expenses, and the remainder was recorded as cost of coal sales.
The Company is authorized to repurchase common shares from employees (upon the election by the employee) to satisfy the employees’ statutory tax withholdings upon the vesting of stock grants. Shares that are repurchased to satisfy the employees’ statutory tax withholdings are recorded in treasury stock at cost. During the year ended December 31, 2021, the Company repurchased 50,363 shares of its common stock issued pursuant to awards under the MIP and LTIP for a total purchase amount of $785, or $15.60 average price paid per share. During the year ended December 31, 2020, the Company repurchased 43,559 shares of its common stock issued pursuant to awards under the MIP, LTIP and ANR EIP for a total purchase amount of $209, or $4.79 average price paid per share.
2021 Awards Granted
During the year ended December 31, 2021, the Company granted certain key employees and non-employee directors 223,496 time-based restricted stock units under the MIP and LTIP with a weighted average grant date fair value of $12.03 based on the Company’s closing stock price at the trading day before the date of the grant. The awards granted to key employees will vest ratably over a three-year period from date of grant in accordance with the vesting schedule, subject to the participant’s continuous service with the Company through each applicable vesting date. The restricted stock units granted to non-employee directors on February 10, 2021 will vest on the first to occur of (i) April 30, 2021, (ii) the director’s separation from service due to the director’s death or physical or mental incapacity to perform his or her usual duties, such condition likely to remain continuously and permanently, as determined by the Company, and (iii) a change in control. The restricted stock units granted to non-employee directors on May 1, 2021 will vest on the first to occur of (i) April 30, 2022, (ii) the director’s service as a member of the board of directors is terminated, for any reason other than removal for cause, as of a date that is more than six months after the date of grant, and (iii) a change in control. Upon vesting and settlement of time-based restricted stock units, the Company issues authorized and unissued shares of the Company’s common stock to the recipient.
Additionally, during the year ended December 31, 2021, the Company granted certain key employees 167,587 performance-based restricted stock units granted under the LTIP which represent the number of shares of common stock that may be issued based on the achievement of targeted performance levels related to pre-established relative total shareholder

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
return goals and annually determined operational goals over a three year period. These awards are scheduled to cliff vest on the third anniversary of the date of the grant, subject to the participant’s continuous service with the Company through the applicable vesting date and the satisfaction of the performance criteria. These performance-based restricted stock units have the potential to be earned from 0% to 200% of target depending on actual results. Upon vesting and settlement of these awards, the Company will issue authorized and previously unissued shares of the Company’s common stock to the recipient. The 100,552 operational performance-based restricted stock units were valued based on the Company’s closing stock price at the trading day before the date of the grant and had a weighted average grant date fair value of $12.00. For the awards with operational performance conditions, the Company reassesses at each reporting date whether achievement of each of the performance conditions was probable and adjusts the accrual of stock-based compensation expense as needed. The 67,035 relative total shareholder return performance-based restricted stock units were valued relative to the stock price performance of a comparator group and had a weighted average grant date fair value of $16.18 based on a Monte Carlo simulation. The Monte Carlo simulation incorporated the assumptions as presented in the following table:

Relative performance-based restricted stock units
Start price (1)	$11.81
Valuation date stock price (2)	$11.34
Expected volatility (3)	98.54%
Risk-free interest rate (4)	0.18%
Expected dividend yield (5)	—%
(1)    The start price for the Company represented the average closing stock price over the twenty trading days ending on December 31, 2020, assuming dividends distributed during this period were reinvested in additional shares of the Company’s stock on the ex-dividend date.
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

Additionally, the Company granted certain key employees performance-based cash incentive awards granted under the LTIP with a target award amount of $927. The cash to be awarded is based on the achievement of pre-established relative total shareholder return goals over a three-year period. These awards are scheduled to cliff vest on the third anniversary of the date of the grant, subject to the participant’s continuous service with the Company through the applicable vesting date and the satisfaction of the performance criteria. These awards have the potential to be distributed from 0% to 200% of target depending on actual performance. Upon vesting of these awards, the Company issues cash to the recipient. These awards are classified as a liability, and the Company reassesses at each reporting date the fair value of the award and adjusts the accruals of stock-based compensation expense as appropriate based on a Monte Carlo simulation. As of December 31, 2021, the liability for these awards totaled $255. The performance-based cash incentive awards were valued relative to the stock price performance of a comparator group and had a weighted average grant date fair value as a percent of target dollar value of 51.73% based on a Monte Carlo simulation. The Monte Carlo simulation incorporates the assumptions as presented in the following table:

Performance-based cash incentive awards
Start price (1)	$11.81
Valuation date stock price (2)	$11.34
Expected volatility (3)	98.54%
Risk-free interest rate (4)	0.18%
Expected dividend yield (5)	—%
(1)    The start price for the Company represents the average closing stock price over the twenty trading days ending on December 31, 2020, assuming dividends distributed during this period were reinvested in additional shares of the Company’s stock on the ex-dividend date.
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
Additionally, during the year ended December 31, 2020, the Company granted the Chief Executive Officer (“CEO”) 302,795 performance-based restricted stock units granted under the LTIP which represent the number of shares of common stock that may be issued based on the achievement of targeted performance levels related to pre-established relative total shareholder return goals and annually determined operational goals over a three year period. This award was scheduled to cliff vest on the third anniversary of the date of the grant, subject to the participant’s continuous service with the Company through the applicable vesting date and the satisfaction of the performance criteria. These performance-based restricted stock units had the potential to be earned from 0% to 200% of target depending on actual results. Upon vesting of this award, the Company would issue authorized and previously unissued shares of the Company’s common stock to the recipient. The 151,398 operational performance-based restricted stock units were valued based on the Company’s closing stock price at the trading day before the date of the grant and had a weighted average grant date fair value of $6.36. For the awards with operational performance conditions, the Company reassessed at each reporting date whether achievement of each of the performance conditions was probable and adjusted the accrual of stock-based compensation expense as needed. The 151,397 relative total shareholder return performance-based restricted stock units were valued relative to the stock price performance of a comparator group and had a weighted average grant date fair value of $8.53 based on a Monte Carlo simulation. The Monte Carlo simulation incorporated the assumptions as presented in the following table:

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

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
During the first quarter of 2021, the 302,795 performance-based restricted stock units granted under the LTIP were voluntarily forfeited by the CEO in conjunction with an amendment to his employment agreement and the shares were cancelled and allocated back to the LTIP for future issuance. The amendment also included an amendment to the participant’s time-based restricted stock granted under the MIP, such that the ratable vesting initially scheduled to occur on the second and third anniversaries of the award shall instead both occur on the second anniversary of the award.

Additionally, the Company granted certain key employees performance-based cash incentive awards granted under the LTIP with a target award amount of $2,755. The cash to be awarded is based on the achievement of pre-established relative total shareholder return goals over a three-year period. These awards are scheduled to cliff vest on the third anniversary of the date of the grant, subject to the participant’s continuous service with the Company through the applicable vesting date and the satisfaction of the performance criteria. These awards have the potential to be distributed from 0% to 200% of target depending on actual performance. Upon vesting of these awards, the Company issues cash to the recipient. These awards are classified as a liability, and the Company reassesses at each reporting date the fair value of the award and adjusts the accruals of stock-based compensation expense as appropriate based on a Monte Carlo simulation. As of December 31, 2021 and 2020, the liability for these awards totaled $2,542 and $643, respectively. The performance-based cash incentive awards were valued relative to the stock price performance of a comparator group and had a weighted average grant date fair value as a percent of target dollar value of 82.45% based on a Monte Carlo simulation. The Monte Carlo simulation incorporates the assumptions as presented in the following table:

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

Restricted Stock Units

Time-Based Restricted Stock Units

Time-based restricted stock unit activity for the year ended December 31, 2021 is summarized in the following table:

Time-based restricted stock unit activity:	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested shares outstanding at December 31, 2020	367,553	$13.72
Granted	223,496	$12.03
Vested (1)	(193,854)	$16.05
Forfeited	(4,920)	$19.22
Non-vested shares outstanding at December 31, 2021	392,275	$11.54
(1) Includes 61,646 shares with deferred settlement pursuant to the award agreements.

As of December 31, 2021, there was $1,167 of unrecognized compensation cost related to non-vested time-based restricted stock units which is expected to be recognized as expense over a weighted-average period of 1.33 years.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
Performance-Based Restricted Stock Units

Relative performance-based restricted stock unit activity for the year ended December 31, 2021 based on target achievement of the performance criteria is summarized in the following table:

Relative performance-based restricted stock unit activity:	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested shares outstanding at December 31, 2020	174,203	$16.01
Granted	67,035	$16.18
Vested	—	$—
Forfeited or Cancelled	(153,016)	$9.13
Non-vested shares outstanding at December 31, 2021 (1)	88,222	$28.07
(1) During the first quarter of 2022, 46,551 shares were cancelled and allocated back to the LTIP for future issuance as the 2019 award’s performance metric was not achieved.

As of December 31, 2021, there was $803 of unrecognized compensation cost related to non-vested relative performance-based restricted stock units which is expected to be recognized as expense over a weighted-average period of 1.95 years.
Absolute performance-based restricted stock unit activity for the year ended December 31, 2021 based on target achievement of the performance criteria is summarized in the following table:

Absolute performance-based restricted stock unit activity:	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested shares outstanding at December 31, 2020	7,614	$50.60
Granted	—	$—
Vested	—	$—
Forfeited	(541)	$50.60
Non-vested shares outstanding at December 31, 2021 (1)	7,073	$50.60
(1) During the first quarter of 2022, 15,532 shares were cancelled and allocated back to the LTIP for future issuance as the 2019 award’s performance metric was not achieved.

As of December 31, 2021, there was $13 of unrecognized compensation cost related to non-vested absolute performance-based restricted stock units which is expected to be recognized as expense over a weighted-average period of 0.11 years.
Operational performance-based restricted stock unit activity for the year ended December 31, 2021 based on target achievement of the performance criteria is summarized in the following table:

Operational performance-based restricted stock unit activity:	Number of Shares	Weighted-Average Fair Value
Non-vested shares outstanding at December 31, 2020	151,398	$6.36
Granted	100,552	$12.00
Vested	—	$—
Cancelled	(151,398)	$6.36
Non-vested shares outstanding at December 31, 2021	100,552	$12.00

As of December 31, 2021, there was $386 of unrecognized compensation cost related to non-vested operational performance-based restricted stock units, based on the probability of achievement as of December 31, 2021, which is expected to be recognized as expense over a weighted-average period of 2.08 years.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
Stock Options
30-Day Volume-Weighted Average Price (“VWAP”) Stock Options
30-day VWAP stock option activity for the year ended December 31, 2021 is summarized in the following table:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2020	23,225	$60.20	6.12	$(1,134)
Exercisable at December 31, 2020	23,225	$60.20	6.12	$(1,134)
Granted	—	$—
Exercised	—	$—		$—
Forfeited or Expired	—	$—
Outstanding at December 31, 2021	23,225	$60.20	5.12	$20
Exercisable at December 31, 2021	23,225	$60.20	5.12	$20
(1) The aggregate intrinsic value of outstanding and exercisable options is calculated as the difference between the exercise price and the Company’s stock price at each reporting period end. The aggregate intrinsic value of exercised options is calculated as the difference between the exercise price and the Company’s stock price on the exercise date.

As of December 31, 2021, there was $0 of unrecognized compensation cost related to the 30-day VWAP stock options.

Performance-Based Cash Incentive Awards
Performance-based cash incentive award activity for the year ended December 31, 2021 based on target achievement of the performance criteria is summarized in the following table:

Performance-based cash incentive award activity:	Target Dollar Value	Weighted-Average Fair Value as a % of Target Dollar Value
Non-vested awards outstanding at December 31, 2020	$2,206	94.21%
Granted	927	51.73%
Vested	—	—%
Forfeited	(142)	78.45%
Non-vested awards outstanding at December 31, 2021	$2,991	162.03%

As of December 31, 2021, there was $2,092 of unrecognized compensation cost related to non-vested performance-based cash incentive awards, based on the probability of achievement as of December 31, 2021, which is expected to be recognized as expense over a weighted-average period of 1.39 years.

(21) Related Party Transactions
There were no material related party transactions for the years ended December 31, 2021 and 2020. However, during the year ended December 31, 2021,

•the Company, through a privately negotiated transaction with an underlying Contingent Revenue Obligation creditor, repurchased 7.75% of the outstanding rights of the Contingent Revenue Obligation at an aggregate purchase price of $2,091. The underlying Contingent Revenue Obligation creditor was an existing shareholder (related party) as of the repurchase date. Refer to Note 15 for additional disclosures on this acquisition-related obligation; and
•the Company repurchased at a discount certain outstanding principal borrowings made under the Term Loan Credit Facility from existing shareholders through privately negotiated transactions. Refer to Note 14 for additional disclosures on long-term debt.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

(22) Commitments and Contingencies
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
Coal royalty expense was $113,685 and $67,992 for the years ended December 31, 2021 and 2020, respectively.

Minimum royalty obligations under coal leases total $14,665, $14,418, $13,620, $12,525, $12,396, and $56,771 for 2022, 2023, 2024, 2025, 2026, and after 2026, respectively.

Other Commitments

As of December 31, 2021, the Company has obligations under certain coal purchase agreements that contain minimum quantities to be purchased in 2022 totaling an estimated $37,335. The Company also has obligations under certain coal transportation agreements that contain minimum quantities to be shipped during contract periods in 2022 and 2023 with estimated cash settlements in 2022, 2023, and 2024 which are based on estimated remaining tons to be shipped, totaling $2,527, $105,750, and $87,825, respectively. The Company also has obligations under certain equipment purchase agreements that contain minimum quantities to be purchased in 2022 totaling $18,497. Additionally, the Company has diesel fuel purchase commitments totaling $25,490 in 2022.

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
Refer to Note 3 for disclosures on the Cumberland Back-to-Back Coal Supply Agreements.
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

As of December 31, 2021, the Company had $121,037 in letters of credit outstanding under the Second Amended and Restated Asset-Based Revolving Credit Agreement. Additionally, as of December 31, 2021, the Company had $613 in letters of credit outstanding under the Credit and Security Agreement dated June 30, 2017, and related amendments, between ANR, Inc. and First Tennessee Bank National Association. On March 31, 2021, the Amended and Restated Letter of Credit Agreement dated November 9, 2018 between ANR, Inc. and Citibank, N.A. was terminated.

As of December 31, 2021, the Company had outstanding surety bonds with a total face amount of $176,119 to secure various obligations and commitments, including $30 attributable to discontinued operations. To secure the Company’s reclamation-related obligations, the Company currently has $36,792 of collateral in the form of restricted cash, restricted investments, and deposits and $15,548 of letters of credit outstanding supporting these obligations as of December 31, 2021.

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

Amounts included in restricted cash represent cash deposits primarily invested in interest-bearing accounts that are restricted as to withdrawal as required by certain agreements entered into by the Company and provide collateral to secure the following obligations which have been written on the Company’s behalf:

	December 31, 2021	December 31, 2020
Workers’ compensation and black lung obligations	$70,637	$69,725
Reclamation-related obligations	10,449	8,445
Financial payments and other performance obligations	8,340	17,863
Contingent Revenue Obligation escrow	11,977	9,311
Total restricted cash	101,403	105,344
Less current portion (1)	(11,977)	(9,311)
Restricted cash, net of current portion	$89,426	$96,033
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

Restricted investments consist of FDIC insured certificates of deposit, mutual funds, and U.S. treasury bills that are restricted as to withdrawal as required by certain agreements entered into by the Company and provide collateral to secure the following obligations which have been written on the Company’s behalf:

	December 31, 2021	December 31, 2020
Workers’ compensation obligations	$210	$51
Reclamation-related obligations	26,225	22,233
Financial payments and other performance obligations	2,008	1,484
Total restricted investments (1), (2)	$28,443	$23,768
(1) Included within Other non-current assets on the Company’s Consolidated Balance Sheets.
(2) As of December 31, 2021 and 2020, respectively, $28,443 and $22,498 are classified as trading securities and $0 and $1,270 are classified as held-to-maturity securities.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

Deposits represent cash deposits held at third parties as required by certain agreements entered into by the Company to provide cash collateral to secure the following obligations which have been written on the Company’s behalf:

	December 31, 2021	December 31, 2020
Reclamation-related obligations	$118	$25,633
Financial payments and other performance obligations	403	1,596
Other operating agreements	873	1,018
Total deposits (1)	$1,394	$28,247
(1) Included within Prepaid expenses and other current assets and other non-current assets on the Company’s Consolidated Balance Sheets.

DCMWC Reauthorization Process

In July 2019, the U.S. Department of Labor (Division of Coal Mine Workers’ Compensation or “DCMWC”) began implementing a new authorization process for all self-insured coal mine operators. As requested by the DCMWC, the Company filed an application and supporting documentation for reauthorization to self-insure certain of its black lung obligations in October 2019. As a result of this application, the DCMWC notified the Company in a letter dated February 21, 2020 that the Company was reauthorized to self-insure certain of its black lung obligations for a period of one-year from February 21, 2020. The DCMWC reauthorization is contingent, however, upon the Company’s providing collateral of $65,700 to secure certain of its black lung obligations. This proposed collateral requirement is an increase from the approximate $2,600 in collateral that the Company currently provides to secure these self-insured black lung obligations. The reauthorization process provided the Company with the right to appeal the security determination in writing within 30 days of the date of the notification, which appeal period the DCMWC agreed to extend to May 22, 2020. The Company exercised this right of appeal in connection with the substantial increase in the amount of required collateral. In February 2021, the U.S. Department of Labor (“DOL”) withdrew its Federal Register notice seeking comments on its bulletin describing its new method of calculating collateral requirements. The Department removed the bulletin from its website in May 2021. On February 10, 2022, a telephone conference was held with DCMWC and DOL decision makers wherein the Company presented facts and arguments in support of its appeal. No ruling has been made on the appeal, but during the call the Company indicated that it would be willing to allocate an additional $10,000 in collateral. If the Company’s appeal is unsuccessful, the Company may be required to provide additional letters of credit to receive the self-insurance reauthorization from the DCMWC or alternatively insure these black lung obligations through a third party provider that would likely also require the Company to provide additional collateral. Either of these outcomes could potentially reduce the Company’s liquidity.

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

(23) Concentration of Credit Risk and Major Customers

The Company markets produced, processed, and purchased coal to customers in the United States and in international markets, primarily India, China, and Brazil. The following table presents additional information on our total revenues and top customers:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	Year Ended December 31,
	2021	2020
Total revenue	$2,258,586	$1,416,187
Top customer as % of total revenue	13%	16%
Top 10 customers as % of total revenue	64%	63%
Number of customers exceeding 10% of total revenue	2	2
Number of customers exceeding 10% of total trade accounts receivable, net	3	3
Domestic revenue as % of coal revenue	24%	36%
Export revenue as % of coal revenue	76%	64%
Countries with export revenue exceeding 10% of total revenue	India, China, Brazil	India, Brazil
Met coal as % of coal sales volume	83%	80%
Thermal coal as % of coal sales volume	17%	20%

(24) Segment Information
The Company extracts, processes and markets met and thermal coal from deep and surface mines for sale to steel and coke producers, industrial customers, and electric utilities. The Company conducts mining operations only in the United States with mines in Central Appalachia. The Company has one reportable segment: Met, which consists of five active mines and two preparation plants in Virginia, fourteen active mines and five preparation plants in West Virginia, as well as expenses associated with certain idled/closed mines. As of December 31, 2020, the Company had two reportable segments: CAPP - Met and CAPP - Thermal. As a result of the Company’s continued strategic focus on the production of metallurgical coal and the reduction of thermal mining operations, the Company re-evaluated its previous conclusions with respect to its segment reporting during the first quarter of 2021. To conform to the current period reportable segments presentation, the prior periods have been restated to reflect the change in reportable segments.
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
Segment operating results and capital expenditures from continuing operations for the year ended December 31, 2021 were as follows:

	Year Ended December 31, 2021
	Met	All Other	Consolidated
Total revenues	$2,176,080	$82,506	$2,258,586
Depreciation, depletion, and amortization	$99,963	$10,084	$110,047
Amortization of acquired intangibles, net	$13,671	$(427)	$13,244
Adjusted EBITDA	$567,270	$(34,447)	$532,823
Capital expenditures	$79,185	$4,115	$83,300

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
Segment operating results and capital expenditures from continuing operations for the year ended December 31, 2020 were as follows:

	Year Ended December 31, 2020
	Met	All Other	Consolidated
Total revenues	$1,264,496	$151,691	$1,416,187
Depreciation, depletion, and amortization	$124,060	$15,825	$139,885
Amortization of acquired intangibles, net	$12,889	$(3,675)	$9,214
Adjusted EBITDA	$120,281	$(36,880)	$83,401
Capital expenditures	$111,745	$7,834	$119,579

The following table presents a reconciliation of net income (loss) from continuing operations to Adjusted EBITDA for the year ended December 31, 2021:

	Year Ended December 31, 2021
	Met	All Other	Consolidated
Net income (loss) from continuing operations	$439,859	$(152,930)	$286,929
Interest expense	184	69,470	69,654
Interest income	(6)	(328)	(334)
Income tax expense	—	3,609	3,609
Depreciation, depletion and amortization	99,963	10,084	110,047
Non-cash stock compensation expense	28	5,287	5,315
Mark-to-market adjustment - acquisition-related obligations	—	19,525	19,525
Gain on settlement of acquisition-related obligations	—	(1,125)	(1,125)
Accretion on asset retirement obligations	13,571	12,949	26,520
Asset impairment and restructuring	—	(561)	(561)
Amortization of acquired intangibles, net	13,671	(427)	13,244
Adjusted EBITDA	$567,270	$(34,447)	$532,823

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
The following table presents a reconciliation of net loss from continuing operations to Adjusted EBITDA for the year ended December 31, 2020:

	Year Ended December 31, 2020
	Met	All Other	Consolidated
Net loss from continuing operations	$(77,519)	$(163,951)	$(241,470)
Interest expense	(2,014)	76,542	74,528
Interest income	(63)	(6,964)	(7,027)
Income tax benefit	—	(2,164)	(2,164)
Depreciation, depletion and amortization	124,060	15,825	139,885
Non-cash stock compensation expense	289	4,607	4,896
Mark-to-market adjustment - acquisition-related obligations	—	(8,750)	(8,750)
Accretion on asset retirement obligations	14,214	12,290	26,504
Asset impairment and restructuring	46,317	37,561	83,878
Management restructuring costs (1)	501	440	941
Loss on partial settlement of benefit obligations	1,607	1,359	2,966
Amortization of acquired intangibles, net	12,889	(3,675)	9,214
Adjusted EBITDA	$120,281	$(36,880)	$83,401
(1) Management restructuring costs are related to severance expense associated with senior management changes during the three months ended March 31, 2020.

No asset information has been disclosed as the CODM does not regularly review asset information by reportable segment.

(25) Subsequent Events

On March 4, 2022, the Company’s board of directors adopted a share repurchase program that permits the Company to repurchase up to an aggregate amount of $150,000 of the Company's common stock. Share repurchases may be made from time to time through open market transactions, block trades, tender offers, or otherwise. Repurchases under the program are subject to market and business conditions, levels of available liquidity, the Company’s cash needs, restrictions under agreements or obligations, legal or regulatory requirements or restrictions and other relevant factors.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of December 31, 2021. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting using the criteria set by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Our CEO, CFO, and other members of management do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our independent registered public accounting firm, RSM US LLP, has audited the effectiveness of our internal control over financial reporting, as stated in their attestation report included in this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The sections of our Proxy Statement entitled “Proposal 1 - Election of Directors,” “About our Board of Directors - Board and Its Committees,” “About our Board of Directors - Board Committees - Audit Committee,” “About our Management Team,” “Delinquent Section 16(a) Reports,” “About our Board of Directors - Code of Business Ethics” and “Stockholder Proposals for the 2023 Annual Meeting” are incorporated herein by reference.

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

Item 11. Executive Compensation

The sections of our Proxy Statement entitled “About our Board of Directors - Director Compensation - 2021 Director Compensation,” “Executive Compensation - Compensation Discussion and Analysis,” “Board Committee Reports - Compensation Committee Report,” “Executive Compensation - Compensation Discussion and Analysis - Risk Assessment of Compensation Programs,” “Executive Compensation - 2021 Summary Compensation Table,” “Executive Compensation - 2021 Grants of Plan-Based Awards,” “Executive Compensation - Outstanding Equity Awards at 2021 Fiscal Year End,” “Executive Compensation - Option Exercises and Stock Vested in 2021,” “Executive Compensation - Nonqualified Deferred Compensation,” “Executive Compensation - Potential Payments on Termination or Change in Control,” and “Pay Ratio” are incorporated herein by reference.

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

Item 14. Principal Accounting Fees and Services

The sections of our Proxy Statement entitled “Proposal 2 - Ratification of Appointment of Independent Registered Public Accounting Firm - Independent Registered Public Accounting Firm and Fees” and “Proposal 2 - Ratification of Appointment of Independent Registered Public Accounting Firm - Policy for Approval of Audit and Permitted Non-Audit Services” are incorporated herein by reference.

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

(a) Documents filed as part of this Annual Report on Form 10-K:

(1) The following financial statements are filed as part of this Annual Report on Form 10-K under Item 8-Financial Statements and Supplementary Data:

•Report of Independent Registered Public Accounting Firm
•Consolidated Statements of Operations, Years ended December 31, 2021 and 2020
•Consolidated Statements of Comprehensive Income (Loss), Years ended December 31, 2021 and 2020
•Consolidated Balance Sheets, December 31, 2021 and 2020
•Consolidated Statements of Cash Flows, Years ended December 31, 2021 and 2020
•Consolidated Statements of Stockholders’ Equity, Years ended December 31, 2021 and 2020
•Notes to Consolidated Financial Statements

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

ALPHA METALLURGICAL RESOURCES, INC.
Date: March 7, 2022	By:	/s/ Charles Andrew Eidson
	Name:	Charles Andrew Eidson
	Title:	President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

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

Signature	Date	Title

/s/ David J. Stetson	March 7, 2022	Chief Executive Officer (Principal Executive Officer)
David J. Stetson

/s/ Charles Andrew Eidson	March 7, 2022	President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Charles Andrew Eidson

/s/ Michael J. Quillen	March 7, 2022	Director
Michael J. Quillen

/s/ Kenneth S. Courtis	March 7, 2022	Director
Kenneth S. Courtis

/s/ Albert E. Ferrara, Jr.	March 7, 2022	Director
Albert E. Ferrara, Jr.

/s/ Elizabeth A. Fessenden	March 7, 2022	Director
Elizabeth A. Fessenden

/s/ Daniel D. Smith	March 7, 2022	Director
Daniel D. Smith

/s/ Scott D. Vogel	March 7, 2022	Director
Scott D. Vogel

Exhibit Index

Exhibit No.	Description of Exhibit
3.1*
Second Amended and Restated Certificate of Incorporation of Alpha Metallurgical Resources, Inc., as amended through January 22, 2021 (Incorporated by reference to Exhibit 3.1 on Form 10-Q of Alpha Metallurgical Resources, Inc. filed on November 5, 2021)

3.2	Third Amended and Restated Bylaws of Alpha Metallurgical Resources, Inc., as amended through November 4, 2021
4.1*	Specimen Certificate for shares of Common Stock (Incorporated by reference to Exhibit 4.1 on Form 10-K of Alpha Metallurgical Resources, Inc. filed on March 15, 2021)
4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1*
Form of Indemnification Agreement by and between Contura Energy, Inc. and each of its current and future directors and officers. (Incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.2*
Warrant Agreement, dated July 26, 2016, between Contura Energy, Inc., Computershare, Inc. and Computershare Trust Company, N.A. (including Form of Warrant Certificate). (Incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.3*†
Contura Energy, Inc. Management Incentive Plan, effective as of July 26, 2016. (Incorporated by reference to Exhibit 10.36 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.4*†
Amendment 1 to Contura Energy, Inc. Management Incentive Plan, dated as of January 18, 2017. (Incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.5*†
Form of Contura Energy, Inc. Option Agreement. (Incorporated by reference to Exhibit 10.38 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.6*†
Form of Contura Energy, Inc. Restricted Share Agreement. (Incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.7*†
Form of Contura Energy, Inc. Emergence Award Agreement. (Incorporated by reference to Exhibit 10.40 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.8*†
Contura Energy, Inc. Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.41 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.9*†
Contura Energy, Inc. Annual Incentive Bonus Program. (Incorporated by reference to Exhibit 10.42 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.10*	Form of Voting and Support Agreement. (Incorporated by reference to Exhibit 10.46 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on October 5, 2018)
10.11*†	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Contura Energy, Inc. filed on November 13, 2018)
10.12*†
Contura Energy, Inc. Amended and Restated Non-Employee Director Compensation Policy, dated November 17, 2020 (Incorporated by reference to Exhibit 10.43 on Form 10-K of Alpha Metallurgical Resources, Inc. filed on March 15, 2021)

10.13*†
Contura Energy, Inc. Form of Non-Employee Director Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of Contura Energy, Inc. filed on November 13, 2018)

10.14*†
Contura Energy, Inc. Form of Restricted Stock Unit Award Agreement (For Employees) (Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of Contura Energy, Inc. filed on November 13, 2018)

10.15*
Credit Agreement, dated as of June 14, 2019, by and among Contura Energy, Inc., as the Borrower, Cantor Fitzgerald Securities, as Administrative Agent and certain lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Contura Energy, Inc. filed on June 18, 2019)

10.16*†
Employment Agreement, dated as of July 29, 2019, by and between Contura Energy, Inc. and David J. Stetson (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Contura Energy, Inc. filed on July 29, 2019)

10.17*†	Form of Incentive Award Agreement (Incorporated by reference to Exhibit 10.1 on Form 10-Q of Contura Energy, Inc. filed on May 11, 2020)
10.18*†	Form of Performance Share Unit Award Agreement (Incorporated by reference to Exhibit 10.2 on Form 10-Q of Contura Energy, Inc. filed on May 11, 2020)
10.19*†	Form of Management Incentive Plan Restricted Unit Award Agreement (Incorporated by reference to Exhibit 10.3 on Form 10-Q of Contura Energy, Inc. filed on May 11, 2020)

10.20*†
Plan Document and Summary Plan Description of the Amended and Restated Contura Energy, Inc. Key Employee Separation Plan (Incorporated by reference to Exhibit 10.1 on Form 10-Q of Contura Energy, Inc. filed on November 9, 2020)

10.21*†
Amended and Restated Employment Agreement, dated as of January 26, 2021, by and between Contura Energy, Inc. and David J. Stetson (Incorporated by reference to Exhibit 10.1 on Form 8-K of Contura Energy, Inc. filed on January 29, 2021)

10.22*
Amendment, dated as of May 27, 2020, to the Credit Agreement, dated as of June 14, 2019, by and among Contura Energy, Inc., as the Borrower, Cantor Fitzgerald Securities, as Administrative Agent and certain lenders party thereto. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Alpha Metallurgical Resources, Inc. filed on May 29, 2020)

10.23 *†
Executive Officer Incentive Compensation Recoupment (Clawback) Policy (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpha Metallurgical Resources, Inc. filed on May 4, 2021)

10.24* †
Form of 2018 Long-Term Incentive Plan, as restated to give effect to Amendment No.1. (Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of Alpha Metallurgical Resources, Inc. (File No. 333-257563) filed on June 30, 2021)

10.25* †
Amendment, effective June 30, 2021, by and between Alpha Metallurgical Resources, Inc. and David J. Stetson, to the Amended and Restated Employment Agreement, dated as of January 26, 2021, between Contura Energy, Inc. (now known as Alpha Metallurgical Resources, Inc.) and David J. Stetson (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpha Metallurgical Resources, Inc. filed on July 7, 2021)

10.26*
Second Amended and Restated Asset-Based Revolving Credit Agreement, dated as of December 6, 2021, by and among Alpha Metallurgical Resources, Inc. and certain of its Subsidiaries, as borrowers, the Guarantors party thereto, Citibank, N.A. and BMO Capital Markets Corp., as joint lead arrangers and joint bookrunners, BMO Harris Bank, N.A. and Eclipse Business Capital LLC, as co-collateral agents, the other Lenders from time to time party thereto, and Citibank, N.A., as administrative agent, collateral agent, swingline lender and L/C issuer. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpha Metallurgical Resources, Inc. filed on December 10, 2021)

10.27*
Second Amended and Restated Pledge and Security Agreement, dated as of December 6, 2021, by and among Alpha Metallurgical Resources, Inc., the subsidiaries of Alpha Metallurgical Resources, Inc. that are grantors thereunder and Citibank, N.A., as collateral agent. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Alpha Metallurgical Resources, Inc. filed on December 10, 2021)

21.1	List of Subsidiaries of Alpha Metallurgical Resources, Inc.
23.1	Consent of RSM US LLP
23.2	Consent of Marshall Miller & Associates, Inc. dated March 7, 2022
31	Certifications Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32	Certifications Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosure
96.1
Technical Report Summary - Alpha Metallurgical Resources, Inc. Statement of Coal Resources and Reserves for the Aracoma Complex in Accordance with United States SEC Standards as of December 31, 2021, Central Appalachian Coal Basin, West Virginia, USA, February 2022

96.2
Technical Report Summary - Alpha Metallurgical Resources, Inc. Statement of Coal Resources and Reserves for the Kepler Complex in Accordance with United States SEC Standards as of December 31, 2021, Central Appalachian Coal Basin, West Virginia, USA, February 2022

96.3
Technical Report Summary - Alpha Metallurgical Resources, Inc. Statement of Coal Resources and Reserves for the Mid-West Virginia Surface Business Unit in Accordance with United States SEC Standards as of December 31, 2021, Central Appalachian Coal Basin, West Virginia, USA, February 2022

96.4
Technical Report Summary - Alpha Metallurgical Resources, Inc. Statement of Coal Resources and Reserves for the Mid-West Virginia Underground Complex in Accordance with United States SEC Standards as of December 31, 2021, Central Appalachian Coal Basin, West Virginia, USA, February 2022

96.5
Technical Report Summary - Alpha Metallurgical Resources, Inc. Statement of Coal Resources and Reserves for the Virginia Complex in Accordance with United States SEC Standards as of December 31, 2021, Central Appalachian Coal Basin, Virginia, USA, February 2022

101
The following financial information from Alpha Metallurgical Resources, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders’ Equity, and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________
* Previously filed.
† Management contract, compensatory plan or arrangement.