Form 10-Q
period 2022-03-31
Alpha Metallurgical Resources, Inc.
filed 2022-05-05
CIK 1704715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of April 30, 2022: 18,712,644

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements.” These statements, which involve risks and uncertainties, relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable and may also relate to our future prospects, developments and business strategies. We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should” and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements, but these terms and phrases are not the exclusive means of identifying such statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those expressed in or implied by these forward-looking statements.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•the financial performance of the company;
•our liquidity, results of operations and financial condition;
•our ability to generate sufficient cash or obtain financing to fund our business operations;
•our indebtedness and potential future indebtedness;
•depressed levels or declines in coal prices;
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
•our ability to consummate financing or refinancing transactions, and other services, and the form and degree of these services available to us, which may be significantly limited by the lending, investment and similar policies of financial institutions and insurance companies regarding carbon energy producers and the environmental impacts of coal combustion;
•our ability to obtain or renew surety bonds on acceptable terms or maintain our current bonding status;
•our ability to meet collateral requirements;
•the imposition or continuation of barriers to trade, such as tariffs;
•increased market volatility and uncertainty on worldwide markets and our customers as a result of developments in Ukraine and the consequent export controls and financial and economic sanctions;
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
•inherent risks of coal mining, including those that are beyond our control;
•changes in the ownership of our equity, which may significantly further reduce the annual amount of the net operating loss and other carryforwards available to be utilized;
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
•disruption in third-party coal supplies; and
•other factors, including the other factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections included elsewhere in this Quarterly Report on Form 10-Q and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

The factors identified above are not exhaustive. We caution readers not to place undue reliance on any forward-looking statements, which are based on information currently available to us and speak only as of the dates on which they are made. When considering these forward-looking statements, you should keep in mind the cautionary statements in this report. We do not undertake any responsibility to publicly revise these forward-looking statements to take into account events or circumstances that occur after the date of this report. Additionally, except as expressly required by federal securities laws, we do not undertake any responsibility to update you on the occurrence of any unanticipated events, which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this report.

Part I - Financial Information

Item 1. Financial Statements

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenues:
Coal revenues	$1,069,738	$385,452
Other revenues	2,226	801
Total revenues	1,071,964	386,253
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	555,317	347,428
Depreciation, depletion and amortization	28,035	28,438
Accretion on asset retirement obligations	5,954	6,648
Amortization of acquired intangibles, net	5,748	3,869
Asset impairment and restructuring	—	(561)
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	15,086	14,982
Total other operating loss (income):
Mark-to-market adjustment for acquisition-related obligations	9,361	3,176
Other income	(628)	(1,225)
Total costs and expenses	618,873	402,755
Income (loss) from operations	453,091	(16,502)
Other (expense) income:
Interest expense	(13,083)	(17,990)
Interest income	184	164
Equity loss in affiliates	(1,361)	(134)
Miscellaneous income, net	1,797	1,766
Total other expense, net	(12,463)	(16,194)
Income (loss) from continuing operations before income taxes	440,628	(32,696)
Income tax (expense) benefit	(39,624)	5
Net income (loss) from continuing operations	401,004	(32,691)
Discontinued operations:
Loss from discontinued operations before income taxes	(146)	(237)
Income tax benefit from discontinued operations	33	—
Loss from discontinued operations	(113)	(237)
Net income (loss)	$400,891	$(32,928)

Basic income (loss) per common share:
Income (loss) from continuing operations	$21.59	$(1.78)
Loss from discontinued operations	(0.01)	(0.01)
Net income (loss)	$21.58	$(1.79)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$20.52	$(1.78)

Loss from discontinued operations	—	(0.01)
Net income (loss)	$20.52	$(1.79)

Weighted average shares – basic	18,574,026	18,361,444
Weighted average shares – diluted	19,540,642	18,361,444

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$400,891	$(32,928)
Other comprehensive income, net of tax:
Employee benefit plans:
Amortization of and adjustments to employee benefit costs	$775	$1,484
Income tax expense	—	—
Total other comprehensive income, net of tax	$775	$1,484
Total comprehensive income (loss)	$401,666	$(31,444)
Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$159,455	$81,211
Trade accounts receivable, net of allowance for doubtful accounts of $519 and $393 as of March 31, 2022 and December 31, 2021, respectively	636,152	489,241
Inventories, net	161,753	129,382
Prepaid expenses and other current assets	57,144	47,690
Current assets - discontinued operations	69	462
Total current assets	1,014,573	747,986
Property, plant, and equipment, net of accumulated depreciation and amortization of $462,920 and $443,856 as of March 31, 2022 and December 31, 2021, respectively	369,449	362,218
Owned and leased mineral rights, net of accumulated depletion and amortization of $59,894 and $52,444 as of March 31, 2022 and December 31, 2021, respectively	436,852	444,302
Other acquired intangibles, net of accumulated amortization of $39,968 and $34,221 as of March 31, 2022 and December 31, 2021, respectively	68,450	74,197
Long-term restricted cash	118,476	89,426
Other non-current assets	96,673	131,057
Non-current assets - discontinued operations	8,526	8,526
Total assets	$2,112,999	$1,857,712
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$2,434	$2,989
Trade accounts payable	109,413	90,090
Acquisition-related obligations – current	21,281	22,405
Accrued expenses and other current liabilities	223,222	174,607
Current liabilities - discontinued operations	4,576	5,838
Total current liabilities	360,926	295,929
Long-term debt	248,936	445,562
Acquisition-related obligations - long-term	28,199	19,000
Workers’ compensation and black lung obligations	204,470	208,193
Pension obligations	155,895	159,930
Asset retirement obligations	133,719	132,013
Deferred income taxes	4,993	317
Other non-current liabilities	22,624	26,176
Non-current liabilities - discontinued operations	23,390	23,683
Total liabilities	1,183,152	1,310,803
Commitments and Contingencies (Note 15)
Stockholders’ Equity
Preferred stock - par value $0.01, 5.0 million shares authorized, none issued	—	—
Common stock - par value $0.01, 50.0 million shares authorized, 21.0 million issued and 18.5 million outstanding at March 31, 2022 and 20.8 million issued and 18.4 million outstanding at December 31, 2021	210	208
Additional paid-in capital	788,281	784,743
Accumulated other comprehensive loss	(57,728)	(58,503)
Treasury stock, at cost: 2.5 million shares at March 31, 2022 and 2.4 million shares at December 31, 2021	(130,068)	(107,800)

Retained earnings (accumulated deficit)	329,152	(71,739)
Total stockholders’ equity	929,847	546,909
Total liabilities and stockholders’ equity	$2,112,999	$1,857,712

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net income (loss)	$400,891	$(32,928)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	28,035	28,438
Amortization of acquired intangibles, net	5,748	3,869
Accretion of acquisition-related obligations discount	109	371
Amortization of debt issuance costs and accretion of debt discount	3,679	3,316
Mark-to-market adjustment for acquisition-related obligations	9,361	3,176
Gain on disposal of assets	(636)	(1,258)
Asset impairment and restructuring	—	(561)
Accretion on asset retirement obligations	5,954	6,648
Employee benefit plans, net	(174)	2,147
Deferred income taxes	4,676	(6)
Stock-based compensation	1,182	2,183
Equity loss in affiliates	1,361	134
Other, net	135	826
Changes in operating assets and liabilities	(124,196)	(35,470)
Net cash provided by (used in) operating activities	336,125	(19,115)
Investing activities:
Capital expenditures	(28,146)	(20,395)
Proceeds on disposal of assets	917	2,652
Purchases of investment securities	(50)	(12,959)
Maturity of investment securities	28,438	1,376
Capital contributions to equity affiliates	(3,468)	(441)
Other, net	(1,243)	18
Net cash used in investing activities	(3,552)	(29,749)
Financing activities:
Principal repayments of long-term debt	(200,461)	(5,223)
Principal repayments of financing lease obligations	(543)	(501)
Common stock repurchases and related expenses	(21,844)	(680)
Proceeds from exercise of stock options	891	—
Proceeds from exercise of warrants	2,257	—
Net cash used in financing activities	(219,700)	(6,404)
Net increase (decrease) in cash and cash equivalents and restricted cash	112,873	(55,268)
Cash and cash equivalents and restricted cash at beginning of period	182,614	244,571
Cash and cash equivalents and restricted cash at end of period	$295,487	$189,303
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	As of March 31,
	2022	2021
Cash and cash equivalents	$159,455	$92,236
Short-term restricted cash (included in prepaid expenses and other current assets)	17,556	11,427
Long-term restricted cash	118,476	85,640
Total cash and cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$295,487	$189,303

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	(Accumulated Deficit) Retained Earnings	Total Stockholders’ Equity
Balances, December 31, 2020	$206	$779,424	$(111,985)	$(107,014)	$(360,529)	$200,102
Net loss	—	—	—	—	(32,928)	(32,928)
Other comprehensive income, net	—	—	1,484	—	—	1,484
Stock-based compensation and issuance of common stock for share vesting	1	2,182	—	—	—	2,183
Common stock repurchases and related expenses	—	—	—	(680)	—	(680)
Balances, March 31, 2021	$207	$781,606	$(110,501)	$(107,694)	$(393,457)	$170,161

Balances, December 31, 2021	$208	$784,743	$(58,503)	$(107,800)	$(71,739)	$546,909
Net income	—	—	—	—	400,891	400,891
Other comprehensive income, net	—	—	775	—	—	775
Stock-based compensation, issuance of common stock for share vesting, and common stock reissuances	1	(391)	—	1,572	—	1,182
Exercise of stock options	—	891	—	—	—	891
Warrants exercises	1	3,038	—	—	—	3,039
Common stock repurchases and related expenses	—	—	—	(23,840)	—	(23,840)
Balances, March 31, 2022	$210	$788,281	$(57,728)	$(130,068)	$329,152	$929,847
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

Basis of Presentation

Together, the condensed consolidated statements of operations, comprehensive income (loss), balance sheets, cash flows and stockholders’ equity for the Company are referred to as the “Condensed Consolidated Financial Statements.” The Condensed Consolidated Financial Statements are also referenced across periods as “Condensed Consolidated Statements of Operations,” “Condensed Consolidated Statements of Comprehensive Income (Loss),” “Condensed Consolidated Balance Sheets,” “Condensed Consolidated Statements of Cash Flows,” and “Condensed Consolidated Statements of Stockholders’ Equity.” The Company’s former Northern Appalachia (“NAPP”) operations results of operations and financial position are reported as discontinued operations in the Condensed Consolidated Financial Statements. Refer to Note 2 for further information on discontinued operations.
The Condensed Consolidated Financial Statements include all wholly-owned subsidiaries’ results of operations for the three months ended March 31, 2022 and 2021. All significant intercompany transactions have been eliminated in consolidation.

The accompanying interim Condensed Consolidated Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP as long as the financial statements are not misleading. In the opinion of management, these interim Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or any other period. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Reclassifications

Certain amounts in the prior year Condensed Consolidated Statements of Cash Flows have been reclassified to conform to the current year presentation.
COVID-19 Pandemic

In the first quarter of 2020, the COVID-19 virus was declared a pandemic by the World Health Organization. The COVID-19 pandemic has had negative impacts on the Company’s business, results of operations, financial condition and cash flows. The Company experienced an increase in employee absences due to COVID-19. Indirectly, through some of the Company’s third-party vendors, the Company and the Company’s customers have experienced some supply chain disruptions due to the COVID-19 pandemic. The full extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on certain developments, including the duration of the virus, its impact on the Company’s customers and suppliers, and the range of governmental and community reactions to the pandemic, which cannot be fully predicted. Health and safety are core values of the Company and are the foundation for how the Company manages every aspect of its business. The Company continues to monitor developments closely and adjust as necessary, including with respect to the Company’s implemented policies, procedures, and prevention measures to protect the safety and health of its employees.

Recently Adopted Accounting Guidance

Financial Instruments: In March 2022, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
Vintage Disclosures (“ASU 2022-02”). This update eliminates the troubled debt restructuring model for creditors that have adopted Topic 326. All loan modifications will now be accounted for under general loan modification guidance and, on a prospective basis, entities will be subject to new disclosure requirements covering modifications of receivables to borrowers experiencing financial difficulty. In addition, entities will be required to prospectively disclose current-period gross write-off information by year of origination. The amendments are effective for fiscal years beginning after December 15, 2022, with early application permitted. The Company adopted ASU 2022-02 during the first quarter of 2022. The adoption of this ASU did not have a material impact on the Company’s Condensed Consolidated Financial Statements and related disclosures.

(2) Discontinued Operations

Discontinued operations consist of activity related to the Company’s former NAPP operations.

Major Financial Statement Components of Discontinued Operations

The loss from discontinued operations before income taxes for the three months ended March 31, 2022 and 2021 was $146 and $237, respectively. Refer to the Condensed Consolidated Statements of Operations and Note 5 for loss per share information related to discontinued operations.

The major components of assets and liabilities that are classified as discontinued operations in the Condensed Consolidated Balance Sheets are as follows:

	March 31, 2022	December 31, 2021
Assets:
Prepaid expenses and other current assets	$69	$462
Other non-current assets (1)	$8,526	$8,526

Liabilities:
Trade accounts payable, accrued expenses and other current liabilities	$4,576	$5,838
Workers’ compensation and black lung obligations, non-current	$23,390	$23,683
(1) Comprised of workers’ compensation insurance receivable and long-term restricted investments collateralizing workers’ compensation obligations.

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

	Three Months Ended March 31, 2022
	Met Coal	Thermal Coal	Total
Export coal revenues	$888,006	$6,519	$894,525
Domestic coal revenues	159,987	15,226	175,213
Total coal revenues	$1,047,993	$21,745	$1,069,738

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended March 31, 2021
	Met Coal	Thermal Coal	Total
Export coal revenues	$242,752	$1,031	$243,783
Domestic coal revenues	100,242	41,427	141,669
Total coal revenues	$342,994	$42,458	$385,452

Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied as of March 31, 2022:

	Remainder of 2022	2023	2024	2025	2026	Total
Estimated coal revenues	$41,980	$32,919	$37,250	$—	$—	$112,149

(4) Accumulated Other Comprehensive Loss
The following tables summarize the changes to accumulated other comprehensive loss during the three months ended March 31, 2022 and 2021:

	Balance January 1, 2022	Other comprehensive income (loss) before reclassifications	Amounts reclassified from accumulated other comprehensive loss	Balance March 31, 2022
Employee benefit costs	$(58,503)	$—	$775	$(57,728)

	Balance January 1, 2021	Other comprehensive income (loss) before reclassifications	Amounts reclassified from accumulated other comprehensive loss	Balance March 31, 2021
Employee benefit costs	$(111,985)	$—	$1,484	$(110,501)

The following table summarizes the amounts reclassified from accumulated other comprehensive loss and the Condensed Consolidated Statements of Operations line items affected by the reclassification during the three months ended March 31, 2022 and 2021:

Details about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss		Affected line item in the Condensed Consolidated Statements of Operations
	Three Months Ended March 31,
	2022	2021
Employee benefit costs:
Amortization of net actuarial loss (1)	$784	$1,484	Miscellaneous income, net
Settlement (1)	(9)	—	Miscellaneous income, net
Total before income tax	$775	$1,484
Income tax	—	—	Income tax (expense) benefit
Total, net of income tax	$775	$1,484
(1) These accumulated other comprehensive loss components are included in the computation of net periodic benefit costs for certain employee benefit plans. Refer to Note 13.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
(5) Net Income (Loss) Per Share
The number of shares used to calculate basic net income (loss) per common share is based on the weighted average number of the Company’s outstanding common shares during the respective period. The number of shares used to calculate diluted net income (loss) per common share is based on the number of common shares used to calculate basic net income (loss) per common share plus the dilutive effect of stock options and other stock-based instruments held by the Company’s employees and directors during the period, and the Company’s outstanding Series A warrants. The dilutive effect of outstanding stock-based instruments is determined by application of the treasury stock method. The warrants become dilutive for diluted net income (loss) per common share calculations when the market price of the Company’s common stock exceeds the exercise price. As discussed below, dilutive securities are not included in the computation of diluted net loss per common share for the three months ended March 31, 2021 as the impact would be anti-dilutive.

For the three months ended March 31, 2022 and 2021, 0 and 954,248 warrants, stock options, and other stock-based instruments, respectively, were excluded from the computation of dilutive net income (loss) per common share because they would have been anti-dilutive. When applying the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share are higher than the Company’s average stock price during an applicable period.

Anti-dilution also occurs in periods of a net loss, and the dilutive impact of all share-based compensation awards are excluded. For the three months ended March 31, 2021 the weighted average share impact of stock options and other stock-based instruments that were excluded from the calculation of diluted shares due to the Company incurring a net loss for the period was 323,236.

The following table presents the net income (loss) per common share for the three months ended March 31, 2022 and 2021:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended March 31,
	2022	2021
Net income (loss)
Income (loss) from continuing operations	$401,004	$(32,691)
Loss from discontinued operations	(113)	(237)
Net income (loss)	$400,891	$(32,928)

Basic
Weighted average common shares outstanding - basic	18,574,026	18,361,444

Basic income (loss) per common share:
Income (loss) from continuing operations	$21.59	$(1.78)
Loss from discontinued operations	(0.01)	(0.01)
Net income (loss)	$21.58	$(1.79)

Diluted
Weighted average common shares outstanding - basic	18,574,026	18,361,444
Diluted effect of warrants	443,273	—
Diluted effect of stock options	7,119	—
Diluted effect of other stock-based instruments	516,224	—
Weighted average common shares outstanding - diluted	19,540,642	18,361,444

Diluted income (loss) per common share:
Income (loss) from continuing operations	$20.52	$(1.78)
Loss from discontinued operations	—	(0.01)
Net income (loss)	$20.52	$(1.79)

(6) Inventories, net
Inventories, net consisted of the following:

	March 31, 2022	December 31, 2021
Raw coal	$29,637	$20,347
Saleable coal	99,040	81,240
Materials, supplies and other, net	33,076	27,795
Total inventories, net	$161,753	$129,382

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
(7) Capital Stock

Share Repurchase Program

On March 4, 2022, the Company’s board of directors adopted a share repurchase program that permits the Company to repurchase up to an aggregate amount of $150,000 of the Company's common stock. Share repurchases may be made from time to time through open market transactions, block trades, tender offers, or otherwise, and has no expiration date. The share repurchase program does not obligate the Company to acquire any particular amount of common stock or to acquire shares on any particular timetable, and the program may be suspended at any time at the Company’s discretion. Repurchases under the program are subject to market and business conditions, levels of available liquidity, the Company’s cash needs, restrictions under agreements or obligations, legal or regulatory requirements or restrictions and other relevant factors. As of March 31, 2022, the Company had repurchased an aggregate of 133,501 shares under the plan for an aggregate purchase price of approximately $16,547 (comprised of $16,543 of share repurchases and $4 of related fees).

Refer to Note 17 for subsequent event disclosures related to the Company’s share repurchase program.

Warrants

On July 26, 2016, the Company issued 810,811 warrants, which are classified as equity instruments. Pursuant to the underlying warrants agreement, the warrants are exercisable for cash or on a cashless basis at any time until July 26, 2023, and no fractional shares shall be issued upon warrant exercises. As of March 31, 2022 and March 31, 2021, the exercise price was $46.911 per share and the warrant share number was equal to 1.15.

As of March 31, 2022, 744,845 warrants remained outstanding, with a total of 856,572 shares underlying the un-exercised warrants. For the three months ended March 31, 2022, the Company issued 64,861 shares of common stock resulting from exercises of its warrants and, pursuant to the terms of the underlying warrants agreement, withheld 91 of the issued shares in satisfaction of the warrant exercise price and in lieu of fractional shares, which were subsequently reclassified as treasury stock. As of March 31, 2021, 801,370 warrants remained outstanding, with a total of 921,576 shares underlying the un-exercised warrants. For the three months ended March 31, 2021, there were no warrants exercises.

Dividend Program

Refer to Note 17 for subsequent event disclosures related to the Company’s dividend program announcement.

(8) Long-Term Debt
Long-term debt consisted of the following:

	March 31, 2022	December 31, 2021
Term Loan Credit Facility - due June 2024	$249,435	$449,435
Other (1)	5,029	5,311
Debt discount and issuance costs	(3,094)	(6,195)
Total long-term debt	$251,370	$448,551
Less current portion	(2,434)	(2,989)
Long-term debt, net of current portion	$248,936	$445,562
(1) Includes financing leases.

Term Loan Credit Facility - due June 2024
As of March 31, 2022, the borrowings made under the senior secured term loan facility under the Company’s Credit Agreement with a maturity date of June 14, 2024 (the “Term Loan Credit Facility”) were comprised of Eurocurrency Rate Loans (as defined therein) with an interest rate of 10.00%, calculated as the Eurocurrency rate during the period plus an applicable rate of 8.00%. As of March 31, 2022 and December 31, 2021, the carrying value of the Term Loan Credit Facility was $246,341 and $443,241, respectively, all of which was classified as long-term within the Condensed Consolidated Balance Sheets.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

During the first quarter of 2022, the Company made a voluntary prepayment of $200,000 of outstanding principal borrowings under the Term Loan Credit facility. As a result of the prepayments in the prior year and current period, no further amortization payments under the Term Loan Credit Facility are required prior to maturity. Additionally, refer to Note 17 for related subsequent event disclosures.

All obligations under the Term Loan Credit Facility are guaranteed by substantially all of Alpha’s direct and indirect subsidiaries. Certain obligations under the Term Loan Facility are secured by a senior lien, subject to certain exceptions (including the ABL Priority Collateral described below), by substantially all of Alpha’s assets and the assets of Alpha’s subsidiary guarantors (“Term Loan Priority Collateral”), in each case subject to exceptions. The obligations under the Term Loan Credit Facility are also secured by a junior lien, again subject to certain exceptions, against the ABL Priority Collateral. The Term Loan Facility contains negative and affirmative covenants including certain financial covenants that are more flexible than the covenants in the Second Amended and Restated Credit Agreement dated December 6, 2021. The Company was in compliance with all covenants under this agreement as of March 31, 2022.

Second Amended and Restated Asset-Based Revolving Credit Agreement

The Second Amended and Restated Asset-Based Revolving Credit Agreement (“ABL Agreement”) includes a senior secured asset-based revolving credit facility (the “ABL Facility”). Under the ABL Facility, the Company may borrow cash or obtain letters of credit, on a revolving basis, in an aggregate amount of up to $155,000, of which no more than $150,000 may represent outstanding letters of credit ($125,000 on a committed basis and another $25,000 on an uncommitted cash collateralized basis) with any borrowings having a maturity date of December 6, 2024. As of March 31, 2022 and December 31, 2021, there were no outstanding borrowings under the ABL Facility. As of March 31, 2022 and December 31, 2021, the Company had $121,037 letters of credit outstanding under the ABL Facility.

The ABL Agreement provides that a specified percentage of billed and unbilled receivables and raw and clean inventory meeting certain criteria are eligible to be counted for purposes of collateralizing the amount of financing available, subject to certain terms and conditions. Availability under the ABL Facility is calculated on a monthly basis and fluctuates based on qualifying amounts of coal inventory and trade accounts receivable (the “Borrowing Base”) and the facility's covenant limitations related to the Fixed Charge Coverage Ratio (as defined in therein). In accordance with terms of the ABL Facility, the Company may be required to collateralize the ABL Facility to the extent outstanding borrowings and letters of credit under the ABL Facility exceed the Borrowing Base after considering covenant limitations.

The ABL Facility is guaranteed by substantially all of Alpha’s direct and indirect subsidiaries (together with Alpha, the “Loan Parties”) and secured by all or substantially all assets of the Loan Parties, including equity in Alpha’s direct domestic subsidiaries, as collateral for the obligations under the ABL Facility. The ABL Facility has a first lien on ABL priority collateral and a second lien on Term Loan Priority Collateral. The ABL Agreement, as amended, and related documents contain negative and affirmative covenants including certain financial covenants. The Company is in compliance with all covenants under these agreements as of March 31, 2022.

(9) Acquisition-Related Obligations
Acquisition-related obligations consisted of the following:

	March 31, 2022	December 31, 2021
Contingent Revenue Obligation	$44,366	$35,005
Environmental Settlement Obligations	5,238	6,633
Discount	(124)	(233)
Total acquisition-related obligations	$49,480	$41,405
Less current portion	(21,281)	(22,405)
Acquisition-related obligations, net of current portion	$28,199	$19,000

Contingent Revenue Obligation

As of March 31, 2022 and December 31, 2021, the carrying value of the Contingent Revenue Obligation was $44,366 and $35,005, with $16,166 and $16,005 classified as current, respectively, classified as an acquisition-related obligation in the

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
Condensed Consolidated Balance Sheets. Refer to Note 11 for further disclosures related to the fair value assignment and methods used.

(10) Asset Retirement Obligations

The following table summarizes the changes in asset retirement obligations for the three months ended March 31, 2022:

Total asset retirement obligations at December 31, 2021	$164,172
Accretion for the period	5,954
Revisions in estimated cash flows	(337)
Expenditures for the period	(3,695)
Total asset retirement obligations at March 31, 2022	166,094
Less current portion (1)	(32,375)
Long-term portion	$133,719
(1) Included within Accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheets.

(11) Fair Value of Financial Instruments and Fair Value Measurements
The estimated fair values of financial instruments are determined based on relevant market information. These estimates involve uncertainty and cannot be determined with precision.
The carrying amounts for cash and cash equivalents, trade accounts receivable, net, prepaid expenses and other current assets, short-term and long-term restricted cash, short-term and long-term deposits, trade accounts payable, and accrued expenses and other current liabilities approximate fair value as of March 31, 2022 and December 31, 2021 due to the short maturity of these instruments.
The following tables set forth by level, within the fair value hierarchy, the Company’s long-term debt at fair value as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term Loan Credit Facility - due June 2024	$246,341	$249,955	$—	$249,955	$—
Total long-term debt	$246,341	$249,955	$—	$249,955	$—

	December 31, 2021
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term Loan Credit Facility - due June 2024	$443,241	$447,561	$—	$447,561	$—
Total long-term debt	$443,241	$447,561	$—	$447,561	$—
(1) Net of debt discounts and debt issuance costs.

The following tables set forth by level, within the fair value hierarchy, the Company’s acquisition-related obligations at fair value as of March 31, 2022 and December 31, 2021:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	March 31, 2022
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Environmental Settlement Obligations	$5,114	$5,046	$—	$—	$5,046
Total acquisition-related obligations	$5,114	$5,046	$—	$—	$5,046

	December 31, 2021
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Environmental Settlement Obligations	$6,400	$6,270	$—	$—	$6,270
Total acquisition-related obligations	$6,400	$6,270	$—	$—	$6,270
(1) Net of discounts.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial and non-financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2022 and December 31, 2021. Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the determination of fair value for assets and liabilities and their placement within the fair value hierarchy levels.

	March 31, 2022
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent Revenue Obligation	$44,366	$—	$—	$44,366
Trading securities	$50	$—	$50	$—

	December 31, 2021
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent Revenue Obligation	$35,005	$—	$—	$35,005
Trading securities	$28,443	$27,075	$1,368	$—

The following tables present a reconciliation of the financial and non-financial assets and liabilities that were accounted for at fair value on a recurring basis and that were categorized within Level 3 of the fair value hierarchy:

	December 31, 2021	Payments	Loss (Gain) Recognized in Earnings (1)	Transfer In (Out) of Level 3 Fair Value Hierarchy	March 31, 2022
Contingent Revenue Obligation	$35,005	$—	$9,361	$—	$44,366
(1) The loss recognized in earnings resulted primarily from an increase in forecasted future revenue as of March 31, 2022.

	December 31, 2020	Payments	Loss (Gain) Recognized in Earnings (1)	Transfer In (Out) of Level 3 Fair Value Hierarchy	March 31, 2021
Contingent Revenue Obligation	$28,967	$—	$3,176	$—	$32,143
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

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the tables above:
Level 1 Fair Value Measurements
Trading Securities - Typically includes money market funds and other cash equivalents. The fair value is based on observable market data.

Level 2 Fair Value Measurements
Term Loan Credit Facility - due June 2024 - The fair value is based on the average between bid and ask prices provided by a third-party. As the fair value is based on observable market inputs and due to limited trading volume in the Term Loan Credit Facility, the Company has classified the fair value within Level 2 of the fair value hierarchy.

Trading Securities - Typically includes certificates of deposit, mutual funds, corporate debt securities and U.S. treasury and agency securities. The fair values of the Company’s trading securities are obtained from a third-party pricing service provider. The fair values provided by the pricing service provider are based on observable market inputs including credit spreads and broker-dealer quotes, among other inputs. The Company classifies the prices obtained from the pricing services within Level 2 of the fair value hierarchy because the underlying inputs are directly observable from active markets. However, the pricing models used entail a certain amount of subjectivity and therefore differing judgments in how the underlying inputs are modeled could result in different estimates of fair value.

Level 3 Fair Value Measurements

Environmental Settlement Obligations - Observable transactions are not available to aid in determining the fair value of these items. Therefore, the fair value was derived by using the expected present value approach in which estimated cash flows are discounted using a risk-free interest rate adjusted for credit risk (discount rates of approximately 12% and 13% as of March 31, 2022 and December 31, 2021, respectively).

Contingent Revenue Obligation - The fair value of the contingent revenue obligation was estimated using a Black-Scholes pricing model and is marked to market at each reporting period with changes in value reflected in earnings. The inputs included in the Black-Scholes pricing model are the Company's forecasted future revenue, the stated royalty rate, the remaining periods in the obligation, annual risk-free interest rate based on the U.S. Constant Maturity Treasury Curve and annualized volatility. The annualized volatility was calculated by observing volatilities for comparable companies with adjustments for the Company's size and leverage. The range of significant unobservable inputs used to value the Contingent Revenue Obligation as of March 31, 2022 and December 31, 2021, are set forth in the following table:

	March 31, 2022	December 31, 2021
Forecasted future revenue	$1.5 - $3.1 billion	$1.5 - $2.0 billion
Stated royalty rate	1.0% - 1.5%	1.0% - 1.5%
Annualized volatility	20.7% - 39.3% (37.0%)	18.4% - 39.3% (29.9%)

(12) Income Taxes

For the three months ended March 31, 2022, the Company recorded income tax expense of $39,624 on income from continuing operations before income taxes of $440,628. The income tax expense differs from the expected statutory amount primarily due to the decrease in the valuation allowance and the permanent impact of percentage depletion and foreign-derived intangible income deductions, partially offset by the impact of state income taxes, net of federal impact. For the three months ended March 31, 2021, the Company recorded income tax benefit of $5 on a loss from continuing operations before income taxes of $32,696. The income tax benefit differs from the expected statutory amount primarily due to the increase in the valuation allowance, partially offset by the permanent impact of percentage depletion deductions and the impact of state income taxes, net of federal tax impact.

As a result of generating income before income taxes during the three months ended March 31, 2022, the Company recorded a decrease of $23,453 to its deferred tax asset valuation allowance recorded as of December 31, 2021. The decrease in

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
the valuation allowance results in part from a decrease in deferred tax assets since the prior reporting date of December 31, 2021. The Company currently is relying primarily on the reversal of taxable temporary differences, along with consideration of taxable income via carryback to prior years and tax planning strategies, to support the realization of deferred tax assets. For each reporting period, the Company updates its assessment regarding the realizability of its deferred tax assets, including scheduling the reversal of its deferred tax assets and liabilities, to determine the amount of valuation allowance needed. Scheduling the reversal of deferred tax asset and liability balances requires judgment and estimation. The Company believes the deferred tax liabilities relied upon as future taxable income in its assessment will reverse in the same period and jurisdiction and are of the same character as the temporary differences giving rise to the deferred tax assets that will be realized. The valuation allowance recorded represents the portion of deferred tax assets for which the Company is unable to support realization through the methods described above.

As of March 31, 2022, the Company has recorded a current federal and state income taxes payable of $38,249, classified as Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

(13) Employee Benefit Plans
The components of net periodic benefit (credit) cost other than the service cost component for black lung are included in the line item miscellaneous income, net in the Condensed Consolidated Statements of Operations.
Pension

The following table details the components of the net periodic benefit credit for pension obligations:

	Three Months Ended March 31,
	2022	2021
Interest cost	$3,984	$3,422
Expected return on plan assets	(7,185)	(7,247)
Amortization of net actuarial loss	484	875
Net periodic benefit credit	$(2,717)	$(2,950)

Black Lung

The following table details the components of the net periodic benefit cost for black lung obligations:

	Three Months Ended March 31,
	2022	2021
Service cost	$654	$739
Interest cost	665	607
Expected return on plan assets	(13)	(14)
Amortization of net actuarial loss	209	522
Net periodic benefit cost	$1,515	$1,854

(14) Related Party Transactions
There were no material related party transactions for the three months ended March 31, 2022 or 2021.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
(15) Commitments and Contingencies
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

Coal royalty expense was $57,343 and $18,758 for the three months ended March 31, 2022 and 2021, respectively.

Other Commitments

As of March 31, 2022, the Company has obligations under certain coal purchase agreements that contain minimum quantities to be purchased in the remainder of 2022 totaling an estimated $71,226.

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
As of March 31, 2022, per terms of the Cumberland Back-to-Back Coal Supply Agreements, the Company is required to purchase and sell 1,600 tons of coal in the remainder of 2022 totaling $61,853. For the three months ended March 31, 2022 and 2021, the Company purchased and sold 419 and 700 tons, respectively, totaling $16,185 and $27,066, respectively, under the Cumberland Back-to-Back Coal Supply Agreements. As of March 31, 2022, the Cumberland Back-to-Back Coal Supply Agreements are scheduled to be fully performed by December 31, 2022.
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

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
As of March 31, 2022, the Company had $121,037 letters of credit outstanding under the Second Amended and Restated Asset-Based Revolving Credit Agreement. Additionally, as of March 31, 2022, the Company had $50 in letters of credit outstanding under the Credit and Security Agreement dated June 30, 2017, and related amendments, between ANR, Inc. and First Tennessee Bank National Association.

As of March 31, 2022, the Company had outstanding surety bonds with a total face amount of $174,198 to secure various obligations and commitments. To secure the Company’s reclamation-related obligations, the Company has $36,774 of collateral in the form of restricted cash and deposits and $15,548 of letters of credit outstanding supporting these obligations as of March 31, 2022.

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

Amounts included in restricted cash provide collateral to secure the following obligations which have been written on the Company’s behalf:

	March 31, 2022	December 31, 2021
Workers’ compensation and black lung obligations	$72,252	$70,637
Reclamation-related obligations	36,665	10,449
Financial payments and other performance obligations	9,559	8,340
Contingent Revenue Obligation escrow	17,556	11,977
Total restricted cash	136,032	101,403
Less current portion (1)	(17,556)	(11,977)
Restricted cash, net of current portion	$118,476	$89,426
(1) Included within Prepaid expenses and other current assets on the Company’s Condensed Consolidated Balance Sheets.

Amounts included in restricted investments provide collateral to secure the following obligations which have been written on the Company’s behalf:

	March 31, 2022	December 31, 2021
Workers’ compensation obligations	$50	$210
Reclamation-related obligations	—	26,225
Financial payments and other performance obligations	—	2,008
Total restricted investments (1), (2)	$50	$28,443
(1) Included within Other non-current assets on the Company’s Condensed Consolidated Balance Sheets.
(2) Classified as trading securities as of March 31, 2022 and December 31, 2021.

Amounts included in deposits provide collateral to secure the following obligations which have been written on the Company’s behalf:

	March 31, 2022	December 31, 2021
Reclamation-related obligations	$109	$118
Financial payments and other performance obligations	411	403
Other operating agreements	866	873
Total deposits (1)	$1,386	$1,394
(1) Included within Prepaid expenses and other current assets and Other non-current assets on the Company’s Condensed Consolidated Balance Sheets.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

DCMWC Reauthorization Process

In July 2019, the U.S. Department of Labor (Division of Coal Mine Workers’ Compensation or “DCMWC”) began implementing a new authorization process for all self-insured coal mine operators. As requested by the DCMWC, the Company filed an application and supporting documentation for reauthorization to self-insure certain of its black lung obligations in October 2019. As a result of this application, the DCMWC notified the Company in a letter dated February 21, 2020 that the Company was reauthorized to self-insure certain of its black lung obligations for a period of one-year from February 21, 2020. The DCMWC reauthorization is contingent, however, upon the Company’s providing collateral of $65,700 to secure certain of its black lung obligations. This proposed collateral requirement is an increase from the approximate $2,600 in collateral that the Company currently provides to secure these self-insured black lung obligations. The reauthorization process provided the Company with the right to appeal the security determination in writing within 30 days of the date of the notification, which appeal period the DCMWC agreed to extend to May 22, 2020. The Company exercised this right of appeal in connection with the substantial increase in the amount of required collateral. In February 2021, the U.S. Department of Labor (“DOL”) withdrew its Federal Register notice seeking comments on its bulletin describing its new method of calculating collateral requirements. The Department removed the bulletin from its website in May 2021. On February 10, 2022, a telephone conference was held with DCMWC and DOL decision makers wherein the Company presented facts and arguments in support of its appeal. No ruling has been made on the appeal, but during the call the Company indicated that it would be willing to allocate an additional $10,000 in collateral. If the Company’s appeal is unsuccessful, the Company may be required to provide additional letters of credit to receive the self-insurance reauthorization from the DCMWC or alternatively insure these black lung obligations through a third party provider that would likely also require the Company to provide additional collateral. Either of these outcomes could potentially reduce the Company’s liquidity.

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

(16) Segment Information
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

Segment operating results and capital expenditures for the three months ended March 31, 2022 and 2021 were as follows:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended March 31, 2022
	Met	All Other	Consolidated
Total revenues	$1,055,689	$16,275	$1,071,964
Depreciation, depletion, and amortization	$27,060	$975	$28,035
Amortization of acquired intangibles, net	$4,796	$952	$5,748
Adjusted EBITDA	$513,301	$(9,494)	$503,807
Capital expenditures	$27,297	$849	$28,146

	Three Months Ended March 31, 2021
	Met	All Other	Consolidated
Total revenues	$359,878	$26,375	$386,253
Depreciation, depletion, and amortization	$26,536	$1,902	$28,438
Amortization of acquired intangibles, net	$4,051	$(182)	$3,869
Adjusted EBITDA	$32,582	$(3,699)	$28,883
Capital expenditures	$20,323	$72	$20,395

The following tables present a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
	Met	All Other	Consolidated
Net income (loss) from continuing operations	$478,167	$(77,163)	$401,004
Interest expense	49	13,034	13,083
Interest income	(172)	(12)	(184)
Income tax expense	—	39,624	39,624
Depreciation, depletion and amortization	27,060	975	28,035
Non-cash stock compensation expense	3	1,179	1,182
Mark-to-market adjustment - acquisition-related obligations	—	9,361	9,361
Accretion on asset retirement obligations	3,398	2,556	5,954
Amortization of acquired intangibles, net	4,796	952	5,748
Adjusted EBITDA	$513,301	$(9,494)	$503,807

	Three Months Ended March 31, 2021
	Met	All Other	Consolidated
Net loss from continuing operations	$(1,438)	$(31,253)	$(32,691)
Interest expense	43	17,947	17,990
Interest income	(5)	(159)	(164)
Income tax benefit	—	(5)	(5)
Depreciation, depletion and amortization	26,536	1,902	28,438
Non-cash stock compensation expense	10	2,173	2,183
Mark-to-market adjustment - acquisition-related obligations	—	3,176	3,176
Accretion on asset retirement obligations	3,385	3,263	6,648
Asset impairment and restructuring	—	(561)	(561)
Amortization of acquired intangibles, net	4,051	(182)	3,869
Adjusted EBITDA	$32,582	$(3,699)	$28,883

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

No asset information has been disclosed as the CODM does not regularly review asset information by reportable segment.

The Company markets produced, processed and purchased coal to customers in the United States and in international markets. Revenue is tracked within the Company’s accounting records based on the product destination. The following table presents additional information on our revenues and top customers:

	Three Months Ended March 31,
	2022	2021
Total coal revenues	$1,069,738	$385,452
Export coal revenues	$894,525	$243,783
Export coal revenues as % of total coal revenues	84%	63%
Countries with export coal revenue exceeding 10% of total revenue	India	India, Brazil
Top customer as % of total revenue	29%	13%
Top 10 customers as % of total revenue	73%	63%
Number of customers exceeding 10% of total revenue	1	1
Number of customers exceeding 10% of total trade accounts receivable, net	1	3

(17) Subsequent Events

During the second quarter of 2022, the Company made a voluntary prepayment of $150,000 of outstanding principal borrowings under the Term Loan Credit facility. Refer to Note 8 for further information related to long-term debt.

On May 3, 2022, the Company’s board of directors amended the share repurchase program adopted on March 4, 2022 to increase the aggregate amount the Company is permitted to repurchase from an aggregate amount of up to $150,000 to an aggregate amount of up to $600,000 of the Company's common stock. Refer to Note 7 for information regarding the Company’s share repurchase program.

Additionally on May 3, 2022, the Company‘s board of directors adopted a dividend policy. Pursuant to this policy, the board intends to pay aggregate cash dividends of $1.50 per share of common stock per year, with $0.375 per share paid each quarter. The board has declared that the first quarterly dividend payment will become payable on July 1, 2022 for holders of record as of June 15, 2022. Future dividend payments will be targeted to be paid in the first month of each calendar quarter. Any decision to pay future cash dividends will, however, be made by the board and depend on Alpha’s future earnings and financial condition and other relevant factors.

GLOSSARY
Alpha. Alpha Metallurgical Resources, Inc. (the “Company”) (previously named Contura Energy, Inc.).
Ash. Impurities consisting of iron, alumina and other incombustible matter that are contained in coal. Since ash increases the weight of coal, it adds to the cost of handling and can affect the burning characteristics of coal.

Bituminous coal. Coal used primarily to generate electricity and to make coke for the steel industry with a heat value ranging between 10,500 and 15,500 BTU’s per pound.

British Thermal Unit or BTU. A measure of the thermal energy required to raise the temperature of one pound of pure liquid water one degree Fahrenheit at the temperature at which water has its greatest density (39 degrees Fahrenheit).

Central Appalachia or CAPP. Coal producing area in eastern Kentucky, Virginia, southern West Virginia and a portion of eastern Tennessee.

Coal reserves. The economically mineable part of a measured or indicated coal resource, which includes diluting materials and allowances for losses that may occur when coal is mined or extracted.

Coal resources. Coal deposits in such form, quality, and quantity that there are reasonable prospects for economic extraction.

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

Indicated coal resource. That part of a coal resource for which quantity and quality are estimated on the basis of adequate geological evidence and sampling sufficient to establish geological and quality continuity with reasonable certainty.

In situ coal resources. Coal resources stated on an in-seam dry basis (excluding surface and inherent moisture) with no consideration for dilution or losses that may occur when coal is mined or extracted.

Measured coal resource. That part of a coal resource for which quantity and quality are estimated on the basis of conclusive geological evidence and sampling sufficient to test and confirm geological and quality continuity.

Merger. Merger with ANR, Inc. and Alpha Natural Resources Holdings, Inc. completed on November 9, 2018.

Metallurgical coal. The various grades of coal suitable for carbonization to make coke for steel manufacture. Also known as “met” coal, its quality is primarily differentiated based on volatility or its percent of volatile matter. Met coal typically has a particularly high BTU but low ash and sulfur content.

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

Probable mineral reserve. The economically mineable part of an indicated and, in some cases, a measured coal resource.

Productivity. As used in this report, refers to clean metric tons of coal produced per underground man hour worked, as published by the MSHA.

Proven mineral reserve. The economically mineable part of a measured coal resource.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides a narrative of our results of operations and financial condition for the three months ended March 31, 2022 and 2021. The following discussion and analysis contains forward-looking statements and should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and related notes and risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2021. See “Cautionary Note Regarding Forward-Looking Statements” included elsewhere herein.
COVID-19 Pandemic

The COVID-19 pandemic has had negative impacts on our business, results of operations, financial condition and cash flows. Our Company experienced an increase in employee absences due to COVID-19. Indirectly, through some of our third-party vendors, we and our customers have experienced some supply chain disruptions due to the COVID-19 pandemic. The full extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration of the virus, its impact on our customers and suppliers, and the range of governmental and community reactions to the pandemic, which cannot be fully predicted. Health and safety are core values of our Company and are the foundation for how we manage every aspect of our business. We continue to monitor developments closely and adjust as necessary, including with respect to our implemented policies, procedures, and prevention measures to protect the safety and health of our employees.

Market Overview

Several macroeconomic factors influenced metallurgical coal markets in the first quarter of 2022. Pandemic-related labor and supply-chain challenges persisted in many areas, alongside rising inflationary pressure. Supply tightness from prior quarters continued into the early months of 2022. In late February, Russia invaded Ukraine, which created far-reaching, global geopolitical implications. The war has further constrained availability of metallurgical coal, and the various sanctions imposed as a result of the conflict have had additional impacts on market dynamics and index pricing, which experienced significant volatility within the quarter.

The U.S. East Coast High Volatile A index started the quarter at $340 per metric ton and increased to $479 per metric ton at quarter close on March 31, 2022. The U.S. East Coast Low Volatile index rose from $320 per metric ton at the start of the quarter to $535 per metric ton on March 31, 2022. The Australian Premium Low Volatile index also increased from $357 per metric ton at the start of the quarter to $515 per metric ton at the end of the first quarter.

Economic indicators across the globe continue to show positive yet meaningfully slowing growth. The world manufacturing Purchasing Managers’ Index (“PMI”) dipped from 53.7 in February to 53.0 in March 2022, which represents the lowest level in an 18-month period and the weakest growth rate since September of 2020. However, certain of Alpha’s key markets have posted stronger growth metrics than the world averages. The United States PMI index strengthened from a February level of 57.3 to 58.8 in March. While still robust, Europe’s PMI decreased from 58.2 in February to 56.5 in March. India’s PMI held relatively steady in recent months at March’s level of 54.0, while Brazil’s PMI rebounded from contractionary territory at the start of the year to a positive March level of 52.3. Continued challenges in China, including governmental restrictions imposed in connection with the Olympics and COVID-19 lockdowns, resulted in a drop from 50.4 in February to a contractionary PMI of 48.1 in March.

The World Steel Association’s (“WSA”) global crude steel production was 161.0 million metric tons in March 2022, a 5.8% decrease as compared to the year-ago period of March 2021. South American production of 3.7 million metric tons was the only region showing an increase in March of 2022 with a 1.7% increase as compared to March of 2021. North American crude steel production of 9.7 million metric tons for the month represented a 2.8% decrease as compared to the year-ago period. Steel production in the European Union of 12.8 million metric tons was down 8.5% year over year. China’s March 2022 production level of 88.3 million metric tons was down 6.4% as compared to March 2021.

Additionally, American Iron and Steel Institute’s capacity utilization rate for U.S. steel mills was 81.7% for the week ending April 23, 2022.

In the thermal coal market, index pricing in the first quarter of 2022 was very volatile as well, with several thermal coal indices, including API2, reaching multi-year highs within the quarter. While many factors contributed to thermal coal price spikes, Russia’s war on Ukraine prompted additional uncertainty about the already-tight energy supply chain globally, causing pricing to increase. Alpha continues to ship thermal coal in accordance with existing contracts, and Alpha’s last remaining thermal operation, the Slabcamp mine, is on pace to mine out and cease operation before year end 2022.

We continue to monitor developments in Ukraine as well as the related export controls and financial and economic sanctions imposed on certain industry sectors and parties in Russia by the U.S., the U.K., the European Union and others. Aside from increased market volatility and uncertainty, we do not foresee direct material adverse effects upon our business, financial condition or results of operations as a result of developments in Ukraine and the consequent controls and sanctions.

Business Overview

We are a Tennessee-based mining company with operations across Virginia and West Virginia. With customers across the globe, high-quality reserves and significant port capacity, we reliably supply metallurgical coal products to the steel industry. We operate high-quality, cost-competitive coal mines across the CAPP coal basin. As of March 31, 2022, our operations consisted of twenty active mines and eight coal preparation and load-out facilities, with approximately 3,560 employees. We produce, process, and sell met coal and thermal coal. We also sell coal produced by others, some of which is processed and/or blended with coal produced from our mines prior to resale, with the remainder purchased for resale. As of December 31, 2021, we had 351.1 million tons of reserves, 335.8 million tons of proven and probable metallurgical reserves, and 15.3 million tons of proven and probable thermal reserves. Additionally, we had approximately 381.7 million tons of in situ bituminous coal resources.

For the three months ended March 31, 2022 and 2021, sales of met coal were 3.5 million tons and 3.4 million tons, respectively, and accounted for approximately 88% and 82%, respectively, of our coal sales volume. Sales of thermal coal were 0.5 million tons and 0.7 million tons, respectively, and accounted for approximately 12% and 18%, respectively, of our coal sales volume.

Our sales of met coal were made primarily to steel companies in the northeastern and midwestern regions of the United States and in several countries in Asia, Europe, and the Americas. Our sales of thermal coal were made primarily to large utilities and industrial customers throughout the United States. For the three months ended March 31, 2022 and 2021 approximately 84% and 63%, respectively, of our coal revenues were derived from coal sales made to customers outside the United States.

In addition, we generate other revenues from equipment sales, rentals, terminal and processing fees, coal and environmental analysis fees, royalties and the sale of natural gas. We also record freight and handling fulfillment revenue within coal revenues for freight and handling services provided in delivering coal to certain customers, which are a component of the contractual selling price.

As of March 31, 2022, we have one reportable segment: Met. Our Met segment operations consist of high-quality met coal mines, including Deep Mine 41, Road Fork 52, Black Eagle, and Lynn Branch. The coal produced by our Met segment operations is predominantly met coal with some amounts of thermal coal being produced as a byproduct of mining. In addition to the one reportable segment, our All Other category includes general corporate overhead and corporate assets and liabilities, our former CAPP - Thermal operations consisting of one active mine and one preparation plant in West Virginia, and the elimination of certain intercompany activity, as well as expenses associated with certain idled/closed mines. Refer to Note 16 to our Condensed Consolidated Financial Statements for additional disclosures on reportable segments, geographic areas, and export coal revenue information.

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

Factors Affecting Our Results of Operations
Sales Agreements. We manage our commodity price risk for coal sales through the use of coal supply agreements. As of April 20, 2022, we had sales commitments for 2022 as follows:

	Tons	% Priced	Average Realized Price per Ton
Met - Domestic			$189.22
Met - Export			$297.01
Met Total	14.5 million	53%	$243.88
Thermal	1.0 million	96%	$53.26
Met Segment	15.5 million	56%	$222.63
All Other	0.7 million	100%	$57.70

Realized Pricing. Our realized price per ton of coal is influenced by many factors that vary by region, including (i) coal quality, which includes energy (heat content), sulfur, ash, volatile matter and moisture content; (ii) differences in market conventions concerning transportation costs and volume measurement; and (iii) regional supply and demand.
Costs. Our results of operations are dependent upon our ability to maximize productivity and control costs. Our primary expenses are for operating supply costs, repair and maintenance expenditures, cost of purchased coal, royalties, wages and benefits, freight and handling costs and taxes incurred in selling our coal. Principal goods and services we use in our operations include maintenance and repair parts and services, electricity, fuel, roof control and support items, explosives, tires, conveyance structures, ventilation supplies and lubricants. Our management strives to aggressively control costs and improve operating performance to mitigate external cost pressures. We experience volatility in operating costs related to fuel, explosives, steel, tires, contract services and healthcare, among others, and take measures to mitigate the increases in these costs at all operations. We have a centralized sourcing group for major supplier contract negotiation and administration, for the negotiation and purchase of major capital goods, and to support the business units. We promote competition between suppliers and seek to develop relationships with suppliers that focus on lowering our costs. We seek suppliers who identify and concentrate on implementing continuous improvement opportunities within their area of expertise. To the extent upward pressure on costs exceeds our ability to realize sales increases, or if we experience unanticipated operating or transportation difficulties, our operating margins would be negatively impacted. We may also experience difficult geologic conditions, delays in obtaining permits, labor shortages, unforeseen equipment problems, and unexpected shortages of critical materials such as tires, fuel and explosives that may result in adverse cost increases and limit our ability to produce at forecasted levels.

Results of Operations

Our results of operations for the three months ended March 31, 2022 and 2021 are discussed in these “Results of Operations” presented below.

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Revenues

The following table summarizes information about our revenues during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands, except for per ton data)	2022	2021	$ or Tons	%
Coal revenues	$1,069,738	$385,452	$684,286	177.5%
Other revenues	2,226	801	1,425	177.9%
Total revenues	$1,071,964	$386,253	$685,711	177.5%

Tons sold	4,048	4,066	(18)	(0.4)%

Coal revenues. Coal revenues increased $684.3 million, or 177.5%, for the three months ended March 31, 2022 compared to the prior year period. The increase was primarily due to higher coal sales realization within our Met segment operations as a result of an improved pricing environment during the current period. Increasing coal demand, resulting from improved economic activity, coupled with a limited supply response contributed to a rise in coal prices. Refer to the “Non-GAAP Coal revenues” section below for further detail on coal revenues for the three months ended March 31, 2022 compared to the prior year period.

Cost and Expenses

The following table summarizes information about our costs and expenses during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2022	2021	$	%
Cost of coal sales (exclusive of items shown separately below)	$555,317	$347,428	$207,889	59.8%
Depreciation, depletion and amortization	28,035	28,438	(403)	(1.4)%
Accretion on asset retirement obligations	5,954	6,648	(694)	(10.4)%
Amortization of acquired intangibles, net	5,748	3,869	1,879	48.6%
Asset impairment and restructuring	—	(561)	561	100.0%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	15,086	14,982	104	0.7%
Total other operating loss (income):
Mark-to-market adjustment for acquisition-related obligations	9,361	3,176	6,185	194.7%
Other income	(628)	(1,225)	597	48.7%
Total costs and expenses	$618,873	$402,755	$216,118	53.7%

Cost of coal sales. Cost of coal sales increased $207.9 million, or 59.8%, for the three months ended March 31, 2022 compared to the prior year period. The increase was primarily driven by increased rail freight costs, royalties and taxes, supplies and maintenance expense, and salaries and wages expense, partially offset by inventory change during the current period.
Amortization of acquired intangibles, net. Amortization of acquired intangibles, net increased $1.9 million, or 48.6%, for the three months ended March 31, 2022 compared to the prior year period. The increase was primarily driven by accelerated current period amortization of certain acquired mine permits as a result of an update to the estimated life of the associated mines.

Mark-to-market adjustment for acquisition-related obligations. The mark-to-market adjustment for acquisition-related obligations resulted in a decrease to income of $6.2 million for the three months ended March 31, 2022 compared to the prior year period. This decrease was related to the $9.4 million Contingent Revenue Obligation mark-to-market adjustment recorded during the three months ended March 31, 2022 due to changes in underlying fair value assumptions during the current period. Refer to Note 11 for Contingent Revenue Obligation fair value input assumptions.
Other (Expense) Income
The following table summarizes information about our other (expense) income during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2022	2021	$	%
Other (expense) income:
Interest expense	$(13,083)	$(17,990)	$4,907	27.3%
Interest income	184	164	20	12.2%
Equity loss in affiliates	(1,361)	(134)	(1,227)	(915.7)%
Miscellaneous income, net	1,797	1,766	31	1.8%
Total other expense, net	$(12,463)	$(16,194)	$3,731	23.0%

Interest expense. Interest expense decreased $4.9 million, or 27.3%, for the three months ended March 31, 2022 compared to the prior year period, primarily due to a decrease in debt outstanding. Refer to Note 8 for additional information.

Income Tax (Expense) Benefit

The following table summarizes information about our income tax (expense) benefit during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2022	2021	$	%
Income tax (expense) benefit	$(39,624)	$5	$(39,629)	(792,580.0)%

Income taxes. Income tax expense of $39.6 million was recorded for the three months ended March 31, 2022 on income from continuing operations before income taxes of $440.6 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to the decrease in the valuation allowance and the permanent impact of percentage depletion and foreign-derived intangible income deductions.

Income tax benefit of $5 thousand was recorded for the three months ended March 31, 2021 on a loss from continuing operations before income taxes of $32.7 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to the increase in the valuation allowance. Refer to Note 12 for additional information.

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

Included below are reconciliations of non-GAAP financial measures to GAAP financial measures.

The following tables summarize certain financial information relating to our coal operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$1,054,340	$15,398	$1,069,738
Less: Freight and handling fulfillment revenues	(144,025)	(18)	(144,043)
Non-GAAP Coal revenues	$910,315	$15,380	$925,695
Tons sold	3,780	268	4,048
Non-GAAP Coal sales realization per ton	$240.82	$57.39	$228.68

Cost of coal sales (exclusive of items shown separately below)	$539,282	$16,035	$555,317
Depreciation, depletion and amortization - production (1)	27,060	797	27,857
Accretion on asset retirement obligations	3,398	2,556	5,954
Amortization of acquired intangibles, net	4,796	952	5,748
Total Cost of coal sales	$574,536	$20,340	$594,876
Less: Freight and handling costs	(144,025)	(18)	(144,043)
Less: Depreciation, depletion and amortization - production (1)	(27,060)	(797)	(27,857)
Less: Accretion on asset retirement obligations	(3,398)	(2,556)	(5,954)
Less: Amortization of acquired intangibles, net	(4,796)	(952)	(5,748)
Less: Idled and closed mine costs	(3,604)	(2,646)	(6,250)
Non-GAAP Cost of coal sales	$391,653	$13,371	$405,024
Tons sold	3,780	268	4,048
Non-GAAP Cost of coal sales per ton	$103.61	$49.89	$100.06
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Three Months Ended March 31, 2022
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$1,054,340	$15,398	$1,069,738
Less: Total Cost of coal sales (per table above)	(574,536)	(20,340)	(594,876)
GAAP Coal margin	$479,804	$(4,942)	$474,862
Tons sold	3,780	268	4,048
GAAP Coal margin per ton	$126.93	$(18.44)	$117.31

GAAP Coal margin	$479,804	$(4,942)	$474,862
Add: Depreciation, depletion and amortization - production (1)	27,060	797	27,857
Add: Accretion on asset retirement obligations	3,398	2,556	5,954
Add: Amortization of acquired intangibles, net	4,796	952	5,748
Add: Idled and closed mine costs	3,604	2,646	6,250
Non-GAAP Coal margin	$518,662	$2,009	$520,671
Tons sold	3,780	268	4,048
Non-GAAP Coal margin per ton	$137.21	$7.50	$128.62
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

	Three Months Ended March 31,		Increase (Decrease)
(In thousands, except for per ton data)	2022	2021	$ or Tons	%
Met segment operations:
Tons sold	3,780	3,657	123	3.4%
Non-GAAP Coal revenues	$910,315	$299,882	$610,433	203.6%
Non-GAAP Coal sales realization per ton	$240.82	$82.00	$158.82	193.7%

All Other category:
Tons sold	268	409	(141)	(34.5)%
Non-GAAP Coal revenues	$15,380	$25,190	$(9,810)	(38.9)%
Non-GAAP Coal sales realization per ton	$57.39	$61.59	$(4.20)	(6.8)%

Non-GAAP Coal revenues. Met segment operations non-GAAP coal revenues increased $610.4 million, or 203.6%, for the three months ended March 31, 2022 compared to the prior year period. The increase was primarily due to higher average non-GAAP coal sales realization of 193.7% per ton resulting from an improved pricing environment and a slight increase in tons sold compared to the prior year period.

All Other category non-GAAP coal revenues decreased $9.8 million, or 38.9%, for the three months ended March 31, 2022 compared to the prior year period primarily due to a decrease in thermal tons sold and a decrease in realization per ton.

	Three Months Ended March 31,		Increase (Decrease)
(In thousands, except for per ton data)	2022	2021	$	%
Met segment operations:
Non-GAAP Cost of coal sales	$391,653	$262,281	$129,372	49.3%
Non-GAAP Cost of coal sales per ton	$103.61	$71.72	$31.89	44.5%
Non-GAAP Coal margin per ton	$137.21	$10.28	$126.93	1,234.7%

All Other category:
Non-GAAP Cost of coal sales	$13,371	$17,608	$(4,237)	(24.1)%
Non-GAAP Cost of coal sales per ton	$49.89	$43.05	$6.84	15.9%
Non-GAAP Coal margin per ton	$7.50	$18.54	$(11.04)	(59.5)%

Non-GAAP Cost of coal sales. Met segment operations non-GAAP cost of coal sales increased $129.4 million, or 49.3%, for the three months ended March 31, 2022 compared to the prior year period. The increase was primarily driven by increased rail freight costs, royalties and taxes, supplies and maintenance expense, salaries and wages expense, and a slight increase in tons sold, partially offset by inventory change during the current period.

All Other category non-GAAP cost of coal sales decreased $4.2 million, or 24.1%, for the three months ended March 31, 2022 compared to the prior year period. The decrease was primarily driven by a decrease in thermal tons sold, inventory change during the current period, and decreased royalties and taxes, partially offset by increased salaries and wages expense and supplies and maintenance expense.

Our non-GAAP cost of coal sales includes purchased coal costs. In the following tables, we calculate Adjusted cost of produced coal sold as non-GAAP cost of coal sales less purchased coal costs.

	Three Months Ended March 31, 2022
(In thousands, except for per ton data)	Met	All Other	Consolidated
Non-GAAP Cost of coal sales	$391,653	$13,371	$405,024
Less: cost of purchased coal sold	(27,842)	(37)	(27,879)
Adjusted cost of produced coal sold	$363,811	$13,334	$377,145
Produced tons sold	3,653	267	3,920
Adjusted cost of produced coal sold per ton (1)	$99.59	$49.94	$96.21

(1) Cost of produced coal sold per ton for our operations is calculated as non-GAAP cost of produced coal sold divided by produced tons sold.

	Three Months Ended March 31, 2021
(In thousands, except for per ton data)	Met	All Other	Consolidated
Non-GAAP Cost of coal sales	$262,281	$17,608	$279,889
Less: cost of purchased coal sold	(18,264)	—	(18,264)
Adjusted cost of produced coal sold	$244,017	$17,608	$261,625
Produced tons sold	3,424	409	3,833
Adjusted cost of produced coal sold per ton (1)	$71.27	$43.05	$68.26
(1) Cost of produced coal sold per ton for our operations is calculated as non-GAAP cost of produced coal sold divided by produced tons sold.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that is presented as a supplemental measure and is not intended to replace financial performance or liquidity measures determined in accordance with GAAP. Moreover, this measure is not calculated identically by all companies and therefore may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is presented because management believes it is a useful indicator of the financial performance of our coal operations. The following tables present a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
(In thousands)	Met	All Other	Consolidated
Net income (loss) from continuing operations	$478,167	$(77,163)	$401,004
Interest expense	49	13,034	13,083
Interest income	(172)	(12)	(184)
Income tax expense	—	39,624	39,624
Depreciation, depletion and amortization	27,060	975	28,035
Non-cash stock compensation expense	3	1,179	1,182
Mark-to-market adjustment - acquisition-related obligations	—	9,361	9,361
Accretion on asset retirement obligations	3,398	2,556	5,954
Amortization of acquired intangibles, net	4,796	952	5,748
Adjusted EBITDA	$513,301	$(9,494)	$503,807

	Three Months Ended March 31, 2021
(In thousands)	Met	All Other	Consolidated
Net loss from continuing operations	$(1,438)	$(31,253)	$(32,691)
Interest expense	43	17,947	17,990
Interest income	(5)	(159)	(164)
Income tax benefit	—	(5)	(5)
Depreciation, depletion and amortization	26,536	1,902	28,438
Non-cash stock compensation expense	10	2,173	2,183
Mark-to-market adjustment - acquisition-related obligations	—	3,176	3,176
Accretion on asset retirement obligations	3,385	3,263	6,648
Asset impairment and restructuring	—	(561)	(561)
Amortization of acquired intangibles, net	4,051	(182)	3,869
Adjusted EBITDA	$32,582	$(3,699)	$28,883

The following table summarizes Adjusted EBITDA for our Met segment operations and All Other category:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2022	2021	$	%
Adjusted EBITDA
Met segment operations	$513,301	$32,582	$480,719	1,475.4%
All Other category	(9,494)	(3,699)	(5,795)	(156.7)%
Total	$503,807	$28,883	$474,924	1,644.3%

Met segment operations. Adjusted EBITDA increased $480.7 million, or 1,475.4%, for the three months ended March 31, 2022 compared to the prior year period. The increase in Adjusted EBITDA was primarily driven by increased coal margin and a slight increase in coal sales volumes.

All Other category. Adjusted EBITDA decreased $5.8 million, or 156.7%, for the three months ended March 31, 2022 compared to the prior year period. The decrease in Adjusted EBITDA was primarily driven by decreased coal margin and a decrease in thermal tons sold.

Discontinued Operations
The former NAPP operations results of operations and financial position are reported as discontinued operations in the Condensed Consolidated Financial Statements. Refer to Note 2 for further information on discontinued operations. Refer to Note 15 for disclosures on the Cumberland Back-to-Back Coal Supply Agreements.

Liquidity and Capital Resources
Overview
Our primary liquidity and capital resource requirements stem from the cost of our coal production and purchases, our capital expenditures, our debt service, our reclamation obligations, taxes, our regulatory costs and settlements and associated costs. Our primary sources of liquidity are derived from sales of coal, our debt financing, and miscellaneous revenues.
We believe that cash on hand and cash generated from our operations will be sufficient to meet our working capital requirements, anticipated capital expenditures, debt service requirements, acquisition-related obligations, and reclamation obligations for the next 12 months and the reasonably foreseeable future. We rely on a number of assumptions in budgeting for our future activities. These include the costs for mine development to sustain capacity of our operating mines, our cash flows from operations, effects of regulation and taxes by governmental agencies, mining technology improvements and reclamation costs. These assumptions are inherently subject to significant business, political, economic, regulatory, environmental and competitive uncertainties, pending and existing climate-related initiatives, contingencies and risks, all of which are difficult to predict and many of which are beyond our control. Increased scrutiny of ESG matters specific to the coal sector could negatively influence our ability to raise capital in the future and result in a reduced number of surety and insurance providers. We may need to raise additional funds if market conditions deteriorate, and we may not be able to do so in a timely fashion, on terms acceptable to us, or at all; or one or more of our assumptions prove to be incorrect or if we choose to expand our acquisition, exploration, appraisal, or development efforts or any other activity more rapidly than we presently anticipate. Additionally, we may elect to raise additional funds before we need them if the conditions for raising capital are favorable. We may seek to sell equity or debt securities or obtain additional bank credit facilities. The sale of equity securities could result in dilution to our stockholders. The incurrence of additional indebtedness could result in increased fixed obligations and additional covenants that could restrict our operations.

Liquidity

The following table summarizes our total liquidity as of March 31, 2022:

(in thousands)	March 31, 2022
Cash and cash equivalents	$159,455
Credit facility availability (1)	33,963
Total liquidity	$193,418
(1) Comprised of our unused commitments available under the Second Amended and Restated Asset-Based Revolving Credit
Agreement (“ABL Agreement”), subject to limitations described therein.

Cash Collateral

We are required to provide cash collateral to secure our obligations under certain worker’s compensation, black lung, reclamation-related obligations, financial payments and other performance obligations, and other operating agreements. Additionally, we have short-term restricted cash held in escrow related to our Contingent Revenue Obligation (refer to Note 9). Future regulatory changes relating to these obligations could result in increased obligations, additional costs, or additional collateral requirements which could require greater use of alternative sources of funding for this purpose, which would reduce our liquidity. Refer to the DCMWC Reauthorization Process section below for information related to the new authorization process for self-insured coal mine operators being implemented by the U.S. Department of Labor (Division of Coal Mine Workers’ Compensation). As of March 31, 2022, we had the following cash collateral on our Condensed Consolidated Balance Sheets:

(in thousands)	March 31, 2022
Short-term and long-term restricted cash	$136,032
Long-term restricted investments	50
Short-term and long-term deposits	1,386
Total cash collateral	$137,468

Off-Balance Sheet Arrangements

We are required to provide financial assurance in order to perform the post-mining reclamation required by our mining permits, pay workers’ compensation claims under workers’ compensation laws in various states, pay federal black lung benefits, and perform certain other obligations. In order to provide the required financial assurance, we generally use surety bonds for post-mining reclamation and workers’ compensation obligations. We also use bank letters of credit to collateralize certain obligations. As of March 31, 2022, we had the following outstanding surety bonds and letters of credit:

(in thousands)	March 31, 2022
Surety bonds	$174,198
Letters of credit (1)	$121,087
(1) The letters of credit outstanding are under the Second Amended and Restated Asset-Based Revolving Credit Agreement dated December 6, 2021 and the Credit and Security Agreement dated June 30, 2017, and related amendments, between ANR, Inc. and First Tennessee Bank National Association.

Refer to Note 15, part (c) for further disclosures on off-balance sheet arrangements.

Debt Financing and Related Transactions

At March 31, 2022, we had $254.5 million of indebtedness outstanding before debt discount and issuance costs. Our indebtedness is primarily comprised of our Credit Agreement entered into on June 14, 2019 that provides for a senior secured term loan facility in the aggregate principal amount of $561.8 million with a maturity date of June 14, 2024 (the “Term Loan Credit Facility”). The Term Loan Credit Facility permits us, subject to approval of the administrative agent and the lenders providing the financing, to request incremental term loans up to an aggregate amount of $50.0 million subject to certain conditions in the Credit Agreement, in increments not less than $25.0 million or the remaining availability.

In a continued strategic effort to reduce our outstanding debt and strengthen our balance sheet, we made voluntary prepayments of $200.0 million and $150.0 million of outstanding principal borrowings under the Term Loan Credit Facility during the first and second quarters of 2022, respectively. Subject to continued coal market strength and available liquidity, we are planning to continue our efforts to substantially deleverage the balance sheet in coming quarters.

The ABL Agreement includes a senior secured asset-based revolving credit facility (the “ABL Facility”). Under the ABL Facility, the Company may borrow cash or obtain letters of credit, on a revolving basis, in an aggregate amount of up to $155.0 million, of which no more than $150.0 million may represent outstanding letters of credit ($125.0 million on a committed basis and another $25.0 million on an uncommitted cash collateralized basis) with any borrowings having a maturity date of December 6, 2024. Availability under the ABL Facility is calculated on a monthly basis and fluctuates based on qualifying amounts of coal inventory and trade accounts receivable (the “Borrowing Base”) and the facility's covenant limitations related to our Fixed Charge Coverage Ratio (refer to “Analysis of Material Debt Covenants” below). In accordance with terms of the

ABL Facility, we may be required to cash collateralize the ABL Facility to the extent outstanding borrowings and letters of credit under the ABL Facility exceed the Borrowing Base after considering covenant limitations.

Refer to Note 8 for additional disclosures on long-term debt.

Acquisition-Related Obligations

At March 31, 2022, we had $49.6 million of acquisition-related obligations outstanding before discount. Our acquisition-related obligations are primarily comprised of the Contingent Revenue Obligation which has an offsetting short-term restricted cash amount held in escrow (refer to Note 9 and Note 15). During the second quarter of 2022, we paid $16.2 million pursuant to the terms of the Contingent Revenue Obligation.

Capital Requirements

We expect to spend between $160.0 million and $190.0 million on capital expenditures during 2022.

Contractual Obligations

Our contractual obligations are discussed in the “Liquidity and Capital Resources—Contractual Obligations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

Our contractual obligations relating to the Term Loan Credit Facility decreased during the three months ended March 31, 2022 due to the voluntary prepayments we made during the period. Our contractual obligations relating to the Contingent Revenue Obligation increased during the three months ended March 31, 2022 primarily as a result of increased coal pricing and an increase in forecasted future revenue. Additionally, our contractual obligations relating to coal purchase commitments increased during the three months ended March 31, 2022 primarily as a result of new agreements during the period. The table below reflects these obligations as of March 31, 2022:

(in thousands)	Remainder of 2022	2023	2024	2025	2026	After 2026	Total
Term Loan Credit Facility (1)	$18,708	$24,943	$260,937	$—	$—	$—	$304,588
Contingent Revenue Obligation	$16,166	$30,344	$—	$—	$—	$—	$46,510
Coal purchase commitments	$71,226	$—	$—	$—	$—	$—	$71,226
(1) Includes cash interest payable on this obligation, with an interest rate of 10.00% as of March 31, 2022.

Refer to Note 8, Note 9, and Note 15 for additional disclosures on long-term debt, acquisition-related obligations, and other commitments, respectively.

Business Updates

On March 30, 2022, S&P Global Ratings affirmed its B- issuer credit rating on the Company and upgraded its issuer-level rating on our senior secured debt to B from B- amid favorable market indicators and credit metrics. The rating outlook was revised to positive from stable. Should we receive any negative outlook ratings in the future, such negative outlook ratings would result in potential liquidity risks for us, including the risks of declines in our stock value, declines in our cash and cash equivalents, less availability and higher costs of additional credit, and requests for additional collateral by surety providers.

Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Pandemic” for information on the impact of the COVID-19 pandemic on our business.

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

Pension Plans

We expect our minimum required contributions to the pension plans to be $3.6 million in the remainder of 2022. Refer to Note 13 for further disclosures related to this obligation.

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

The reauthorization process provided us with the right to appeal the security determination in writing within 30 days of the date of the notification, which appeal period the DCMWC agreed to extend to May 22, 2020, and we exercised this right of appeal. We strongly disagree with the DCMWC’s substantially higher collateral determination and the methodology through which the calculation was derived. In February 2021, the U.S. Department of Labor (“DOL”) withdrew its Federal Register notice seeking comments on its bulletin describing its new method of calculating collateral requirements. The Department removed the bulletin from its website in May 2021. On February 10, 2022, a telephone conference was held with DCMWC and DOL decision makers wherein we presented facts and arguments in support of our appeal. No ruling has been made on the appeal, but during the call we indicated that we would be willing to allocate an additional $10.0 million in collateral. If our appeal is unsuccessful, we may be required to provide additional letters of credit in order to receive self-insurance reauthorization from the DCMWC or insure these black lung obligations through a third party provider, which would likely also require us to provide additional collateral. Either of these outcomes would significantly reduce our liquidity.

Share Repurchase Program

Refer to Note 7 and “Unregistered Sales of Equity Securities and Use of Proceeds” for further information on the share repurchase program and the shares repurchased during the current period.

Refer to Note 17 for subsequent event disclosures related to our share repurchase program.

Dividend Program

Refer to Note 17 for subsequent event disclosures related to our dividend program announcement.

Cash Flows

Cash, cash equivalents, and restricted cash increased by $112.9 million and decreased by $55.3 million over the three months ended March 31, 2022and 2021, respectively. The net change in cash, cash equivalents, and restricted cash was attributable to the following:

	Three Months Ended March 31,
	2022	2021
Cash flows (in thousands):
Net cash provided by (used in) operating activities	$336,125	$(19,115)
Net cash used in investing activities	(3,552)	(29,749)
Net cash used in financing activities	(219,700)	(6,404)
Net increase (decrease) in cash and cash equivalents and restricted cash	$112,873	$(55,268)

Operating Activities. The increase in net cash provided by operating activities for the three months ended March 31, 2022 compared to the prior year period was primarily attributable to the improvement in our results from operations as discussed above in “Results of Operations,” partially offset by changes in operating assets and liabilities, primarily attributable to an increase in our working capital. Our working capital increase was primarily driven by an increase in our trade accounts receivable, net, partially offset by an increase in our current federal and state income tax payable (refer to Note 12).

Investing Activities. The decrease in net cash used in investing activities for the three months ended March 31, 2022 compared to the prior year period was primarily driven by the increase in the maturity of investment securities and decrease in our purchases of investment securities.

Financing Activities. The increase in net cash used in financing activities for the three months ended March 31, 2022 compared to the prior year period was primarily driven by the voluntary prepayments of our outstanding principal borrowings under the Term Loan Credit Facility and the common stock repurchases under our share repurchase program during the current period (refer to Note 7 and Note 8 for further information).

Analysis of Material Debt Covenants

We are in compliance with all covenants under the Credit Agreement’s Term Loan Credit Facility and the ABL Agreement, as of March 31, 2022. A breach of the covenants in the Credit Agreement’s Term Loan Credit Facility or the ABL Agreement could result in a default under the terms of such agreement, and the respective lenders could then elect to declare all amounts borrowed due and payable.

Pursuant to the ABL Agreement, during any Liquidity Period (capitalized terms as defined in the ABL Agreement), our Fixed Charge Coverage Ratio cannot be less than 1.0 as of the last day of any Test Period, commencing with the Test Period ended immediately preceding the commencement of such Liquidity Period. The Fixed Charge Coverage Ratio is calculated as (a) Consolidated EBITDA of the Company and its Restricted Subsidiaries for such period, minus non-financed Capital Expenditures (including Capital Expenditures financed with the proceeds of any Loans) paid or payable currently in cash by the Company or any of its Subsidiaries for such period to (b) the Fixed Charges of the Company and its Restricted Subsidiaries during such period. As of March 31, 2022, we were not in a Liquidity Period.

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

Our critical accounting policies are discussed in the“Critical Accounting Policies and Estimates” section contained in our Annual Report on Form 10-K for the year ended December 31, 2021. Our critical accounting policies remain unchanged at March 31, 2022. Refer to Note 1 for disclosures related to new accounting policies adopted.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

We manage our commodity price risk for coal sales through the use of coal supply agreements. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results of Operations” for information on our sales commitments for 2022.
We have exposure to commodity price risk for supplies that are used directly or indirectly in the normal course of production such as diesel fuel, steel and other items such as explosives. We manage our risk for these items through strategic sourcing contracts in normal quantities with our suppliers.

The market price of diesel fuel fluctuates due to changes in production, seasonality, and other market factors generally outside of our control. Increased fuel costs may have a negative impact on our results of operations and financial condition. Based upon our 2021 diesel fuel consumption (approximately 23.0 million gallons), a 10% increase in the average annual price per gallon of diesel fuel would have increased our annual diesel fuel expense by approximately $5.4 million. As of March 31, 2022, we had diesel fuel purchase commitments for 2022 as follows:

	Budgeted Usage in Gallons (1)	% Priced	Average Realized Price per Gallon
Diesel fuel	22.6 million	67.0%	$2.81
(1) Includes fixed price purchase agreements covering approximately 13.1 million gallons (57.9% of expected 2022 usage).

Interest Rate Risk

We have market risk exposure with respect to interest rates on variable rate borrowings. As of March 31, 2022, outstanding borrowings under our Term Loan Credit Facility have interest rates which may fluctuate based on changes in the market rates of interest. As of March 31, 2022, a 50 basis point increase or decrease in interest rates would not have impacted our annual interest expense as the LIBOR rate was well below the 2% floor established per terms in our Term Loan Credit Facility. Refer to Note 8 for additional information. Also refer to the“Financial Statements and Supplementary Data—Note 14” section contained in our Annual Report on Form 10-K for the year ended December 31, 2021 for discussion on the terms of our long-term debt.

Foreign Currency Risk

Our transactions are denominated in U.S. dollars, and, as a result, we do not have material exposure to currency exchange-rate risks. However, our coal is sold internationally in U.S. dollars and, as a result, general economic conditions in foreign markets and changes in foreign currency exchange rates may provide our foreign competitors with a competitive advantage. If our competitors’ currencies decline against the U.S. dollar or against our foreign customers’ local currencies, those competitors may be able to offer lower prices for coal to customers. Furthermore, if the currencies of our overseas customers were to significantly decline in value in comparison to the U.S. dollar, those customers may seek decreased prices for the coal we sell to them. Consequently, currency fluctuations could adversely affect the competitiveness of our coal in international markets, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of March 31, 2022.

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

Part II - Other Information

Item 1. Legal Proceedings

For a description of the Company’s legal proceedings, refer to Note 15, part (d), to the unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, together with the cautionary statement under the caption “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. These described risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Dividends on our common stock are only payable if declared by the board and permitted by Delaware law.

Dividends on our common stock will be paid only if declared by the board of directors. The board is not legally obligated or required to declare dividends on our common stock even if we have funds available for that purpose. In addition, even if the board wishes to declare a dividend, we cannot make payments of cash in respect of dividends to the extent such payments are not permitted under Delaware law. If we do not declare and pay dividends on our common stock as expected, the market price of our common stock is likely to be adversely affected.

If our earnings and cash flow decline materially, we may be unable to continue to pay dividends on our common stock and/or execute our stock repurchase program as intended.

Our ability to pay dividends on our common stock and repurchase shares of common stock depends upon on our earnings and cash flows. If our earnings and cash flows were to decline materially, we may be unable to continue to pay dividends in the amounts previously paid, or at all. In addition, in such a circumstance we may be unable to execute our stock repurchase program in part or as a whole.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Policy

Refer to Note 17 for subsequent event disclosures related to the Company’s dividend program announcement.

Repurchase of Common Stock

The following table summarizes information about shares of common stock that were repurchased during the first quarter of 2022.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (2),(3),(4)
January 1, 2022 through January 31, 2022	24,574	$64.62	—	$67,552
February 1, 2022 through February 28, 2022	65,596	$86.88	—	$67,552
March 1, 2022 through March 31, 2022	133,501	$123.94	133,501	$201,009
	223,671		133,501
(1) Includes 90,170 common shares repurchased from employees to satisfy the employees’ statutory tax withholdings upon the vesting of stock grants. Shares that are repurchased to satisfy the employees’ statutory tax withholdings are recorded in treasury stock at cost.
(2) On March 4, 2022, the Company’s board of directors adopted a share repurchase program with no expiration date that permits the Company to repurchase up to an aggregate amount of $150 million of the Company's common stock. Refer to Note 7 for additional information. Refer to Note 17 for subsequent event disclosures related to the Company’s share repurchase program.
(3) The Company adopted a capital return program in 2019, including a stock repurchase plan with no expiration date that permitted the Company to repurchase up to an aggregate amount of $100 million of the Company's common stock. The Company suspended this stock repurchase plan on October 1, 2019 and does not currently intend to make further repurchases under it.
(4) We cannot estimate the number of shares that will be repurchased because decisions to purchase are subject to market and business conditions, levels of available liquidity, our cash needs, restrictions under agreements or obligations, legal or regulatory requirements or restrictions, and other relevant factors. This amount does not include $20 thousand of stock repurchase related fees.

Refer to Note 7 for information about repurchases related to warrants during the current quarter.

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

ALPHA METALLURGICAL RESOURCES, INC.
Date: May 5, 2022	By:	/s/ Charles Andrew Eidson
	Name:	Charles Andrew Eidson
	Title:	President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
3.1
Second Amended and Restated Certificate of Incorporation of Alpha Metallurgical Resources, Inc., as amended through January 22, 2021 (Incorporated by reference to Exhibit 3.1 on Form 10-Q of Alpha Metallurgical Resources, Inc. filed on November 5, 2021)

3.2
Third Amended and Restated Bylaws of Alpha Metallurgical Resources, Inc., as amended through November 4, 2021 (Incorporated by reference to Exhibit 3.2 on Form 10-K of Alpha Metallurgical Resources, Inc. filed on March 7, 2022)

31*	Certifications Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32**	Certifications Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002
95*	Mine Safety Disclosure Exhibit
101*
The following financial information from Alpha Metallurgical Resources, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
** Furnished herewith