Form 10-Q
period 2022-06-30
Alpha Metallurgical Resources, Inc.
filed 2022-08-08
CIK 1704715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of July 31, 2022: 17,324,096

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
•worldwide market demand for coal and steel, including demand for U.S. coal exports, and competition in coal markets;
•our ability to pay dividends on our common stock and execute our share repurchase program;
•our ability to obtain or renew surety bonds on acceptable terms or maintain our current bonding status;
•inflationary pressures on supplies and labor and significant or rapid increases in commodity prices;
•our indebtedness and potential future indebtedness;
•our ability to meet collateral requirements;
•the effects of the COVID-19 pandemic on our operations and the world economy;
•the imposition or continuation of barriers to trade, such as tariffs;
•increased market volatility and uncertainty on worldwide markets and our customers as a result of developments in and around Ukraine and the consequent export controls and financial and economic sanctions;
•railroad, barge, truck and other transportation availability, performance and costs;
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

The list of factors identified above is not exhaustive. We caution readers not to place undue reliance on any forward-looking statements, which are based on information currently available to us and speak only as of the dates on which they are made. When considering these forward-looking statements, you should keep in mind the cautionary statements in this report. We do not undertake any responsibility to publicly revise these forward-looking statements to take into account events or circumstances that occur after the date of this report. Additionally, except as expressly required by federal securities laws, we do not undertake any responsibility to update you on the occurrence of any unanticipated events, which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this report.

Part I - Financial Information

Item 1. Financial Statements

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Coal revenues	$1,334,258	$393,458	$2,403,996	$778,910
Other revenues	2,154	1,817	4,380	2,618
Total revenues	1,336,412	395,275	2,408,376	781,528
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	625,892	346,763	1,181,209	694,191
Depreciation, depletion and amortization	27,730	27,304	55,765	55,742
Accretion on asset retirement obligations	5,947	6,648	11,901	13,296
Amortization of acquired intangibles, net	5,747	2,553	11,495	6,422
Asset impairment and restructuring	—	—	—	(561)
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	18,158	14,645	33,244	29,627
Total other operating loss (income):
Mark-to-market adjustment for acquisition-related obligations	4,208	3,157	13,569	6,333
Other income	(1,516)	(3,608)	(2,144)	(4,833)
Total costs and expenses	686,166	397,462	1,305,039	800,217
Income (loss) from operations	650,246	(2,187)	1,103,337	(18,689)
Other (expense) income:
Interest expense	(5,218)	(17,962)	(18,301)	(35,952)
Interest income	164	104	348	268
Equity loss in affiliates	(2,136)	(384)	(3,497)	(518)
Miscellaneous income, net	1,385	1,847	3,182	3,613
Total other expense, net	(5,805)	(16,395)	(18,268)	(32,589)
Income (loss) from continuing operations before income taxes	644,441	(18,582)	1,085,069	(51,278)
Income tax expense	(69,012)	(8)	(108,636)	(3)
Net income (loss) from continuing operations	575,429	(18,590)	976,433	(51,281)
Discontinued operations:
Loss from discontinued operations before income taxes	(1,652)	(401)	(1,798)	(638)
Income tax benefit from discontinued operations	380	—	413	—
Loss from discontinued operations	(1,272)	(401)	(1,385)	(638)
Net income (loss)	$574,157	$(18,991)	$975,048	$(51,919)

Basic income (loss) per common share:
Income (loss) from continuing operations	$31.31	$(1.01)	$52.85	$(2.78)
Loss from discontinued operations	(0.07)	(0.02)	(0.08)	(0.04)

Net income (loss)	$31.24	$(1.03)	$52.77	$(2.82)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$30.03	$(1.01)	$50.46	$(2.78)
Loss from discontinued operations	(0.06)	(0.02)	(0.07)	(0.04)
Net income (loss)	$29.97	$(1.03)	$50.39	$(2.82)

Weighted average shares – basic	18,380,114	18,438,699	18,476,534	18,416,946
Weighted average shares – diluted	19,158,848	18,438,699	19,349,209	18,416,946

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$574,157	$(18,991)	$975,048	$(51,919)
Other comprehensive income (loss), net of tax:
Employee benefit plans:
Amortization of and adjustments to employee benefit costs	$(3,976)	$10,180	$(3,201)	$11,664
Income tax expense	—	—	—	—
Total other comprehensive (loss) income, net of tax	$(3,976)	$10,180	$(3,201)	$11,664
Total comprehensive income (loss)	$570,181	$(8,811)	$971,847	$(40,255)
Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$161,732	$81,211
Trade accounts receivable, net of allowance for doubtful accounts of $473 and $393 as of June 30, 2022 and December 31, 2021, respectively	721,830	489,241
Inventories, net	167,192	129,382
Prepaid expenses and other current assets	57,853	47,690
Current assets - discontinued operations	70	462
Total current assets	1,108,677	747,986
Property, plant, and equipment, net of accumulated depreciation and amortization of $478,210 and $443,856 as of June 30, 2022 and December 31, 2021, respectively	392,074	362,218
Owned and leased mineral rights, net of accumulated depletion and amortization of $66,891 and $52,444 as of June 30, 2022 and December 31, 2021, respectively	429,854	444,302
Other acquired intangibles, net of accumulated amortization of $45,716 and $34,221 as of June 30, 2022 and December 31, 2021, respectively	62,702	74,197
Long-term restricted investments	94,794	28,443
Long-term restricted cash	24,920	89,426
Other non-current assets	94,617	102,614
Non-current assets - discontinued operations	8,508	8,526
Total assets	$2,216,146	$1,857,712
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,927	$2,989
Trade accounts payable	100,957	90,090
Acquisition-related obligations – current	36,211	22,405
Accrued expenses and other current liabilities	200,268	174,607
Current liabilities - discontinued operations	6,104	5,838
Total current liabilities	345,467	295,929
Long-term debt	2,762	445,562
Acquisition-related obligations - long-term	—	19,000
Workers’ compensation and black lung obligations	202,402	208,193
Pension obligations	155,467	159,930
Asset retirement obligations	133,946	132,013
Deferred income taxes	12,934	317
Other non-current liabilities	20,274	26,176
Non-current liabilities - discontinued operations	23,321	23,683
Total liabilities	896,573	1,310,803
Commitments and Contingencies (Note 16)
Stockholders’ Equity
Preferred stock - par value $0.01, 5.0 million shares authorized, none issued	—	—
Common stock - par value $0.01, 50.0 million shares authorized, 21.6 million issued and 17.7 million outstanding at June 30, 2022 and 20.8 million issued and 18.4 million outstanding at December 31, 2021	216	208
Additional paid-in capital	807,603	784,743
Accumulated other comprehensive loss	(61,704)	(58,503)

Treasury stock, at cost: 3.9 million shares at June 30, 2022 and 2.4 million shares at December 31, 2021	(322,874)	(107,800)
Retained earnings (accumulated deficit)	896,332	(71,739)
Total stockholders’ equity	1,319,573	546,909
Total liabilities and stockholders’ equity	$2,216,146	$1,857,712

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net income (loss)	$975,048	$(51,919)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	55,765	55,742
Amortization of acquired intangibles, net	11,495	6,422
Amortization of debt issuance costs and accretion of debt discount	7,231	6,480
Mark-to-market adjustment for acquisition-related obligations	13,569	6,333
Gain on disposal of assets	(2,172)	(4,878)
Accretion on asset retirement obligations	11,901	13,296
Employee benefit plans, net	232	5,744
Deferred income taxes	12,617	3
Stock-based compensation	2,583	3,162
Equity loss in affiliates	3,497	518
Other, net	567	(58)
Changes in operating assets and liabilities	(290,277)	(66,296)
Net cash provided by (used in) operating activities	802,056	(25,451)
Investing activities:
Capital expenditures	(70,012)	(38,039)
Proceeds on disposal of assets	2,511	6,801
Purchases of investment securities	(127,831)	(15,470)
Maturity of investment securities	60,945	7,766
Capital contributions to equity affiliates	(8,525)	(1,895)
Other, net	(4,237)	35
Net cash used in investing activities	(147,149)	(40,802)
Financing activities:
Principal repayments of long-term debt	(450,362)	(7,521)
Principal repayments of financing lease obligations	(1,098)	(1,002)
Debt issuance costs	—	(226)
Common stock repurchases and related expenses	(194,950)	(680)
Proceeds from exercise of stock options	903	—
Proceeds from exercise of warrants	4,486	—
Net cash used in financing activities	(641,021)	(9,429)
Net increase (decrease) in cash and cash equivalents and restricted cash	13,886	(75,682)
Cash and cash equivalents and restricted cash at beginning of period	182,614	244,571
Cash and cash equivalents and restricted cash at end of period	$196,500	$168,889
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	As of June 30,
	2022	2021
Cash and cash equivalents	$161,732	$72,337
Short-term restricted cash (included in Prepaid expenses and other current assets)	9,848	3,794
Long-term restricted cash	24,920	92,758
Total cash and cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$196,500	$168,889

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	(Accumulated Deficit) Retained Earnings	Total Stockholders’ Equity
Balances, December 31, 2020	$206	$779,424	$(111,985)	$(107,014)	$(360,529)	$200,102
Net loss	—	—	—	—	(32,928)	(32,928)
Other comprehensive income, net	—	—	1,484	—	—	1,484
Stock-based compensation and issuance of common stock for share vesting	1	2,182	—	—	—	2,183
Common stock repurchases and related expenses	—	—	—	(680)	—	(680)
Balances, March 31, 2021	$207	$781,606	$(110,501)	$(107,694)	$(393,457)	$170,161
Net loss	—	—	—	—	(18,991)	(18,991)
Other comprehensive income, net	—	—	10,180	—	—	10,180
Stock-based compensation and issuance of common stock for share vesting	1	980	—	—	—	981
Balances, June 30, 2021	$208	$782,586	$(100,321)	$(107,694)	$(412,448)	$162,331

Balances, December 31, 2021	$208	$784,743	$(58,503)	$(107,800)	$(71,739)	$546,909
Net income	—	—	—	—	400,891	400,891
Other comprehensive income, net	—	—	775	—	—	775
Stock-based compensation, issuance of common stock for share vesting, and common stock reissuances	1	(391)	—	1,572	—	1,182
Exercise of stock options	—	891	—	—	—	891
Warrants exercises	1	3,038	—	—	—	3,039
Common stock repurchases and related expenses	—	—	—	(23,840)	—	(23,840)
Balances, March 31, 2022	$210	$788,281	$(57,728)	$(130,068)	$329,152	$929,847
Net income	—	—	—	—	574,157	574,157
Other comprehensive loss, net	—	—	(3,976)	—	—	(3,976)
Stock-based compensation, issuance of common stock for share vesting, and common stock reissuances	—	1,249	—	152	—	1,401
Exercise of stock options	—	11	—	—	—	11
Warrants exercises	6	18,062	—	—	—	18,068
Common stock repurchases and related expenses	—	—	—	(192,958)	—	(192,958)
Cash dividend and dividend equivalents declared ($0.375 per share)	—	—	—	—	(6,977)	(6,977)
Balances, June 30, 2022	$216	$807,603	$(61,704)	$(322,874)	$896,332	$1,319,573
Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

(1) Business and Basis of Presentation
Business

Alpha Metallurgical Resources, Inc. (“Alpha” or the “Company”) is a Tennessee-based mining company with operations across Virginia and West Virginia. With customers across the globe, high-quality reserves and significant port capacity, Alpha is a leading U.S. supplier of metallurgical coal products for the steel industry.

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
The Condensed Consolidated Financial Statements include all wholly-owned subsidiaries’ results of operations for the three and six months ended June 30, 2022 and 2021. All significant intercompany transactions have been eliminated in consolidation.

The accompanying interim Condensed Consolidated Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP as long as the financial statements are not misleading. In the opinion of management, these interim Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or any other period. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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

Recently Adopted Accounting Guidance

Fair Value Measurement: In June 2022, the Financial Accounting Standards Board (the “FASB”) issued Accounting

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
Standards Update (“ASU”) 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). This update clarifies how the fair value of equity securities subject to contractual sale restrictions is determined. Per the update, a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and is not considered in measuring fair value. Additionally, the update requires entities with investments in equity securities subject to contractual sale restrictions to disclose certain qualitative and quantitative information about such securities. The amendments are effective for fiscal years beginning after December 15, 2023, with early application permitted. The Company adopted ASU 2022-03 during the second quarter of 2022. The adoption of this ASU did not have a material impact on the Company’s Condensed Consolidated Financial Statements and related disclosures.

Financial Instruments: In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). This update eliminates the troubled debt restructuring model for creditors that have adopted Topic 326. All loan modifications will now be accounted for under general loan modification guidance and, on a prospective basis, entities will be subject to new disclosure requirements covering modifications of receivables to borrowers experiencing financial difficulty. In addition, entities will be required to prospectively disclose current-period gross write-off information by year of origination. The amendments are effective for fiscal years beginning after December 15, 2022, with early application permitted. The Company adopted ASU 2022-02 during the first quarter of 2022. The adoption of this ASU did not have a material impact on the Company’s Condensed Consolidated Financial Statements and related disclosures.

(2) Discontinued Operations

Discontinued operations consist of activity related to the Company’s former NAPP operations.

Major Financial Statement Components of Discontinued Operations

The loss from discontinued operations before income taxes for the three months ended June 30, 2022 and 2021 was $1,652 and $401, respectively. The loss from discontinued operations before income taxes for the six months ended June 30, 2022 and 2021 was $1,798 and $638, respectively. Refer to the Condensed Consolidated Statements of Operations and Note 5 for loss per share information related to discontinued operations.

The major components of assets and liabilities that are classified as discontinued operations in the Condensed Consolidated Balance Sheets are as follows:

	June 30, 2022	December 31, 2021
Assets:
Prepaid expenses and other current assets	$70	$462
Other non-current assets (1)	$8,508	$8,526

Liabilities:
Trade accounts payable, accrued expenses and other current liabilities	$6,104	$5,838
Workers’ compensation and black lung obligations, non-current	$23,321	$23,683
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

	Three Months Ended June 30, 2022
	Met Coal	Thermal Coal	Total
Export coal revenues	$1,135,757	$10,246	$1,146,003
Domestic coal revenues	162,483	25,772	188,255
Total coal revenues	$1,298,240	$36,018	$1,334,258

	Three Months Ended June 30, 2021
	Met Coal	Thermal Coal	Total
Export coal revenues	$250,324	$5,693	$256,017
Domestic coal revenues	105,235	32,206	137,441
Total coal revenues	$355,559	$37,899	$393,458

	Six Months Ended June 30, 2022
	Met Coal	Thermal Coal	Total
Export coal revenues	$2,023,763	$16,765	$2,040,528
Domestic coal revenues	322,470	40,998	363,468
Total coal revenues	$2,346,233	$57,763	$2,403,996

	Six Months Ended June 30, 2021
	Met Coal	Thermal Coal	Total
Export coal revenues	$493,076	$6,724	$499,800
Domestic coal revenues	205,477	73,633	279,110
Total coal revenues	$698,553	$80,357	$778,910

Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied as of June 30, 2022:

	Remainder of 2022	2023	2024	2025	2026	Total
Estimated coal revenues	$23,281	$32,919	$37,250	$—	$—	$93,450

(4) Accumulated Other Comprehensive Loss
The following tables summarize the changes to accumulated other comprehensive loss during the six months ended June 30, 2022 and 2021:

	Balance January 1, 2022	Other comprehensive income (loss) before reclassifications	Amounts reclassified from accumulated other comprehensive loss	Balance June 30, 2022
Employee benefit costs	$(58,503)	$(4,837)	$1,636	$(61,704)

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Balance January 1, 2021	Other comprehensive income (loss) before reclassifications	Amounts reclassified from accumulated other comprehensive loss	Balance June 30, 2021
Employee benefit costs	$(111,985)	$8,838	$2,826	$(100,321)

The following table summarizes the amounts reclassified from accumulated other comprehensive loss and the Condensed Consolidated Statements of Operations line items affected by the reclassification during the three and six months ended June 30, 2022 and 2021:

Details about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss				Affected line item in the Condensed Consolidated Statements of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Employee benefit costs:
Amortization of net actuarial loss (1)	$871	$1,342	$1,655	$2,826	Miscellaneous income, net
Settlement (1)	(10)	—	(19)	—	Miscellaneous income, net
Total before income tax	$861	$1,342	$1,636	$2,826
Income tax	—	—	—	—	Income tax expense
Total, net of income tax	$861	$1,342	$1,636	$2,826
(1) These accumulated other comprehensive loss components are included in the computation of net periodic benefit costs for certain employee benefit plans. Refer to Note 14.

(5) Net Income (Loss) Per Share
The number of shares used to calculate basic net income (loss) per common share is based on the weighted average number of the Company’s outstanding common shares during the respective period. The number of shares used to calculate diluted net income (loss) per common share is based on the number of common shares used to calculate basic net income (loss) per common share plus the dilutive effect of stock options and other stock-based instruments held by the Company’s employees and directors during the period, and the Company’s outstanding warrants. The dilutive effect of outstanding stock-based instruments is determined by application of the treasury stock method. The stock options and warrants become dilutive for diluted net income (loss) per common share calculations when the market price of the Company’s common stock exceeds the exercise price. As discussed below, dilutive securities are not included in the computation of diluted net loss per common share for the three and six months ended June 30, 2021 as the impact would be anti-dilutive.

For the three months ended June 30, 2022 and 2021, 0 and 942,549 warrants and stock options, respectively, were excluded from the computation of dilutive net income (loss) per common share because they would have been anti-dilutive. For six months ended June 30, 2022 and 2021, 0 and 948,398 warrants, stock options, and other stock-based instruments, respectively, were excluded from the computation of dilutive net loss per common share because they would have been anti-dilutive. When applying the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share are higher than the Company’s average stock price during an applicable period.

Anti-dilution also occurs in periods of a net loss, and the dilutive impact of all share-based compensation awards are excluded. For the three months ended June 30, 2021 the weighted average share impact of stock options and other stock-based instruments that were excluded from the calculation of diluted shares due to the Company incurring a net loss for the period was 313,640. For the six months ended June 30, 2021, the weighted average share impact of stock options and other-stock-based instruments that were excluded from the calculation of diluted shares due to the Company incurring a net loss for the period was 301,684.

The following table presents the net income (loss) per common share for the three and six months ended June 30, 2022 and 2021:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)
Income (loss) from continuing operations	$575,429	$(18,590)	$976,433	$(51,281)
Loss from discontinued operations	(1,272)	(401)	(1,385)	(638)
Net income (loss)	$574,157	$(18,991)	$975,048	$(51,919)

Basic
Weighted average common shares outstanding - basic	18,380,114	18,438,699	18,476,534	18,416,946

Basic income (loss) per common share:
Income (loss) from continuing operations	$31.31	$(1.01)	$52.85	$(2.78)
Loss from discontinued operations	(0.07)	(0.02)	(0.08)	(0.04)
Net income (loss)	$31.24	$(1.03)	$52.77	$(2.82)

Diluted
Weighted average common shares outstanding - basic	18,380,114	18,438,699	18,476,534	18,416,946
Diluted effect of warrants	323,087	—	383,180	—
Diluted effect of stock options	5,544	—	6,331	—
Diluted effect of other stock-based instruments	450,103	—	483,164	—
Weighted average common shares outstanding - diluted	19,158,848	18,438,699	19,349,209	18,416,946

Diluted income (loss) per common share:
Income (loss) from continuing operations	$30.03	$(1.01)	$50.46	$(2.78)
Loss from discontinued operations	(0.06)	(0.02)	(0.07)	(0.04)
Net income (loss)	$29.97	$(1.03)	$50.39	$(2.82)

(6) Inventories, net
Inventories, net consisted of the following:

	June 30, 2022	December 31, 2021
Raw coal	$35,078	$20,347
Saleable coal	96,009	81,240
Materials, supplies and other, net	36,105	27,795
Total inventories, net	$167,192	$129,382

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
(7) Capital Stock

Share Repurchase Program

On March 4, 2022, the Company’s Board of Directors (the “Board”) adopted a share repurchase program that permitted the Company to repurchase up to an aggregate amount of $150,000 of the Company's common stock. On May 3, 2022, the Company’s Board amended the share repurchase program to increase the aggregate amount the Company is permitted to repurchase to an aggregate amount of up to $600,000 of the Company's common stock. Share repurchases may be made from time to time through open market transactions, block trades, tender offers, or otherwise, and has no expiration date. The share repurchase program does not obligate the Company to acquire any particular amount of common stock or to acquire shares on any particular timetable, and the program may be suspended at any time at the Company’s discretion. Repurchases under the program are subject to market and business conditions, levels of available liquidity, the Company’s cash needs, restrictions under agreements or obligations, legal or regulatory requirements or restrictions and other relevant factors. As of June 30, 2022, the Company had repurchased an aggregate of 1,309,362 shares under the plan for an aggregate purchase price of approximately $192,859 (comprised of $192,820 of share repurchases and $39 of related fees).

Dividend Program

On May 3, 2022, the Company‘s Board adopted a dividend policy. Pursuant to this policy, the Board initially intended to pay aggregate cash dividends of $1.50 per share of common stock per year, with $0.375 per share paid each quarter. Refer to Note 18 for subsequent event disclosures related to the Company’s dividend program including an increase to the declared cash dividend per share for the subsequent quarter. The first quarterly dividend payment became payable on July 1, 2022 for holders of record as of June 15, 2022. In addition, pursuant to the terms of certain stock-based compensation awards under the Company’s Management Incentive Plan and Long-Term Incentive Plan, dividend equivalent amounts will become payable at various vesting dates with respect to each share underlying outstanding award.

As of June 30, 2022, the Company recorded a $6,977 dividend payable for the first quarterly dividend declaration, including dividend equivalents, with a reduction to the Company’s retained earnings. Of this dividend payable amount, $6,836 and $141 were included within Accrued expenses and other current liabilities and Other non-current liabilities, respectively, on the Company’s Condensed Consolidated Balance Sheets. We expect any future dividend payments will be targeted to be paid in the first month of each calendar quarter. Any decision to pay future cash dividends will, however, be made by the Board and depend on Alpha’s future earnings and financial condition and other relevant factors.

Warrants

On July 26, 2016, the Company issued 810,811 warrants, which are classified as equity instruments. Pursuant to the underlying warrants agreement, the warrants are exercisable for cash or on a cashless basis at any time until July 26, 2023, and no fractional shares shall be issued upon warrant exercises. Pursuant to the underlying warrants agreement, the exercise price was adjusted as a result of the occurrence of the dividend declaration during the three months ended June 30, 2022. The exercise price was adjusted from $46.911 per share to $46.804 per share as of the June 15, 2022 dividend record date. The warrant share number remained unchanged, at 1.15. Refer to Note 18 for subsequent event disclosures related to the Company’s dividend program which could result in an adjustment to the warrants exercise price and warrants share number.

As of June 30, 2022, 263,718 warrants remained outstanding, with a total of 303,276 shares underlying the un-exercised warrants. For the three and six months ended June 30, 2022, the Company issued 553,296 and 618,157 shares of common stock, respectively, resulting from exercises of its warrants and, pursuant to the terms of the underlying warrants agreement, withheld 168,155 and 168,246 of the issued shares, respectively, in satisfaction of the warrant exercise price and in lieu of fractional shares, which were subsequently reclassified as treasury stock in the amounts of $16,644 and $16,651, respectively.

As of June 30, 2021, 801,370 warrants were outstanding, with a total of 921,576 shares underlying the un-exercised warrants. For the three and six months ended June 30, 2021, there were no warrants exercised.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
(8) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2022	December 31, 2021
Wages and benefits	$73,083	$52,310
Workers’ compensation	10,582	10,582
Black lung	7,235	7,235
Taxes other than income taxes	32,876	30,734
Asset retirement obligations	32,668	32,159
Accrued interest and fees	1,412	14,489
Freight accrual	20,911	15,085
Dividend payable	6,836	—
Other	14,665	12,013
Total accrued expenses and other current liabilities	$200,268	$174,607

(9) Long-Term Debt
Long-term debt consisted of the following:

	June 30, 2022	December 31, 2021
Term Loan Credit Facility - due June 2024	$—	$449,435
Other (1)	4,689	5,311
Debt discount and issuance costs	—	(6,195)
Total long-term debt	$4,689	$448,551
Less current portion	(1,927)	(2,989)
Long-term debt, net of current portion	$2,762	$445,562
(1) Includes financing leases.

Term Loan Credit Facility - due June 2024
On June 14, 2019, the Company entered into a Credit Agreement that provided for a senior secured term loan facility with a maturity date of June 14, 2024 (the “Term Loan Credit Facility”). As of June 30, 2022, there were no outstanding borrowings under the Term Loan Credit Facility as a result of the Company’s voluntary prepayments of $449,435 of outstanding principal borrowings during the first and second quarters of 2022. Effective with the final voluntary prepayment on June 3, 2022, the Credit Agreement was terminated, and the Company was released of all underlying obligations including the Credit Agreement covenants. As December 31, 2021, the carrying value of the Term Loan Credit Facility was $443,241, all of which was classified as long-term within the Condensed Consolidated Balance Sheets.

Second Amended and Restated Asset-Based Revolving Credit Agreement

The Second Amended and Restated Asset-Based Revolving Credit Agreement (“ABL Agreement”) includes a senior secured asset-based revolving credit facility (the “ABL Facility”). Under the ABL Facility, the Company may borrow cash or obtain letters of credit, on a revolving basis, in an aggregate amount of up to $155,000, of which no more than $150,000 may represent outstanding letters of credit ($125,000 on a committed basis and another $25,000 on an uncommitted cash collateralized basis) with any borrowings having a maturity date of December 6, 2024. As of June 30, 2022 and December 31, 2021, there were no outstanding borrowings under the ABL Facility. As of June 30, 2022 and December 31, 2021, the Company had $63,898 and $121,037 letters of credit outstanding under the ABL Facility, respectively.

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

The ABL Facility is guaranteed by substantially all of Alpha’s direct and indirect subsidiaries (together with Alpha, the “Loan Parties”) and secured by all or substantially all assets of the Loan Parties, including equity in Alpha’s direct domestic subsidiaries, as collateral for the obligations under the ABL Facility. The ABL Facility has a first lien on ABL priority collateral and a second lien on Term Loan Priority Collateral. As noted above, the Term Loan Credit Facility was voluntarily prepaid in full on June 3, 2022, and in connection therewith, the Term Loan Priority Collateral has been released in connection therewith, and the ABL Facility’s lien on the Term Loan Priority Collateral is no longer second. The ABL Agreement, as amended, and related documents contain negative and affirmative covenants including certain financial covenants. The Company is in compliance with all covenants under these agreements as of June 30, 2022.

(10) Acquisition-Related Obligations
Acquisition-related obligations consisted of the following:

	June 30, 2022	December 31, 2021
Contingent Revenue Obligation	$32,408	$35,005
Environmental Settlement Obligations	3,849	6,633
Discount	(46)	(233)
Total acquisition-related obligations	$36,211	$41,405
Less current portion	(36,211)	(22,405)
Acquisition-related obligations, net of current portion	$—	$19,000

Contingent Revenue Obligation

As of June 30, 2022 and December 31, 2021, the carrying value of the Contingent Revenue Obligation was $32,408 and $35,005, with $32,408 and $16,005 classified as current, respectively, classified as an acquisition-related obligation in the Condensed Consolidated Balance Sheets. Refer to Note 12 for further disclosures related to the fair value assignment and methods used.

(11) Asset Retirement Obligations

The following table summarizes the changes in asset retirement obligations for the six months ended June 30, 2022:

Total asset retirement obligations at December 31, 2021	$164,172
Accretion for the period	11,901
Revisions in estimated cash flows	(881)
Expenditures for the period	(8,578)
Total asset retirement obligations at June 30, 2022	166,614
Less current portion (1)	(32,668)
Long-term portion	$133,946
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

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
The carrying amounts for cash and cash equivalents, trade accounts receivable, net, prepaid expenses and other current assets, short-term and long-term restricted cash, short-term and long-term deposits, trade accounts payable, short-term and long-term dividend payable, and accrued expenses and other current liabilities approximate fair value as of June 30, 2022 and December 31, 2021 due to the short maturity of these instruments.
The following tables set forth by level, within the fair value hierarchy, the Company’s long-term debt and acquisition-related obligations at fair value as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Environmental Settlement Obligations	$3,803	$3,757	$—	$—	$3,757

	December 31, 2021
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term Loan Credit Facility - due June 2024	$443,241	$447,561	$—	$447,561	$—
Environmental Settlement Obligations	$6,400	$6,270	$—	$—	$6,270
(1) Net of debt discounts and debt issuance costs.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial and non-financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2022 and December 31, 2021. Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the determination of fair value for assets and liabilities and their placement within the fair value hierarchy levels.

	June 30, 2022
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent Revenue Obligation	$32,408	$—	$—	$32,408
Trading securities	$94,794	$—	$94,794	$—

	December 31, 2021
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent Revenue Obligation	$35,005	$—	$—	$35,005
Trading securities	$28,443	$27,075	$1,368	$—

The following tables present a reconciliation of the financial and non-financial assets and liabilities that were accounted for at fair value on a recurring basis and that were categorized within Level 3 of the fair value hierarchy:

	December 31, 2021	Payments	Loss (Gain) Recognized in Earnings (1)	Transfer In (Out) of Level 3 Fair Value Hierarchy	June 30, 2022
Contingent Revenue Obligation	$35,005	$(16,166)	$13,569	$—	$32,408
(1) The loss recognized in earnings resulted primarily from an increase in forecasted future revenue as of June 30, 2022.

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

Level 2 Fair Value Measurements
Term Loan Credit Facility - due June 2024 - The fair value was based on the average between bid and ask prices provided by a third-party. As the fair value was based on observable market inputs and due to limited trading volume in the Term Loan Credit Facility, the Company had classified the fair value within Level 2 of the fair value hierarchy. Effective June 3, 2022, the Term Loan Credit Facility was terminated. Refer to Note 9 for additional information.

Trading Securities - Typically includes certificates of deposit, mutual funds, corporate debt securities, and U.S. treasury and agency securities. The fair values of the Company’s trading securities are obtained from a third-party pricing service provider. The fair values provided by the pricing service provider are based on observable market inputs including credit spreads and broker-dealer quotes, among other inputs. The Company classifies the prices obtained from the pricing services within Level 2 of the fair value hierarchy because the underlying inputs are directly observable from active markets. However, the pricing models used entail a certain amount of subjectivity and therefore differing judgments in how the underlying inputs are modeled could result in different estimates of fair value.

Level 3 Fair Value Measurements

Environmental Settlement Obligations - Observable transactions are not available to aid in determining the fair value of these items. Therefore, the fair value was derived by using the expected present value approach in which estimated cash flows are discounted using a risk-free interest rate adjusted for credit risk (discount rates of approximately 14% and 13% as of June 30, 2022 and December 31, 2021, respectively).

Contingent Revenue Obligation - The fair value of the contingent revenue obligation was estimated using a Black-Scholes pricing model and is marked to market at each reporting period with changes in value reflected in earnings. The inputs included in the Black-Scholes pricing model are the Company's forecasted future revenue, the stated royalty rate, the remaining periods in the obligation, annual risk-free interest rate based on the U.S. Constant Maturity Treasury Curve and annualized volatility. The annualized volatility was calculated by observing volatilities for comparable companies with adjustments for the Company's size and leverage. The range of significant unobservable inputs used to value the Contingent Revenue Obligation as of June 30, 2022 and December 31, 2021, are set forth in the following table:

	June 30, 2022	December 31, 2021
Forecasted future revenue	$3.5 billion	$1.5 - $2.0 billion
Stated royalty rate	1.0% - 1.5%	1.0% - 1.5%
Annualized volatility	22.1% - 42.2% (34.9%)	18.4% - 39.3% (29.9%)

(13) Income Taxes

For the six months ended June 30, 2022, the Company recorded income tax expense of $108,636 on income from continuing operations before income taxes of $1,085,069. The income tax expense differs from the expected statutory amount primarily due to the decrease in the valuation allowance and the permanent impact of percentage depletion and foreign-derived

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
intangible income deductions, partially offset by the impact of state income taxes, net of federal impact. For the six months ended June 30, 2021, the Company recorded income tax expense of $3 on a loss from continuing operations before income taxes of $51,278. The income tax expense differs from the expected statutory amount primarily due to the increase in the valuation allowance and the impact of state income taxes, net of federal impact, partially offset by the permanent impact of percentage depletion deductions.

As a result of generating income before income taxes during the six months ended June 30, 2022, the Company recorded a decrease of $47,365 to its deferred tax asset valuation allowance recorded as of December 31, 2021. The decrease in the valuation allowance results in part from a decrease in deferred tax assets since the prior reporting date of December 31, 2021. The Company currently is relying primarily on the reversal of taxable temporary differences, along with consideration of taxable income via carryback to prior years and tax planning strategies, to support the realization of deferred tax assets. For each reporting period, the Company updates its assessment regarding the realizability of its deferred tax assets, including scheduling the reversal of its deferred tax assets and liabilities, to determine the amount of valuation allowance needed. Scheduling the reversal of deferred tax asset and liability balances requires judgment and estimation. The Company believes the deferred tax liabilities relied upon as future taxable income in its assessment will reverse in the same period and jurisdiction and are of the same character as the temporary differences giving rise to the deferred tax assets that will be realized. The valuation allowance recorded represents the portion of deferred tax assets for which the Company is unable to support realization through the methods described above.

During the six months ended June 30, 2022, the Company paid estimated federal and state income taxes of $109,074. As of June 30, 2022, the Company has recorded a current federal income taxes receivable of $12,064, classified as Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

(14) Employee Benefit Plans
The components of net periodic benefit (credit) cost other than the service cost component for black lung are included in the line item miscellaneous income, net in the Condensed Consolidated Statements of Operations.
Pension

The following table details the components of the net periodic benefit credit for pension obligations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest cost	$4,006	$3,362	$7,990	$6,784
Expected return on plan assets	(7,181)	(7,119)	(14,366)	(14,366)
Amortization of net actuarial loss	571	734	1,055	1,609
Net periodic benefit credit	$(2,604)	$(3,023)	$(5,321)	$(5,973)
During the three months ended June 30, 2022, an annual census data actuarial revaluation of pension obligations was performed, which resulted in an increase in the liability for pension obligations of approximately $4,837 with the offset to accumulated other comprehensive gain and a slight decrease in net periodic benefit to be recognized subsequent to the revaluation date. An annual census data actuarial revaluation of pension obligations was also performed during the three months ended June 30, 2021, which resulted in a decrease in the liability for pension obligations of approximately $8,838 with the offset to accumulated other comprehensive gain and a slight increase in net periodic benefit to be recognized subsequent to the revaluation date.

Black Lung

The following table details the components of the net periodic benefit cost for black lung obligations:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Service cost	$654	$739	$1,308	$1,478
Interest cost	665	607	1,330	1,214
Expected return on plan assets	(13)	(14)	(26)	(28)
Amortization of net actuarial loss	209	522	418	1,044
Net periodic benefit cost	$1,515	$1,854	$3,030	$3,708

(15) Related Party Transactions
There were no material related party transactions for the six months ended June 30, 2022 or 2021.

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

Coal royalty expense was $72,627 and $21,281 for the three months ended June 30, 2022 and 2021, respectively. Coal royalty expense was $129,970 and $40,039 for the six months ended June 30, 2022 and 2021, respectively.

Other Commitments

As of June 30, 2022, the Company has obligations under certain coal purchase agreements that contain minimum quantities to be purchased in the remainder of 2022 and 2023 totaling an estimated $82,185 and $12,099, respectively. The Company also has obligations under certain unconditional purchase obligations totaling $62,095, $59,319, and $86,850 in the remainder of 2022, 2023, and 2024, respectively.

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
As of June 30, 2022, per terms of the Cumberland Back-to-Back Coal Supply Agreements, the Company is required to purchase and sell 1,342 tons of coal in the remainder of 2022 totaling $51,860. For the three months ended June 30, 2022 and 2021, the Company purchased and sold 258 and 760 tons, respectively, totaling $9,936 and $29,487, respectively, under the Cumberland Back-to-Back Coal Supply Agreements. For the six months ended June 30, 2022 and 2021, the Company

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
purchased and sold 677 and 1,460 tons, respectively, totaling $26,121 and $56,553, respectively, under the Cumberland Back-to-Back Coal Supply Agreements. As of June 30, 2022, the Cumberland Back-to-Back Coal Supply Agreements are scheduled to be fully performed by December 31, 2022.
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

As of June 30, 2022, the Company had $63,898 letters of credit outstanding under the Second Amended and Restated Asset-Based Revolving Credit Agreement. Additionally, as of June 30, 2022, the Company had $50 in letters of credit outstanding under the Credit and Security Agreement dated June 30, 2017, and related amendments, between ANR, Inc. and First Tennessee Bank National Association.

As of June 30, 2022, the Company had outstanding surety bonds with a total face amount of $162,339 to secure various obligations and commitments. To secure the Company’s reclamation-related obligations, the Company has $34,678 of collateral in the form of restricted cash, restricted investments, and deposits supporting these obligations as of June 30, 2022.

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

Amounts included in restricted cash provide collateral to secure the following obligations:

	June 30, 2022	December 31, 2021
Workers’ compensation and black lung obligations	$15,755	$70,637
Reclamation-related obligations	929	10,449
Financial payments and other performance obligations	8,236	8,340
Contingent Revenue Obligation escrow	9,848	11,977
Total restricted cash	34,768	101,403
Less current portion (1)	(9,848)	(11,977)
Restricted cash, net of current portion	$24,920	$89,426
(1) Included within Prepaid expenses and other current assets on the Company’s Condensed Consolidated Balance Sheets.

Amounts included in restricted investments provide collateral to secure the following obligations:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	June 30, 2022	December 31, 2021
Workers’ compensation obligations	$59,195	$210
Reclamation-related obligations	33,639	26,225
Financial payments and other performance obligations	1,960	2,008
Total restricted investments (1)	$94,794	$28,443
(1) Classified as trading securities as of June 30, 2022 and December 31, 2021.

Amounts included in deposits provide collateral to secure the following obligations:

	June 30, 2022	December 31, 2021
Reclamation-related obligations	$110	$118
Financial payments and other performance obligations	391	403
Other operating agreements	865	873
Total deposits (1)	$1,366	$1,394
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

Segment operating results and capital expenditures for the three months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30, 2022
	Met	All Other	Consolidated
Total revenues	$1,319,941	$16,471	$1,336,412
Depreciation, depletion, and amortization	$27,203	$527	$27,730
Amortization of acquired intangibles, net	$4,795	$952	$5,747
Adjusted EBITDA	$706,232	$(11,704)	$694,528
Capital expenditures	$40,059	$1,807	$41,866

	Three Months Ended June 30, 2021
	Met	All Other	Consolidated
Total revenues	$377,937	$17,338	$395,275
Depreciation, depletion, and amortization	$25,686	$1,618	$27,304
Amortization of acquired intangibles, net	$2,635	$(82)	$2,553
Adjusted EBITDA	$46,786	$(6,869)	$39,917
Capital expenditures	$17,203	$441	$17,644

Segment operating results and capital expenditures for the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended June 30, 2022
	Met	All Other	Consolidated
Total revenues	$2,375,630	$32,746	$2,408,376
Depreciation, depletion, and amortization	$54,263	$1,502	$55,765
Amortization of acquired intangibles, net	$9,591	$1,904	$11,495
Adjusted EBITDA	$1,219,533	$(21,198)	$1,198,335
Capital expenditures	$67,356	$2,656	$70,012

	Six Months Ended June 30, 2021
	Met	All Other	Consolidated
Total revenues	$737,815	$43,713	$781,528
Depreciation, depletion, and amortization	$52,222	$3,520	$55,742
Amortization of acquired intangibles, net	$6,686	$(264)	$6,422
Adjusted EBITDA	$79,368	$(10,568)	$68,800
Capital expenditures	$37,526	$513	$38,039

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

The following tables present a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022
	Met	All Other	Consolidated
Net income (loss) from continuing operations	$670,801	$(95,372)	$575,429
Interest expense	43	5,175	5,218
Interest income	—	(164)	(164)
Income tax expense	—	69,012	69,012
Depreciation, depletion and amortization	27,203	527	27,730
Non-cash stock compensation expense	—	1,401	1,401
Mark-to-market adjustment - acquisition-related obligations	—	4,208	4,208
Accretion on asset retirement obligations	3,390	2,557	5,947
Amortization of acquired intangibles, net	4,795	952	5,747
Adjusted EBITDA	$706,232	$(11,704)	$694,528

	Three Months Ended June 30, 2021
	Met	All Other	Consolidated
Net income (loss) from continuing operations	$15,042	$(33,632)	$(18,590)
Interest expense	40	17,922	17,962
Interest income	—	(104)	(104)
Income tax expense	—	8	8
Depreciation, depletion and amortization	25,686	1,618	27,304
Non-cash stock compensation expense	6	973	979
Mark-to-market adjustment - acquisition-related obligations	—	3,157	3,157
Accretion on asset retirement obligations	3,377	3,271	6,648
Amortization of acquired intangibles, net	2,635	(82)	2,553
Adjusted EBITDA	$46,786	$(6,869)	$39,917

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
The following tables present a reconciliation of net income (loss) to Adjusted EBITDA for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022
	Met	All Other	Consolidated
Net income (loss) from continuing operations	$1,148,968	$(172,535)	$976,433
Interest expense	92	18,209	18,301
Interest income	(172)	(176)	(348)
Income tax expense	—	108,636	108,636
Depreciation, depletion and amortization	54,263	1,502	55,765
Non-cash stock compensation expense	3	2,580	2,583
Mark-to-market adjustment - acquisition-related obligations	—	13,569	13,569
Accretion on asset retirement obligations	6,788	5,113	11,901
Amortization of acquired intangibles, net	9,591	1,904	11,495
Adjusted EBITDA	$1,219,533	$(21,198)	$1,198,335

	Six Months Ended June 30, 2021
	Met	All Other	Consolidated
Net income (loss) from continuing operations	$13,604	$(64,885)	$(51,281)
Interest expense	83	35,869	35,952
Interest income	(5)	(263)	(268)
Income tax expense	—	3	3
Depreciation, depletion and amortization	52,222	3,520	55,742
Non-cash stock compensation expense	16	3,146	3,162
Mark-to-market adjustment - acquisition-related obligations	—	6,333	6,333
Accretion on asset retirement obligations	6,762	6,534	13,296
Asset impairment and restructuring	—	(561)	(561)
Amortization of acquired intangibles, net	6,686	(264)	6,422
Adjusted EBITDA	$79,368	$(10,568)	$68,800

No asset information has been disclosed as the CODM does not regularly review asset information by reportable segment.

The Company markets produced, processed and purchased coal to customers in the United States and in international markets. Revenue is tracked within the Company’s accounting records based on the product destination. The following tables present additional information on our revenues and top customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total coal revenues	$1,334,258	$393,458	$2,403,996	$778,910
Export coal revenues	$1,146,003	$256,017	$2,040,528	$499,800
Export coal revenues as % of total coal revenues	86%	65%	85%	64%
Countries with export coal revenue exceeding 10% of total revenue	India	India	India	India, Brazil
Top customer as % of total revenue	33%	13%	31%	12%
Top 10 customers as % of total revenue	77%	69%	74%	64%
Number of customers exceeding 10% of total revenue	1	1	1	2

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	As of June 30,
	2022	2021
Number of customers exceeding 10% of total trade accounts receivable, net	2	2

(18) Subsequent Events

On August 4, 2022, the Company’s Board declared a quarterly cash dividend payment of $0.392 per share which will become payable on October 3, 2022 for holders of record as of September 15, 2022. The quarterly cash dividend payment was increased to $0.392 from the previously announced estimate of $0.375. Refer to Note 7 for information regarding the Company’s dividend program.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides a narrative of our results of operations and financial condition for the three and six months ended June 30, 2022 and 2021. The following discussion and analysis contains forward-looking statements and should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and related notes and risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2021. See “Cautionary Note Regarding Forward-Looking Statements” included elsewhere herein.
Market Overview

Concern regarding global steel demand has caused metallurgical coal markets to soften. Indices have retreated from their record highs down to levels that are still considered strong relative to historical averages. Overall weakening of the global economy, the ongoing war between Russia and Ukraine, inflation concerns, and recession fears have all influenced the pricing and movement of coal across the globe. Trade irregularities resulting from the Russian war have created inefficiencies in trade flows as well as an imbalance in the typical pricing hierarchy for coal qualities. The war has created an energy crisis in Europe, which has caused certain thermal coals to command a higher price than premium coking coals in some markets, further challenging pre-pandemic coal market norms.

The Australian Premium Low Volatile index dropped from $480 per metric ton on April 1, 2022, to $302 per metric ton at the end of the second quarter. The U.S. East Coast indices followed a similar downward trajectory, with the High Volatile A index starting the quarter at $480 per metric ton and declining to $330 per metric ton at quarter close on June 30, 2022. U.S. East Coast High Volatile B fell from $455 per metric ton to $320 over the course of the second quarter. Lastly, among the U.S. East Coast indices, the Low Volatile index represented the largest decline of the quarter from $485 per metric ton at the start to $317.50 per metric ton at the end of June. As of late July, all four indices have continued to decrease from their levels at second quarter close.

Global economic indicators reveal slowing growth patterns and demonstrate the effects of the Russian war on certain regions of the world and specific industries. While still in positive territory, Purchasing Managers’ Index (“PMI”) rates for the world, the United States and Europe all ended the quarter at their lowest levels in 22 months or more. The world manufacturing PMI dropped to 52.2 in June, its lowest level in 22 months. The United States PMI index registered its lowest level since July 2020, dropping significantly to 52.7 in June 2022 from a May level of 57.0. Europe’s PMI decreased from 54.6 in May to 52.1 in June, the bottom in a 22-month span. In contrast to the U.S., Europe, and the world average, certain of Alpha’s key markets have remained stable or shown steadier growth. India’s June PMI of 53.9 is down from 54.6 in May but roughly flat as compared to its first quarter levels. After rebounding from contractionary territory at the start of the year, Brazil’s PMI continued to improve in recent months to 54.2 in May and held virtually the same at 54.1 in June. China’s easing of COVID-19 lockdowns resulted in a sharp increase from a contractionary PMI of 48.1 in May to 51.7 in June.

The World Steel Association’s global crude steel production was 158.1 million metric tons in June 2022, a 5.9% decrease as compared to the year-ago period of June 2021. All regions represented in the analysis posted a decline against their June 2021 levels. Among Alpha’s key markets, the European Union’s June 2022 crude steel production of 11.8 million metric tons represented the largest percentage decline (12.2%) in comparison to its year-ago levels. South American production of 3.7 million metric tons was down 4.9% against June 2021. Steel production in North America of 9.6 million metric tons for the month represented a 2.4% decrease as compared to the year-ago period. China produced 90.7 million metric tons in June 2022, a 3.3% decline as compared to June 2021.

The American Iron and Steel Institute’s capacity utilization rate for U.S. steel mills was 78.4% for the week ending July 30, 2022. This is down in comparison to the year-ago period of July 30, 2021 when the capacity utilization rate was 84.4%.

The seaborne thermal coal market has experienced significant volatility since Russia invaded Ukraine in February. The war has affected energy trade flows, especially related to Europe, as many countries have imposed sanctions to ban or curtail imports of Russian oil and coal. As a result, the price of thermal coal has increased substantially above historical averages. The API2 index started the second quarter at $260 per metric ton on April 1, 2022 and rose to $370.35 per metric ton as of quarter close on June 30, 2022. In addition to our existing thermal coal contracts, Alpha sold some incremental domestic thermal shipments in the quarter.

Our realizations and overall financial results depend upon the market prices of our products. As discussed above, prices for metallurgical coal, while still robust, have declined from historic highs in recent months. We therefore expect a commensurate decrease in our coal revenues and margins in the second half of 2022 compared to the first half. If coal prices were to decline further, our future results would be additionally affected.

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

Business Overview

We are a Tennessee-based mining company with operations across Virginia and West Virginia. With customers across the globe, high-quality reserves and significant port capacity, we reliably supply metallurgical coal products to the steel industry. We operate high-quality, cost-competitive coal mines across the CAPP coal basin. As of June 30, 2022, our operations consisted of twenty active mines and eight coal preparation and load-out facilities, with approximately 3,560 employees. We produce, process, and sell met coal and thermal coal. We also sell coal produced by others, some of which is processed and/or blended with coal produced from our mines prior to resale, with the remainder purchased for resale. As of December 31, 2021, we had 351.1 million tons of reserves, including 335.8 million tons of proven and probable metallurgical reserves and 15.3 million tons of proven and probable thermal reserves. Additionally, we had approximately 381.7 million tons of in situ bituminous coal resources.

For the three months ended June 30, 2022 and 2021, sales of met coal were 3.8 million tons and 3.3 million tons, respectively, and accounted for approximately 87% and 83%, respectively, of our coal sales volume. Sales of thermal coal were 0.5 million tons and 0.7 million tons, respectively, and accounted for approximately 13% and 17%, respectively, of our coal sales volume. For the six months ended June 30, 2022 and 2021, sales of met coal were 7.3 million tons and 6.7 million tons, respectively, and accounted for approximately 88% and 83%, respectively, of our coal sales volume. Sales of thermal coal were 1.0 million tons and 1.4 million tons, respectively, and accounted for approximately 12% and 17%, respectively, of our coal sales volume.

Our sales of met coal were made primarily to steel companies in the northeastern and midwestern regions of the United States and in several countries in Asia, Europe, and the Americas. Our sales of thermal coal were made primarily to large utilities and industrial customers throughout the United States. For the three months ended June 30, 2022 and 2021 approximately 86% and 65%, respectively, of our coal revenues were derived from coal sales made to customers outside the United States. For the six months ended June 30, 2022 and 2021 approximately 85% and 64%, respectively, of our total coal revenues were derived from coal sales made to customers outside the United States.

In addition, we generate other revenues from equipment sales, rentals, terminal and processing fees, coal and environmental analysis fees, royalties and the sale of natural gas. We also record freight and handling fulfillment revenue within coal revenues for freight and handling services provided in delivering coal to certain customers, which are a component of the contractual selling price.

As of June 30, 2022, we have one reportable segment: Met. Our Met segment operations consist of high-quality met coal mines, including Deep Mine 41, Road Fork 52, Black Eagle, and Lynn Branch. The coal produced by our Met segment operations is predominantly met coal with some amounts of thermal coal being produced as a byproduct of mining. In addition to the one reportable segment, our All Other category includes general corporate overhead and corporate assets and liabilities, our former CAPP - Thermal operations consisting of one active mine and one preparation plant in West Virginia, and the elimination of certain intercompany activity, as well as expenses associated with certain idled/closed mines. Refer to Note 17 to our Condensed Consolidated Financial Statements for additional disclosures on reportable segments, geographic areas, and export coal revenue information.

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

Factors Affecting Our Results of Operations

Sales Agreements. We manage our commodity price risk for coal sales through the use of coal supply agreements. As of July 22, 2022, we had sales commitments for 2022 as follows:

	Tons	% Priced	Average Realized Price per Ton
Met - Domestic			$189.87
Met - Export			$303.51
Met Total	14.5 million	69%	$260.69
Thermal	1.2 million	100%	$89.91
Met Segment	15.7 million	73%	$240.42
All Other	0.7 million	100%	$83.38

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

Results of Operations

Our results of operations for the three months ended June 30, 2022 and 2021 are discussed in these “Results of Operations” presented below.

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

Revenues

The following table summarizes information about our revenues during the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Increase (Decrease)
(In thousands, except for per ton data)	2022	2021	$ or Tons	%
Coal revenues	$1,334,258	$393,458	$940,800	239.1%
Other revenues	2,154	1,817	337	18.5%
Total revenues	$1,336,412	$395,275	$941,137	238.1%

Tons sold	4,304	4,021	283	7.0%

Coal revenues. Coal revenues increased $940.8 million, or 239.1%, for the three months ended June 30, 2022 compared to the prior year period. The increase was primarily due to higher coal sales realization within our Met segment operations as a result of an improved pricing environment during the current period. Increasing coal demand, resulting from improved economic activity, coupled with a limited supply response contributed to a rise in coal prices. Refer to the “Non-GAAP Coal revenues” section below for further detail on coal revenues for the three months ended June 30, 2022 compared to the prior year period.

Cost and Expenses

The following table summarizes information about our costs and expenses during the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Increase (Decrease)
(In thousands)	2022	2021	$	%
Cost of coal sales (exclusive of items shown separately below)	$625,892	$346,763	$279,129	80.5%
Depreciation, depletion and amortization	27,730	27,304	426	1.6%
Accretion on asset retirement obligations	5,947	6,648	(701)	(10.5)%
Amortization of acquired intangibles, net	5,747	2,553	3,194	125.1%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	18,158	14,645	3,513	24.0%
Total other operating loss (income):
Mark-to-market adjustment for acquisition-related obligations	4,208	3,157	1,051	33.3%
Other income	(1,516)	(3,608)	2,092	58.0%
Total costs and expenses	$686,166	$397,462	$288,704	72.6%

Cost of coal sales. Cost of coal sales increased $279.1 million, or 80.5%, for the three months ended June 30, 2022 compared to the prior year period. The increase was primarily driven by increased rail freight costs, royalties and taxes, salaries and wages expense, and supplies and maintenance expense.
Amortization of acquired intangibles, net. Amortization of acquired intangibles, net increased $3.2 million, or 125.1%, for the three months ended June 30, 2022 compared to the prior year period. The increase was primarily driven by accelerated current period amortization of certain acquired mine permits as a result of an update to the estimated life of the associated mines.

Selling, general and administrative. Selling, general and administrative expenses increased $3.5 million, or 24.0%, for the three months ended June 30, 2022 compared to the prior year period. This increase in expense was primarily related to increases of $2.0 million in incentive pay, $0.9 million in wages and benefits expense, and $0.6 million in stock compensation expense, partially offset by decreases of $0.5 million in professional fees and $0.4 million in severance pay.
Mark-to-market adjustment for acquisition-related obligations. The mark-to-market adjustment for acquisition-related obligations resulted in a decrease to income of $1.1 million for the three months ended June 30, 2022 compared to the prior year period. This decrease was related to the $4.2 million Contingent Revenue Obligation mark-to-market adjustment recorded during the three months ended June 30, 2022 due to changes in underlying fair value assumptions during the current period. Refer to Note 12 for Contingent Revenue Obligation fair value input assumptions.
Other income. Other income decreased $2.1 million, or 58.0%, for the three months ended June 30, 2022 compared to the prior year period, primarily due to a decrease in income on sale of assets in the current period.

Other (Expense) Income
The following table summarizes information about our other (expense) income during the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Increase (Decrease)
(In thousands)	2022	2021	$	%
Other (expense) income:
Interest expense	$(5,218)	$(17,962)	$12,744	70.9%
Interest income	164	104	60	57.7%
Equity loss in affiliates	(2,136)	(384)	(1,752)	(456.3)%
Miscellaneous income, net	1,385	1,847	(462)	(25.0)%
Total other expense, net	$(5,805)	$(16,395)	$10,590	64.6%

Interest expense. Interest expense decreased $12.7 million, or 70.9%, for the three months ended June 30, 2022 compared to the prior year period, primarily due to a decrease in debt outstanding. Refer to Note 9 for additional information.

Income Tax Expense

The following table summarizes information about our income tax expense during the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Increase (Decrease)
(In thousands)	2022	2021	$	%
Income tax expense	$(69,012)	$(8)	$(69,004)	(862,550.0)%

Income taxes. Income tax expense of $69.0 million was recorded for the three months ended June 30, 2022 on income from continuing operations before income taxes of $644.4 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to the decrease in the valuation allowance and the permanent impact of percentage depletion and foreign-derived intangible income deductions.

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

Included below are reconciliations of non-GAAP financial measures to GAAP financial measures.

The following tables summarize certain financial information relating to our coal operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$1,318,661	$15,597	$1,334,258
Less: Freight and handling fulfillment revenues	(156,522)	—	(156,522)
Non-GAAP Coal revenues	$1,162,139	$15,597	$1,177,736
Tons sold	4,050	254	4,304
Non-GAAP Coal sales realization per ton	$286.95	$61.41	$273.64

Cost of coal sales (exclusive of items shown separately below)	$610,224	$15,668	$625,892
Depreciation, depletion and amortization - production (1)	27,202	250	27,452
Accretion on asset retirement obligations	3,390	2,557	5,947
Amortization of acquired intangibles, net	4,795	952	5,747
Total Cost of coal sales	$645,611	$19,427	$665,038
Less: Freight and handling costs	(156,522)	—	(156,522)
Less: Depreciation, depletion and amortization - production (1)	(27,202)	(250)	(27,452)
Less: Accretion on asset retirement obligations	(3,390)	(2,557)	(5,947)
Less: Amortization of acquired intangibles, net	(4,795)	(952)	(5,747)
Less: Idled and closed mine costs	(2,708)	(2,993)	(5,701)
Non-GAAP Cost of coal sales	$450,994	$12,675	$463,669
Tons sold	4,050	254	4,304
Non-GAAP Cost of coal sales per ton	$111.36	$49.90	$107.73
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Three Months Ended June 30, 2022
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$1,318,661	$15,597	$1,334,258
Less: Total Cost of coal sales (per table above)	(645,611)	(19,427)	(665,038)
GAAP Coal margin	$673,050	$(3,830)	$669,220
Tons sold	4,050	254	4,304
GAAP Coal margin per ton	$166.19	$(15.08)	$155.49

GAAP Coal margin	$673,050	$(3,830)	$669,220
Add: Depreciation, depletion and amortization - production (1)	27,202	250	27,452
Add: Accretion on asset retirement obligations	3,390	2,557	5,947
Add: Amortization of acquired intangibles, net	4,795	952	5,747
Add: Idled and closed mine costs	2,708	2,993	5,701
Non-GAAP Coal margin	$711,145	$2,922	$714,067
Tons sold	4,050	254	4,304
Non-GAAP Coal margin per ton	$175.59	$11.50	$165.91
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

	Three Months Ended June 30,		Increase (Decrease)
(In thousands, except for per ton data)	2022	2021	$ or Tons	%
Met segment operations:
Tons sold	4,050	3,748	302	8.1%
Non-GAAP Coal revenues	$1,162,139	$312,510	$849,629	271.9%
Non-GAAP Coal sales realization per ton	$286.95	$83.38	$203.57	244.1%

All Other category:
Tons sold	254	273	(19)	(7.0)%
Non-GAAP Coal revenues	$15,597	$16,502	$(905)	(5.5)%
Non-GAAP Coal sales realization per ton	$61.41	$60.45	$0.96	1.6%

Non-GAAP Coal revenues. Met segment operations non-GAAP coal revenues increased $849.6 million, or 271.9%, for the three months ended June 30, 2022 compared to the prior year period. The increase was primarily due to higher average non-GAAP coal sales realization of 244.1% per ton resulting from an improved pricing environment and an increase in tons sold compared to the prior year period.

All Other category non-GAAP coal revenues decreased $0.9 million, or 5.5%, for the three months ended June 30, 2022 compared to the prior year period primarily due to a slight decrease in tons sold.

	Three Months Ended June 30,		Increase (Decrease)
(In thousands, except for per ton data)	2022	2021	$	%
Met segment operations:
Non-GAAP Cost of coal sales	$450,994	$262,120	$188,874	72.1%
Non-GAAP Cost of coal sales per ton	$111.36	$69.94	$41.42	59.2%
Non-GAAP Coal margin per ton	$175.59	$13.44	$162.15	1,206.5%

All Other category:
Non-GAAP Cost of coal sales	$12,675	$11,675	$1,000	8.6%
Non-GAAP Cost of coal sales per ton	$49.90	$42.77	$7.13	16.7%
Non-GAAP Coal margin per ton	$11.50	$17.68	$(6.18)	(35.0)%

Non-GAAP Cost of coal sales. Met segment operations non-GAAP cost of coal sales increased $188.9 million, or 72.1%, for the three months ended June 30, 2022 compared to the prior year period. The increase was primarily driven by increased rail freight costs, royalties and taxes, supplies and maintenance expense, salaries and wages expense, and an increase in tons sold.

All Other category non-GAAP cost of coal sales increased $1.0 million, or 8.6%, for the three months ended June 30, 2022 compared to the prior year period. The increase was primarily driven by increases in salaries and wages expense and supplies and maintenance expense, partially offset by decreased royalties and taxes and a slight decrease in tons sold.

Our non-GAAP cost of coal sales includes purchased coal costs. In the following tables, we calculate Adjusted cost of produced coal sold as non-GAAP cost of coal sales less purchased coal costs.

	Three Months Ended June 30, 2022
(In thousands, except for per ton data)	Met	All Other	Consolidated
Non-GAAP Cost of coal sales	$450,994	$12,675	$463,669
Less: cost of purchased coal sold	(33,171)	—	(33,171)
Adjusted cost of produced coal sold	$417,823	$12,675	$430,498
Produced tons sold	3,929	254	4,183
Adjusted cost of produced coal sold per ton (1)	$106.34	$49.90	$102.92
(1) Cost of produced coal sold per ton for our operations is calculated as non-GAAP cost of produced coal sold divided by produced tons sold.

	Three Months Ended June 30, 2021
(In thousands, except for per ton data)	Met	All Other	Consolidated
Non-GAAP Cost of coal sales	$262,120	$11,675	$273,795
Less: cost of purchased coal sold	(24,642)	—	(24,642)
Adjusted cost of produced coal sold	$237,478	$11,675	$249,153
Produced tons sold	3,497	273	3,770
Adjusted cost of produced coal sold per ton (1)	$67.91	$42.77	$66.09
(1) Cost of produced coal sold per ton for our operations is calculated as non-GAAP cost of produced coal sold divided by produced tons sold.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that is presented as a supplemental measure and is not intended to replace financial performance or liquidity measures determined in accordance with GAAP. Moreover, this measure is not calculated identically by all companies and therefore may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is presented because management believes it is a useful indicator of the financial performance of our coal operations. The following tables present a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022
(In thousands)	Met	All Other	Consolidated
Net income (loss) from continuing operations	$670,801	$(95,372)	$575,429
Interest expense	43	5,175	5,218
Interest income	—	(164)	(164)
Income tax expense	—	69,012	69,012
Depreciation, depletion and amortization	27,203	527	27,730
Non-cash stock compensation expense	—	1,401	1,401
Mark-to-market adjustment - acquisition-related obligations	—	4,208	4,208
Accretion on asset retirement obligations	3,390	2,557	5,947
Amortization of acquired intangibles, net	4,795	952	5,747
Adjusted EBITDA	$706,232	$(11,704)	$694,528

	Three Months Ended June 30, 2021
(In thousands)	Met	All Other	Consolidated
Net income (loss) from continuing operations	$15,042	$(33,632)	$(18,590)
Interest expense	40	17,922	17,962
Interest income	—	(104)	(104)
Income tax expense	—	8	8
Depreciation, depletion and amortization	25,686	1,618	27,304
Non-cash stock compensation expense	6	973	979
Mark-to-market adjustment - acquisition-related obligations	—	3,157	3,157
Accretion on asset retirement obligations	3,377	3,271	6,648
Amortization of acquired intangibles, net	2,635	(82)	2,553
Adjusted EBITDA	$46,786	$(6,869)	$39,917

The following table summarizes Adjusted EBITDA for our Met segment operations and All Other category:

	Three Months Ended June 30,		Increase (Decrease)
(In thousands)	2022	2021	$	%
Adjusted EBITDA
Met segment operations	$706,232	$46,786	$659,446	1,409.5%
All Other category	(11,704)	(6,869)	(4,835)	(70.4)%
Total	$694,528	$39,917	$654,611	1,639.9%

Met segment operations. Adjusted EBITDA increased $659.4 million, or 1,409.5%, for the three months ended June 30, 2022 compared to the prior year period. The increase in Adjusted EBITDA was primarily driven by increased coal margin and an increase in coal sales volumes.

All Other category. Adjusted EBITDA decreased $4.8 million, or 70.4%, for the three months ended June 30, 2022 compared to the prior year period. The decrease in Adjusted EBITDA was primarily driven by decreased coal margin and a slight decrease in tons sold.

Discontinued Operations
The former NAPP operations results of operations and financial position are reported as discontinued operations in the Condensed Consolidated Financial Statements. Refer to Note 2 for further information on discontinued operations. Refer to Note 16 for disclosures on the Cumberland Back-to-Back Coal Supply Agreements.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

Revenues

The following table summarizes information about our revenues during the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		Increase (Decrease)
(In thousands, except for per ton data)	2022	2021	$ or Tons	%
Coal revenues	$2,403,996	$778,910	$1,625,086	208.6%
Other revenues	4,380	2,618	1,762	67.3%
Total revenues	$2,408,376	$781,528	$1,626,848	208.2%

Tons sold	8,352	8,087	265	3.3%

Coal revenues. Coal revenues increased $1,625.1 million, or 208.6%, for the six months ended June 30, 2022 compared to the prior year period. The increase was primarily due to higher coal sales realization within our Met segment operations as a result of an improved pricing environment during the current period. Increasing coal demand, resulting from improved economic activity, coupled with a limited supply response contributed to a rise in coal prices. Refer to the “Non-GAAP Coal revenues” section below for further detail on coal revenues for the six months ended June 30, 2022 compared to the prior year period.

Cost and Expenses

The following table summarizes information about our costs and expenses during the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2022	2021	$	%
Cost of coal sales (exclusive of items shown separately below)	$1,181,209	$694,191	$487,018	70.2%
Depreciation, depletion and amortization	55,765	55,742	23	—%
Accretion on asset retirement obligations	11,901	13,296	(1,395)	(10.5)%
Amortization of acquired intangibles, net	11,495	6,422	5,073	79.0%
Asset impairment and restructuring	—	(561)	561	100.0%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	33,244	29,627	3,617	12.2%
Total other operating loss (income):
Mark-to-market adjustment for acquisition-related obligations	13,569	6,333	7,236	114.3%
Other income	(2,144)	(4,833)	2,689	55.6%
Total costs and expenses	$1,305,039	$800,217	$504,822	63.1%

Cost of coal sales. Cost of coal sales increased $487.0 million, or 70.2%, for the six months ended June 30, 2022 compared to the prior year period. The increase was primarily driven by increased rail freight costs, royalties and taxes, salaries and wages expense, supplies and maintenance expense, and an increase in tons sold, partially offset by inventory change during the current period.
Amortization of acquired intangibles, net. Amortization of acquired intangibles, net increased $5.1 million, or 79.0%, for the six months ended June 30, 2022 compared to the prior year period. The increase was primarily driven by accelerated current period amortization of certain acquired mine permits as a result of an update to the estimated life of the associated mines.

Selling, general and administrative. Selling, general and administrative expenses increased $3.6 million, or 12.2%, for the six months ended June 30, 2022 compared to the prior year period. This increase in expense was primarily related to increases of $2.1 million in wages and benefits expense and $2.0 million in incentive pay, partially offset by decreases of $0.5 million in professional fees and $0.4 million in severance pay.

Mark-to-market adjustment for acquisition-related obligations. The mark-to-market adjustment for acquisition-related obligations resulted in a decrease to income of $7.2 million for the six months ended June 30, 2022 compared to the prior year period. This decrease was related to the $13.6 million Contingent Revenue Obligation mark-to-market adjustment recorded during the six months ended June 30, 2022 due to changes in underlying fair value assumptions during the current period. Refer to Note 12 for Contingent Revenue Obligation fair value input assumptions.

Other income. Other income decreased $2.7 million, or 55.6%, for the six months ended June 30, 2022 compared to the prior year period, primarily due to a decrease in income on sale of assets in the current period.
Other (Expense) Income
The following table summarizes information about our other (expense) income during the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2022	2021	$	%
Other (expense) income:
Interest expense	$(18,301)	$(35,952)	$17,651	49.1%
Interest income	348	268	80	29.9%
Equity loss in affiliates	(3,497)	(518)	(2,979)	(575.1)%
Miscellaneous income, net	3,182	3,613	(431)	(11.9)%
Total other expense, net	$(18,268)	$(32,589)	$14,321	43.9%

Interest expense. Interest expense decreased $17.7 million, or 49.1%, for the six months ended June 30, 2022 compared to the prior year period, primarily due to a decrease in debt outstanding. Refer to Note 9 for additional information.

Income Tax Expense

The following table summarizes information about our income tax expense during the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2022	2021	$	%
Income tax expense	$(108,636)	$(3)	$(108,633)	(3,621,100.0)%

Income taxes. Income tax expense of $108.6 million was recorded for the six months ended June 30, 2022 on income from continuing operations before income taxes of $1,085.1 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to the decrease in the valuation allowance and the permanent impact of percentage depletion and foreign-derived intangible income deductions.

Income tax expense of $3 thousand was recorded for the six months ended June 30, 2021 on a loss from continuing operations before income taxes of $51.3 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to the increase in the valuation allowance. Refer to Note 13 for additional information.

Non-GAAP Financial Measures

Included below are reconciliations of non-GAAP financial measures to GAAP financial measures.

The following tables summarize certain financial information relating to our coal operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$2,373,001	$30,995	$2,403,996
Less: Freight and handling fulfillment revenues	(300,547)	(18)	(300,565)
Non-GAAP Coal revenues	$2,072,454	$30,977	$2,103,431
Tons sold	7,830	522	8,352
Non-GAAP Coal sales realization per ton	$264.68	$59.34	$251.85

Cost of coal sales (exclusive of items shown separately below)	$1,149,506	$31,703	$1,181,209
Depreciation, depletion and amortization - production (1)	54,262	1,047	55,309
Accretion on asset retirement obligations	6,788	5,113	11,901
Amortization of acquired intangibles, net	9,591	1,904	11,495
Total Cost of coal sales	$1,220,147	$39,767	$1,259,914
Less: Freight and handling costs	(300,547)	(18)	(300,565)
Less: Depreciation, depletion and amortization - production (1)	(54,262)	(1,047)	(55,309)
Less: Accretion on asset retirement obligations	(6,788)	(5,113)	(11,901)
Less: Amortization of acquired intangibles, net	(9,591)	(1,904)	(11,495)
Less: Idled and closed mine costs	(6,312)	(5,639)	(11,951)
Non-GAAP Cost of coal sales	$842,647	$26,046	$868,693
Tons sold	7,830	522	8,352
Non-GAAP Cost of coal sales per ton	$107.62	$49.90	$104.01
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Six Months Ended June 30, 2022
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$2,373,001	$30,995	$2,403,996
Less: Total Cost of coal sales (per table above)	(1,220,147)	(39,767)	(1,259,914)
GAAP Coal margin	$1,152,854	$(8,772)	$1,144,082
Tons sold	7,830	522	8,352
GAAP Coal margin per ton	$147.24	$(16.80)	$136.98

GAAP Coal margin	$1,152,854	$(8,772)	$1,144,082
Add: Depreciation, depletion and amortization - production (1)	54,262	1,047	55,309
Add: Accretion on asset retirement obligations	6,788	5,113	11,901
Add: Amortization of acquired intangibles, net	9,591	1,904	11,495
Add: Idled and closed mine costs	6,312	5,639	11,951
Non-GAAP Coal margin	$1,229,807	$4,931	$1,234,738
Tons sold	7,830	522	8,352
Non-GAAP Coal margin per ton	$157.06	$9.45	$147.84
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

	Six Months Ended June 30,		Increase (Decrease)
(In thousands, except for per ton data)	2022	2021	$	%
Met segment operations:
Tons sold	7,830	7,405	425	5.7%
Non-GAAP Coal revenues	$2,072,454	$612,392	$1,460,062	238.4%
Non-GAAP Coal sales realization per ton	$264.68	$82.70	$181.98	220.0%

All Other category:
Tons sold	522	682	(160)	(23.5)%
Non-GAAP Coal revenues	$30,977	$41,692	$(10,715)	(25.7)%
Non-GAAP Coal sales realization per ton	$59.34	$61.13	$(1.79)	(2.9)%

Non-GAAP Coal revenues. Met segment operations non-GAAP coal revenues increased $1,460.1 million, or 238.4%, for the six months ended June 30, 2022 compared to the prior year period. The increase was primarily due to higher average non-GAAP coal sales realization of 220.0% per ton resulting from an improved pricing environment and an increase in tons sold compared to the prior year period.

All Other category non-GAAP coal revenues decreased $10.7 million, or 25.7%, for the six months ended June 30, 2022 compared to the prior year period primarily due to a decrease in tons sold and a decrease in realization per ton.

	Six Months Ended June 30,		Increase (Decrease)
(In thousands, except for per ton data)	2022	2021	$	%
Met segment operations:
Non-GAAP Cost of coal sales	$842,647	$524,401	$318,246	60.7%
Non-GAAP Cost of coal sales per ton	$107.62	$70.82	$36.80	52.0%
Non-GAAP Coal margin per ton	$157.06	$11.88	$145.18	1,222.1%

All Other category:
Non-GAAP Cost of coal sales	$26,046	$29,283	$(3,237)	(11.1)%
Non-GAAP Cost of coal sales per ton	$49.90	$42.94	$6.96	16.2%
Non-GAAP Coal margin per ton	$9.45	$18.20	$(8.75)	(48.1)%

Non-GAAP Cost of coal sales. Met segment operations non-GAAP cost of coal sales increased $318.2 million, or 60.7%, for the six months ended June 30, 2022 compared to the prior year period. The increase was primarily driven by increased rail freight costs, royalties and taxes, supplies and maintenance expense, salaries and wages expense, and an increase in tons sold, partially offset by inventory change during the current period.

All Other category non-GAAP cost of coal sales decreased $3.2 million, or 11.1%, for the six months ended June 30, 2022 compared to the prior year period. The decrease was primarily driven by a decrease in tons sold, inventory change during the current period, and decreased royalties and taxes, partially offset by increased salaries and wages expense and supplies and maintenance expense.

Our non-GAAP cost of coal sales includes purchased coal costs. In the following tables, we calculate Adjusted cost of produced coal sold as non-GAAP cost of coal sales less purchased coal costs.

	Six Months Ended June 30, 2022
(In thousands, except for per ton data)	Met	All Other	Consolidated
Non-GAAP Cost of coal sales	$842,647	$26,046	$868,693
Less: cost of purchased coal sold	(61,013)	(37)	(61,050)
Adjusted cost of produced coal sold	$781,634	$26,009	$807,643
Produced tons sold	7,582	521	8,103
Adjusted cost of produced coal sold per ton (1)	$103.09	$49.92	$99.67

(1) Cost of produced coal sold per ton for our operations is calculated as non-GAAP cost of produced coal sold divided by produced tons sold.

	Six Months Ended June 30, 2021
(In thousands, except for per ton data)	Met	All Other	Consolidated
Non-GAAP Cost of coal sales	$524,401	$29,283	$553,684
Less: cost of purchased coal sold	(42,906)	—	(42,906)
Adjusted cost of produced coal sold	$481,495	$29,283	$510,778
Produced tons sold	6,921	682	7,603
Adjusted cost of produced coal sold per ton (1)	$69.57	$42.94	$67.18
(1) Cost of produced coal sold per ton for our operations is calculated as non-GAAP cost of produced coal sold divided by produced tons sold.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that is presented as a supplemental measure and is not intended to replace financial performance or liquidity measures determined in accordance with GAAP. Moreover, this measure is not calculated identically by all companies and therefore may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is presented because management believes it is a useful indicator of the financial performance of our coal operations. The following tables present a reconciliation of net income (loss) to Adjusted EBITDA for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022
	Met	All Other	Consolidated
Net income (loss) from continuing operations	$1,148,968	$(172,535)	$976,433
Interest expense	92	18,209	18,301
Interest income	(172)	(176)	(348)
Income tax expense	—	108,636	108,636
Depreciation, depletion and amortization	54,263	1,502	55,765
Non-cash stock compensation expense	3	2,580	2,583
Mark-to-market adjustment - acquisition-related obligations	—	13,569	13,569
Accretion on asset retirement obligations	6,788	5,113	11,901
Amortization of acquired intangibles, net	9,591	1,904	11,495
Adjusted EBITDA	$1,219,533	$(21,198)	$1,198,335

	Six Months Ended June 30, 2021
	Met	All Other	Consolidated
Net income (loss) from continuing operations	$13,604	$(64,885)	$(51,281)
Interest expense	83	35,869	35,952
Interest income	(5)	(263)	(268)
Income tax expense	—	3	3
Depreciation, depletion and amortization	52,222	3,520	55,742
Non-cash stock compensation expense	16	3,146	3,162
Mark-to-market adjustment - acquisition-related obligations	—	6,333	6,333
Accretion on asset retirement obligations	6,762	6,534	13,296
Asset impairment and restructuring	—	(561)	(561)
Amortization of acquired intangibles, net	6,686	(264)	6,422
Adjusted EBITDA	$79,368	$(10,568)	$68,800

The following table summarizes Adjusted EBITDA for our Met segment operations and All Other category:

	Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2022	2021	$	%
Adjusted EBITDA
Met segment operations	$1,219,533	$79,368	$1,140,165	1,436.6%
All Other category	(21,198)	(10,568)	(10,630)	(100.6)%
Total	$1,198,335	$68,800	$1,129,535	1,641.8%

Met segment operations. Adjusted EBITDA increased $1,140.2 million, or 1,436.6%, for the six months ended June 30, 2022 compared to the prior year period. The increase in Adjusted EBITDA was primarily driven by increased coal margin and an increase in coal sales volumes.

All Other category. Adjusted EBITDA decreased $10.6 million, or 100.6%, for the six months ended June 30, 2022 compared to the prior year period. The decrease in Adjusted EBITDA was primarily driven by decreased coal margin and a decrease in tons sold.

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
We believe that cash on hand and cash generated from our operations will be sufficient to meet our working capital requirements, anticipated capital expenditures, debt service requirements, acquisition-related obligations, and reclamation obligations for the next 12 months and the reasonably foreseeable future. The Company may also use cash in accordance with its share repurchase program and dividend program. We rely on a number of assumptions in budgeting for our future activities. These include the costs for mine development to sustain capacity of our operating mines, our cash flows from operations, effects of regulation and taxes by governmental agencies, mining technology improvements and reclamation costs. These assumptions are inherently subject to significant business, political, economic, regulatory, environmental and competitive uncertainties, pending and existing climate-related initiatives, contingencies and risks, all of which are difficult to predict and many of which are beyond our control. Increased scrutiny of ESG matters specific to the coal sector could negatively influence our ability to raise capital in the future and result in a reduced number of surety and insurance providers. We may need to raise additional funds if market conditions deteriorate, and we may not be able to do so in a timely fashion, on terms acceptable to us, or at all; or one or more of our assumptions prove to be incorrect or if we choose to expand our acquisition, exploration, appraisal, or development efforts or any other activity more rapidly than we presently anticipate. Additionally, we may elect to raise additional funds before we need them if the conditions for raising capital are favorable. We may seek to sell equity or debt securities or obtain additional bank credit facilities. The sale of equity securities could result in dilution to our stockholders. The incurrence of additional indebtedness could result in increased fixed obligations and additional covenants that could restrict our operations.

Liquidity

The following table summarizes our total liquidity as of June 30, 2022:

(in thousands)	June 30, 2022
Cash and cash equivalents	$161,732
Credit facility availability (1)	91,102
Total liquidity	$252,834
(1) Comprised of our unused commitments available under the Second Amended and Restated Asset-Based Revolving Credit
Agreement (“ABL Agreement”), subject to limitations described therein.

Cash Collateral

We are required to provide cash collateral to secure our obligations under certain worker’s compensation, black lung, reclamation-related obligations, financial payments and other performance obligations, and other operating agreements. Additionally, we have short-term restricted cash held in escrow related to our Contingent Revenue Obligation (refer to Note 10). Future regulatory changes relating to these obligations could result in increased obligations, additional costs, or additional collateral requirements which could require greater use of alternative sources of funding for this purpose, which would reduce our liquidity. Refer to the DCMWC Reauthorization Process section below for information related to the new authorization process for self-insured coal mine operators being implemented by the U.S. Department of Labor (Division of Coal Mine Workers’ Compensation). As of June 30, 2022, we had the following cash collateral on our Condensed Consolidated Balance Sheets:

(in thousands)	June 30, 2022
Short-term and long-term restricted cash	$34,768
Long-term restricted investments	94,794
Short-term and long-term deposits	1,366
Total cash collateral	$130,928

Off-Balance Sheet Arrangements

We are required to provide financial assurance in order to perform the post-mining reclamation required by our mining permits, pay workers’ compensation claims under workers’ compensation laws in various states, pay federal black lung benefits, and perform certain other obligations. In order to provide the required financial assurance, we generally use surety bonds for post-mining reclamation and workers’ compensation obligations. We also use bank letters of credit to collateralize certain obligations. As of June 30, 2022, we had the following outstanding surety bonds and letters of credit:

(in thousands)	June 30, 2022
Surety bonds	$162,339
Letters of credit (1)	$63,948
(1) The letters of credit outstanding are under the Second Amended and Restated Asset-Based Revolving Credit Agreement dated December 6, 2021 and the Credit and Security Agreement dated June 30, 2017, and related amendments, between ANR, Inc. and First Tennessee Bank National Association.

Refer to Note 16, part (c) for further disclosures on off-balance sheet arrangements.

Debt Financing and Related Transactions

As of June 30, 2022, we had $4.7 million of indebtedness outstanding before debt discount and issuance costs. Our indebtedness is comprised of financing leases and other financing obligations. Our Credit Agreement entered into on June 14, 2019 provided for a senior secured term loan facility with a maturity date of June 14, 2024 (the “Term Loan Credit Facility”). As of June 30, 2022, we had no outstanding borrowings under the Term Loan Credit Facility as a result of voluntary prepayments of $449.4 million of outstanding principal borrowings during the first and second quarters of 2022 in our continued strategic effort to reduce our outstanding debt and strengthen our balance sheet. Effective with the final voluntary prepayment on June 3, 2022, the Credit Agreement was terminated, and we were released of all underlying obligations including the Credit Agreement covenants.

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

During the second quarter of 2022, in connection with our improved financial position, we received a reduction of $40.1 million in collateral requirements under the ABL Facility related to our self-insured workers compensation at certain locations in West Virginia. Additionally, during the second quarter of 2022 and as part of routine surety program review and negotiation, we received a $16.5 million reduction in surety collateral requirements under the ABL Facility, while securing multi-year visibility on surety program terms and conditions. These collateral releases increased our availability under the ABL Facility and thus our financial liquidity.

Refer to Note 9 for additional disclosures on long-term debt.

Acquisition-Related Obligations

At June 30, 2022, we had $36.3 million of acquisition-related obligations outstanding before discount. Our acquisition-related obligations are primarily comprised of the Contingent Revenue Obligation which has an offsetting short-term restricted cash amount held in escrow (refer to Note 10 and Note 16). During the second quarter of 2022, we paid $16.2 million pursuant to the terms of the Contingent Revenue Obligation.

Capital Requirements

We expect to spend between $160.0 million and $190.0 million on capital expenditures during 2022.

Contractual Obligations

Our contractual obligations are discussed in the “Liquidity and Capital Resources—Contractual Obligations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

Our contractual obligations relating to the Term Loan Credit Facility were eliminated during the six months ended June 30, 2022 due to the final voluntary prepayments we made during the period terminating our Credit Agreement. Our contractual obligations relating to the Contingent Revenue Obligation decreased during the six months ended June 30, 2022 primarily as a result of payments made during the period, partially offset by an increase in forecasted future revenue. Our contractual obligations relating to coal purchase commitments increased during the six months ended June 30, 2022 primarily as a result of new agreements during the period. Additionally, our contractual obligations relating to unconditional purchase obligations decreased during the six months ended June 30, 2022 primarily as a result of expected fulfillment of commitments during the current period, partially offset by new agreements. The table below reflects these obligations as of June 30, 2022:

(in thousands)	Remainder of 2022	2023	2024	2025	2026	After 2026	Total
Term Loan Credit Facility (1)	$—	$—	$—	$—	$—	$—	$—
Contingent Revenue Obligation	$—	$34,159	$—	$—	$—	$—	$34,159
Coal purchase commitments	$82,185	$12,099	$—	$—	$—	$—	$94,284
Unconditional purchase obligations (2)	$62,095	$59,319	$86,850	$—	$—	$—	$208,264
(1) On June 3, 2022, the remaining outstanding principal and interest on the Term Loan Credit Facility were eliminated and the underlying Credit Agreement was terminated.
(2) Includes transportation commitments, minimum equipment purchase commitments, and diesel fuel purchase commitments.

Refer to Note 9, Note 10, and Note 16 for additional disclosures on long-term debt, acquisition-related obligations, and other commitments, respectively.

Business Updates

On June 3, 2022, in a significant step in further strengthening our balance sheet, we voluntarily prepaid in full the remaining outstanding principal borrowings of the Term Loan Credit Facility two years ahead of maturity.

On July 28, 2022, S&P Global Ratings upgraded its issuer credit rating on the Company to B from B- following our full repayment of the Term Loan Credit Facility and amid improving credit metrics. The rating outlook was noted as stable. On July 21, 2022, Moody’s Investors Service upgraded our Corporate Family Rating to B2 from B3, upgraded our Probability of Default Rating to B2-PD from B3-PD, assigned a B1 rating to our ABL Facility, and withdrew the B3 rating on our Term Loan Credit Facility following our full repayment. Our Speculative Grade Liquidity Rating remained unchanged at SGL-2. The rating outlook was revised to positive from stable. On March 30, 2022, S&P Global Ratings upgraded its issuer-level rating on our senior secured debt to B from B- amid favorable market indicators and credit metrics. The rating outlook was revised to positive from stable. Should we receive any negative outlook ratings in the future, such negative outlook ratings would result in potential liquidity risks for us, including the risks of declines in our stock value, declines in our cash and cash equivalents, less availability and higher costs of additional credit, and requests for additional collateral by surety providers.

Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Pandemic” for information on the impact of the COVID-19 pandemic on our business.

We continually strive to enhance our capital structure and financial flexibility and reduce cash outflows from operations. As opportunities arise, we will continue to consider the possibility of refinancing, repayment or repurchase of any outstanding debt and amendment of our credit facility, and may consider the sale of other assets or businesses, and such other measures as we believe circumstances warrant. We may decide to pursue or not pursue these opportunities at any time. Access to additional funds from liquidity-generating transactions or other sources of external financing is subject to market conditions and certain limitations, including our credit rating and covenant restrictions in our credit facilities.

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

Income Taxes

During the six months ended June 30, 2022, we paid estimated income taxes of $109.1 million. Refer to Note 13 for further disclosures related to income taxes.

Pension Plans

We expect our minimum required contributions to the pension plans to be $0.5 million in the remainder of 2022. Refer to Note 14 for further disclosures related to this obligation.

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

Share Repurchase Program

Refer to Note 7 and “Unregistered Sales of Equity Securities and Use of Proceeds” for information on the share repurchase program and the shares repurchased during the current period.

Dividend Program

Refer to Note 7 and Note 18 for information related to our dividend program, the cash dividends declared during the current period, and the related subsequent event disclosures.

Cash Flows

Cash, cash equivalents, and restricted cash increased by $13.9 million and decreased by $75.7 million over the six months ended June 30, 2022 and 2021, respectively. The net change in cash, cash equivalents, and restricted cash was attributable to the following:

	Six Months Ended June 30,
	2022	2021
Cash flows (in thousands):
Net cash provided by (used in) operating activities	$802,056	$(25,451)
Net cash used in investing activities	(147,149)	(40,802)
Net cash used in financing activities	(641,021)	(9,429)
Net increase (decrease) in cash and cash equivalents and restricted cash	$13,886	$(75,682)

Operating Activities. The increase in net cash provided by operating activities for the six months ended June 30, 2022 compared to the prior year period was primarily attributable to the improvement in our results from operations as discussed above in “Results of Operations,” partially offset by changes in operating assets and liabilities, primarily attributable to an increase in our working capital. Our working capital increase was primarily driven by an increase in our trade accounts receivable, net.

Investing Activities. The increase in net cash used in investing activities for the six months ended June 30, 2022 compared to the prior year period was primarily driven by increases in our purchases of investment securities and capital expenditures, partially offset by an increase in the maturity of investment securities.

Financing Activities. The increase in net cash used in financing activities for the six months ended June 30, 2022 compared to the prior year period was primarily driven by the voluntary prepayments of our remaining outstanding principal borrowings under the Term Loan Credit Facility and the common stock repurchases under our share repurchase program during the current period (refer to Note 7 and Note 9 for further information).

Analysis of Material Debt Covenants

We are in compliance with all covenants under the ABL Agreement, as of June 30, 2022. A breach of the covenants in the ABL Agreement could result in a default under the terms of such agreement, and the respective lenders could then elect to declare all amounts borrowed due and payable.

Pursuant to the ABL Agreement, during any Liquidity Period (capitalized terms as defined in the ABL Agreement), our Fixed Charge Coverage Ratio cannot be less than 1.0 as of the last day of any Test Period, commencing with the Test Period ended immediately preceding the commencement of such Liquidity Period. The Fixed Charge Coverage Ratio is calculated as (a) Consolidated EBITDA of the Company and its Restricted Subsidiaries for such period, minus non-financed Capital Expenditures (including Capital Expenditures financed with the proceeds of any Loans) paid or payable currently in cash by the

Company or any of its Subsidiaries for such period to (b) the Fixed Charges of the Company and its Restricted Subsidiaries during such period. As of June 30, 2022, we were not in a Liquidity Period.

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
Our critical accounting policies are discussed in the“Critical Accounting Policies and Estimates” section contained in our Annual Report on Form 10-K for the year ended December 31, 2021. Our critical accounting policies remain unchanged at June 30, 2022. Refer to Note 1 for disclosures related to new accounting policies adopted.

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

The market price of diesel fuel fluctuates due to changes in production, seasonality, and other market factors generally outside of our control. Increased fuel costs may have a negative impact on our results of operations and financial condition. Based upon our 2021 diesel fuel consumption (approximately 23.0 million gallons), a 10% increase in the average annual price per gallon of diesel fuel would have increased our annual diesel fuel expense by approximately $5.4 million. As of June 30, 2022, we had diesel fuel purchase commitments for 2022 as follows:

	Budgeted Usage in Gallons (1)	% Priced	Average Realized Price per Gallon
Diesel fuel	24.3 million	74.2%	$2.99
(1) Includes fixed price purchase agreements covering approximately 13.1 million gallons (53.8% of expected 2022 usage).

Interest Rate Risk

As of June 30, 2022, we do not have any outstanding variable rate borrowings with market risk exposure with respect to interest rates. Refer to Note 9 for additional information. Also refer to the“Financial Statements and Supplementary Data—Note 14” section contained in our Annual Report on Form 10-K for the year ended December 31, 2021 for discussion on the terms of our long-term debt.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of June 30, 2022.

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

Dividends on our common stock are only payable if declared by the Company’s Board of Directors (the “Board”) and permitted by Delaware law.

Dividends on our common stock will be paid only if declared by the Board. The Board is not legally obligated or required to declare dividends on our common stock even if we have funds available for that purpose. In addition, even if the Board wishes to declare a dividend, we cannot make payments of cash in respect of dividends to the extent such payments are not permitted under Delaware law. If we do not declare and pay dividends on our common stock as expected, the market price of our common stock is likely to be adversely affected.

If our earnings and cash flow decline materially, we may be unable to continue to pay dividends on our common stock and/or execute our share repurchase program as intended.

Our ability to pay dividends on our common stock and repurchase shares of common stock depends upon on our earnings and cash flows. If our earnings and cash flows were to decline materially, we may be unable to continue to pay dividends in the amounts previously paid, or at all. In addition, in such a circumstance, we may be unable to execute our share repurchase program in part or as a whole.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Policy

On May 3, 2022, the Company’s Board adopted a dividend policy. Pursuant to this policy, the Board initially intended to pay aggregate cash dividends of $1.50 per share of common stock per year, with $0.375 per share paid each quarter. Refer to Note 18 for subsequent event disclosures related to the Company’s dividend program including an increase to the declared cash dividend per share for the subsequent quarter. The holders of the Company’s common stock are entitled to receive such dividends, if any, when they are declared by the Company’s Board. Future dividends are subject to declaration by the Company’s Board and depend on Alpha’s future earnings and financial condition and other relevant factors. Refer to Note 7 for further information related to the Company’s dividend program.

Repurchase of Common Stock

The following table summarizes information about shares of common stock that were repurchased during the second quarter of 2022.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (1),(2),(3)
April 1, 2022 through April 30, 2022	149,483	$139.52	149,483	$180,154
May 1, 2022 through May 31, 2022	549,709	$152.94	549,709	$546,082
June 1, 2022 through June 30, 2022	476,669	$149.68	476,669	$474,732
	1,175,861		1,175,861
(1) On March 4, 2022, the Company’s Board adopted a share repurchase program with no expiration date that permits the Company to repurchase up to an aggregate amount of $150 million of the Company's common stock. On May 3, 2022, the Company’s Board amended the share repurchase program to increase the aggregate amount the Company is permitted to repurchase to an aggregate amount of up to $600 million of the Company's common stock. Refer to Note 7 for additional information.
(2) The Company adopted a capital return program in 2019, including a stock repurchase plan with no expiration date that permitted the Company to repurchase up to an aggregate amount of $100 million of the Company's common stock. The Company suspended this stock repurchase plan on October 1, 2019 and does not currently intend to make further repurchases under it.
(3) We cannot estimate the number of shares that will be repurchased because decisions to purchase are subject to market and business conditions, levels of available liquidity, our cash needs, restrictions under agreements or obligations, legal or regulatory requirements or restrictions, and other relevant factors. This amount does not include $55 thousand of stock repurchase related fees.

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

ALPHA METALLURGICAL RESOURCES, INC.
Date: August 8, 2022	By:	/s/ Charles Andrew Eidson
	Name:	Charles Andrew Eidson
	Title:	President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
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
101*
The following financial information from Alpha Metallurgical Resources, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
** Furnished herewith