Form 10-Q
period 2022-09-30
Alpha Metallurgical Resources, Inc.
filed 2022-11-07
CIK 1704715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of October 31, 2022: 15,943,649

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
•our indebtedness and potential future indebtedness;

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

Part I - Financial Information

Item 1. Financial Statements

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Coal revenues	$867,849	$647,129	$3,271,845	$1,426,039
Other revenues	1,919	1,712	6,299	4,330
Total revenues	869,768	648,841	3,278,144	1,430,369
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	555,502	488,169	1,736,711	1,182,360
Depreciation, depletion and amortization	27,925	24,519	83,690	80,261
Accretion on asset retirement obligations	5,921	6,674	17,822	19,970
Amortization of acquired intangibles, net	4,543	2,980	16,038	9,402
Asset impairment and restructuring	—	—	—	(561)
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	15,095	15,264	48,339	44,891
Total other operating loss (income):
Mark-to-market adjustment for acquisition-related obligations	(2,954)	11,676	10,615	18,009
Other expense (income)	2,713	(457)	569	(5,290)
Total costs and expenses	608,745	548,825	1,913,784	1,349,042
Income from operations	261,023	100,016	1,364,360	81,327
Other (expense) income:
Interest expense	(1,695)	(17,338)	(19,996)	(53,290)
Interest income	1,064	54	1,412	322
Equity loss in affiliates	(4,821)	(643)	(8,318)	(1,161)
Miscellaneous income, net	1,702	1,812	4,884	5,425
Total other expense, net	(3,750)	(16,115)	(22,018)	(48,704)
Income from continuing operations before income taxes	257,273	83,901	1,342,342	32,623
Income tax expense	(5,437)	(208)	(114,073)	(211)
Net income from continuing operations	251,836	83,693	1,228,269	32,412
Discontinued operations:
Income (loss) from discontinued operations before income taxes	1,273	(429)	(525)	(1,067)
Income tax (expense) benefit from discontinued operations	(292)	—	121	—
Income (loss) from discontinued operations	981	(429)	(404)	(1,067)
Net income	$252,817	$83,264	$1,227,865	$31,345

Basic income per common share:
Income from continuing operations	$14.71	$4.54	$68.16	$1.76
Income (loss) from discontinued operations	0.06	(0.03)	(0.02)	(0.06)

Net income	$14.77	$4.51	$68.14	$1.70

Diluted income per common share:
Income from continuing operations	$14.21	$4.43	$65.33	$1.73
Income (loss) from discontinued operations	0.06	(0.03)	(0.02)	(0.06)
Net income	$14.27	$4.40	$65.31	$1.67

Weighted average shares – basic	17,119,328	18,445,709	18,019,161	18,426,639
Weighted average shares – diluted	17,718,517	18,913,352	18,800,674	18,783,643

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$252,817	$83,264	$1,227,865	$31,345
Other comprehensive income, net of tax:
Employee benefit plans:
Amortization of and adjustments to employee benefit costs	$818	$1,413	$(2,383)	$13,077
Income tax expense	—	—	—	—
Total other comprehensive income (loss), net of tax	$818	$1,413	$(2,383)	$13,077
Total comprehensive income	$253,635	$84,677	$1,225,482	$44,422
Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$404,430	$81,211
Trade accounts receivable, net of allowance for doubtful accounts of $375 and $393 as of September 30, 2022 and December 31, 2021, respectively	487,352	489,241
Inventories, net	178,559	129,382
Prepaid expenses and other current assets	76,999	47,690
Current assets - discontinued operations	57	462
Total current assets	1,147,397	747,986
Property, plant, and equipment, net of accumulated depreciation and amortization of $497,149 and $443,856 as of September 30, 2022 and December 31, 2021, respectively	404,171	362,218
Owned and leased mineral rights, net of accumulated depletion and amortization of $73,446 and $52,444 as of September 30, 2022 and December 31, 2021, respectively	423,763	444,302
Other acquired intangibles, net of accumulated amortization of $50,259 and $34,221 as of September 30, 2022 and December 31, 2021, respectively	58,561	74,197
Long-term restricted investments	92,384	28,443
Long-term restricted cash	31,724	89,426
Other non-current assets	93,332	102,614
Non-current assets - discontinued operations	8,521	8,526
Total assets	$2,259,853	$1,857,712
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,711	$2,989
Trade accounts payable	101,584	90,090
Acquisition-related obligations – current	30,131	22,405
Accrued expenses and other current liabilities	203,902	174,607
Current liabilities - discontinued operations	4,014	5,838
Total current liabilities	341,342	295,929
Long-term debt	2,987	445,562
Acquisition-related obligations - long-term	—	19,000
Workers’ compensation and black lung obligations	200,827	208,193
Pension obligations	152,184	159,930
Asset retirement obligations	135,082	132,013
Deferred income taxes	11,723	317
Other non-current liabilities	20,794	26,176
Non-current liabilities - discontinued operations	23,245	23,683
Total liabilities	888,184	1,310,803
Commitments and Contingencies (Note 16)
Stockholders’ Equity
Preferred stock - par value $0.01, 5.0 million shares authorized, none issued	—	—
Common stock - par value $0.01, 50.0 million shares authorized, 21.6 million issued and 16.3 million outstanding at September 30, 2022 and 20.8 million issued and 18.4 million outstanding at December 31, 2021	217	208
Additional paid-in capital	811,012	784,743
Accumulated other comprehensive loss	(60,886)	(58,503)

Treasury stock, at cost: 5.3 million shares at September 30, 2022 and 2.4 million shares at December 31, 2021	(521,094)	(107,800)
Retained earnings (accumulated deficit)	1,142,420	(71,739)
Total stockholders’ equity	1,371,669	546,909
Total liabilities and stockholders’ equity	$2,259,853	$1,857,712

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net income	$1,227,865	$31,345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	83,690	80,261
Amortization of acquired intangibles, net	16,038	9,402
Amortization of debt issuance costs and accretion of debt discount	7,757	9,351
Mark-to-market adjustment for acquisition-related obligations	10,615	18,009
Gain on disposal of assets	(2,607)	(5,342)
Accretion on asset retirement obligations	17,822	19,970
Employee benefit plans, net	1,312	6,685
Deferred income taxes	11,406	(1)
Stock-based compensation	4,103	4,351
Equity loss in affiliates	8,318	1,161
Other, net	432	(3,938)
Changes in operating assets and liabilities	(87,714)	(100,681)
Net cash provided by operating activities	1,299,037	70,573
Investing activities:
Capital expenditures	(103,351)	(60,386)
Proceeds on disposal of assets	3,010	7,471
Purchases of investment securities	(181,539)	(15,474)
Maturity of investment securities	117,380	10,508
Capital contributions to equity affiliates	(13,832)	(4,473)
Other, net	(4,232)	52
Net cash used in investing activities	(182,564)	(62,302)
Financing activities:
Repurchases of long-term debt	—	(18,415)
Principal repayments of long-term debt	(450,484)	(61,869)
Dividend and dividend equivalents paid	(6,807)	—
Common stock repurchases and related expenses	(391,166)	(786)
Proceeds from exercise of warrants	4,771	—
Other, net	(447)	(1,846)
Net cash used in financing activities	(844,133)	(82,916)
Net increase (decrease) in cash and cash equivalents and restricted cash	272,340	(74,645)
Cash and cash equivalents and restricted cash at beginning of period	182,614	244,571
Cash and cash equivalents and restricted cash at end of period	$454,954	$169,926
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	As of September 30,
	2022	2021
Cash and cash equivalents	$404,430	$78,283
Short-term restricted cash (included in Prepaid expenses and other current assets)	18,800	7,642
Long-term restricted cash	31,724	84,001
Total cash and cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$454,954	$169,926

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	(Accumulated Deficit) Retained Earnings	Total Stockholders’ Equity
Balances, December 31, 2020	$206	$779,424	$(111,985)	$(107,014)	$(360,529)	$200,102
Net loss	—	—	—	—	(32,928)	(32,928)
Other comprehensive income, net	—	—	1,484	—	—	1,484
Stock-based compensation and issuance of common stock for share vesting	1	2,182	—	—	—	2,183
Common stock repurchases and related expenses	—	—	—	(680)	—	(680)
Balances, March 31, 2021	$207	$781,606	$(110,501)	$(107,694)	$(393,457)	$170,161
Net loss	—	—	—	—	(18,991)	(18,991)
Other comprehensive income, net	—	—	10,180	—	—	10,180
Stock-based compensation and issuance of common stock for share vesting	1	980	—	—	—	981
Balances, June 30, 2021	$208	$782,586	$(100,321)	$(107,694)	$(412,448)	$162,331
Net income	—	—	—	—	83,264	83,264
Other comprehensive income, net	—	—	1,413	—	—	1,413
Stock-based compensation and issuance of common stock for share vesting	—	1,189	—	—	—	1,189
Warrant exercises	—	6	—	—	—	6
Common stock repurchases and related expenses	—	—	—	(106)	—	(106)
Balances, September 30, 2021	$208	$783,781	$(98,908)	$(107,800)	$(329,184)	$248,097

Balances, December 31, 2021	$208	$784,743	$(58,503)	$(107,800)	$(71,739)	$546,909
Net income	—	—	—	—	400,891	400,891
Other comprehensive income, net	—	—	775	—	—	775
Stock-based compensation, issuance of common stock for share vesting, and common stock reissuances	1	(391)	—	1,572	—	1,182
Exercise of stock options	—	891	—	—	—	891
Warrants exercises	1	3,038	—	—	—	3,039
Common stock repurchases and related expenses	—	—	—	(23,840)	—	(23,840)
Balances, March 31, 2022	$210	$788,281	$(57,728)	$(130,068)	$329,152	$929,847
Net income	—	—	—	—	574,157	574,157
Other comprehensive loss, net	—	—	(3,976)	—	—	(3,976)
Stock-based compensation, issuance of common stock for share vesting, and common stock reissuances	—	1,249	—	152	—	1,401
Exercise of stock options	—	11	—	—	—	11
Warrants exercises	6	18,062	—	—	—	18,068
Common stock repurchases and related expenses	—	—	—	(192,958)	—	(192,958)
Cash dividend and dividend equivalents declared ($0.375 per share)	—	—	—	—	(6,977)	(6,977)
Balances, June 30, 2022	$216	$807,603	$(61,704)	$(322,874)	$896,332	$1,319,573

Net income	—	—	—	—	252,817	252,817
Other comprehensive income, net	—	—	818	—	—	818
Stock-based compensation, issuance of common stock for share vesting, and common stock reissuances	—	1,176	—	344	—	1,520
Exercise of stock options	—	270	—	—	—	270
Warrants exercises	1	1,963	—	—	—	1,964
Common stock repurchases and related expenses	—	—	—	(198,564)	—	(198,564)
Cash dividend and dividend equivalents declared ($0.392 per share)	—	—	—	—	(6,729)	(6,729)
Balances, September 30, 2022	$217	$811,012	$(60,886)	$(521,094)	$1,142,420	$1,371,669
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

Basis of Presentation

Together, the condensed consolidated statements of operations, comprehensive income, balance sheets, cash flows and stockholders’ equity for the Company are referred to as the “Condensed Consolidated Financial Statements.” The Condensed Consolidated Financial Statements are also referenced across periods as “Condensed Consolidated Statements of Operations,” “Condensed Consolidated Statements of Comprehensive Income,” “Condensed Consolidated Balance Sheets,” “Condensed Consolidated Statements of Cash Flows,” and “Condensed Consolidated Statements of Stockholders’ Equity.” The Company’s former Northern Appalachia (“NAPP”) operations results of operations and financial position are reported as discontinued operations in the Condensed Consolidated Financial Statements. Refer to Note 2 for further information on discontinued operations.
The Condensed Consolidated Financial Statements include all wholly-owned subsidiaries’ results of operations for the three and nine months ended September 30, 2022 and 2021. All significant intercompany transactions have been eliminated in consolidation.

The accompanying interim Condensed Consolidated Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP as long as the financial statements are not misleading. In the opinion of management, these interim Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or any other period. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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

Recently Adopted Accounting Guidance

Liabilities: In September 2022, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations (“ASU 2022-04”). This update enhances transparency about an entity’s use of supplier finance programs. The ASU requires entities to disclose information about the key terms of the program, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts during each annual period, and a description of where in the financial statements outstanding amounts are presented. The amendments are effective for fiscal years beginning after December 15, 2022, with

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
early application permitted. The Company adopted ASU 2022-04 during the third quarter of 2022. The adoption of this ASU did not have a material impact on the Company’s Condensed Consolidated Financial Statements and related disclosures.

Fair Value Measurement: In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). This update clarifies how the fair value of equity securities subject to contractual sale restrictions is determined. Per the update, a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and is not considered in measuring fair value. Additionally, the update requires entities with investments in equity securities subject to contractual sale restrictions to disclose certain qualitative and quantitative information about such securities. The amendments are effective for fiscal years beginning after December 15, 2023, with early application permitted. The Company adopted ASU 2022-03 during the second quarter of 2022. The adoption of this ASU did not have a material impact on the Company’s Condensed Consolidated Financial Statements and related disclosures.

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

Major Financial Statement Components of Discontinued Operations

The income (loss) from discontinued operations before income taxes for the three months ended September 30, 2022 and 2021 was $1,273 and ($429), respectively. The loss from discontinued operations before income taxes for the nine months ended September 30, 2022 and 2021 was $525 and $1,067, respectively. Refer to the Condensed Consolidated Statements of Operations and Note 5 for income (loss) per share information related to discontinued operations.

The major components of assets and liabilities that are classified as discontinued operations in the Condensed Consolidated Balance Sheets are as follows:

	September 30, 2022	December 31, 2021
Assets:
Prepaid expenses and other current assets	$57	$462
Other non-current assets (1)	$8,521	$8,526

Liabilities:
Trade accounts payable, accrued expenses and other current liabilities	$4,014	$5,838
Workers’ compensation and black lung obligations, non-current	$23,245	$23,683
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

	Three Months Ended September 30, 2022
	Met Coal	Thermal Coal	Total
Export coal revenues	$602,314	$39,031	$641,345
Domestic coal revenues	192,301	34,203	226,504
Total coal revenues	$794,615	$73,234	$867,849

	Three Months Ended September 30, 2021
	Met Coal	Thermal Coal	Total
Export coal revenues	$503,566	$13,311	$516,877
Domestic coal revenues	92,115	38,137	130,252
Total coal revenues	$595,681	$51,448	$647,129

	Nine Months Ended September 30, 2022
	Met Coal	Thermal Coal	Total
Export coal revenues	$2,626,077	$55,796	$2,681,873
Domestic coal revenues	514,771	75,201	589,972
Total coal revenues	$3,140,848	$130,997	$3,271,845

	Nine Months Ended September 30, 2021
	Met Coal	Thermal Coal	Total
Export coal revenues	$996,642	$20,035	$1,016,677
Domestic coal revenues	297,592	111,770	409,362
Total coal revenues	$1,294,234	$131,805	$1,426,039

Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied as of September 30, 2022:

	Remainder of 2022	2023	2024	2025	2026	Total
Estimated coal revenues	$11,388	$32,919	$37,250	$—	$—	$81,557

(4) Accumulated Other Comprehensive Loss
The following tables summarize the changes to accumulated other comprehensive loss during the nine months ended September 30, 2022 and 2021:

	Balance January 1, 2022	Other comprehensive income (loss) before reclassifications	Amounts reclassified from accumulated other comprehensive loss	Balance September 30, 2022
Employee benefit costs	$(58,503)	$(4,837)	$2,454	$(60,886)

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Balance January 1, 2021	Other comprehensive income (loss) before reclassifications	Amounts reclassified from accumulated other comprehensive loss	Balance September 30, 2021
Employee benefit costs	$(111,985)	$8,838	$4,239	$(98,908)

The following table summarizes the amounts reclassified from accumulated other comprehensive loss and the Condensed Consolidated Statements of Operations line items affected by the reclassification during the three and nine months ended September 30, 2022 and 2021:

Details about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss				Affected line item in the Condensed Consolidated Statements of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Employee benefit costs:
Amortization of net actuarial loss (1)	$828	$1,413	$2,483	$4,239	Miscellaneous income, net
Settlement (1)	(10)	—	(29)	—	Miscellaneous income, net
Total before income tax	$818	$1,413	$2,454	$4,239
Income tax	—	—	—	—	Income tax expense
Total, net of income tax	$818	$1,413	$2,454	$4,239
(1) These accumulated other comprehensive loss components are included in the computation of net periodic benefit costs for certain employee benefit plans. Refer to Note 14.

(5) Net Income Per Share
The number of shares used to calculate basic net income per common share is based on the weighted average number of the Company’s outstanding common shares during the respective period. The number of shares used to calculate diluted net income per common share is based on the number of common shares used to calculate basic net income per common share plus the dilutive effect of stock options and other stock-based instruments held by the Company’s employees and directors during the period, and the Company’s outstanding warrants. The dilutive effect of outstanding stock-based instruments is determined by application of the treasury stock method. The stock options and warrants become dilutive for diluted net income per common share calculations when the market price of the Company’s common stock exceeds the exercise price. Anti-dilution also occurs in periods of a net loss, and the dilutive impact of all warrants and share-based compensation awards are excluded.

For the three months ended September 30, 2022 and 2021, 0 and 942,408 warrants and stock options respectively, were excluded from the computation of dilutive net income per common share because they would have been anti-dilutive. For nine months ended September 30, 2022 and 2021, 0 and 948,351 warrants, stock options, and other stock-based instruments, respectively, were excluded from the computation of dilutive net income per common share because they would have been anti-dilutive. When applying the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share are higher than the Company’s average stock price during an applicable period.

The following table presents the net income per common share for the three and nine months ended September 30, 2022 and 2021:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income
Income from continuing operations	$251,836	$83,693	$1,228,269	$32,412
Income (loss) from discontinued operations	981	(429)	(404)	(1,067)
Net income	$252,817	$83,264	$1,227,865	$31,345

Basic
Weighted average common shares outstanding - basic	17,119,328	18,445,709	18,019,161	18,426,639

Basic income per common share:
Income from continuing operations	$14.71	$4.54	$68.16	$1.76
Income (loss) from discontinued operations	0.06	(0.03)	(0.02)	(0.06)
Net income	$14.77	$4.51	$68.14	$1.70

Diluted
Weighted average common shares outstanding - basic	17,119,328	18,445,709	18,019,161	18,426,639
Diluted effect of warrants	170,827	—	312,395	—
Diluted effect of stock options	2,043	1,938	4,902	1,654
Diluted effect of other stock-based instruments	426,319	465,705	464,216	355,350
Weighted average common shares outstanding - diluted	17,718,517	18,913,352	18,800,674	18,783,643

Diluted income per common share:
Income from continuing operations	$14.21	$4.43	$65.33	$1.73
Income (loss) from discontinued operations	0.06	(0.03)	(0.02)	(0.06)
Net income	$14.27	$4.40	$65.31	$1.67

(6) Inventories, net
Inventories, net consisted of the following:

	September 30, 2022	December 31, 2021
Raw coal	$38,145	$20,347
Saleable coal	100,655	81,240
Materials, supplies and other, net	39,759	27,795
Total inventories, net	$178,559	$129,382

(7) Capital Stock

Share Repurchase Program

On March 4, 2022, the Company’s Board of Directors (the “Board”) adopted a share repurchase program that permitted the Company to repurchase up to an aggregate amount of $150,000 of the Company's common stock. On May 3, 2022, the Company’s Board amended the share repurchase program to increase the aggregate amount the Company is permitted to repurchase to $600,000 of the Company's common stock. Share repurchases may be made from time to time through open market transactions, block trades, tender offers, or otherwise, and the program has no expiration date. The share repurchase

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
program does not obligate the Company to acquire any particular amount of common stock or to acquire shares on any particular timetable, and the program may be suspended at any time at the Company’s discretion. Repurchases under the program are subject to market and business conditions, available liquidity, the Company’s cash needs, restrictions under agreements or obligations, legal or regulatory requirements or restrictions and other relevant factors. As of September 30, 2022, the Company had repurchased an aggregate of 2,731,489 shares under the plan for an aggregate purchase price of approximately $389,163 (comprised of $389,081 of share repurchases and $82 of related fees). Refer to Note 18 for subsequent event disclosures related to an increase in the aggregate amount permitted to be repurchased under the share repurchase program.

Dividend Program

On May 3, 2022, the Company‘s Board adopted a dividend policy. Pursuant to this policy, the Board initially intended to pay aggregate cash dividends of $1.50 per share of common stock per year, with $0.375 per share paid each quarter. On August 4, 2022 the Company’s Board increased the quarterly dividend amount to $0.392 per share. In addition, pursuant to the terms of certain stock-based compensation awards under the Company’s Management Incentive Plan and Long-Term Incentive Plan, dividend equivalent amounts for each quarterly dividend will become payable at various vesting dates with respect to each underlying outstanding award.

The Company’s Board declared the following dividends on the Company’s common stock during the nine months ended September 30, 2022:

Dividend per share	Dividends Paid (1)	Declaration Date	Holders of Record Date	Payable Date
$0.375	$6,773	May 3, 2022	June 15, 2022	July 1, 2022
$0.392	$6,522	August 4, 2022	September 15, 2022	October 3, 2022
(1) Excludes dividend equivalents paid or accrued of $411 as of September 30, 2022. As of September 30, 2022, a related $6,522 balance was held on deposit to facilitate the dividend payment on October 3, 2022 which was included within Prepaid expenses and other current assets on the Company’s Condensed Consolidated Balance Sheets.

The Company expects any future dividend payments will be targeted to be paid in the first month of each calendar quarter. Any decisions as to whether and when to pay future cash dividends will, however, be made by the Board and depend on the Company’s future earnings and financial condition and other relevant factors. Refer to Note 18 for subsequent event disclosures related to the Company’s dividend program which includes the declaration of the quarterly cash dividend and a one-time, special dividend.

Warrants

On July 26, 2016, the Company issued 810,811 warrants, which are classified as equity instruments. Pursuant to the underlying warrants agreement, the warrants are exercisable for cash or on a cashless basis at any time until July 26, 2023, and no fractional shares shall be issued upon warrant exercises. Pursuant to the underlying warrants agreement, the exercise price was adjusted from $46.911 per share to $46.804 per share as of the June 15, 2022 dividend record date as a result of the occurrence of the dividend declaration on May 3, 2022. The warrant share number remained unchanged, at 1.15. The exercise price was subsequently adjusted from $46.804 per share to $46.679 per share and the warrant share number was adjusted from 1.15 to 1.16 as of the September 15, 2022 dividend record date as a result of the occurrence of the dividend declaration on August 4, 2022. Refer to Note 18 for subsequent event disclosures related to the Company’s dividend program which could result in an additional adjustment to the warrants exercise price and warrants share number.

As of September 30, 2022, 211,477 warrants remained outstanding, with a total of 245,313 shares underlying the un-exercised warrants. For the three and nine months ended September 30, 2022, the Company issued 60,084 and 678,241 shares of common stock, respectively, resulting from exercises of its warrants and, pursuant to the terms of the underlying warrants agreement, withheld 18,151 and 186,397 of the issued shares, respectively, in satisfaction of the warrant exercise price and in lieu of fractional shares, which were subsequently reclassified as treasury stock in the amounts of $1,680 and $18,331, respectively.

As of September 30, 2021, 801,248 warrants were outstanding, with a total of 921,435 shares underlying the un-exercised warrants. For the three and nine months ended September 30, 2021, the Company issued 140 shares of common stock resulting

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
from exercises of its warrants and, pursuant to the terms of the underlying warrants agreement, withheld 16 of the issued shares in satisfaction of the warrant exercise price and in lieu of fractional shares.

(8) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2022	December 31, 2021
Wages and benefits	$88,130	$52,310
Workers’ compensation	10,582	10,582
Black lung	7,235	7,235
Taxes other than income taxes	28,006	30,734
Asset retirement obligations	33,533	32,159
Accrued interest and fees	1,035	14,489
Freight accrual	12,007	15,085
Dividend payable	6,649	—
Other	16,725	12,013
Total accrued expenses and other current liabilities	$203,902	$174,607

(9) Long-Term Debt
Long-term debt consisted of the following:

	September 30, 2022	December 31, 2021
Term Loan Credit Facility - due June 2024	$—	$449,435
Other (1)	4,698	5,311
Debt discount and issuance costs	—	(6,195)
Total long-term debt	$4,698	$448,551
Less current portion	(1,711)	(2,989)
Long-term debt, net of current portion	$2,987	$445,562
(1) Includes financing leases.

Term Loan Credit Facility - due June 2024
On June 14, 2019, the Company entered into a Credit Agreement that provided for a senior secured term loan facility with a maturity date of June 14, 2024 (the “Term Loan Credit Facility”). As of September 30, 2022, there were no outstanding borrowings under the Term Loan Credit Facility as a result of the Company’s voluntary prepayments of $449,435 of outstanding principal borrowings during the first and second quarters of 2022. Effective with the final voluntary prepayment on June 3, 2022, the Credit Agreement was terminated, and the Company was released of all underlying obligations including the Credit Agreement covenants. As December 31, 2021, the carrying value of the Term Loan Credit Facility was $443,241, all of which was classified as long-term within the Condensed Consolidated Balance Sheets.

Second Amended and Restated Asset-Based Revolving Credit Agreement

The Second Amended and Restated Asset-Based Revolving Credit Agreement (“ABL Agreement”) includes a senior secured asset-based revolving credit facility (the “ABL Facility”). Under the ABL Facility, the Company may borrow cash or obtain letters of credit, on a revolving basis, in an aggregate amount of up to $155,000, of which no more than $150,000 may represent outstanding letters of credit ($125,000 on a committed basis and another $25,000 on an uncommitted cash collateralized basis) with any borrowings having a maturity date of December 6, 2024. As of September 30, 2022 and December 31, 2021, there were no outstanding borrowings under the ABL Facility. As of September 30, 2022 and December 31, 2021, the Company had $63,898 and $121,037 letters of credit outstanding under the ABL Facility, respectively.

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

The ABL Facility is guaranteed by substantially all of Alpha’s direct and indirect subsidiaries (together with Alpha, the “Loan Parties”) and secured by all or substantially all assets of the Loan Parties, including equity in Alpha’s direct domestic subsidiaries, as collateral for the obligations under the ABL Facility. The ABL Facility has a first lien on ABL priority collateral and a second lien on Term Loan Priority Collateral. As noted above, the Term Loan Credit Facility was voluntarily prepaid in full on June 3, 2022, and in connection therewith, the Term Loan Priority Collateral has been released in connection therewith, and the ABL Facility’s lien on the Term Loan Priority Collateral is no longer second. The ABL Agreement, as amended, and related documents contain negative and affirmative covenants including certain financial covenants. The Company is in compliance with all covenants under these agreements as of September 30, 2022.

(10) Acquisition-Related Obligations
Acquisition-related obligations consisted of the following:

	September 30, 2022	December 31, 2021
Contingent Revenue Obligation	$29,454	$35,005
Environmental Settlement Obligations	677	6,633
Discount	—	(233)
Total acquisition-related obligations	$30,131	$41,405
Less current portion	(30,131)	(22,405)
Acquisition-related obligations, net of current portion	$—	$19,000

Contingent Revenue Obligation

As of September 30, 2022 and December 31, 2021, the carrying value of the Contingent Revenue Obligation was $29,454 and $35,005, with $29,454 and $16,005 classified as current, respectively, classified as an acquisition-related obligation in the Condensed Consolidated Balance Sheets. Refer to Note 12 for further disclosures related to the fair value assignment and methods used.

(11) Asset Retirement Obligations

The following table summarizes the changes in asset retirement obligations for the nine months ended September 30, 2022:

Total asset retirement obligations at December 31, 2021	$164,172
Accretion for the period	17,822
Sites added during the period	634
Revisions in estimated cash flows	(897)
Expenditures for the period	(13,116)
Total asset retirement obligations at September 30, 2022	168,615
Less current portion (1)	(33,533)
Long-term portion	$135,082
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
The carrying amounts for cash and cash equivalents, trade accounts receivable, net, prepaid expenses and other current assets, short-term and long-term restricted cash, short-term and long-term deposits, trade accounts payable, short-term and long-term dividend payable, and accrued expenses and other current liabilities approximate fair value as of September 30, 2022 and December 31, 2021 due to the short maturity of these instruments.
The following tables set forth by level, within the fair value hierarchy, the Company’s long-term debt and acquisition-related obligations at fair value as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Environmental Settlement Obligations	$677	$677	$—	$—	$677

	December 31, 2021
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term Loan Credit Facility - due June 2024	$443,241	$447,561	$—	$447,561	$—
Environmental Settlement Obligations	$6,400	$6,270	$—	$—	$6,270
(1) Net of debt discounts and debt issuance costs.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial and non-financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2022 and December 31, 2021. Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the determination of fair value for assets and liabilities and their placement within the fair value hierarchy levels.

	September 30, 2022
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent Revenue Obligation	$29,454	$—	$—	$29,454
Trading securities	$92,384	$—	$92,384	$—

	December 31, 2021
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent Revenue Obligation	$35,005	$—	$—	$35,005
Trading securities	$28,443	$27,075	$1,368	$—

The following tables present a reconciliation of the financial and non-financial assets and liabilities that were accounted for at fair value on a recurring basis and that were categorized within Level 3 of the fair value hierarchy:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	December 31, 2021	Payments	Loss (Gain) Recognized in Earnings (1)	Transfer In (Out) of Level 3 Fair Value Hierarchy	September 30, 2022
Contingent Revenue Obligation	$35,005	$(16,166)	$10,615	$—	$29,454
(1) The loss recognized in earnings resulted primarily from an increase in forecasted future revenue as of September 30, 2022.

	December 31, 2020	Payments	Loss (Gain) Recognized in Earnings (1)	Transfer In (Out) of Level 3 Fair Value Hierarchy	September 30, 2021
Contingent Revenue Obligation	$28,967	$(11,396)	$18,009	$—	$35,580
(1) The loss recognized in earnings resulted primarily from an increase in forecasted future revenue as of September 30, 2021.

The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the tables above:
Level 1 Fair Value Measurements
Trading Securities - Typically includes money market funds. The fair value is based on observable market data.

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

Trading Securities - Typically includes certificates of deposit, corporate fixed income, and U.S. government securities. The fair values of the Company’s trading securities are obtained from a third-party pricing service provider. The fair values provided by the pricing service provider are based on observable market inputs including credit spreads and broker-dealer quotes, among other inputs. The Company classifies the prices obtained from the pricing services within Level 2 of the fair value hierarchy because the underlying inputs are directly observable from active markets. However, the pricing models used entail a certain amount of subjectivity and therefore differing judgments in how the underlying inputs are modeled could result in different estimates of fair value.

Level 3 Fair Value Measurements

Environmental Settlement Obligations - Observable transactions are not available to aid in determining the fair value of these items. Therefore, the fair value was derived by using the expected present value approach in which estimated cash flows are discounted using a risk-free interest rate adjusted for credit risk (discount rate of approximately 0% as of September 30, 2022, based on the expected upcoming settlement date, and 13% as of December 31, 2021).

Contingent Revenue Obligation - The fair value of the contingent revenue obligation was estimated using a Black-Scholes pricing model and is marked to market at each reporting period with changes in value reflected in earnings. The inputs included in the Black-Scholes pricing model are the Company's forecasted future revenue, the stated royalty rate, the remaining periods in the obligation, annual risk-free interest rate based on the U.S. Constant Maturity Treasury Curve and annualized volatility. The annualized volatility was calculated by observing volatilities for comparable companies with adjustments for the Company's size and leverage. The range of significant unobservable inputs used to value the Contingent Revenue Obligation as of September 30, 2022 and December 31, 2021, are set forth in the following table:

	September 30, 2022	December 31, 2021
Forecasted future revenue	$3.0 billion	$1.5 - $2.0 billion
Stated royalty rate	1.0% - 1.5%	1.0% - 1.5%
Annualized volatility	20.5% - 31.8% (28.9%)	18.4% - 39.3% (29.9%)

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

(13) Income Taxes

For the nine months ended September 30, 2022, the Company recorded income tax expense of $114,073 on income from continuing operations before income taxes of $1,342,342. The income tax expense differs from the expected statutory amount primarily due to the decrease in the valuation allowance and the permanent impact of percentage depletion and foreign-derived intangible income deductions, partially offset by the impact of state income taxes, net of federal impact. For the nine months ended September 30, 2021, the Company recorded income tax expense of $211 on income from continuing operations before income taxes of $32,623. The income tax expense differs from the expected statutory amount primarily due to the decrease in the valuation allowance and the permanent impact of percentage depletion deductions, partially offset by the impact of state income taxes, net of federal impact.

As a result of generating income before income taxes during the nine months ended September 30, 2022, the Company recorded a decrease of $73,673 to its deferred tax asset valuation allowance recorded as of December 31, 2021. The decrease in the valuation allowance results in part from a decrease in deferred tax assets since the prior reporting date of December 31, 2021. The Company currently is relying primarily on the reversal of taxable temporary differences, along with consideration of taxable income via carryback to prior years and tax planning strategies, to support the realization of deferred tax assets. For each reporting period, the Company updates its assessment regarding the realizability of its deferred tax assets, including scheduling the reversal of its deferred tax assets and liabilities, to determine the amount of valuation allowance needed. Scheduling the reversal of deferred tax asset and liability balances requires judgment and estimation. The Company believes the deferred tax liabilities relied upon as future taxable income in its assessment will reverse in the same period and jurisdiction and are of the same character as the temporary differences giving rise to the deferred tax assets that will be realized. The valuation allowance recorded represents the portion of deferred tax assets for which the Company is unable to support realization through the methods described above.

During the nine months ended September 30, 2022, the Company paid estimated federal and state income taxes of $120,165. As of September 30, 2022, the Company has recorded a current federal income taxes receivable of $16,271, classified as Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. Among other provisions, the IRA enacts a 15% corporate alternative minimum tax and a 1% excise tax on repurchases of corporate stock for tax years beginning after December 31, 2022. The Company is currently assessing the impact of the IRA.

(14) Employee Benefit Plans
The components of net periodic benefit (credit) cost other than the service cost component for black lung are included in the line item miscellaneous income, net in the Condensed Consolidated Statements of Operations.
Pension

The following table details the components of the net periodic benefit credit for pension obligations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest cost	$3,995	$3,392	$11,985	$10,176
Expected return on plan assets	(7,183)	(7,183)	(21,549)	(21,549)
Amortization of net actuarial loss	528	804	1,583	2,413
Net periodic benefit credit	$(2,660)	$(2,987)	$(7,981)	$(8,960)
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

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

Black Lung

The following table details the components of the net periodic benefit cost for black lung obligations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Service cost	$654	$739	$1,962	$2,217
Interest cost	665	607	1,995	1,821
Expected return on plan assets	(13)	(14)	(39)	(42)
Amortization of net actuarial loss	209	522	627	1,566
Net periodic benefit cost	$1,515	$1,854	$4,545	$5,562

Defined Contribution and Profit Sharing Plans

During the third quarter of 2022, the Company announced a year-end discretionary employer contribution under the Alpha Metallurgical Resources 401(k) Retirement Savings Plan (the “Plan”) equal to the 2% of the Plan participants’ annual salaries. Effective in June 2021, the Company’s matching contributions under the Plan were reinstated after being suspended due to weak market conditions during the second quarter of 2020.

The Company’s total contributions to these plans for the three months ended September 30, 2022 and 2021 were $6,396 and $4,636, respectively. The Company’s total contributions to these plans for the nine months ended September 30, 2022 and 2021 were $12,599 and $4,830, respectively.

(15) Related Party Transactions
During the three months ended September 30, 2021, the Company repurchased at a discount certain outstanding principal borrowings made under the Term Loan Credit Facility from existing shareholders through privately negotiated transactions. As the participating lenders were existing shareholders (related parties) of the Company as of the repurchase date, the Company analyzed various factors regarding each of the transactions and concluded such repurchases were at a reasonable market rate and reflected the terms of an arm’s length transaction per the requirements of the Term Loan Credit Facility. Refer to Note 9 for additional disclosures on long-term debt.

There were no other material related party transactions for the nine months ended September 30, 2022 or 2021.

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

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
Coal royalty expense was $44,340 and $30,077 for the three months ended September 30, 2022 and 2021, respectively. Coal royalty expense was $174,310 and $70,116 for the nine months ended September 30, 2022 and 2021, respectively.

Other Commitments

As of September 30, 2022, the Company has obligations under certain coal purchase agreements that contain minimum quantities to be purchased in the remainder of 2022 and 2023 totaling an estimated $65,149 and $10,943, respectively. The Company also has obligations under certain unconditional purchase obligations totaling $47,776, $28,674, and $67,125 in the remainder of 2022, 2023, and 2024, respectively.

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
As of September 30, 2022, per terms of the Cumberland Back-to-Back Coal Supply Agreements, the Company is required to purchase and sell 900 tons of coal in the remainder of 2022 totaling $34,733. For the three months ended September 30, 2022 and 2021, the Company purchased and sold 443 and 514 tons, respectively, totaling $16,979 and $19,948, respectively, under the Cumberland Back-to-Back Coal Supply Agreements. For the nine months ended September 30, 2022 and 2021, the Company purchased and sold 1,120 and 1,974 tons, respectively, totaling $43,100 and $76,501, respectively, under the Cumberland Back-to-Back Coal Supply Agreements. During the fourth quarter of 2022, one Cumberland Back-to-Back Coal Supply Agreement initially scheduled to be fully performed by December 31, 2022 was extended into 2023 and is expected to be fully performed by the end of the second quarter of 2023.
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

As of September 30, 2022, the Company had $63,898 letters of credit outstanding under the Second Amended and Restated Asset-Based Revolving Credit Agreement. Additionally, as of September 30, 2022, the Company had $50 in letters of credit outstanding under the Credit and Security Agreement dated June 30, 2017, and related amendments, between ANR, Inc. and First Tennessee Bank National Association.

As of September 30, 2022, the Company had outstanding surety bonds with a total face amount of $162,105 to secure various obligations and commitments. To secure the Company’s reclamation-related obligations, the Company has $34,750 of collateral in the form of restricted cash, restricted investments, and deposits supporting these obligations as of September 30, 2022.

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

Amounts included in restricted cash provide collateral to secure the following obligations:

	September 30, 2022	December 31, 2021
Workers’ compensation and black lung obligations	$21,985	$70,637
Reclamation-related obligations	206	10,449
Financial payments and other performance obligations	9,533	8,340
Contingent Revenue Obligation escrow	18,800	11,977
Total restricted cash	50,524	101,403
Less current portion (1)	(18,800)	(11,977)
Restricted cash, net of current portion	$31,724	$89,426
(1) Included within Prepaid expenses and other current assets on the Company’s Condensed Consolidated Balance Sheets.

Amounts included in restricted investments provide collateral to secure the following obligations:

	September 30, 2022	December 31, 2021
Workers’ compensation and black lung obligations	$55,910	$210
Reclamation-related obligations	34,442	26,225
Financial payments and other performance obligations	2,032	2,008
Total restricted investments (1)	$92,384	$28,443
(1) Classified as trading securities as of September 30, 2022 and December 31, 2021.

Amounts included in deposits provide collateral to secure the following obligations:

	September 30, 2022	December 31, 2021
Reclamation-related obligations	$102	$118
Financial payments and other performance obligations	391	403
Other operating agreements (1)	7,407	873
Total deposits (2)	$7,900	$1,394
(1) Includes $6,522 related to the Company’s dividend payable. Refer to Note 7 for additional information.
(2) Included within Prepaid expenses and other current assets and Other non-current assets on the Company’s Condensed Consolidated Balance Sheets.

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

(17) Segment Information
The Company extracts, processes and markets met and thermal coal from deep and surface mines for sale to steel and coke producers, industrial customers, and electric utilities. The Company conducts mining operations only in the United States with mines in Central Appalachia (“CAPP”). The Company has one reportable segment: Met, which consists of six active mines and two preparation plants in Virginia, sixteen active mines and five preparation plants in West Virginia, as well as expenses associated with certain idled/closed mines.

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

Segment operating results and capital expenditures for the three months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30, 2022
	Met	All Other	Consolidated
Total revenues	$841,958	$27,810	$869,768
Depreciation, depletion, and amortization	$26,747	$1,178	$27,925
Amortization of acquired intangibles, net	$3,591	$952	$4,543
Adjusted EBITDA	$301,556	$(6,697)	$294,859
Capital expenditures	$32,623	$716	$33,339

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended September 30, 2021
	Met	All Other	Consolidated
Total revenues	$626,103	$22,738	$648,841
Depreciation, depletion, and amortization	$23,181	$1,338	$24,519
Amortization of acquired intangibles, net	$3,063	$(83)	$2,980
Adjusted EBITDA	$155,456	$(7,233)	$148,223
Capital expenditures	$21,882	$465	$22,347

Segment operating results and capital expenditures for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended September 30, 2022
	Met	All Other	Consolidated
Total revenues	$3,217,588	$60,556	$3,278,144
Depreciation, depletion, and amortization	$81,010	$2,680	$83,690
Amortization of acquired intangibles, net	$13,182	$2,856	$16,038
Adjusted EBITDA	$1,521,089	$(27,895)	$1,493,194
Capital expenditures	$99,979	$3,372	$103,351

	Nine Months Ended September 30, 2021
	Met	All Other	Consolidated
Total revenues	$1,363,918	$66,451	$1,430,369
Depreciation, depletion, and amortization	$75,403	$4,858	$80,261
Amortization of acquired intangibles, net	$9,749	$(347)	$9,402
Adjusted EBITDA	$234,824	$(17,801)	$217,023
Capital expenditures	$59,408	$978	$60,386

The following tables present a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022
	Met	All Other	Consolidated
Net income (loss) from continuing operations	$268,157	$(16,321)	$251,836
Interest expense	40	1,655	1,695
Interest income	(369)	(695)	(1,064)
Income tax expense	—	5,437	5,437
Depreciation, depletion and amortization	26,747	1,178	27,925
Non-cash stock compensation expense	—	1,520	1,520
Mark-to-market adjustment - acquisition-related obligations	—	(2,954)	(2,954)
Accretion on asset retirement obligations	3,390	2,531	5,921
Amortization of acquired intangibles, net	3,591	952	4,543
Adjusted EBITDA	$301,556	$(6,697)	$294,859

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended September 30, 2021
	Met	All Other	Consolidated
Net income (loss) from continuing operations	$125,750	$(42,057)	$83,693
Interest expense	49	17,289	17,338
Interest income	(1)	(53)	(54)
Income tax expense	—	208	208
Depreciation, depletion and amortization	23,181	1,338	24,519
Non-cash stock compensation expense	6	1,183	1,189
Mark-to-market adjustment - acquisition-related obligations	—	11,676	11,676
Accretion on asset retirement obligations	3,408	3,266	6,674
Amortization of acquired intangibles, net	3,063	(83)	2,980
Adjusted EBITDA	$155,456	$(7,233)	$148,223

The following tables present a reconciliation of net income (loss) to Adjusted EBITDA for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022
	Met	All Other	Consolidated
Net income (loss) from continuing operations	$1,417,125	$(188,856)	$1,228,269
Interest expense	132	19,864	19,996
Interest income	(541)	(871)	(1,412)
Income tax expense	—	114,073	114,073
Depreciation, depletion and amortization	81,010	2,680	83,690
Non-cash stock compensation expense	3	4,100	4,103
Mark-to-market adjustment - acquisition-related obligations	—	10,615	10,615
Accretion on asset retirement obligations	10,178	7,644	17,822
Amortization of acquired intangibles, net	13,182	2,856	16,038
Adjusted EBITDA	$1,521,089	$(27,895)	$1,493,194

	Nine Months Ended September 30, 2021
	Met	All Other	Consolidated
Net income (loss) from continuing operations	$139,354	$(106,942)	$32,412
Interest expense	132	53,158	53,290
Interest income	(6)	(316)	(322)
Income tax expense	—	211	211
Depreciation, depletion and amortization	75,403	4,858	80,261
Non-cash stock compensation expense	22	4,329	4,351
Mark-to-market adjustment - acquisition-related obligations	—	18,009	18,009
Accretion on asset retirement obligations	10,170	9,800	19,970
Asset impairment and restructuring	—	(561)	(561)
Amortization of acquired intangibles, net	9,749	(347)	9,402
Adjusted EBITDA	$234,824	$(17,801)	$217,023

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

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
The Company markets produced, processed and purchased coal to customers in the United States and in international markets. Revenue is tracked within the Company’s accounting records based on the product destination. The following tables present additional information on our revenues and top customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total coal revenues	$867,849	$647,129	$3,271,845	$1,426,039
Export coal revenues	$641,345	$516,877	$2,681,873	$1,016,677
Export coal revenues as % of total coal revenues	74%	80%	82%	71%
Countries with export coal revenue exceeding 10% of total revenue	India	China, India	India	China, India, Brazil
Top customer as % of total revenue	18%	28%	28%	15%
Top 10 customers as % of total revenue	65%	72%	70%	68%
Number of customers exceeding 10% of total revenue	1	2	1	2

	As of September 30,
	2022	2021
Number of customers exceeding 10% of total trade accounts receivable, net	2	2

(18) Subsequent Events

On November 4, 2022, the Company’s Board declared a quarterly cash dividend of $0.418 per share which will be payable on January 3, 2023 for holders of record as of December 15, 2022. The quarterly cash dividend was increased to $0.418 from the previous quarterly cash dividend of $0.392 per share.

Additionally, on November 4, 2022, the Company’s Board declared a one-time, special dividend of $5.00 per share which will be payable on January 3, 2023 for holders of record as of December 15, 2022.

On November 4, 2022, the Company’s Board also approved a $400,000 increase to the existing common share repurchase program, bringing the total authorization to repurchase the Company’s stock to $1,000,000.

Refer to Note 7 for information regarding the Company’s dividend program and share repurchase program.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides a narrative of our results of operations and financial condition for the three and nine months ended September 30, 2022 and 2021. The following discussion and analysis contains forward-looking statements and should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and related notes and risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2021. See “Cautionary Note Regarding Forward-Looking Statements” included elsewhere herein.
Market Overview

Across the globe, continued recessionary pressure and weakening economic conditions alongside the ongoing war between Russia and Ukraine and the intensifying European energy crisis have influenced metallurgical coal markets. Coal indices continued retreating during the early part of the third quarter but have leveled off in the weeks following the quarter close. Additionally, in October 2022, the imbalances in typical pricing hierarchies for coal qualities have shifted to be more consistent with historical norms, with the API2 thermal index dropping below pricing levels for metallurgical coal qualities.

The Australian Premium Low Volatile index dropped from $302.00 per metric ton on July 1, 2022 to $270.50 at the end of the third quarter. The U.S. East Coast Low Volatile index declined from $315.00 per metric ton at the start of the quarter to $270.00 per metric ton on September 30, 2022. The U.S. East Coast High Volatile A index started the quarter at $325.00 per metric ton and dropped to $287.00 per metric ton at quarter close. U.S. East Coast High Volatile B fell from $317.50 per metric ton to $284.00 over the course of the third quarter. The pricing movements have largely leveled off in recent weeks for the two High Volatile indices, which are hovering at or near their quarter-close levels as of the end of October. The two Low Volatile indices have increased from their quarter-end levels to $311.50 per metric ton for Australian Premium Low Volatile and $293 per metric ton for U.S. East Coast Low Volatile as of October 31, 2022.

The negative economic impacts of the Russian war and intensifying recessionary fears are evident in the most recent global economic indicators showing a continued softening of the global economy. The world Purchasing Managers’ Index (“PMI”) contracted to 49.8 in September, down from 50.3 in August, falling below the neutral 50.0 level for the first time since June 2020. Europe’s PMI decreased from 49.6 in August to 48.4 in September due to high uncertainty, accelerating inflationary pressures, and decreasing production volumes. Similarly, China’s PMI dropped from 49.5 in August to 48.1 in September due to falling demand and production levels as a result of the country’s extensive COVID-19 containment efforts. Conversely, indicators show that certain areas of the world—such as India, a key market for Alpha—are experiencing growth. India’s September PMI of 55.1 is down from 56.2 in August but still represents solid growth. Brazil posted a September PMI of 51.1, down slightly from 51.9 in August. The United States PMI index increased to 52.0 in September 2022 from 51.5 in August.

In addition to the uneven growth trajectories across the globe, currency valuations have also played a role in the shifting international trade landscape. The U.S. dollar has shown increasing strength against other world currencies, which can influence the relative pricing of Alpha’s products for customers in certain markets. Our coal is sold internationally in U.S. dollars and, as a result, general economic conditions in foreign markets and changes in foreign currency exchange rates may provide our foreign competitors with a competitive advantage. Refer to “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk” for additional information.

In its periodic review of macroeconomic factors affecting the steel industry, the World Steel Association (“WSA”) issued revisions in October to its Short Range Outlook for 2022 and 2023. The WSA forecasts a contraction in steel demand of 2.3% in 2022. The WSA now projects a recovery of 1.0% for steel demand in 2023, which represents a downward revision from its prior estimates. The WSA attributed the altered outlook to deteriorating economic conditions over the course of 2022, including persisting inflation and rising interest rates globally, alongside Russia’s invasion of Ukraine and China’s economic deceleration. The WSA cited infrastructure demand as the expected catalyst for slight increases in 2023 steel demand, contingent on the impact of tightening monetary policies, falling consumer confidence, and potential further inflation risk.

The most recent global crude steel production data showed production of 151.7 million metric tons in September 2022, an increase of 3.7% over the year-ago period. This increase is largely attributable to production in Asia and Oceania, which represented a 10.6% increase over that region’s September 2021 period. China produced 87.0 million metric tons in September 2022, an increase of 17.6% from September 2021. India’s production of 9.9 million metric tons was a slight 1.8% increase over the year-ago period. Several other regions posted significant declines for the comparison timeframe. The European Union’s September 2022 crude steel production of 10.7 million metric tons was a 16.7% drop as compared to its September 2021 level. Steel production of 3.5 million metric tons in South America was a decrease of 9.6% against September 2021, while North American production of 9.1 million metric tons for September 2022 represented a 7.6% drop as compared to the year-ago period.

The American Iron and Steel Institute’s capacity utilization rate for U.S. steel mills was 79.3% for the week ending October 15, 2022. This is down in comparison to the year-ago period of October 15, 2021 when the capacity utilization rate was 81.2%.

The volatility in the seaborne thermal coal market, largely a result of Russia’s invasion of Ukraine, continued through the third quarter, with the API2 index at $328.95 per metric ton on July 1, 2022 and declining to $312.00 per metric ton as of September 30, 2022. In the weeks following the quarter close, the API2 fell back below pricing for metallurgical coal qualities, which has historically been the norm.

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

Business Overview

We are a Tennessee-based mining company with operations across Virginia and West Virginia. With customers across the globe, high-quality reserves and significant port capacity, we reliably supply metallurgical coal products to the steel industry. We operate high-quality, cost-competitive coal mines across the CAPP coal basin. As of September 30, 2022, our operations consisted of twenty-three active mines and eight coal preparation and load-out facilities, with approximately 3,620 employees. We produce, process, and sell met coal and thermal coal. We also sell coal produced by others, some of which is processed and/or blended with coal produced from our mines prior to resale, with the remainder purchased for resale. As of December 31, 2021, we had 351.1 million tons of reserves, including 335.8 million tons of proven and probable metallurgical reserves and 15.3 million tons of proven and probable thermal reserves. Additionally, we had approximately 381.7 million tons of in situ bituminous coal resources.

For the three months ended September 30, 2022 and 2021, sales of met coal were 3.5 million tons and 3.9 million tons, respectively, and accounted for approximately 85% and 82%, respectively, of our coal sales volume. Sales of thermal coal were 0.6 million tons and 0.8 million tons, respectively, and accounted for approximately 15% and 18%, respectively, of our coal sales volume. For the nine months ended September 30, 2022 and 2021, sales of met coal were 10.8 million tons and 10.6 million tons, respectively, and accounted for approximately 87% and 83%, respectively, of our coal sales volume. Sales of thermal coal were 1.6 million tons and 2.2 million tons, respectively, and accounted for approximately 13% and 17%, respectively, of our coal sales volume.

Our sales of met coal were made primarily to steel companies in the northeastern and midwestern regions of the United States and in several countries in Asia, Europe, and the Americas. Our sales of thermal coal were made primarily to large utilities and industrial customers throughout the United States. For the three months ended September 30, 2022 and 2021 approximately 74% and 80%, respectively, of our coal revenues were derived from coal sales made to customers outside the United States. For the nine months ended September 30, 2022 and 2021 approximately 82% and 71%, respectively, of our total coal revenues were derived from coal sales made to customers outside the United States.

In addition, we generate other revenues from equipment sales, rentals, terminal and processing fees, coal and environmental analysis fees, royalties and the sale of natural gas. We also record freight and handling fulfillment revenue within coal revenues for freight and handling services provided in delivering coal to certain customers, which are a component of the contractual selling price.

As of September 30, 2022, we have one reportable segment: Met. Our Met segment operations consist of high-quality met coal mines, including Deep Mine 41, Road Fork 52, Black Eagle, and Lynn Branch. The coal produced by our Met segment operations is predominantly met coal with some amounts of thermal coal being produced as a byproduct of mining. In addition to the one reportable segment, our All Other category includes general corporate overhead and corporate assets and liabilities, our former CAPP - Thermal operations consisting of one active mine and one preparation plant in West Virginia, and the elimination of certain intercompany activity, as well as expenses associated with certain idled/closed mines. Refer to Note 17 to our Condensed Consolidated Financial Statements for additional disclosures on reportable segments, geographic areas, and export coal revenue information.

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

As discussed in the “Market Overview” presented above, continued recessionary pressure and weakening economic conditions alongside the ongoing war between Russia and Ukraine and the intensifying European energy crisis have influenced metallurgical coal markets. As a result, our three months ended September 30, 2022 results of operations were impacted by the coal indices’ drop from their early-2022 historic highs. However, as further discussed in the “Results of Operations” presented below, our three and nine months ended September 30, 2022 results of operations still remain strong from a historical average perspective compared to the three and nine months ended September 30, 2021 due to higher coal sales realization as a result of an improved pricing environment during the current period. Increasing coal demand, resulting from improved economic activity, coupled with a limited supply response contributed to a rise in coal prices in the current periods compared to the prior year periods.

Factors Affecting Our Results of Operations

Sales Agreements. We manage our commodity price risk for coal sales through the use of coal supply agreements. As of October 28, 2022, we had sales commitments for 2022 as follows:

	Tons	% Priced	Average Realized Price per Ton
Met - Domestic			$192.03
Met - Export			$265.02
Met Total	14.5 million	87%	$243.30
Thermal	1.2 million	100%	$97.43
Met Segment	15.7 million	89%	$228.76
All Other	0.7 million	100%	$77.69

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

Results of Operations

Our results of operations for the three months ended September 30, 2022 and 2021 are discussed in these “Results of Operations” presented below.

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

Revenues

The following table summarizes information about our revenues during the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2022	2021	$ or Tons	%
Coal revenues	$867,849	$647,129	$220,720	34.1%
Other revenues	1,919	1,712	207	12.1%
Total revenues	$869,768	$648,841	$220,927	34.0%

Tons sold	4,145	4,728	(583)	(12.3)%

Coal revenues. Coal revenues increased $220.7 million, or 34.1%, for the three months ended September 30, 2022 compared to the prior year period. The increase was primarily due to higher coal sales realization as a result of an improved pricing environment during the current period. Increasing coal demand, resulting from improved economic activity, coupled with a limited supply response contributed to a rise in coal prices. Refer to the “Non-GAAP Coal revenues” section below for further detail on coal revenues for the three months ended September 30, 2022 compared to the prior year period.

Cost and Expenses

The following table summarizes information about our costs and expenses during the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Increase (Decrease)
(In thousands)	2022	2021	$	%
Cost of coal sales (exclusive of items shown separately below)	$555,502	$488,169	$67,333	13.8%
Depreciation, depletion and amortization	27,925	24,519	3,406	13.9%
Accretion on asset retirement obligations	5,921	6,674	(753)	(11.3)%
Amortization of acquired intangibles, net	4,543	2,980	1,563	52.4%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	15,095	15,264	(169)	(1.1)%
Total other operating loss (income):
Mark-to-market adjustment for acquisition-related obligations	(2,954)	11,676	(14,630)	(125.3)%
Other expense (income)	2,713	(457)	3,170	693.7%
Total costs and expenses	$608,745	$548,825	$59,920	10.9%

Cost of coal sales. Cost of coal sales increased $67.3 million, or 13.8%, for the three months ended September 30, 2022 compared to the prior year period. The increase was primarily driven by increased supplies and maintenance expense, salaries and wages expense, rail freight costs, and royalties and taxes.
Depreciation, depletion and amortization. Depreciation, depletion and amortization increased $3.4 million, or 13.9%, for the three months ended September 30, 2022 compared to the prior year period. The increase in depreciation, depletion and amortization was primarily a result of annual changes in depletion rates due to the Company’s updated estimated coal reserves.

Amortization of acquired intangibles, net. Amortization of acquired intangibles, net increased $1.6 million, or 52.4%, for the three months ended September 30, 2022 compared to the prior year period. The increase was primarily driven by accelerated current period amortization of certain acquired mine permits as a result of an update to the estimated life of the associated mines.

Mark-to-market adjustment for acquisition-related obligations. The mark-to-market adjustment for acquisition-related obligations resulted in an increase to income of $14.6 million for the three months ended September 30, 2022 compared to the prior year period. This increase was related to the ($3.0) million Contingent Revenue Obligation mark-to-market adjustment recorded during the three months ended September 30, 2022 due to changes in underlying fair value assumptions during the current period. Refer to Note 12 for Contingent Revenue Obligation fair value input assumptions.
Other expense (income). Other income decreased $3.2 million, or 693.7%, for the three months ended September 30, 2022 compared to the prior year period, primarily due to a decrease in income on sale of assets in the current period.

Other (Expense) Income

The following table summarizes information about our other (expense) income during the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Increase (Decrease)
(In thousands)	2022	2021	$	%
Other (expense) income:
Interest expense	$(1,695)	$(17,338)	$15,643	90.2%
Interest income	1,064	54	1,010	1,870.4%
Equity loss in affiliates	(4,821)	(643)	(4,178)	(649.8)%
Miscellaneous income, net	1,702	1,812	(110)	(6.1)%
Total other expense, net	$(3,750)	$(16,115)	$12,365	76.7%

Interest expense. Interest expense decreased $15.6 million, or 90.2%, for the three months ended September 30, 2022 compared to the prior year period, primarily due to a decrease in debt outstanding. Refer to Note 9 for additional information.

Equity loss in affiliates. Equity loss in affiliates increased $4.2 million, or 649.8%, for the three months ended September 30, 2022 compared to the prior year period, primarily driven by a net decrease in net income of our equity affiliates.

Income Tax Expense

The following table summarizes information about our income tax expense during the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Increase (Decrease)
(In thousands)	2022	2021	$	%
Income tax expense	$(5,437)	$(208)	$(5,229)	(2,513.9)%

Income taxes. Income tax expense of $5.4 million was recorded for the three months ended September 30, 2022 on income from continuing operations before income taxes of $257.3 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to the decrease in the valuation allowance and the permanent impact of percentage depletion and foreign-derived intangible income deductions.

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

Included below are reconciliations of non-GAAP financial measures to GAAP financial measures.

The following tables summarize certain financial information relating to our coal operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$840,638	$27,211	$867,849
Less: Freight and handling fulfillment revenues	(122,585)	(3)	(122,588)
Non-GAAP Coal revenues	$718,053	$27,208	$745,261
Tons sold	3,896	249	4,145
Non-GAAP Coal sales realization per ton	$184.31	$109.27	$179.80

Cost of coal sales (exclusive of items shown separately below)	$534,718	$20,784	$555,502
Depreciation, depletion and amortization - production (1)	26,747	906	27,653
Accretion on asset retirement obligations	3,390	2,531	5,921
Amortization of acquired intangibles, net	3,591	952	4,543
Total Cost of coal sales	$568,446	$25,173	$593,619
Less: Freight and handling costs	(122,585)	(3)	(122,588)
Less: Depreciation, depletion and amortization - production (1)	(26,747)	(906)	(27,653)
Less: Accretion on asset retirement obligations	(3,390)	(2,531)	(5,921)
Less: Amortization of acquired intangibles, net	(3,591)	(952)	(4,543)
Less: Idled and closed mine costs	(3,580)	(3,978)	(7,558)
Non-GAAP Cost of coal sales	$408,553	$16,803	$425,356
Tons sold	3,896	249	4,145
Non-GAAP Cost of coal sales per ton	$104.86	$67.48	$102.62
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Three Months Ended September 30, 2022
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$840,638	$27,211	$867,849
Less: Total Cost of coal sales (per table above)	(568,446)	(25,173)	(593,619)
GAAP Coal margin	$272,192	$2,038	$274,230
Tons sold	3,896	249	4,145
GAAP Coal margin per ton	$69.86	$8.18	$66.16

GAAP Coal margin	$272,192	$2,038	$274,230
Add: Depreciation, depletion and amortization - production (1)	26,747	906	27,653
Add: Accretion on asset retirement obligations	3,390	2,531	5,921
Add: Amortization of acquired intangibles, net	3,591	952	4,543
Add: Idled and closed mine costs	3,580	3,978	7,558
Non-GAAP Coal margin	$309,500	$10,405	$319,905
Tons sold	3,896	249	4,145
Non-GAAP Coal margin per ton	$79.44	$41.79	$77.18
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

	Three Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2022	2021	$ or Tons	%
Met segment operations:
Tons sold	3,896	4,380	(484)	(11.1)%
Non-GAAP Coal revenues	$718,053	$497,195	$220,858	44.4%
Non-GAAP Coal sales realization per ton	$184.31	$113.51	$70.80	62.4%

All Other category:
Tons sold	249	348	(99)	(28.4)%
Non-GAAP Coal revenues	$27,208	$21,724	$5,484	25.2%
Non-GAAP Coal sales realization per ton	$109.27	$62.43	$46.84	75.0%

Non-GAAP Coal revenues. Met segment operations non-GAAP coal revenues increased $220.9 million, or 44.4%, for the three months ended September 30, 2022 compared to the prior year period. The increase was primarily due to higher average non-GAAP coal sales realization of 62.4% per ton resulting from an improved pricing environment compared to the prior year period.

All Other category non-GAAP coal revenues increased $5.5 million, or 25.2%, for the three months ended September 30, 2022 compared to the prior year period primarily due to higher average non-GAAP coal sales realization of 75.0% per ton resulting from an improved pricing environment compared to the prior year period.

	Three Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2022	2021	$	%
Met segment operations:
Non-GAAP Cost of coal sales	$408,553	$335,582	$72,971	21.7%
Non-GAAP Cost of coal sales per ton	$104.86	$76.62	$28.24	36.9%
Non-GAAP Coal margin per ton	$79.44	$36.90	$42.54	115.3%

All Other category:
Non-GAAP Cost of coal sales	$16,803	$16,518	$285	1.7%
Non-GAAP Cost of coal sales per ton	$67.48	$47.47	$20.01	42.2%
Non-GAAP Coal margin per ton	$41.79	$14.96	$26.83	179.3%

Non-GAAP Cost of coal sales. Met segment operations non-GAAP cost of coal sales increased $73.0 million, or 21.7%, for the three months ended September 30, 2022 compared to the prior year period. The increase was primarily driven by increased supplies and maintenance expense, salaries and wages expense, rail freight costs, and royalties and taxes.

All Other category non-GAAP cost of coal sales increased $0.3 million, or 1.7%, for the three months ended September 30, 2022 compared to the prior year period. The increase was primarily driven by increases in supplies and maintenance expense, royalties and taxes, and salaries and wages expense.

Our non-GAAP cost of coal sales includes purchased coal costs. In the following tables, we calculate Adjusted cost of produced coal sold as non-GAAP cost of coal sales less purchased coal costs.

	Three Months Ended September 30, 2022
(In thousands, except for per ton data)	Met	All Other	Consolidated
Non-GAAP Cost of coal sales	$408,553	$16,803	$425,356
Less: cost of purchased coal sold	(21,222)	—	(21,222)
Adjusted cost of produced coal sold	$387,331	$16,803	$404,134
Produced tons sold	3,795	249	4,044
Adjusted cost of produced coal sold per ton (1)	$102.06	$67.48	$99.93
(1) Cost of produced coal sold per ton for our operations is calculated as non-GAAP cost of produced coal sold divided by produced tons sold.

	Three Months Ended September 30, 2021
(In thousands, except for per ton data)	Met	All Other	Consolidated
Non-GAAP Cost of coal sales	$335,582	$16,518	$352,100
Less: cost of purchased coal sold	(32,168)	—	(32,168)
Adjusted cost of produced coal sold	$303,414	$16,518	$319,932
Produced tons sold	4,107	348	4,455
Adjusted cost of produced coal sold per ton (1)	$73.88	$47.47	$71.81
(1) Cost of produced coal sold per ton for our operations is calculated as non-GAAP cost of produced coal sold divided by produced tons sold.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that is presented as a supplemental measure and is not intended to replace financial performance or liquidity measures determined in accordance with GAAP. Moreover, this measure is not calculated identically by all companies and therefore may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is presented because management believes it is a useful indicator of the financial performance of our coal operations. The following tables present a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022
(In thousands)	Met	All Other	Consolidated
Net income (loss) from continuing operations	$268,157	$(16,321)	$251,836
Interest expense	40	1,655	1,695
Interest income	(369)	(695)	(1,064)
Income tax expense	—	5,437	5,437
Depreciation, depletion and amortization	26,747	1,178	27,925
Non-cash stock compensation expense	—	1,520	1,520
Mark-to-market adjustment - acquisition-related obligations	—	(2,954)	(2,954)
Accretion on asset retirement obligations	3,390	2,531	5,921
Amortization of acquired intangibles, net	3,591	952	4,543
Adjusted EBITDA	$301,556	$(6,697)	$294,859

	Three Months Ended September 30, 2021
(In thousands)	Met	All Other	Consolidated
Net income (loss) from continuing operations	$125,750	$(42,057)	$83,693
Interest expense	49	17,289	17,338
Interest income	(1)	(53)	(54)
Income tax expense	—	208	208
Depreciation, depletion and amortization	23,181	1,338	24,519
Non-cash stock compensation expense	6	1,183	1,189
Mark-to-market adjustment - acquisition-related obligations	—	11,676	11,676
Accretion on asset retirement obligations	3,408	3,266	6,674
Amortization of acquired intangibles, net	3,063	(83)	2,980
Adjusted EBITDA	$155,456	$(7,233)	$148,223

The following table summarizes Adjusted EBITDA for our Met segment operations and All Other category:

	Three Months Ended September 30,		Increase (Decrease)
(In thousands)	2022	2021	$	%
Adjusted EBITDA
Met segment operations	$301,556	$155,456	$146,100	94.0%
All Other category	(6,697)	(7,233)	536	7.4%
Total	$294,859	$148,223	$146,636	98.9%

Met segment operations. Adjusted EBITDA increased $146.1 million, or 94.0%, for the three months ended September 30, 2022 compared to the prior year period. The increase in Adjusted EBITDA was primarily driven by increased coal margin.

All Other category. Adjusted EBITDA increased $0.5 million, or 7.4%, for the three months ended September 30, 2022 compared to the prior year period. The increase in Adjusted EBITDA was primarily driven by increased coal margin.

Discontinued Operations
The former NAPP operations results of operations and financial position are reported as discontinued operations in the Condensed Consolidated Financial Statements. Refer to Note 2 for further information on discontinued operations. Refer to Note 16 for disclosures on the Cumberland Back-to-Back Coal Supply Agreements.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

Revenues

The following table summarizes information about our revenues during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2022	2021	$ or Tons	%
Coal revenues	$3,271,845	$1,426,039	$1,845,806	129.4%
Other revenues	6,299	4,330	1,969	45.5%
Total revenues	$3,278,144	$1,430,369	$1,847,775	129.2%

Tons sold	12,497	12,815	(318)	(2.5)%

Coal revenues. Coal revenues increased $1,845.8 million, or 129.4%, for the nine months ended September 30, 2022 compared to the prior year period. The increase was primarily due to higher coal sales realization as a result of an improved pricing environment during the current period. Increasing coal demand, resulting from improved economic activity, coupled with a limited supply response contributed to a rise in coal prices. Refer to the “Non-GAAP Coal revenues” section below for further detail on coal revenues for the nine months ended September 30, 2022 compared to the prior year period.

Cost and Expenses

The following table summarizes information about our costs and expenses during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2022	2021	$	%
Cost of coal sales (exclusive of items shown separately below)	$1,736,711	$1,182,360	$554,351	46.9%
Depreciation, depletion and amortization	83,690	80,261	3,429	4.3%
Accretion on asset retirement obligations	17,822	19,970	(2,148)	(10.8)%
Amortization of acquired intangibles, net	16,038	9,402	6,636	70.6%
Asset impairment and restructuring	—	(561)	561	100.0%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	48,339	44,891	3,448	7.7%
Total other operating loss (income):
Mark-to-market adjustment for acquisition-related obligations	10,615	18,009	(7,394)	(41.1)%
Other expense (income)	569	(5,290)	5,859	110.8%
Total costs and expenses	$1,913,784	$1,349,042	$564,742	41.9%

Cost of coal sales. Cost of coal sales increased $554.4 million, or 46.9%, for the nine months ended September 30, 2022 compared to the prior year period. The increase was primarily driven by increased rail freight costs, royalties and taxes, salaries and wages expense, and supplies and maintenance expense, partially offset by inventory change during the current period.
Depreciation, depletion and amortization. Depreciation, depletion and amortization increased $3.4 million, or 4.3%, for the nine months ended September 30, 2022 compared to the prior year period. The increase in depreciation, depletion and amortization was primarily a result of annual changes in depletion rates due to the Company’s updated estimated coal reserves.
Amortization of acquired intangibles, net. Amortization of acquired intangibles, net increased $6.6 million, or 70.6%, for the nine months ended September 30, 2022 compared to the prior year period. The increase was primarily driven by accelerated current period amortization of certain acquired mine permits as a result of an update to the estimated life of the associated mines.

Selling, general and administrative. Selling, general and administrative expenses increased $3.4 million, or 7.7%, for the nine months ended September 30, 2022 compared to the prior year period. This increase in expense was primarily related to increases of $2.8 million in wages and benefits expense.

Mark-to-market adjustment for acquisition-related obligations. The mark-to-market adjustment for acquisition-related obligations resulted in an increase to income of $7.4 million for the nine months ended September 30, 2022 compared to the prior year period. This increase was related to the $10.6 million Contingent Revenue Obligation mark-to-market adjustment recorded during the nine months ended September 30, 2022 due to changes in underlying fair value assumptions during the current period. Refer to Note 12 for Contingent Revenue Obligation fair value input assumptions.

Other expense (income). Other income decreased $5.9 million, or 110.8%, for the nine months ended September 30, 2022 compared to the prior year period, primarily due to a decrease in income on sale of assets in the current period.
Other (Expense) Income
The following table summarizes information about our other (expense) income during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2022	2021	$	%
Other (expense) income:
Interest expense	$(19,996)	$(53,290)	$33,294	62.5%
Interest income	1,412	322	1,090	338.5%
Equity loss in affiliates	(8,318)	(1,161)	(7,157)	(616.5)%
Miscellaneous income, net	4,884	5,425	(541)	(10.0)%
Total other expense, net	$(22,018)	$(48,704)	$26,686	54.8%

Interest expense. Interest expense decreased $33.3 million, or 62.5%, for the nine months ended September 30, 2022 compared to the prior year period, primarily due to a decrease in debt outstanding. Refer to Note 9 for additional information.

Equity loss in affiliates. Equity loss in affiliates increased $7.2 million, or 616.5%, for the nine months ended September 30, 2022 compared to the prior year period, primarily driven by a net decrease in net income of our equity affiliates.

Income Tax Expense

The following table summarizes information about our income tax expense during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2022	2021	$	%
Income tax expense	$(114,073)	$(211)	$(113,862)	(53,963.0)%

Income taxes. Income tax expense of $114.1 million was recorded for the nine months ended September 30, 2022 on income from continuing operations before income taxes of $1,342.3 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to the decrease in the valuation allowance and the permanent impact of percentage depletion and foreign-derived intangible income deductions.

Income tax expense of $0.2 million was recorded for the nine months ended September 30, 2021 on income from continuing operations before income taxes of $32.6 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to the decrease in the valuation allowance. Refer to Note 13 for additional information.

Non-GAAP Financial Measures

Included below are reconciliations of non-GAAP financial measures to GAAP financial measures.

The following tables summarize certain financial information relating to our coal operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$3,213,639	$58,206	$3,271,845
Less: Freight and handling fulfillment revenues	(423,132)	(21)	(423,153)
Non-GAAP Coal revenues	$2,790,507	$58,185	$2,848,692
Tons sold	11,726	771	12,497
Non-GAAP Coal sales realization per ton	$237.98	$75.47	$227.95

Cost of coal sales (exclusive of items shown separately below)	$1,684,224	$52,487	$1,736,711
Depreciation, depletion and amortization - production (1)	81,009	1,953	82,962
Accretion on asset retirement obligations	10,178	7,644	17,822
Amortization of acquired intangibles, net	13,182	2,856	16,038
Total Cost of coal sales	$1,788,593	$64,940	$1,853,533
Less: Freight and handling costs	(423,132)	(21)	(423,153)
Less: Depreciation, depletion and amortization - production (1)	(81,009)	(1,953)	(82,962)
Less: Accretion on asset retirement obligations	(10,178)	(7,644)	(17,822)
Less: Amortization of acquired intangibles, net	(13,182)	(2,856)	(16,038)
Less: Idled and closed mine costs	(9,892)	(9,617)	(19,509)
Non-GAAP Cost of coal sales	$1,251,200	$42,849	$1,294,049
Tons sold	11,726	771	12,497
Non-GAAP Cost of coal sales per ton	$106.70	$55.58	$103.55
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Nine Months Ended September 30, 2022
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$3,213,639	$58,206	$3,271,845
Less: Total Cost of coal sales (per table above)	(1,788,593)	(64,940)	(1,853,533)
GAAP Coal margin	$1,425,046	$(6,734)	$1,418,312
Tons sold	11,726	771	12,497
GAAP Coal margin per ton	$121.53	$(8.73)	$113.49

GAAP Coal margin	$1,425,046	$(6,734)	$1,418,312
Add: Depreciation, depletion and amortization - production (1)	81,009	1,953	82,962
Add: Accretion on asset retirement obligations	10,178	7,644	17,822
Add: Amortization of acquired intangibles, net	13,182	2,856	16,038
Add: Idled and closed mine costs	9,892	9,617	19,509
Non-GAAP Coal margin	$1,539,307	$15,336	$1,554,643
Tons sold	11,726	771	12,497
Non-GAAP Coal margin per ton	$131.27	$19.89	$124.40
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

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2022	2021	$	%
Met segment operations:
Tons sold	11,726	11,785	(59)	(0.5)%
Non-GAAP Coal revenues	$2,790,507	$1,109,587	$1,680,920	151.5%
Non-GAAP Coal sales realization per ton	$237.98	$94.15	$143.83	152.8%

All Other category:
Tons sold	771	1,030	(259)	(25.1)%
Non-GAAP Coal revenues	$58,185	$63,416	$(5,231)	(8.2)%
Non-GAAP Coal sales realization per ton	$75.47	$61.57	$13.90	22.6%

Non-GAAP Coal revenues. Met segment operations non-GAAP coal revenues increased $1,680.9 million, or 151.5%, for the nine months ended September 30, 2022 compared to the prior year period. The increase was primarily due to higher average non-GAAP coal sales realization of 152.8% per ton resulting from an improved pricing environment compared to the prior year period.

All Other category non-GAAP coal revenues decreased $5.2 million, or 8.2%, for the nine months ended September 30, 2022 compared to the prior year period primarily due to a decrease in tons sold, partially offset by higher non-GAAP coal sales realization per ton in the current period.

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2022	2021	$	%
Met segment operations:
Non-GAAP Cost of coal sales	$1,251,200	$859,983	$391,217	45.5%
Non-GAAP Cost of coal sales per ton	$106.70	$72.97	$33.73	46.2%
Non-GAAP Coal margin per ton	$131.27	$21.18	$110.09	519.8%

All Other category:
Non-GAAP Cost of coal sales	$42,849	$45,801	$(2,952)	(6.4)%
Non-GAAP Cost of coal sales per ton	$55.58	$44.47	$11.11	25.0%
Non-GAAP Coal margin per ton	$19.89	$17.10	$2.79	16.3%

Non-GAAP Cost of coal sales. Met segment operations non-GAAP cost of coal sales increased $391.2 million, or 45.5%, for the nine months ended September 30, 2022 compared to the prior year period. The increase was primarily driven by increased rail freight costs, royalties and taxes, supplies and maintenance expense, and salaries and wages expense, partially offset by inventory change during the current period.

All Other category non-GAAP cost of coal sales decreased $3.0 million, or 6.4%, for the nine months ended September 30, 2022 compared to the prior year period. The decrease was primarily driven by a decrease in tons sold, inventory change during the current period, and decreased royalties and taxes, partially offset by increased salaries and wages expense and supplies and maintenance expense.

Our non-GAAP cost of coal sales includes purchased coal costs. In the following tables, we calculate Adjusted cost of produced coal sold as non-GAAP cost of coal sales less purchased coal costs.

	Nine Months Ended September 30, 2022
(In thousands, except for per ton data)	Met	All Other	Consolidated
Non-GAAP Cost of coal sales	$1,251,200	$42,849	$1,294,049
Less: cost of purchased coal sold	(82,235)	(37)	(82,272)
Adjusted cost of produced coal sold	$1,168,965	$42,812	$1,211,777
Produced tons sold	11,377	770	12,147
Adjusted cost of produced coal sold per ton (1)	$102.75	$55.60	$99.76
(1) Cost of produced coal sold per ton for our operations is calculated as non-GAAP cost of produced coal sold divided by produced tons sold.

	Nine Months Ended September 30, 2021
(In thousands, except for per ton data)	Met	All Other	Consolidated
Non-GAAP Cost of coal sales	$859,983	$45,801	$905,784
Less: cost of purchased coal sold	(75,074)	—	(75,074)
Adjusted cost of produced coal sold	$784,909	$45,801	$830,710
Produced tons sold	11,028	1,030	12,058
Adjusted cost of produced coal sold per ton (1)	$71.17	$44.47	$68.89
(1) Cost of produced coal sold per ton for our operations is calculated as non-GAAP cost of produced coal sold divided by produced tons sold.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that is presented as a supplemental measure and is not intended to replace financial performance or liquidity measures determined in accordance with GAAP. Moreover, this measure is not calculated identically by all companies and therefore may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is presented because management believes it is a useful indicator of the financial performance of our coal operations. The following tables present a reconciliation of net income (loss) to Adjusted EBITDA for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022
	Met	All Other	Consolidated
Net income (loss) from continuing operations	$1,417,125	$(188,856)	$1,228,269
Interest expense	132	19,864	19,996
Interest income	(541)	(871)	(1,412)
Income tax expense	—	114,073	114,073
Depreciation, depletion and amortization	81,010	2,680	83,690
Non-cash stock compensation expense	3	4,100	4,103
Mark-to-market adjustment - acquisition-related obligations	—	10,615	10,615
Accretion on asset retirement obligations	10,178	7,644	17,822
Amortization of acquired intangibles, net	13,182	2,856	16,038
Adjusted EBITDA	$1,521,089	$(27,895)	$1,493,194

	Nine Months Ended September 30, 2021
	Met	All Other	Consolidated
Net income (loss) from continuing operations	$139,354	$(106,942)	$32,412
Interest expense	132	53,158	53,290
Interest income	(6)	(316)	(322)
Income tax expense	—	211	211
Depreciation, depletion and amortization	75,403	4,858	80,261
Non-cash stock compensation expense	22	4,329	4,351
Mark-to-market adjustment - acquisition-related obligations	—	18,009	18,009
Accretion on asset retirement obligations	10,170	9,800	19,970
Asset impairment and restructuring	—	(561)	(561)
Amortization of acquired intangibles, net	9,749	(347)	9,402
Adjusted EBITDA	$234,824	$(17,801)	$217,023

The following table summarizes Adjusted EBITDA for our Met segment operations and All Other category:

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2022	2021	$	%
Adjusted EBITDA
Met segment operations	$1,521,089	$234,824	$1,286,265	547.8%
All Other category	(27,895)	(17,801)	(10,094)	(56.7)%
Total	$1,493,194	$217,023	$1,276,171	588.0%

Met segment operations. Adjusted EBITDA increased $1,286.3 million, or 547.8%, for the nine months ended September 30, 2022 compared to the prior year period. The increase in Adjusted EBITDA was primarily driven by increased coal margin.

All Other category. Adjusted EBITDA decreased $10.1 million, or 56.7%, for the nine months ended September 30, 2022 compared to the prior year period. The decrease in Adjusted EBITDA was primarily driven by a decrease in tons sold, partially offset by higher non-GAAP coal sales realization per ton in the current period.

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

Liquidity

The following table summarizes our total liquidity as of September 30, 2022:

(in thousands)	September 30, 2022
Cash and cash equivalents	$404,430
Credit facility availability (1)	91,102
Total liquidity	$495,532
(1) Comprised of our unused commitments available under the Second Amended and Restated Asset-Based Revolving Credit
Agreement (“ABL Agreement”), subject to limitations described therein.

Cash Collateral

We are required to provide cash collateral to secure our obligations under certain worker’s compensation, black lung, reclamation-related obligations, financial payments and other performance obligations, and other operating agreements. Additionally, we have short-term restricted cash held in escrow related to our Contingent Revenue Obligation (refer to Note 10). Future regulatory changes relating to these obligations could result in increased obligations, additional costs, or additional collateral requirements which could require greater use of alternative sources of funding for this purpose, which would reduce our liquidity. Refer to the DCMWC Reauthorization Process section below for information related to the new authorization process for self-insured coal mine operators being implemented by the U.S. Department of Labor (Division of Coal Mine Workers’ Compensation). As of September 30, 2022, we had the following cash collateral on our Condensed Consolidated Balance Sheets:

(in thousands)	September 30, 2022
Short-term and long-term restricted cash	$50,524
Long-term restricted investments	92,384
Short-term and long-term deposits (1)	7,900
Total cash collateral	$150,808
(1) Includes $6,522 related to our dividend payable. Refer to Note 7 for additional information.

Off-Balance Sheet Arrangements

We are required to provide financial assurance in order to perform the post-mining reclamation required by our mining permits, pay workers’ compensation claims under workers’ compensation laws in various states, pay federal black lung benefits, and perform certain other obligations. In order to provide the required financial assurance, we generally use surety bonds for post-mining reclamation and workers’ compensation obligations. We also use bank letters of credit to collateralize certain obligations. As of September 30, 2022, we had the following outstanding surety bonds and letters of credit:

(in thousands)	September 30, 2022
Surety bonds	$162,105
Letters of credit (1)	$63,948
(1) The letters of credit outstanding are under the Second Amended and Restated Asset-Based Revolving Credit Agreement dated December 6, 2021 and the Credit and Security Agreement dated June 30, 2017, and related amendments, between ANR, Inc. and First Tennessee Bank National Association.

Refer to Note 16, part (c) for further disclosures on off-balance sheet arrangements.

Debt Financing and Related Transactions

As of September 30, 2022, we had $4.7 million of indebtedness outstanding before debt discount and issuance costs. Our indebtedness is comprised of financing leases and other financing obligations. Our Credit Agreement entered into on June 14, 2019 provided for a senior secured term loan facility with a maturity date of June 14, 2024 (the “Term Loan Credit Facility”). As of September 30, 2022, we had no outstanding borrowings under the Term Loan Credit Facility as a result of voluntary prepayments of $449.4 million of outstanding principal borrowings during the first and second quarters of 2022 in our continued strategic effort to reduce our outstanding debt and strengthen our balance sheet. Effective with the final voluntary prepayment on June 3, 2022, the Credit Agreement was terminated, and we were released of all underlying obligations including the Credit Agreement covenants.

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

Acquisition-Related Obligations

At September 30, 2022, we had $30.1 million of acquisition-related obligations outstanding. Our acquisition-related obligations are primarily comprised of the Contingent Revenue Obligation which has an offsetting short-term restricted cash amount held in escrow (refer to Note 10 and Note 16). During the second quarter of 2022, we paid $16.2 million pursuant to the terms of the Contingent Revenue Obligation.

Capital Requirements

Our capital expenditures for the nine months ended September 30, 2022 were $103.4 million. We expect to spend between $160.0 million and $190.0 million on capital expenditures during 2022.

Contractual Obligations

Our contractual obligations are discussed in the “Liquidity and Capital Resources—Contractual Obligations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

Our contractual obligations relating to the Term Loan Credit Facility were eliminated during the nine months ended September 30, 2022 due to the final voluntary prepayments we made during the period terminating our Credit Agreement. Our contractual obligations relating to the Contingent Revenue Obligation decreased during the nine months ended September 30, 2022 primarily as a result of payments made during the period, partially offset by an increase in forecasted future revenue. Our contractual obligations relating to coal purchase commitments increased during the nine months ended September 30, 2022 primarily as a result of new agreements during the period. Additionally, our contractual obligations relating to unconditional purchase obligations decreased during the nine months ended September 30, 2022 primarily as a result of expected fulfillment of commitments during the current period, partially offset by new agreements. The table below reflects these obligations as of September 30, 2022:

(in thousands)	Remainder of 2022	2023	2024	2025	2026	After 2026	Total
Term Loan Credit Facility (1)	$—	$—	$—	$—	$—	$—	$—
Contingent Revenue Obligation	$—	$30,369	$—	$—	$—	$—	$30,369
Coal purchase commitments	$65,149	$10,943	$—	$—	$—	$—	$76,092
Unconditional purchase obligations (2)	$47,776	$28,674	$67,125	$—	$—	$—	$143,575
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

Income Taxes

During the nine months ended September 30, 2022, we paid estimated federal and state income taxes of $120.2 million. Refer to Note 13 for further disclosures related to income taxes.

Pension Plans

We expect our minimum required contributions to the pension plans to be $0.4 million in the remainder of 2022. Refer to Note 14 for further disclosures related to this obligation.

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

Share Repurchase Program

Refer to Note 7 and “Unregistered Sales of Equity Securities and Use of Proceeds” for information on the share repurchase program and the shares repurchased during the current period. Also refer to Note 18 for information related to the Board’s approval to increase the aggregate amount permitted to be repurchased under the share repurchase program.

Dividend Program

Refer to Note 7 and Note 18 for information related to our dividend program, the cash dividends declared during the current period, and the related subsequent event disclosures which includes the declaration of the quarterly cash dividend and a one-time, special dividend.

Cash Flows

Cash, cash equivalents, and restricted cash increased by $272.3 million and decreased by $74.6 million over the nine months ended September 30, 2022 and 2021, respectively. The net change in cash, cash equivalents, and restricted cash was attributable to the following:

	Nine Months Ended September 30,
	2022	2021
Cash flows (in thousands):
Net cash provided by operating activities	$1,299,037	$70,573
Net cash used in investing activities	(182,564)	(62,302)
Net cash used in financing activities	(844,133)	(82,916)
Net increase (decrease) in cash and cash equivalents and restricted cash	$272,340	$(74,645)

Operating Activities. The increase in net cash provided by operating activities for the nine months ended September 30, 2022 compared to the prior year period was primarily attributable to the improvement in our results from operations as discussed above in “Results of Operations,” partially offset by changes in operating assets and liabilities, primarily attributable to an increase in our working capital. Our working capital increase was primarily driven by increases in our cash and cash equivalents and trade accounts receivable, net.

Investing Activities. The increase in net cash used in investing activities for the nine months ended September 30, 2022 compared to the prior year period was primarily driven by increases in our purchases of investment securities and capital expenditures, partially offset by an increase in the maturity of investment securities.

Financing Activities. The increase in net cash used in financing activities for the nine months ended September 30, 2022 compared to the prior year period was primarily driven by the voluntary prepayments of our remaining outstanding principal borrowings under the Term Loan Credit Facility and the common stock repurchases under our share repurchase program during the current period (refer to Note 7 and Note 9 for further information).

Analysis of Material Debt Covenants

We are in compliance with all covenants under the ABL Agreement, as of September 30, 2022. A breach of the covenants in the ABL Agreement could result in a default under the terms of such agreement, and the respective lenders could then elect to declare all amounts borrowed due and payable.

Pursuant to the ABL Agreement, during any Liquidity Period (capitalized terms as defined in the ABL Agreement), our Fixed Charge Coverage Ratio cannot be less than 1.0 as of the last day of any Test Period, commencing with the Test Period ended immediately preceding the commencement of such Liquidity Period. The Fixed Charge Coverage Ratio is calculated as (a) Consolidated EBITDA of the Company and its Restricted Subsidiaries for such period, minus non-financed Capital Expenditures (including Capital Expenditures financed with the proceeds of any Loans) paid or payable currently in cash by the Company or any of its Subsidiaries for such period to (b) the Fixed Charges of the Company and its Restricted Subsidiaries during such period. As of September 30, 2022, we were not in a Liquidity Period.

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

Our critical accounting policies are discussed in the “Critical Accounting Policies and Estimates” section contained in our Annual Report on Form 10-K for the year ended December 31, 2021. Our critical accounting policies remain unchanged at September 30, 2022. Refer to Note 1 for disclosures related to new accounting policies adopted.

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

The market price of diesel fuel fluctuates due to changes in production, seasonality, and other market factors generally outside of our control. Increased fuel costs may have a negative impact on our results of operations and financial condition. Based upon our 2021 diesel fuel consumption (approximately 23.0 million gallons), a 10% increase in the average annual price per gallon of diesel fuel would have increased our annual diesel fuel expense by approximately $5.4 million. As of September 30, 2022, we had diesel fuel purchase commitments for 2022 as follows:

	Budgeted Usage in Gallons (1)	% Priced	Average Realized Price per Gallon
Diesel fuel	24.3 million	85.2%	$3.07
(1) Includes fixed price purchase agreements covering approximately 13.1 million gallons (53.8% of expected 2022 usage).

Interest Rate Risk

As of September 30, 2022, we do not have any outstanding variable rate borrowings with market risk exposure with respect to interest rates. Refer to Note 9 for additional information. Also refer to the“Financial Statements and Supplementary Data—Note 14” section contained in our Annual Report on Form 10-K for the year ended December 31, 2021 for discussion on the terms of our long-term debt.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of September 30, 2022.

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

Decreased availability or increased costs of key equipment and materials, including certain items mandated by regulations, increased commodities costs, sustained inflation or increased costs of coal that we purchase from third parties, could increase our cost of production and decrease our profitability.

We depend on reliable supplies of mining equipment, replacement parts and materials such as explosives, diesel fuel, tires, steel, magnetite and other raw materials and consumables which, in some cases, do not have ready substitutes. Some equipment and materials are needed to comply with regulations, such as proximity detection devices on continuous mining machines and steel. The supplier base providing mining materials and equipment has been relatively consistent in recent years, although there continues to be consolidation, which has resulted in a limited number of suppliers for certain types of equipment and supplies.
Any significant reduction in availability or increase in cost of any mining equipment or key supplies could adversely affect our operations and increase our costs, which could adversely affect our operating results and cash flows. Diesel fuel supply, in particular, is unusually limited at present due to the current global economy, and a sustained or worsened shortage of diesel fuel could negatively and materially impact our results of operations.

In addition, the prices we pay for materials are strongly influenced by the global commodities markets. Coal mines consume large quantities of these commodities, such as steel, copper, rubber products, explosives and diesel and other liquid fuels. A rapid or significant increase in the cost of these commodities would increase our mining costs. Diesel fuel, for example, is one of our largest variable costs, and any increase in the price we pay for diesel fuel has a negative impact on our results of operations. Further, if the value of the U.S. dollar declines relative to foreign currencies with respect to certain imported supplies or other products, our operating expenses will increase, which could materially adversely impact our profitability.

The U.S. and global economies have recently experienced high levels of inflation. If inflation were to remain at high levels for an extended period, or increase further, a related increase in our input costs could materially adversely affect our profitability.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Policy

On May 3, 2022, the Company’s Board adopted a dividend policy. Pursuant to this policy, the Board initially intended to pay aggregate cash dividends of $1.50 per share of common stock per year, with $0.375 per share paid each quarter. On August 4, 2022 the Company’s Board increased the quarterly dividend amount to $0.392 per share. Refer to Note 18 for subsequent event disclosures related to the Company’s dividend program. The holders of the Company’s common stock are entitled to receive such dividends, if any, when they are declared by the Company’s Board. Future dividends are subject to declaration by the Company’s Board and depend on Alpha’s future earnings and financial condition and other relevant factors. Refer to Note 7 for further information related to the Company’s dividend program.

Repurchase of Common Stock

The following table summarizes information about shares of common stock that were repurchased during the third quarter of 2022.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (2),(3),(4)
July 1, 2022 through July 31, 2022	433,470	$127.27	429,180	$420,147
August 1, 2022 through August 31, 2022	534,848	$147.22	534,848	$341,407
September 1, 2022 through September 30, 2022	458,099	$137.39	458,099	$278,471
	1,426,417		1,422,127
(1) Includes 4,290 common shares repurchased from employees to satisfy the employees’ statutory tax withholdings upon the vesting of stock grants. Shares that are repurchased to satisfy the employees’ statutory tax withholdings are recorded in treasury stock at cost.
(2) On March 4, 2022, the Company’s Board adopted a share repurchase program with no expiration date that permitted the Company to repurchase up to an aggregate amount of $150 million of the Company's common stock. On May 3, 2022, the Company’s Board amended the share repurchase program to increase the aggregate amount the Company is permitted to repurchase to $600 million of the Company's common stock. Refer to Notes 7 and 18 for additional information and subsequent event disclosures.
(3) The Company adopted a capital return program in 2019, including a stock repurchase plan with no expiration date that permitted the Company to repurchase up to an aggregate amount of $100 million of the Company's common stock. The Company suspended this stock repurchase plan on October 1, 2019 and does not currently intend to make further repurchases under it.

(4) We cannot estimate the number of shares that will be repurchased because decisions to purchase are subject to market and business conditions, levels of available liquidity, our cash needs, restrictions under agreements or obligations, legal or regulatory requirements or restrictions, and other relevant factors. This amount does not include $97 thousand of stock repurchase related fees.

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

ALPHA METALLURGICAL RESOURCES, INC.
Date: November 7, 2022	By:	/s/ J. Todd Munsey
	Name:	J. Todd Munsey
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
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
101*
The following financial information from Alpha Metallurgical Resources, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
** Furnished herewith