Form 10-K
period 2022-12-31
Alpha Metallurgical Resources, Inc.
filed 2023-02-23
CIK 1704715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
 ☒ Yes   ☐ No

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the Common Stock held by non-affiliates of the registrant (excluding outstanding shares beneficially owned by directors, executive officers, and other affiliates) on June 30, 2022, was approximately $1.6 billion based on the closing price of the Company’s common stock as reported that date on the New York Stock Exchange of $129.13 per share. Such assumptions should not be deemed to be conclusive for any other purpose.

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of February 16, 2023: 15,170,451

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2023 annual meeting of stockholders (the “Proxy Statement”), which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2022.

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
•railroad, barge, truck and other transportation availability, performance and costs;
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
•our ability to meet collateral requirements and fund employee benefit obligations;
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
•the imposition or continuation of barriers to trade, such as tariffs;
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

•changes in, interpretations of, or implementations of domestic or international tax or other laws and regulations, including the Inflation Reduction Act of 2022 and its related regulations;
•our relationships with, and other conditions affecting, our customers, including the inability to collect payments from our customers if their creditworthiness declines;
•changes in, renewal or acquisition of, terms of and performance of customers under coal supply arrangements and the refusal by our customers to receive coal under agreed-upon contract terms;
•our indebtedness and potential future indebtedness;
•reclamation and mine closure obligations;
•utilities switching to alternative energy sources such as natural gas, renewables and coal from basins where we do not operate; and
•our assumptions concerning economically recoverable coal reserve estimates.

The list of factors identified above is not exhaustive. We caution readers not to place undue reliance on any forward looking statements, which are based on information currently available to us and speak only as of the dates on which they are made. When considering these forward-looking statements, you should keep in mind the cautionary statements in this report. We do not undertake any responsibility to publicly revise these forward-looking statements to take into account events or circumstances that occur after the date of this report. Additionally, except as expressly required by federal securities laws, we do not undertake any responsibility to update you on the occurrence of any unanticipated events, which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this report.

Part I

Item 1. Business
Unless otherwise indicated or the context otherwise requires, references in this “Item 1. Business” section to “the combined company,” “we,” “us” and other similar terms refer to Alpha Metallurgical Resources, Inc. and its consolidated subsidiaries (previously Contura Energy, Inc. and its consolidated subsidiaries). Disclosures in this “Item 1. Business” section should be read in conjunction with “Item 1A. Risk Factors” for further discussion of factors impacting our business. Effective February 1, 2021, we changed our corporate name from Contura Energy, Inc. to Alpha Metallurgical Resources, Inc. to more accurately reflect our strategic focus on the production of metallurgical coal. Following the effectiveness of our name change, our ticker symbol on the New York Stock Exchange changed from “CTRA” to “AMR” effective on February 4, 2021.
Our Company
We are a Tennessee-based mining company with operations in Virginia and West Virginia. With customers across the globe, high-quality reserves and significant port capacity, we reliably supply metallurgical coal products to the steel industry. We operate highly productive, cost-competitive coal mines across the CAPP coal basin. Our portfolio of mining operations consists of 15 underground mines, nine surface mines and eight coal preparation plants. We own a 65.0% interest in Dominion Terminal Associates (“DTA”), a coal export terminal in Newport News, Virginia. DTA provides us with the ability to fulfill a broad range of customer coal quality requirements through coal blending, while also providing storage capacity and transportation flexibility.
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

We have a substantial reserve base of 336.7 million tons of proven and probable reserves as of December 31, 2022. Our reserve base consists of 322.7 million tons of proven and probable metallurgical reserves, and 14.0 million tons of proven and probable thermal reserves. Additionally, we have approximately 527.3 million tons of in situ bituminous coal resources as of December 31, 2022.

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

Other Business Developments
During the fourth quarter of 2022, in an effort to secure in-demand supplies and services, our subsidiary Maxxim Rebuild Co., LLC (“Maxxim”) purchased substantially all the assets of Industrial Plating and Machine, Inc. (“IPM”), which manufactures essential mining equipment components, including gear cases. Refer to Note 2 for additional information. In addition, in January 2023, Maxxim completed a series of transactions to acquire a number of coal trucks and related equipment and facilities.

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

On December 8, 2017, we closed a transaction with Blackjewel to sell our Western Mines located in the Powder River Basin (“PRB”), Wyoming, along with related coal reserves, equipment, infrastructure and other real properties. On October 4, 2019, we closed on the ESM Transaction in connection with Blackjewel’s subsequent bankruptcy filing. On May 29, 2020, certain of our subsidiaries (Contura Coal West, LLC and Contura Wyoming Land, LLC), one of which held the mining permits for the Western Mines, were merged with certain subsidiaries of ESM to become wholly-owned subsidiaries of ESM and to complete the permit transfer process in connection with the ESM Transaction.

On November 9, 2018, we merged with Alpha Natural Resources Holdings, Inc. and ANR, Inc. Upon the consummation of the transactions contemplated by a definitive merger agreement (the “Merger Agreement”), our common stock began trading on the New York Stock Exchange under the ticker “CTRA.” Previously, our shares traded on the OTC market under the ticker “CNTE.”

On December 10, 2020, we closed on a transaction with Iron Senergy Holdings, LLC, to sell our thermal coal mining operations located in Pennsylvania consisting primarily of our Cumberland mining complex and related property (our former NAPP operations). This transaction accelerated our strategic exit from thermal coal production to shift our focus to met coal production. Our former NAPP operations results of operations and financial position are reported as discontinued operations in the Consolidated Financial Statements for the year ended December 31, 2020. Refer to Note 3 to the Consolidated Financial Statements for further information on discontinued operations.

Effective February 1, 2021, we changed our corporate name from Contura Energy, Inc. to Alpha Metallurgical Resources, Inc. to more accurately reflect our strategic focus on the production of met coal. Following the effectiveness of our name change, our ticker symbol on the New York Stock Exchange changed from “CTRA” to “AMR” effective on February 4, 2021.

Our Mining Operations and Properties

The following table provides a summary of information regarding our active mining complexes as of December 31, 2022 (see also “Item 2. Properties” for further information):

(Amounts in thousands, except for mine data)						Tons Sold (4)
Mining Complex	Location	Acquired	Mines (1)	Equipment (2)	Rail (3)	2022	2021	2020	Carrying Value (5)	Reserves (6)
Met
Aracoma	WV	2018	4	CM	CSX	2,643	2,221	1,564	$171,942	40,114
Kepler	WV	2018	1	CM	CSX/NS	1,897	1,571	800	$233,565	43,954
Kingston	WV	2018	5	CM/S/H	CSX	1,935	2,348	2,040	$35,290	32,892
Marfork	WV	2018	6	CM/S/H	CSX	4,106	4,032	3,394	$311,743	106,210
McClure/Toms Creek	VA	2016	6	CM/S/H	CSX/NS	3,703	4,033	3,706	$82,481	72,094
Power Mountain	WV	2016	1	CM	NS	832	837	803	$19,569	—
All Other
Mammoth	WV	2018	1	CM	NS	843	1,238	1,490	$14,585	—
(1) Number of active mines as of December 31, 2022.
(2) Equipment: S = Shovel/Excavator/Loader/Trucks; CM = Continuous Miner; H = Highwall Miner
(3) CSX = CSX Transportation; NS = Norfolk Southern Railway Company
(4) Tons of coal purchased from third parties and not processed are not included.
(5) Net book value of property, plant and equipment and owned and leased mineral rights as of December 31, 2022.
(6) Proven and probable reserves as of December 31, 2022. Refer to Item 2. Properties for further information. Feasibility/Pre-feasibility studies are not considered cost beneficial for Power Mountain and Mammoth complexes.

Aracoma – Aracoma is a mining complex located in Logan, Mingo, and Boone counties, West Virginia. The complex has four active underground mines which produce primarily High-Vol. B quality met coal from the Upper Chilton, Upper Cedar Grove, and No. 2 Gas coal seams. Mine lives range from 4 to 17 years. Coal is processed at the Bandmill Preparation Plant and loaded onto CSX rail for delivery to customers.

Kepler – Kepler is a mining complex located in Wyoming, McDowell, and Raleigh counties, West Virginia. The complex has one active underground mine (with an estimated life of 22 years) which produces primarily Low-Vol. quality met coal from the Pocahontas No. 3 coal seam. Coal is processed at the Kepler Preparation Plant and either loaded onto NS rail or trucked to the Feats Loadout and loaded onto the CSX rail for delivery to customers.

Kingston – Kingston is a mining complex located in Fayette and Raleigh counties, West Virginia. The complex has one active underground mine, which produces primarily Mid-Vol. quality met coal from the Douglas coal seam. The complex also has four active surface mines which produced High-Vol. A quality met coal as well as some thermal quality coal as a by-product of mining from multiple coal seams. Mine lives range from 2 to 12 years. Coal from the underground mine is processed at the Kingston Preparation Plant and trucked to the Pax Loadout to be loaded onto CSX rail for delivery to customers. Coal from the surface mines may be processed through the Kingston Preparation Plant, trucked to and processed through the Mammoth Plant, or trucked directly to the Pax Loadout or Marmet Dock for delivery to customers.

Marfork – Marfork is a mining complex located in Raleigh, Boone, Kanawha, and Fayette counties, West Virginia. The complex has three active underground mines which produce High-Vol. A quality met coal from the Eagle coal seam and one active underground mine that produces mid-vol quality met coal from the Glen Alum Tunnel seam. The complex also has two active surface mines which produce High-Vol. A quality met coal as well as some thermal quality coal as a by-product of mining from multiple coal seams. Mine lives range from 1 to 19 years. Coal from the underground mines is processed at the Marfork Preparation Plant and loaded onto the CSX rail for delivery to customers. Coal from the surface mines may be processed through the Marfork Preparation Plant or trucked directly to the Pax Loadout or the Marmet Dock for delivery to customers.

McClure/Toms Creek – McClure/Toms Creek is a mining complex located in Dickenson, Buchanan, Russell, and Wise counties, Virginia. The complex has three active underground mines which produce High-Vol. A and Mid-Vol. quality met coal from the Upper Banner, Lower Banner, and Jawbone coal seams. The complex also has three active surface mines which produce primarily High-Vol. A quality met coal as well as some thermal quality coal as a by-product of mining from multiple coal seams. Mine lives range from 1 to 36 years. Coal is processed at either the McClure Preparation Plant or the Toms Creek Preparation Plant and loaded on the CSX or NS rail, respectively for delivery to customers.

Power Mountain – Power Mountain is a mining complex located in Nicholas County, West Virginia. The complex has one active underground mine (with an estimated life of 3 years) which produces High-Vol. B quality met coal from the Eagle coal seam. In November 2022, we acquired additional property rights and coal resources and plan to develop a second underground mine which will produce High-Vol. B quality met coal from the Powellton seam with production expected to commence in 2023. Coal is processed at the Power Mountain Preparation Plant and loaded onto NS rail for delivery to customers.

Mammoth – Mammoth is a mining complex located in Kanawha and Fayette counties, West Virginia. The complex has one active underground mine that produces thermal quality coal from the Stockton coal seam and is expected to mine out in 2023. Coal is processed at the Mammoth Preparation Plant and loaded onto NS rail for delivery to customers.

Equipment

Our plant and equipment, including underground and surface equipment, are of varying age, in good operational condition, and are regularly maintained and serviced by a dedicated maintenance workforce and third-party suppliers, including scheduled preventive maintenance.
Preparation Plants, Loadouts, and Docks
The following is a summary of information regarding our active preparation plants as of December 31, 2022:

Preparation Plant	Year Constructed/Upgraded	Processing Capacity (Tons per hour)	Utilization %	Power Source
Met
Bandmill	2010	1,200	69%	American Electric Power
Kepler	1967	900	49%	American Electric Power
Kingston	1974/2001	700	59%	American Electric Power
Marfork	1994/2019	2,400	58%	American Electric Power
McClure	1979/2019	1,100	55%	American Electric Power
Toms Creek	1980/2004	1,100	37%	American Electric Power
Power Mountain	1985/2010	1,200	30%	American Electric Power
All Other
Mammoth	1950/2008	1,200	26%	American Electric Power

The following is a summary of information regarding our active loadouts and docks as of December 31, 2022:

Loadout/Dock	Year Constructed	Loading Capacity (Tons per hour)
Pax Loadout	2006	3,500
Feats Loadout	1975	3,500
Marmet Dock	1986	1,600

Export Terminal

The following is a summary of information regarding DTA (in which we own a 65% interest) as of December 31, 2022:

Export Terminal	Year Constructed	Loading Capacity (Tons per hour)	Storage Capacity (Net tons)
DTA	1984	Up to 6,500	1.7 million

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
Our export shipments serviced customers in 26 and 25 countries during the years ended December 31, 2022 and 2021, respectively. Asia was our largest export market for the year ended December 31, 2022, with coal sales to Asia accounting for approximately 53% of export coal revenues and 43% of coal revenues. Asia was also our largest export market for the year ended December 31, 2021, with coal sales to Asia accounting for approximately 49% of export coal revenues and 37% of coal revenues. All of our sales are conducted in U.S. dollars. Refer to Note 23 to the Consolidated Financial Statements for additional export coal revenue information.
Met coal accounted for approximately 95% and 92% of our coal revenues for the years ended December 31, 2022 and 2021, respectively. Our met coal sales are typically made with customers with whom we have a long-term relationship. Domestic met customers typically enter into one-year agreements with a fixed price for the entire contract year. Any longer-term agreement would generally have a renegotiation of price each subsequent contract year. Export sales are generally made on an annual, quarterly, or spot cargo basis. Annual and quarterly agreements typically have market-indexed pricing that changes with the market monthly. Any export agreement with a term greater than one year would generally have a renegotiation of pricing terms for each subsequent contract year. Volume for future years is generally contingent on both parties agreeing to a pricing mechanism to cover the contract year.

Thermal coal accounted for approximately 5% and 8% of our coal revenues for the years ended December 31, 2022 and 2021, respectively. We often enter into long-term contracts with our thermal coal customers. Terms of these agreements may address coal quality requirements, quantity parameters, flexibility and adjustment mechanisms, permitted sources of supply, treatment of environmental constraints, options to extend, force majeure, suspension, termination and assignment issues, the allocation between the parties of the cost of complying with future governmental regulations and many other matters.
Generally, our long-term thermal coal agreements contain committed volumes and fixed prices for a period or a certain number of periods pursuant to which thermal coal will be delivered under these agreements. After a fixed price period elapses, the long-term agreement may provide for a price negotiation/determination period prior to the commencement of the pending unpriced contract period. The price negotiations generally consider either then current market prices and/or relevant market indices. Provisions of this sort increase the difficulty of predicting the exact prices a coal supplier will receive for its coal during the course of the long-term agreement. During the years ended December 31, 2022 and 2021, approximately 54% and 76%, respectively, of our thermal coal sales volume were delivered pursuant to long-term contracts.
Distribution and Transportation
Coal consumed domestically is usually sold at the mine and transportation costs are normally borne by the purchaser. Export coal is usually sold at the loading port, with purchasers responsible for further transportation.
For our export sales, we negotiate transportation agreements with various providers, including railroads, trucks, barge lines, and terminal facilities to transport shipments to the relevant loading port. We coordinate with customers, mining facilities and transportation providers to establish shipping schedules that meet each customer’s needs. Our captive coal is loaded from our preparation plants, loadout facilities, and in certain cases directly from our mines. The coal we purchase is loaded in some cases directly from mines and preparation plants operated by third parties or from an export terminal. Virtually all of our coal is transported from the mine to our preparation plants by truck or belt conveyor systems. It is transported from preparation plants and loading facilities to the customer by means of railroads, trucks, barge lines, and lake-going and ocean-going vessels from terminal facilities. We depend upon rail, barge, trucking and other systems to deliver coal to markets. In the years ended 2022 and 2021, our produced coal was transported from the mines and to the customer primarily by rail, with the main rail carriers being CSX Transportation and Norfolk Southern Railway Company. Rail shipments constituted approximately 84% and 82% of total shipments of coal volume from our mines during the years ended 2022 and 2021, respectively. The balance was shipped from our preparation plants, loadout facilities or mines via truck or barge. Our export sales are primarily shipped to DTA and Pier 6 (Lambert’s Point) shipping ports in the Hampton Roads area of Virginia. We may ship limited export quantities through other U.S. ports when warranted by logistics and economics.
Procurement
Principal goods and services used in our business include mining equipment, replacement parts and materials such as explosives, diesel fuel, tires, conveyance structure, ventilation supplies, lubricants, steel, magnetite and other raw materials, maintenance and repair services, electricity, and roof control and support items. We rely substantially on third-party suppliers to provide mining materials and equipment. Although there continues to be consolidation, which has resulted in a limited number of suppliers for certain types of equipment and supplies, we believe that adequate substitute suppliers are available.

In December 2022, primarily to secure the supply of certain underground mining equipment parts needed for our operations, we purchased substantially all of the assets of a mining equipment component manufacturing and rebuilding business. Refer to Note 2 for additional information. In the first quarter of 2023, we completed a series of transactions to acquire a number of coal trucks and related equipment and facilities to secure trucking services for our operations.

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
Competition
The coal industry is highly competitive, both in the U.S. and internationally. In the met coal market, of the approximately 67.8 million tons produced in the U.S. in 2022, we produced approximately 13.9 million tons, or 21%. A significant portion of U.S. met coal production is shipped internationally, where it competes directly with international sources of production. Approximately 75% of our met coal tons sold were shipped internationally in 2022.

In the thermal market, of the approximately 524.5 million tons produced in the U.S. in 2022, we produced approximately 2.2 million tons, or less than 1%. Only a small portion of overall U.S. thermal production is shipped internationally, but there is strong competition in the domestic market. Approximately 39% of our thermal coal tons sold were shipped internationally in 2022. We compete for U.S. sales with numerous coal producers in the Appalachian region and the Illinois basin, and in some cases with western coal producers.

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

Human Capital Resources

As of December 31, 2022, we had approximately 3,730 employees, all of which were full-time employees, with 73% of our total workforce being hourly workers. Our employees were almost entirely located in the United States, with three employees located outside the United States. Approximately 97% of our total workforce was union-free as of December 31, 2022. Certain of our subsidiaries have wage agreements with the United Mine Workers of America (“UMWA”) representing roughly 3% of our workforce. Certain of our subsidiaries have wage agreements with the UMWA that are subject to termination by either the employer or the UMWA, without cause, on July 31, 2025 and one on February 28, 2026. We strive to maintain positive working relationships with organized labor. Relations with our employees are important to our success, and we believe that we have good relations with our workforce.

As of December 31, 2022, we had approximately 3,500 employees working at our mining operations across Central Appalachia in Virginia and West Virginia, while the remainder of our personnel were employed at our headquarters in Bristol, Tennessee, in Julian, West Virginia, or at other administrative offices throughout the region. As of December 31, 2022, approximately 41% of our total workforce had at least ten years of service with our Company, while approximately 28% had fifteen or more years of service with our Company.

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

Employee Safety, Health, and Welfare

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

In 2022, we achieved an overall Non-fatal days lost (“NFDL”) safety incident rate that was 54% better than the U.S. industry average NFDL safety incident rate per 200,000 hours worked. The industry rate is based on available data for the first three quarters of 2022 and the Alpha rate reflects full year 2022.

Alpha’s mine operations routinely collaborate with academic institutions as well as federal and state agencies to facilitate testing of new concepts and technologies and to utilize them whenever possible to provide the best safety and protection for our employees.

We also believe in taking precautions to avoid incidents and prevent them from occurring. Our Incident Response Plan and Mine Emergency Response Drills have been developed and widely disseminated to appropriate operations and corporate personnel to build the framework for a prompt and coordinated response in the event an incident occurs. Alpha’s award winning mine rescue teams undergo highly specialized training and compete in regional and national mine rescue events to test their skills in first aid, firefighting, mine ventilation, and critical decision-making.

As posted on our Company website, several of our mine operations have been recognized on numerous occasions for outstanding performance and have received several awards in the areas of safety and mine rescue. In 2022, Alpha mine rescue teams won a national championship along with several other first-place awards in both overall competition honors and technical category titles.

Refer to Exhibit 95 Mine Safety Disclosure included in this Annual Report on Form 10-K for additional mine safety information.

In the first quarter of 2020, the COVID-19 virus was declared a pandemic by the World Health Organization. In response to the COVID-19 pandemic, we implemented policies, procedures, and prevention measures to protect the safety and health of our employees. During 2021, our Company experienced an increase in employee absences due to COVID-19-related matters such as precautionary quarantining, waiting on COVID-19 test results, testing positive for COVID-19, receiving a vaccination, or providing care for a family member. The number of employee absences related to COVID-19 decreased in 2022 and was limited in its impact. We will continue to evaluate our policies, procedures, and precautionary measures in light of further developments as necessary or appropriate.

Legal Proceedings

We could become party to legal proceedings from time to time. These proceedings, as well as governmental examinations, could involve various business units and a variety of claims, including, but not limited to, contract disputes, personal injury claims, property damage claims (including those resulting from blasting, subsidence, trucking and flooding), environmental and safety issues, and employment matters. While some legal matters may specify the damages claimed by the plaintiffs, many seek an unquantified amount of damages. Even when the amount of damages claimed against us or our subsidiaries is stated, (i) the claimed amount may be exaggerated or unsupported; (ii) the claim may be based on a novel legal theory or involve a large number of parties; (iii) there may be uncertainty as to the likelihood of a class being certified or the ultimate size of the class; (iv) there may be uncertainty as to the outcome of pending appeals or motions; and/or (v) there may be significant factual issues to be resolved. As a result, if such legal matters arise in the future, we may be unable to estimate a range of possible loss for matters that have not yet progressed sufficiently through discovery and development of important factual information and legal issues. We record accruals based on an estimate of the ultimate outcome of these matters, but these estimates can be difficult to determine and involve significant judgment.

ENVIRONMENTAL AND OTHER REGULATORY MATTERS
Federal, state and local authorities regulate the U.S. coal mining industry and the industries it serves with respect to matters such as employee health and safety, permitting and licensing requirements, air quality standards, water quality, plant and wildlife protection, the reclamation of mining properties after mining has been completed, the discharge of materials into the environment, surface subsidence from underground mining, and the effects of mining on groundwater quality and availability. These laws and regulations, which are extensive, subject to change, and have tended to become stricter over time, have had, and will continue to have, a significant effect on our production costs and our competitive position relative to certain other sources of electricity generation. Future legislation, regulations or orders, as well as future interpretations and more rigorous enforcement of existing laws, regulations or orders, may require substantial increases in equipment and operating costs to us and delays, interruptions, or a termination of operations, the extent of which we cannot predict. In particular, the U.S. Securities and Exchange Commission (“SEC”) continues to work to finalize regulations it proposed in March 2022 intended to standardize climate-related disclosures. We intend to continue to comply with regulatory requirements as they evolve by timely implementing necessary modifications to facilities or operating procedures. Future legislation, regulations, orders or regional or international arrangements, agreements or treaties, as well as efforts by private organizations, including those relating to global climate change, may continue to cause coal to become more heavily regulated.

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
As of December 31, 2022, we had accrued $179.0 million for reclamation liabilities and mine closures, including $37.0 million of current liabilities.
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
On October 4, 2019, the WV Bankruptcy Court entered an order approving the sale by Blackjewel of the Western Assets to ESM. The ESM Transaction occurred on October 18, 2019. We were the former owner of the Western Assets, having sold them to Blackjewel in December 2017 (the “2017 Blackjewel Sale”). As the mine permit transfer process relating to our sale of the Western Assets to Blackjewel had not been completed prior to Blackjewel’s and certain of its affiliates’ filing petitions for relief under chapter 11 of title 11 of the U.S. Code (the “Bankruptcy Code”), we remained the permitholder in good standing for both mines. In connection with ESM’s acquisition of the Western Assets from Blackjewel, on October 18, 2019, we and ESM finalized an agreement that provided, among other items, for the eventual transfer of the Western Asset permits from us to ESM and replacement by ESM of our surety bonds associated with these properties. In furtherance of certain objectives contemplated under that agreement, we and ESM agreed to the merger of two of our now-former subsidiaries, i.e., Contura Coal West, LLC (“CCW”), which held and still holds the Western Asset permits, and Contura Wyoming Land, LLC (“CWL”), with certain entities formed by ESM for purposes of acquiring CCW and CWL. The ESM entities involved in the mergers were ESM Coal West SPV, LLC (“First Merging Entity”) and ESM Wyoming Land SPV, LLC (“Second Merging Entity”). The mergers were consummated effective May 29, 2020, with the First Merging Entity merging with and into CCW, with CCW as the surviving entity (the “First Surviving Entity”), and the Second Merging Entity merging with and into CWL, with CWL as the surviving entity (the “Second Surviving Entity”). Upon the mergers becoming effective, each of the First Surviving Entity and the Second Surviving Entity became wholly-owned subsidiaries of ESM. As such, the Western Asset permits are still held by the same entity, Contura Coal West, LLC, but said entity is no longer a subsidiary of ours, and we no longer have surety bonds associated with these permits and properties.

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
Once a permit application is prepared and submitted to the regulatory agency, it goes through a completeness review and technical review. Public notice of the proposed permit is given, which also provides for a comment period before a permit can be issued. Some SMCRA mine permits take over a year to prepare, depending on the size and complexity of the mine and may take months or even years to be issued. Regulatory authorities have considerable discretion in the timing of the permit issuance and the public and other agencies have rights to comment on and otherwise engage in the permitting process, including through intervention in the courts.
The Abandoned Mine Land Fund, which is part of SMCRA, requires a fee on all coal produced. The proceeds are used to reclaim mine lands closed or abandoned prior to SMCRA’s adoption in 1977. The current fee, which is effective through September 30, 2034, is $0.224 per ton on surface-mined coal and $0.096 per ton on deep-mined coal. The previous fee, which was effective through September 30, 2021, was $0.28 per ton on surface-mined coal and $0.12 per ton on deep-mined coal. For the years ended December 31, 2022 and 2021, we recorded $2.0 million and $2.5 million, respectively, of expense related to these fees.
While SMCRA is a comprehensive statute, SMCRA does not supersede the need for compliance with other major environmental statutes, including the Endangered Species Act; Clean Air Act; Clean Water Act; Resource Conservation and Recovery Act (“RCRA”) and Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”).
Surety Bonds
Federal and state laws require us to obtain surety bonds or other approved forms of security to cover the costs of certain long-term obligations, including mine closure or reclamation costs under SMCRA, federal and state workers’ compensation costs, coal leases and other miscellaneous obligations. As of December 31, 2022 and 2021, our posted third-party surety bond amount in all states where we operate was approximately $165.6 million and $176.1 million, respectively, which was used to primarily secure the performance of our reclamation and lease obligations.
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
•Cross-State Air Pollution Rule. In June 2011, the EPA finalized the CSAPR, which required 28 states in the Midwest and the eastern seaboard of the U.S. to reduce power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. Nitrogen oxide and sulfur dioxide emission reductions were scheduled to commence in 2012, with further reductions effective in 2014. However, implementation of CSAPR’s requirements were delayed due to litigation. In October 2014, the EPA issued an interim final rule reconciling the CSAPR with the Court’s order, which called for Phase 1 implementation in 2015 and Phase 2 implementation in 2017.

In September 2016, the EPA finalized an update to the CSAPR ozone season program by issuing the Final CSAPR Update rule. The Final CSAPR Update rule is the subject of a pending legal challenge in the D.C. Circuit by five states. In September 2019, the D.C. Circuit concluded that the rule was valid in certain respects but that it failed to ensure that pollution from upwind states would not prevent downwind states from meeting air quality standards in a timely manner. The court directed the EPA to revise the rule to address this failure. For states to meet their requirements under the Final CSAPR Update rule, a number of coal-fired electric generating units will likely need to be retired, rather than retrofitted with the necessary emission control technologies, reducing demand for thermal coal. On October 15, 2020, the EPA proposed the Revised CSAPR Update rule in order to fully address 21 states’ outstanding interstate pollution transport obligations for the 2008 ozone National Ambient Air Quality Standards. The EPA finalized the Revised CSAPR Update rule on April 30, 2021. The EPA estimated that the Revised CSAPR Update rule will reduce NOX emissions from power plants in 12 states in the eastern United States by 17,000 tons in 2021 compared to projections without the rule, yielding public health and climate benefits that are valued, on average, at up to $2.8 billion each year from 2021 to 2040. An industry group has challenged the Revised CSAPR Update rule in the U.S. Court of Appeals for the District of Columbia. The Court heard oral arguments on September 28, 2022. However, the Revised CSAPR Update rule remains in effect during the pendency of the appeal. The Revised CSAPR Update rule and other similar future regulations could accelerate the retirement of a significant number of coal-fired power plants, in addition to the significant number of plants and units that have already been retired as a result of environmental and regulatory requirements and uncertainties adversely impacting coal-fired generation. Such retirements would likely adversely impact our business.

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
On December 27, 2018, the EPA issued a proposed revised Supplemental Cost Finding for MATS, as well as the Clean Air Act required “risk and technology review.” After taking account of both the cost to coal- and oil-fired power plants of complying with the MATS rule and the benefits attributable to regulating hazardous air pollutant (“HAP”) emissions from these power plants, the EPA proposed to determine that it is not “appropriate and necessary” to regulate HAP emissions from power plants under Section 112 of the Clean Air Act. The emission standards and other requirements of the MATS rule, first promulgated in 2012, would remain in place, however, since the EPA did not propose to remove coal- and oil-fired power plants from the list of sources that are regulated under Section 112 of the Act.
On April 15, 2020, the EPA established a new subcategory in the MATS for electric utility steam generating units (“EGU’s”) that burn eastern bituminous coal refuse (“EBCR”). Coal refuse includes low-quality coal mixed with rock, clay and other material. The EPA is also establishing emission standards from these facilities. The new subcategory and emission standards will affect six existing EGUs that burn EBCR.

On May 22, 2020, the EPA published the completed reconsideration of the appropriate and necessary finding for the MATS. The EPA concluded that it is not “appropriate and necessary” to regulate electric utility steam generating units under Section 112 of the Clean Air Act. The EPA is also taking final action on the residual risk and technology review that is required by the CAA Section 112. The EPA states, “emissions of HAP have been reduced such that residual risk is at acceptable levels, that there are no developments in HAP emissions controls to achieve further cost-effective reductions beyond the current standard, and, therefore, no changes to the MATS rule are warranted.”

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
The Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change (the “Kyoto Protocol”) became effective in 2005 and bound those developed countries that ratified it (which the U.S. did not do) to reduce their global GHG emissions. In December 2015, the United States and almost 200 nations agreed to the Paris Agreement, which entered into force on November 4, 2016 and has the long-term goal to limit global warming to below two degrees Celsius by 2100 from temperatures in the pre-industrial era. Although this agreement does not create any binding obligations for nations to limit their GHG emissions, it does include pledges to voluntarily limit or reduce future emissions. On June 1, 2017, the Trump administration announced that the U.S. will withdraw from the Paris Agreement. This withdrawal formally took effect on November 4, 2020. However, on February 19, 2021, the U.S. formally rejoined the Paris Agreement. In addition, numerous U.S. governors, mayors and businesses have pledged their commitments to the goals of the Paris Agreement. These commitments could further reduce demand and prices for our coal.

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

Dredge and Fill Permits

Many mining activities, including the development of settling ponds and the construction of certain sediment control structures, valley fills and surface impoundments, require permits from the U.S. Army Corps of Engineers (“COE”) under Section 404 of the CWA. Generally speaking, these Section 404 permits allow the placement of dredge and fill materials into navigable waters of the United States, including wetlands, streams, and other regulated areas. The COE has issued general “nationwide” permits for specific categories of activities that are similar in nature and that are determined to have minimal adverse effects on the environment. Permits issued pursuant to Nationwide Permits 5, 21, 49 and 50 generally authorize the disposal of dredged or fill material from surface coal mining activities into waters of the United States, subject to certain restrictions. Nationwide Permits are typically reissued for a five-year period and require appropriate mitigation, and permit holders must receive explicit authorization from the COE before proceeding with proposed mining activities. On December 27, 2021 (affecting Nationwide Permit numbers including 5 and 49) and January 13, 2021 (affecting Nationwide Permit numbers including 21 and 50), the COE published its final rules reissuing and modifying its Nationwide Permits. These Nationwide Permits now expire on March 14, 2026. The January 13, 2021 final rule finalized the proposed removal of the 300 linear foot limit for losses of stream bed from several of the Nationwide permits. Expansion of our mining operations into new areas may trigger the need for individual COE approvals, which could be more costly and take more time to obtain.

In January 2020, the EPA and the COE issued a final rule that attempts to clarify the Clean Water Act's (“CWA”) jurisdictional reach over waters of the United States, referred to as the Navigable Waters Protection Rule (“NWPR”). The rule replaces a rule issued in June 2015 by the previous presidential administration, the Clean Water Rule. The Clean Water Rule was the subject of extensive legal challenges, injunctions and administrative action, and was formally repealed in December

2019. After the U.S. District Court for the District of Arizona vacated and remanded the NWPR on August 30, 2021, the EPA and the COE halted implementation of the NWPR nationwide and are interpreting “waters of the United States” consistent with the pre-2015 regulatory regime. On December 30, 2022, the EPA and COE announced the final Revised Definition of Waters of the United States rule, which reasserts the agencies’ CWA jurisdiction over wetlands and certain ephemeral streams. On January 18, 2023, the rule was published in the Federal Register. The rule will be effective on March 20, 2023. Like the NWPR, the Revised Definition of Waters of the United States rule is likely to be the subject of legal challenges and its ultimate impact on our operations is uncertain.

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

In 2006, in response to underground mine accidents, Congress enacted the Mine Improvement and New Emergency Response Act (the “MINER Act”). The MINER Act significantly amended the Mine Act, requiring, among other items, improvements in mine safety practices, increasing criminal penalties and establishing a maximum civil penalty for non-compliance, and expanding the scope of federal oversight, inspection and enforcement activities. Since the passage of the MINER Act, enforcement scrutiny has increased, including more inspection hours at mine sites, an increase in the number of inspections and an increase in the number of issuances and related penalties. Various states also have enacted their own new laws and regulations addressing many of these same subjects. The U.S. Mine Safety and Health Administration (“MSHA”) continues to interpret and implement various provisions of the MINER Act, along with introducing new proposed regulations and standards. For example, the second phase of MSHA’s respirable coal mine dust rule went into effect in February 2016 and requires increased sampling frequency and the use of continuous personal dust monitors. In August 2016, the third and final phase of the rule became effective, reducing the overall respirable dust standard in coal mines from 2.0 to 1.5 milligrams per cubic meter of air. Our compliance with these or any other new mine health and safety regulations could increase our mining costs. If we were found to be in violation of these regulations we could face penalties or restrictions that may materially and adversely affect our operations, financial results and liquidity. Under the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981, each coal mine operator must secure payment of federal black lung benefits to claimants who are current and former employees and to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to July 1, 1973. During 2021, the trust fund was funded by an excise tax on coal sold of $1.10 per ton for deep-mined coal and $0.55 per ton for surface-mined coal, neither amount to exceed 4.4% of the gross sales price. Effective January 1, 2022, the trust fund was funded by an excise tax on coal sold of $0.50 per ton for deep-mined coal and $0.25 per ton for surface-mined coal, neither amount to exceed 2% of the gross sales price. Effective October 1, 2022, the trust fund was funded by an excise tax on coal sold of $1.10 per ton for deep-mined coal and $0.55 per ton for surface-mined coal, neither amount to exceed 4.4% of the gross sales price. The excise tax does not apply to coal shipped outside the United States. For the years ended December 31, 2022 and 2021, we recorded $2.6 million and $5.7 million, respectively, of expense related to this excise tax.

The Patient Protection and Affordable Care Act (“PPACA”) introduced significant changes to the federal black lung program, including an automatic survivor benefit paid upon the death of a miner with an awarded black lung claim, and established a rebuttable presumption with regard to pneumoconiosis among miners with 15 or more years of coal mine employment that are totally disabled by a respiratory condition. On January 18, 2023, the U.S. Department of Labor announced a notice of proposed rulemaking by its Office of Workers’ Compensation Programs to revise regulations governing the standards related to self-insurance by coal mine operators. The proposed rule would update the standards coal operators must meet to self-insure, modernize and streamline the application process and fix the amount of security applicants must post. The proposed rule would also clarify acceptable forms of security and establish an appeals process. Comments on the proposed rule are due no later than March 20, 2023.

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
Alpha. Alpha Metallurgical Resources, Inc. (the “Company”) (previously named Contura Energy, Inc.).
Alpha Natural Resources, Inc. Restructuring. On August 3, 2015, Alpha Natural Resources, Inc. and each of its wholly owned domestic subsidiaries other than ANR Second Receivables Funding LLC (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia (the “VA Bankruptcy Court”). The VA Bankruptcy Court approved the Debtors’ Plan of Reorganization on July 7, 2016. On July 26, 2016, a consortium of former creditors of the Debtors acquired the Company’s common stock in exchange for a partial release of their creditor claims pursuant to the Debtors’ bankruptcy settlement. The Debtors, collectively, were a coal producer with operations in Central Appalachia, Northern Appalachia, and the Powder River Basin.

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

ESM Transaction. The sale by Blackjewel L.L.C. (“Blackjewel”) of the Eagle Butte and Belle Ayr mines located in Wyoming (the “Western Mines” or “Western Assets”) to Eagle Specialty Materials (“ESM”), an affiliate of FM Coal, LLC on October 18, 2019. The ESM Transaction was approved by the United States Bankruptcy Court for the Southern District of West Virginia (the “WV Bankruptcy Court”) pursuant to an order on October 4, 2019. The Company was the former owner of the Western Assets, having sold them to Blackjewel in December 2017.

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

Item 1A. Risk Factors

Summary

Investment in our common stock is subject to various risks, including risks and uncertainties inherent in our business. As detailed in the following pages, these risks include, but are not limited to, the following:

•Risks relating to our industry and the global economy, such as those associated with declines in coal prices, loss of customers, our ability to obtain financing and other services, competition, decreased demand for coal, customer creditworthiness and global economic disruptions.

•Risks relating to regulatory and legal developments, such as those associated with regulatory requirements and costs, healthcare regulations and costs, permit approvals, climate change regulations, environmental laws and treaties, unfavorable tax actions, decreased demand for energy, environmental cleanup costs and maintenance of internal controls.

•Risks relating to our operations, such as those associated with mining and other conditions, many of which are beyond our control, decreased demand for coal, disruptions in transportation services, the availability of skilled workers, higher than estimated employee benefit costs, the availability of coal reserves, equipment availability, equipment breakdown, higher than anticipated property reclamation or mine closure costs, unionization, cybersecurity, the complexity of mining in Central Appalachia, our dependence upon third parties and our ability to make capital investments.

•Risks relating to our liquidity, such as our ability to obtain or renew surety bonds, our need to maintain capacity for required letters of credit, limitations imposed on us by our revolving credit facility or any future debt instruments and access to funds when needed.

•Risks relating to the ownership of our common stock, such as those associated with compliance with securities laws, the availability of an orderly trading market for our common stock, our ability to continue to pay quarterly dividends and repurchase common shares, dilution or other effects resulting from the issuance of additional securities, impediments to our acquisition by a third party and limited fora for stockholder litigation matters.

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
•factors affecting the timely delivery of our products to customers;
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

Alpha produces coal that is sold directly to both U.S. and foreign customers and indirectly to foreign customers through U.S.-based companies. Coal export revenues accounted for approximately 81% of our coal revenues for the year ended December 31, 2022.

Met coal accounted for approximately 95% of our coal revenues for the year ended December 31, 2022. Any deterioration in conditions in the U.S. or foreign steel industries, including the demand for steel and the continued financial viability of the industry, could reduce the demand for our met coal and could impact the collectability of our accounts receivable from U.S. or foreign steel industry customers.

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

Coal sales to our largest customer during the year ended December 31, 2022 accounted for approximately 25% of our total revenues, and coal sales to our 10 largest customers accounted for approximately 70% of our total revenues. These customers could decide to discontinue purchasing coal from us in the volumes that they have previously purchased or decide not to purchase coal from us at all. If several of these customers were to concurrently and significantly reduce their purchases of coal, or if we were unable to sell coal to them on terms as favorable to us as previous sales, we could face a significant reduction in sales while we attempt to sell the coal to other customers in the global marketplace. If such concurrent loss of large customers or a significant reduction in our sales volume to such customers were to happen, our revenues and profitability could be materially and adversely affected.

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

For the year ended December 31, 2022 we derived 81% of our coal revenues from coal sales made to customers outside the U.S. Our customers in other countries may be subject to other pressures and uncertainties that may also affect their ability to pay, including trade barriers, exchange controls and local economic conditions, threat of military action, and political conditions.

Continuing low demand for thermal coal, or further declines in demand, by North American electric power generators could reduce the price of our thermal coal, which would reduce our revenues.

Thermal coal accounted for approximately 5% of our coal revenues for the year ended December 31, 2022. The majority of our sales of thermal coal were to U.S. electric power generators. The North American demand for thermal coal is affected primarily by the overall demand for electricity, the availability, quality and price of competing fuels, such as natural gas, nuclear fuel, oil and alternative energy sources such as wind, solar, and hydroelectric power, increasingly stringent environmental and other governmental regulations and the coal inventories of utilities.

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

Downturns and disruptions in the global economy and financial markets have from time to time resulted in, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others, including real estate. Significant economic disruptions can result from numerous unpredictable factors, including but not limited to market forces, natural disasters, pandemics, trade disputes and armed conflicts. For example:

•During the COVID-19 pandemic, global supply chain disruptions, including COVID-19-related factory closures and port congestion have reduced our ability to obtain some materials used in our operations, have reduced the demand for steel, and therefore for met coal, and have affected railroad and other transportation systems.
•The Chinese government has from time to time implemented regulations and promulgated new laws or restrictions on its domestic coal industry, sometimes with little advance notice, which may affect worldwide coal demand, supply and prices. During the past several years, for example, the Chinese government has initiated a number of anti-smog measures aimed at reducing hazardous air emissions through temporary production capacity restrictions within the steel, coal and coal-fired power sectors.

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

The Russia-Ukraine war, and sanctions brought by the United States and other countries against Russia, have caused significant market disruptions that may lead to increased volatility in the price of certain commodities, including oil, natural gas, coal and other sources of energy.

The extent and duration of the military conflict involving Russia and Ukraine, resulting sanctions and future market or supply disruptions in the region are impossible to predict but could be significant and may have a severe adverse effect on the region. Globally, various governments have banned imports from Russia, including commodities such as oil, natural gas and coal. These events have caused volatility in the aforementioned commodity markets. Although we have not experienced any material adverse effect on its results of operations, financial condition or cash flows as a result of the war or the resulting volatility as of the date of this report, such volatility, including market expectations of potential changes in coal prices and inflationary pressures on steel products, may significantly affect prices for our coal or the cost of supplies and equipment, as well as the prices of competing sources of energy for our customers, like natural gas.

Resulting disruptions could reduce demand for steel made through the use of metallurgical coal and coal-fired electricity, causing a reduction in our revenues or an increase in our costs and thereby materially and adversely affecting our results of operations, financial condition and cash flows.

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

•the storage, treatment and disposal of wastes and the authorizations necessary to create new waste management facilities;
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
•The U.S. Mine Safety and Health Administration (MSHA) and the states of Virginia and West Virginia have implemented and proposed changes to mine safety and health requirements to impose more stringent health and safety controls, enhance mine inspection and enforcement practices, increase sanctions, and expand monitoring and reporting; and
•Greenhouse gas (GHG) emissions reductions are being considered that could increase our costs, require additional controls, or compel us to limit our current operations.

In addition, these laws and regulations require us to obtain numerous governmental permits and comply with the requirements of those permits, which are described in more detail below.

We incur substantial costs to comply with the laws, regulations and permits that apply to our mining and other operations and to address the outcome of inspections. The required compliance and actions to address inspection outcomes are often time consuming and costly and may delay commencement or continuation of exploration or production. In addition, due in part to the extensive and comprehensive regulatory requirements, violations of laws, regulations and permits occur at our operations from time to time and may result in significant costs to us to correct the violations, as well as substantial civil or criminal penalties and limitations or shutdowns of our operations. In particular, President Biden’s administration has expressed support for policies that may result in stricter environmental, health and safety standards applicable to our operations and those of our customers See “Item 1. Business—Environmental and Other Regulatory Matters—Clean Water Act—Wastewater Discharge.”

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

Global climate issues continue to attract considerable public and scientific attention. Numerous reports have expressed concern about the impacts of human activity, and in particular the emissions of GHG, such as carbon dioxide and methane, on global climate issues. Combustion of fossil fuels like coal results in the creation of carbon dioxide, which is emitted into the atmosphere by coal end users such as coal-fired electric power generators, coke plants and steelmaking plants, and, to a lesser extent, by the combustion of fossil fuels by the mining equipment we use. In addition, coal mining can release methane from the mine, directly into the atmosphere. Concerns associated with global climate change, and GHG emissions reduction initiatives designed to address them, have resulted, and are expected to continue to result, in materially increased operating costs for steel producers who use met coal, particularly in Europe.

Emissions from coal consumption and production are subject to pending and proposed regulations as part of regulatory initiatives to address global climate change and global warming. Various international, federal, regional, foreign and state proposals are currently in place or being considered to limit emissions of GHGs, including possible future U.S. treaty commitments, new federal or state legislation, and regulation under existing environmental laws by the EPA and other regulatory agencies and litigation by private parties. These include:

•the 2015 Paris climate summit agreement, which resulted in voluntary commitments by 197 countries to reduce their GHG emissions and could result in additional firm commitments by various nations and states with respect to future GHG emissions. On June 1, 2017, the Trump administration announced that the U.S. would withdraw from the agreement, however, on February 19, 2021, the U.S. formally rejoined the Paris Agreement;
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

Any future laws, regulations or other policies or initiatives of the nature described above may adversely impact our business in material ways. The degree to which any particular law, regulation or policy impacts us will depend on several factors, including the substantive terms involved, the relevant time periods for enactment and any related transition periods. Considerable uncertainty is associated with these regulatory initiatives and legal developments, as the content of proposed legislation and regulation is not yet fully determined and many of the new regulatory initiatives remain subject to governmental and judicial review. In particular, President Biden’s administration has expressed support for the regulation of GHG emissions. In prior Congressional sessions, legislative proposals regulating GHG emissions (such as the Green New Deal) have been introduced, and Congressional leadership may introduce similar legislation this Congressional term. We routinely attempt to evaluate the potential impact on us of any proposed laws, regulations or policies, which requires that we make certain material assumptions. From time to time, we may determine that the impact of one or more such laws, regulations or policies, if adopted and ultimately implemented as proposed, may result in materially adverse impacts on our operations, financial condition or cash flow; however, we often are not able to reasonably quantify such impacts.

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

Our customers’ operations are subject to extensive laws and regulations relating to environmental matters, including air emissions, wastewater discharges and the storage, treatment and disposal of wastes and operational permits. In particular, the Clean Air Act and similar state and local laws extensively regulate the amount of sulfur dioxide, particulate matter, nitrogen oxides, mercury and other compounds emitted into the air from fossil fuel fired power plants, which are the largest end-users of our thermal coal. A series of more stringent requirements will or may become effective in coming years, including:

•implementation of the current and more stringent proposed ambient air quality standards for sulfur dioxide, nitrogen oxides, particulate matter and ozone, including the EPA’s issuance of NAAQS in October 2015 of a more stringent ambient air quality standard for ozone and the EPA’s determinations of attainment designations with respect to these rules;
•implementation of the EPA’s Revised CSAPR to significantly reduce nitrogen oxide and sulfur dioxide emissions from power plants in 12 states in the eastern United States;
•continued implementation of the EPA’s MATS, which impose stringent limits on emissions of mercury and other toxic air pollutants from electric power generators, issued in December 2011 and in effect pending completion of judicial review proceedings;
•the exposure of workers to silica dust;
•implementation of the EPA’s August 2014 final rule on cooling water intake structures for power plants;
•more stringent EPA requirements governing management and disposal of coal ash pursuant to a rule finalized in December 2014 and new amendments effective as of August 2018;
•implementation of the COE/EPA final rule revising and reissuing Nationwide Permits under Section 404 of the Clean Water Act; and
•implementation of the EPA’s November 2015 final rule setting effluent discharge limits on the levels of metals that can be discharged from power plants.

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

Additionally, we may rely on nationwide permits under the CWA Section 404 program for some of our operations. These nationwide permits are issued every five years, and the 2021 nationwide permit program was recently reissued in 2021. If we are unable to use the nationwide permits and require an individual permit for certain work, that could delay operations.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. Among other provisions, the IRA enacted a 15% corporate alternative minimum tax and a 1% excise tax on repurchases of corporate stock for tax years beginning after December 31, 2022. We are currently assessing the impact of the IRA but do not expect it to have a material impact on our results of operations.

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
•security breaches, cyber attacks or terroristic acts;
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

For the year ended December 31, 2022, 84% of our coal volume was transported from our shipping points to a vessel loading point or customer location by rail. Deterioration in the reliability of the service provided by rail carriers because of, for example, insufficient allocation of resources to us by rail companies or a strike by railroad workers, would result in increased internal coal handling costs and decreased shipping volumes. If we were unable to find alternatives, our business would be adversely affected, possibly materially. Most of our operations are serviced by a single rail carrier. Due to the difficulty in arranging alternative transportation, these operations are particularly at risk of disruptions, capacity issues or other difficulties with that carrier’s transportation services, which could adversely and materially affect our revenues and results of operations.

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

We are responsible for certain liabilities under a variety of benefit plans and other arrangements with employees. The unfunded status of these obligations as of December 31, 2022 included $71.8 million of workers’ compensation obligations, net of expected insurance receivable amounts, $110.8 million of pension obligations and $90.9 million of black lung obligations. These obligations have been estimated based on assumptions including actuarial estimates, discount rates, and changes in health care costs. We could be required to expend greater amounts than anticipated. In addition, future regulatory and accounting changes relating to these benefits could result in increased obligations or additional costs, which could also have a material adverse effect on our financial results. Several states in which we operate consider changes in workers’ compensation laws from time to time, which, if enacted, could adversely affect us. In addition, the U.S. Department of Labor has a legislative directive to periodically review operators’ financial standing and federal black lung liabilities, which could result in a substantial increase in required security, negatively impacting liquidity. The Department of Labor has proposed for public comment new regulations which, if adopted, would substantially increase the collateral required to secure self-insured federal black lung obligations. Under the proposed 120% minimum collateral requirement, we estimate we could be required to provide approximately $80.0 million to $100.0 million of collateral to secure certain of our black lung obligations. A significant increase in these collateral obligations would have a materially adverse effect on our liquidity.

We require a skilled workforce and a dedicated senior management team to run our business. If we cannot hire and retain qualified persons, including to meet replacement or expansion needs, we may not be able to achieve planned results.

Efficient coal mining using modern techniques and equipment requires skilled laborers with mining experience and proficiency as well as qualified managers, supervisors and other staff. We, along with the mining industry generally, are currently facing a significant shortage of operating staff. Moreover, we are seeing an increasing number of those who leave our employment accept new positions outside the coal industry, further reducing the number of skilled employees available to us and leading to increased labor costs. When coal producers compete for skilled miners, recruiting becomes more difficult, and employee turnover rates typically increase, each of which negatively affect operating efficiency and costs. If we are unable to train or retain the necessary number of staff, it could adversely affect our productivity, costs and ability to maintain or expand production.

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

SMCRA establishes operational, reclamation and closure standards for all aspects of surface mining as well as deep mining. We accrue for the costs of current mine disturbance and final mine closure, including the cost of treating mine water discharge where necessary. Our estimated total reclamation and mine-closing liabilities were $179.0 million as of December 31, 2022, based upon permit requirements, the historical experience at our operations and a number of variables involving assumptions and estimates. Total reclamation and mine-closing liabilities are, therefore, subject to change due to a variety of factors, including estimates of future asset retirement costs and the timing of these costs, estimates of proven reserves, assumptions involving profit margins of third-party contractors, inflation rates and discount rates. Our future operating results and financial position could be materially adversely affected by these factors. In addition, significant changes from period to period could result in significant variability in our operating results, which could reduce comparability between periods and impact our liquidity. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” for a description of our estimated costs of these liabilities.

Decreased availability or increased costs of key equipment and materials, including certain items mandated by regulations, increased commodities costs, sustained inflation or increased costs of coal that we purchase from third parties, could increase our cost of production and decrease our profitability.

We depend on reliable supplies of mining equipment, replacement parts and materials such as explosives, diesel fuel, tires, steel, magnetite and other raw materials and consumables, which in some cases, do not have ready substitutes. Some equipment and materials are needed to comply with regulations, such as proximity detection devices on continuous mining machines and steel. The supplier base providing mining materials and equipment has been relatively consistent in recent years, although there continues to be consolidation, which has resulted in a limited number of suppliers for certain types of equipment and supplies.
Any significant reduction in availability or increase in cost of any mining equipment or key supplies could adversely affect our operations and increase our costs, which could adversely affect our operating results and cash flows. Diesel fuel supply, which is one of our largest variable costs, is unusually limited at present due to the current global economy, and a sustained or worsened shortage of diesel fuel could negatively and materially impact our results of operations.

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

We purchase coal from third parties, for use in coal blending and for other purposes, for which ready substitutes may not be immediately available. The failure of these third parties to provide coal in a timely fashion or a significant reduction in availability or an increase in the cost of these supplies could adversely affect our operations and increase our costs, which could adversely affect our operating results and cash flows.

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

After we acquire coal reserves, we are required to obtain a permit to mine the reserves through the applicable state agencies prior to mining the acquired coal. In part, permitting requirements provide that, under certain circumstances, we must obtain surface owner consent if the surface estate has been severed from the mineral estate, which is commonly known as a “severed estate.” At certain of our mines where we have obtained the underlying coal and the surface is held by one or more third-party owners, we are engaged in negotiations for surface rights with multiple parties. If we are unable to successfully negotiate surface rights with any or all of these surface owners, or to do so on commercially reasonable terms, we may be denied a permit to mine some or all of our coal or may find that we cannot mine the coal at a profit. If we are denied a permit, that would create significant delays in our mining operations and materially and adversely impact our business and results of operations. Furthermore, if we decide to alter our plans to mine around the affected areas, we could incur significant additional costs to do so, which could increase our operating expenses considerably and could materially and adversely affect our results of operations.

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

We contract with third parties to operate or reclaim certain of our mines, and our results of operations could be adversely affected if those third-party operators are ineffective.

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

Our estimates of economically recoverable coal reserves and coal resources are based on engineering, economic and geological data and assumptions. Our estimates as to the quantity and quality of the coal in our reserves depend upon a variety of factors and estimates, many of which involve uncertainties and factors beyond our control and may vary considerably from actual results, such as:

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

Approximately 97% of our total workforce and approximately 96% of our hourly workforce was union-free as of December 31, 2022. However, under the National Labor Relations Act, employees have the right at any time to form or affiliate with a union. Any further unionization of our employees or the employees of third-party contractors who mine coal for us could adversely affect the stability of our production and reduce our profitability.

Our union-represented employees could strike, which would disrupt our production, increase our costs and disrupt shipments of coal to our customers, and could result in the closure of affected mines, all of which could reduce our profitability.

Certain provisions in our coal supply agreements may result in economic penalties upon our failure to meet specifications.

Most of our coal supply agreements contain provisions requiring us to deliver coal meeting quality thresholds for certain characteristics such as British Thermal Units (“BTU”), sulfur content, ash content, grindability, moisture and ash fusion temperature. Failure to meet these specifications could result in economic penalties, including price adjustments, the rejection of deliveries or termination of the contracts. Further, some of our coal supply agreements allow our customers to terminate the contract in the event of regulatory changes that restrict the type of coal the customer may use at its facilities or the use of that coal or increase the price of coal or the cost of using coal beyond specified limits. In addition, our coal supply agreements typically contain force majeure provisions allowing temporary suspension of performance by us or the customer during specified events beyond the control of the affected party. As a result of these issues, we may not achieve the revenue or profit we expect to achieve from our coal supply agreements.

Risks Relating to Our Liquidity

The need to maintain capacity for required letters of credit could limit our ability to provide financial assurance for self- insured obligations and negatively impact our ability to fund future working capital, capital expenditure or other general corporate requirements.

On December 6, 2021, we entered into the Second Amended and Restated Asset-Based Revolving Credit Agreement (the “ABL Agreement”) which amended and restated the Amended and Restated Asset-Based Revolving Credit Agreement dated November 9, 2018, in its entirety, and includes a senior secured asset-based revolving credit facility (the “ABL Facility”). Additionally, on December 6, 2021, we entered into the Second Amended and Restated Letter of Credit Agreement and a Credit and Security Agreement which amended and restated the Amended and Restated Letter of Credit Agreement and a Credit and Security Agreement dated November 9, 2018, in its entirety. Each of these agreements includes, among other things, provisions that provide for the issuance of letters of credit.

Obligations secured by letters of credit may increase in the future, for example due to increased collateral obligations associated with Black Lung obligations. If we do not maintain sufficient borrowing capacity under our letter of credit facilities, we may be unable to provide financial assurance for self-insured obligations and could negatively impact our ability to fund future working capital, capital expenditure or other general corporate requirements.

The terms of our Asset-Based Revolving Credit Agreement (ABL) impose operating and financial restrictions on us, which may limit our ability to respond to changing business and economic conditions.

Under the ABL Facility, we may borrow cash from the Lenders (as defined therein) or cause the L/C Issuers (as defined therein) to issue letters of credit, on a revolving basis, in an aggregate amount of up to $155.0 million, of which no more than $150.0 million may represent outstanding letters of credit ($125.0 million on a committed basis and another $25.0 million on an uncommitted cash collateralized basis) with the facility having a maturity date of December 6, 2024. The ABL Agreement extended the maturity date of the facility from the previous maturity of April 3, 2022. The revolving loan facility permits us, subject to approval of the administrative agent and the lenders providing the financing, to request incremental revolving commitment increases up to an aggregate amount of $50.0 million, in increments not less than $10.0 million or the remaining availability and subject to specified conditions.

The terms of the ABL Facility impose operating and financial restrictions on us and our subsidiaries, which may limit our ability to respond to changing business and economic conditions. For example, we are limited in our ability to incur additional indebtedness, make particular types of investments, incur certain types of liens, engage in fundamental corporate changes, enter into transactions with affiliates, make substantial asset sales, make certain restricted payments, enter into amendments or waivers to certain agreements, conduct certain sale leasebacks or enter into certain burdensome agreements. These covenants could adversely affect our ability to finance our future operations or capital needs or to execute preferred business strategies. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions. We regularly evaluate opportunities to enhance our capital structure and financial flexibility through a variety of methods, including repayment or repurchase of outstanding debt, amendment of our credit facility and other facilities, and other methods. As a result of any of these actions, the restrictions and covenants that apply to us may become more restrictive or otherwise change.

Any failure to comply with those covenants may constitute a breach under the revolving credit facility that could result in the acceleration of all or a substantial portion of any outstanding indebtedness and termination of revolving credit commitments under the revolving credit facility. As of December 31, 2022, we are in compliance with the operating and financial covenants under the revolving credit facility. Our inability in the future to maintain our revolving credit facility could materially adversely affect our liquidity and our business.

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

Federal and state laws require us to obtain surety bonds to secure payment of certain long-term obligations such as mine closure or reclamation costs, federal and state workers’ compensation costs (including related to black lung), coal leases and other obligations. These bonds are typically renewable annually. Under applicable regulations, self-bonding may not be available to us as a means to comply with our reclamation bonding obligations for the foreseeable future. Surety bond issuers and holders may not continue to renew the bonds, may demand less favorable terms upon renewal or may impose new or increased collateral requirements. As of December 31, 2022, we had outstanding surety bonds with third parties of approximately $165.6 million. Surety bond issuers and holders may demand additional collateral, unfavorable terms or higher fees. Our failure to retain, or inability to acquire, surety bonds or to provide a suitable alternative could adversely affect our ability to mine or lease coal, which would materially adversely affect our business and results of operations. That failure could result from a variety of factors, including lack of availability, higher expense or unfavorable market terms, the exercise by third-party surety bond issuers of their right to refuse to renew the surety bonds, restrictions on availability of collateral for current and future third-party surety bond issuers under the terms of any credit arrangements then in place, or our inability to comply with our reclamation bonding obligations through self-bonding. In addition, as a result of increasing credit pressures on the coal industry, it is possible that surety bond providers could demand cash collateral as a condition to providing or maintaining surety bonds. Any such demands, depending on the amount of any cash collateral required, could have a material adverse impact on our liquidity and financial position. If we are unable to meet cash collateral requirements and cannot otherwise obtain or retain required surety bonds, we may be unable to satisfy legal requirements necessary to conduct our mining operations.

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

A significant source of liquidity is our cash balance. Access to additional funds from liquidity-generating transactions or other sources of external financing may not be available to us and, if available, would be subject to market conditions and certain limitations, including our credit rating and covenant restrictions in our revolving credit facility.

Our indebtedness exposes us to various risks.

At December 31, 2022, we had $11.0 million of indebtedness outstanding, of which $9.0 million is scheduled to mature in the next three years.

Our indebtedness could have important consequences to our business, particularly if the amount of our indebtedness should materially increase in the future. For example, it could:

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

We may incur additional secured or unsecured indebtedness in the future, subject to compliance with covenants in our existing debt agreements. Our ability to meet future debt service obligations will depend on our future cash flow from operations and our ability to restructure or refinance our debt, which will depend on the condition of the capital markets and our financial condition at that time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations, and the terms of existing or future debt instruments may restrict us from adopting some of these alternatives.

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

As a public company, we must comply with laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002, related regulations of the SEC and the requirements of the New York Stock Exchange. Complying with these statutes, regulations and requirements occupies a significant amount of time for our Board of Directors (the “Board”) and management and requires us to incur significant costs. We are required to:

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

On March 4, 2022, the Board authorized a new share repurchase program for up to $150.0 million of our common stock with no expiration date. On May 3, 2022, the Board amended the share repurchase program to increase the aggregate amount the Company is permitted to repurchase to $600.0 million of the Company's common stock. On November 4, 2022, the Board amended the share repurchase program to increase the aggregate amount the Company is permitted to repurchase to $1.0 billion of the Company’s common stock. This share repurchase program does not obligate us to repurchase any dollar amount or number of shares of our common stock and may be suspended or discontinued at any time, which could cause the market price of our common stock to decline.

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

Our second amended and restated certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our common stock respecting dividends and distributions, as the Board may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the common stock.

Provisions in our organizational documents and the instruments governing our debt may discourage a takeover attempt, even if doing so might be beneficial to our stockholders.

Provisions contained in our certificate of incorporation and bylaws, as amended, could impose impediments to the ability of a third party to acquire us even if a change of control would be beneficial to our stockholders. Provisions of our certificate of incorporation and bylaws impose various procedural and other requirements, which could make it more difficult for stockholders to effect certain corporate actions. For example, our certificate of incorporation authorizes the Board to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock, without any vote or action by our stockholders. Thus, the Board can authorize the issuance of shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our common stock. These provisions may have the effect of delaying or deterring a change of control of our company and could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

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

Coal Reserves and Resources

As of December 31, 2022, we estimate that we owned or controlled approximately 336.7 million tons of marketable proven and probable bituminous coal reserves and approximately 527.3 million tons of in situ bituminous coal resources. Our coal reserve and resource estimates were prepared by Marshall Miller & Associates, Inc. (“Marshall Miller”), an independent professional mine engineering and geological consulting firm. Technical Summary Reports prepared by Marshall Miller, as a qualified person, for each of our material mining properties are filed as exhibits to this Annual Report on Form 10-K and incorporated herein by reference.

Coal reserve and resource estimates are based on data obtained from drilling activities and other available geologic data. Estimating reserves and resources requires the use of a geologic, engineering, and economic assumptions. Our engineering, land and operational support personnel work closely with Marshall Miller to ensure the integrity and accuracy of the data used to calculate the estimates as well as to ensure the assumptions used are reasonable based on our historical results as well as current and future anticipated mine plans. We provide Marshall Miller with historical property information including property maps, deed, lease, and permit information, drilling and lab results, mine plans, production quantities, development, capital, and operating costs as well as market information. For our active and certain idled Met mining properties, Marshall Miller performs an initial assessment and based on the level of geological evidence estimates our coal resources and classifies such resources as either inferred, indicated or measured. When considered cost beneficial by the Company, Marshall Miller further conducts a pre-feasibility study to estimate our coal reserves and classify such reserves as either proven or probable. The estimates and reports prepared by Marshall Miller are reviewed by our personnel to ensure such reports have been prepared in accordance with applicable rules and regulations and that estimates are based on reasonable assumptions and reflect known facts and circumstances updated through year-end.

Economic analysis is a required part of the process of estimating coal reserves and resources. For a coal reserve or resource to be considered economic, generally revenue generated from its sale must exceed its total cost of production (including consideration of development, capital, and operating costs).

In determining coal reserves as of December 31, 2022, the following estimated market pricing was utilized:

Coal quality	Market Pricing Per Ton (1) (2)
High-Vol. A	$151
High- Vol. B	$130
Mid-Vol.	$152
Low-Vol.	$152
Thermal	$140
(1) Market pricing shown on U.S. East Coast basis.
(2) Met and thermal pricing based on 10-year and 3-year average, respectively of forecasted pricing from pricing services.

The following is a summary of our estimated marketable proven and probable coal reserves as of December 31, 2022 as determined by Marshall Miller:

Coal Reserves (Tons in thousands)
		Marketable Coal Reserves (1)			Reserve Control		Stage / Permit Status Production Stage
Mining Complex	Location	Total	Proven	Probable	Owned	Leased	Permitted	Not Permitted
Met
Aracoma	WV	40,114	24,655	15,459	5,335	34,779	22,174	17,940
Kepler	WV	43,954	24,770	19,184	258	43,696	16,910	27,044
Kingston	WV	32,892	19,135	13,757	652	32,240	15,228	17,664
Marfork	WV	106,210	55,393	50,817	2,199	104,011	58,424	47,786
McClure/Toms Creek	VA	72,094	49,271	22,823	—	72,094	41,591	30,503
Elk Run	WV	41,442	20,929	20,513	139	41,303	12,111	29,331
Total		336,706	194,153	142,553	8,583	328,123	166,438	170,268
(1) Minimum seam height 30 inches for underground mines.

Coal Reserves (Tons in thousands)
		Coal Type/Quality
		Met Coal by Volatility				Thermal	Sulfur		Recovery Percentage (2)
Mining Complex	Location	High-Vol A	High-Vol B	Mid-Vol	Low-Vol	Thermal (1)	< 1%	> 1%
Met
Aracoma	WV	—	40,114	—	—	—	37,643	2,471	26%
Kepler	WV	—	—	5,943	38,011	—	43,037	917	42%
Kingston	WV	15,452	—	1,526	9,724	6,190	13,787	19,105	41%
Marfork	WV	71,315	—	2,620	26,194	6,081	93,279	12,931	31%
McClure/Toms Creek	VA	7,272	—	63,052	—	1,770	72,094	—	31%
Elk Run	WV	29,895	11,547	—	—	—	33,115	8,327	22%
Total		123,934	51,661	73,141	73,929	14,041	292,955	43,751

(1) Kingston thermal reserves primarily proven and >1% sulfur; Marfork and McClure/Toms Creek thermal reserves primarily probable and <1% sulfur.
(2) Recovery percentage defined as estimated coal reserves divided by related estimated in situ measured and indicated coal resources.

In determining an initial assessment for purposes of determining coal resources as of December 31, 2022, the following estimated market pricing was utilized:

Complex	Market Pricing Per Ton (1) (2)
Aracoma	$147
Kepler	$155
Kingston	$176
Marfork	$165
McClure/Toms Creek	$177
Power Mountain	$140
Elk Run	$138
(1) Market pricing shown on U.S. East Coast basis.
(2) Pricing shown for primary product judgmentally selected by qualified person based on review of historical average pricing for each complexes coal products over the past 5 years.

The following is a summary of the Company’s estimated in situ inferred, indicated, and measured coal resources (exclusive of coal reserves) as of December 31, 2022 as determined by Marshall Miller:

Coal Resources (1) (Tons in thousands)
		In Situ Coal Resources (2)			Reserve Control		Stage / Permit Status Exploration Stage
Mining Complex	Location	Total	Indicated	Measured	Owned	Leased	Permitted	Not Permitted
Met
Aracoma	WV	143,815	53,540	90,275	46,647	97,168	26,686	117,129
Kepler	WV	34,246	26,223	8,023	596	33,650	4,895	29,351
Kingston	WV	21,453	21,075	378	13,031	8,422	873	20,580
Marfork	WV	159,115	49,056	110,059	61,168	97,947	13,946	145,169
McClure/Toms Creek	VA	43,044	12,706	30,338	—	43,044	20,486	22,558
Power Mountain	WV	57,777	24,617	33,160	18,308	39,469	7,761	50,016
Elk Run	WV	67,883	22,360	45,523	—	67,883	8,503	59,380
Total		527,333	209,577	317,756	139,750	387,583	83,150	444,183
(1) Amounts shown exclusive of coal reserves.
(2) Inferred Resources were not considered material and have not been presented.

Coal Resources (1) (Tons in thousands)
		Coal Type/Quality
		Met Coal by Volatility				Thermal	Sulfur		Expected Recovery Percentage (2)
Mining Complex	Location	High-Vol A	High-Vol B	Mid-Vol	Low-Vol	Thermal	< 1%	> 1%
Met
Aracoma	WV	—	143,815	—	—	—	60,889	82,926	21%
Kepler	WV	—	—	7,334	26,912	—	30,514	3,732	48%
Kingston	WV	—	—	873	20,580	—	21,453	—	28%
Marfork	WV	105,070	—	3,729	43,799	6,517	58,024	101,091	31%
McClure/Toms Creek	VA	299	—	42,745	—	—	23,139	19,905	25%
Power Mountain	WV	—	57,777	—	—	—	7,760	50,017	29%
Elk Run	WV	14,204	53,679	—	—	—	—	67,883	28%
Total		119,573	255,271	54,681	91,291	6,517	201,779	325,554
(1) Amounts shown exclusive of coal reserves.
(2) Expected recovery percentage defined as potential estimated recoverable tons divided by estimated in situ measured and indicated coal resources.

Our coal reserves and resources are owned or are controlled through leases with third parties, which have varied expiration dates and either have options to renew or are expected to be renewed until all mineable and merchantable coal is exhausted. Leases require the payment of production royalties to lessors based on a stated percentage of sales revenue less freight cost and may contain annual minimum payment requirements. We permit coal reserves and resources in advance of mining. Currently, there are no known permitting issues that would impact the reporting of our coal reserves or resources. However, also refer to “Item 1. Business—Environmental and Other Regulatory Matters” and “Item 1A. Risks Factors—Risks relating to regulatory and legal developments.”

Our coal reserve and resource estimates are updated periodically to reflect coal production, acquisitions and dispositions of mineral interests, new drilling, mine or geological data, and changes in regulations, market conditions or other economic factors. As coal seams in the United States have been mined for many years and are well established, we do not conduct material exploration activity. However, we periodically conduct drilling of additional core holes to provide additional geological evidence as part of our routine mine permitting and planning processes. The following is a summary of the changes in our coal reserves and resources for the year-ended December 31, 2022:

Changes in Coal Reserves (Tons in thousands)
	12/31/2021						12/31/2022
Mining Complex	Coal Reserves	Acquired/Leased	Production	Pre-Feasibility(1)	Change in Mine Plan	Other (2)	Coal Reserves
Met
Aracoma	44,181	1,803	(2,612)	—	(3,258)	—	40,114
Kepler	48,611	—	(1,813)	—	(2,844)	—	43,954
Kingston	32,489	633	(2,112)	—	1,882	—	32,892
Marfork	145,741	—	(4,123)	8,106	(2,072)	(41,442)	106,210
McClure/Toms Creek	80,077	—	(3,538)	—	(4,445)	—	72,094
Elk Run	—	—	—	—	—	41,442	41,442
Total	351,099	2,436	(14,198)	8,106	(10,737)	—	336,706
(1) Mineral areas initially subjected to Pre-feasibility study in current period.
(2) Mineral reclassified based on change in expected processing location. The Company plans to develop a new underground mine and re-start its idled Elk Run processing plant (acquired in 2018) in 2024. Coal is expected to be processed at the Elk Run plant and loaded on the CSX rail for delivery to customers.

Changes in Coal Resources (Tons in thousands)
	12/31/2021				12/31/2022
Mining Complex	Coal Resources	Initial Assessment (1)	Change in Mine Plan	Other (2)	Coal Resources
Met
Aracoma	140,657	2,325	833	—	143,815
Kepler	58,734	—	(24,488)	—	34,246
Kingston	21,254	—	199	—	21,453
Marfork	128,786	95,245	2,967	(67,883)	159,115
McClure/Toms Creek	32,281	—	10,763	—	43,044
Power Mountain	—	57,777	—	—	57,777
Elk Run	—	—	—	67,883	67,883
Total	381,712	155,347	(9,726)	—	527,333
(1) Mineral areas subjected to initial assessment in current year.
(2) Mineral reclassified based on change in expected processing location. The Company plans to develop a new underground mine and re-start its idled Elk Run processing plant (acquired in 2018) in 2024. Coal is expected to be processed at the Elk Run plant and loaded on the CSX rail for delivery to customers.

Internal Controls Disclosure

The preparation of coal reserve and resource estimates is conducted in accordance with the Company’s prescribed internal control procedures, which are designed to ensure the reliability of such estimates. On an annual basis, Company personnel meet with the independent qualified person to provide updates to the data and assumptions to be used in performing the reserve and resource estimates. Company personnel review the work of the qualified person to ensure such work is prepared in accordance with applicable rules and regulations and that the data and assumptions used are supportable based on historical results and current and future mine plans and reflect known facts and circumstances through the reporting date. For example, the Company’s land personnel verify the property maps and control areas used by the qualified person based on review of underlying deed and lease records. The Company’s engineering personnel ensure estimates are based on current mine plans, incorporate the most recent drilling and lab data, properly reflect changes in permitting status, consider known encumbrances, and are consistent with operating knowledge and expectations in terms of mining methods, recovery rates, minimum seam heights or maximum strip ratios, and saleable qualities. The Company’s operations support personnel endeavor to ensure that estimates are prepared in accordance with applicable rules and regulations, that rationale for changes in estimates from prior years are reasonable and supportable, and that cash flow projections are based on reasonable and supportable assumptions with respect to forecasted production rates, coal pricing, and operating and capital costs.

The Company’s drilling, sample preparation and laboratory analysis are conducted in accordance with internal policies and procedures. For example, core drilling is conducted by reputable third-party drillers and core samples are tagged. Laboratory testing is performed by American National Standards Institute (“ANSI”) certified laboratories and samples are analyzed in accordance with procedures defined under American Society for Testing and Materials (“ASTM”) standards. Core drilling and laboratory testing results are logged into a database with restricted access. In addition, the Company’s qualified person performs independent data verification procedures to ensure data is of sufficient quantity and reliability to reasonably support the coal reserve and resource estimates.

Coal reserve and resource amounts are estimates and as estimates have inherent risks due to data accuracy, uncertainty from geologic interpretation, mine plan assumptions, uncontrolled property rights and permit availability, uncertainty with respect to future market supply and demand, and changes in laws and regulations. The Company’s current coal reserves and resource estimates are based on the best information available and are subject to re-assessment when conditions change. Also refer to Item 1A. Risk Factors for further discussion of risks associated with the estimates of the Company’s reserves and resources.

The following map shows the locations of our material mining properties and corporate headquarters:

West Virginia
Charleston
Power Mountain Plant
Mammoth Plant
Elk Run Plant
Kingston Plant
Marfork Plant
Logan
Bandmill Plant
Beckley
Kepler Plant
Grundy
McClure Plant
Tazewell
Toms Creek Plant
Virginia
Corporate HQ
Bristol
Tennessee
0
20 Miles
40 Miles

Virginia
Dominion Terminal
Associates
0
40 Miles
80 Miles

Addresses

West Virginia

Bandmill Plant
PO Box 1098
Holden, WV 25625
N 37°48'51 W 81°54'29

Kepler Plant
3864 R.D. Bailey Highway
State Route 97
Pineville, WV 24874
N 37°34'37" W 81°34'12"

Mammoth Plant
100 Mammoth Processing
Cannelton, WV 25036
N 38°11'01" W 81°20'32"

Elk Run Plant
PO Box 497
Sylvestor, WV 25193
N 38°00'33" W 81°34'02"

Kingston Plant
622 Pack's Branch Road
Pax, WV 25904
N 37°58'10" W 81°18'26"

Marfork Plant
PO Box 457
Whitesville, WV 25209
N 37°56'46" W 81°30'53"

Power Mountain Plant
PO Box 707
Summersville, WV 26651
N 38°18'28" W 81°00'19"

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

As of December 31, 2022, there were 92 registered holders of record of our common stock. The transfer agent and registrar for our common stock is Computershare Trust Company, N.A. Our common stock is registered by book-entry only.

The section of our Proxy Statement entitled “Stock Performance Graph” is incorporated herein by reference. For information on securities authorized for issuance under our equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Dividend Policy

On May 3, 2022, the Board adopted a dividend policy. Pursuant to this policy, the Board initially intended to pay aggregate cash dividends of $1.50 per share of common stock per year, with $0.375 per share paid each quarter. Subsequently, during the year ended December 31, 2022, the Board increased the quarterly dividend amounts and also declared a one-time, special dividend. Refer to Note 25 for subsequent event disclosures related to the Company’s dividend program. The holders of the Company’s common stock are entitled to receive such dividends, if any, when they are declared by the Board. Future dividends are subject to declaration by the Board and depend on Alpha’s future earnings and financial condition and other relevant factors. Refer to Note 9 for further information related to the Company’s dividend program.

Repurchase of Common Stock

The following table summarizes information about shares of common stock that were repurchased during the fourth quarter of 2022.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (1),(2),(3)
October 1, 2022 through October 31, 2022	404,690	$155.20	404,690	$215,663
November 1, 2022 through November 30, 2022	274,206	$163.86	274,206	$570,731
December 1, 2022 through December 31, 2022	134,028	$149.40	134,028	$550,707
	812,924		812,924
(1) On March 4, 2022, the Board adopted a share repurchase program that permitted the Company to repurchase up to an aggregate amount of $150 million of the Company's common stock. On May 3, 2022 and November 4, 2022, the Board amended the share repurchase program to increase the aggregate amount the Company is permitted to repurchase to $600 million and $1 billion of the Company's common stock, respectively. Refer to Notes 9 and 25 for additional information and subsequent event disclosures.
(2) The Company adopted a capital return program in 2019, including a stock repurchase plan with no expiration date that permitted the Company to repurchase up to an aggregate amount of $100 million of the Company’s common stock. The Company suspended this stock repurchase plan on October 1, 2019 and does not currently intend to make further repurchases under it.
(3) We cannot estimate the number of shares that will be repurchased because decisions to purchase are subject to market and business conditions, levels of available liquidity, our cash needs, restrictions under agreements or obligations, legal or regulatory requirements or restrictions, and other relevant factors. This amount does not include $122 thousand of stock repurchase related fees.

Refer to Note 9 for information about repurchases related to warrants during the current quarter.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides a narrative of our results of operations and financial condition for the years ended December 31, 2022 and 2021. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related notes and the risk factors included elsewhere in this Annual Report on Form 10-K. For discussion on results of operations and financial condition pertaining to 2020 and year-over-year comparisons between 2021 and 2020, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

The following discussion includes forward-looking statements about our business, financial condition and results of operations, including discussions about management’s expectations for our business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and in light of recent events and trends, and you should not construe these statements either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause our actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. See “Cautionary Statement Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.”

Market Overview

In recent months, metallurgical coal markets have been influenced by additional global economic pressure and prolonged wartime impacts in Asia and Europe as a result of Russia’s invasion of Ukraine. Slowing steel production across the world and persistent inflationary pressure have also contributed to current market dynamics. Heavy rain and flooding in Australia interrupted coal production and exports within the fourth quarter. China’s December 2022 reversal of its years-long, strict zero-COVID policy and the country’s decision to ease its ban on Australian coal are two additional factors expected to shape metallurgical market trade flows in the coming months.

Metallurgical coal indices experienced volatility throughout the fourth quarter of 2022 but this volatility decreased in the weeks following the quarter close. The Australian Premium Low Volatile index increased from $270.50 per metric ton on October 1, 2022 to $294.50 per ton at year end. The U.S. East Coast Low Volatile index increased from $270.00 per metric ton on October 1, 2022 to $278.00 per metric ton at the end of the fourth quarter. The U.S. East Coast High Volatile A index moved from $287.00 per metric ton at the start of October to $275.00 per metric ton at quarter close. U.S. East Coast High Volatile B fell from $284.00 per metric ton to $274.00 per metric ton on December 31, 2022. Over the first several weeks of 2023, all of the aforementioned indices increased from their quarter-end levels. As of February 3, 2023, the two Low Volatile indices have increased to $350.25 per metric ton for Australian Premium Low Volatile and $315.00 per metric ton for U.S. East Coast Low Volatile. The U.S. East Coast High Volatile A index was at $305.00 per metric ton on February 3, 2023, while the U.S. East Coast High Volatile B was at $285.00 per ton on the same date.

2022 ended with several negative economic indicators suggesting a significant softening of the global economy. Despite continued weakness among economic indicators for most areas of the world, January data suggests that pressures are easing, and rates of decline are slowing from their more significant drops in the prior months. While still in contractionary territory, the world Purchasing Managers’ Index (“PMI”) increased slightly to 49.1 in January 2023 from 48.7 in December 2022. Europe’s PMI moved upward to 48.8 in January from 47.8 in December, with the United States PMI index following a similar trajectory of 46.9 in January up from 46.2 in December. Prior to China’s reopening, its PMI remained relatively flat month-over-month at 49.2 in January as compared to 49.0 in December. Brazil’s month-to-month shift signaled the most improvement among Alpha’s key markets, with an increase to 47.5 in January from 44.2 in December. With most of the world economy under the 50.0 mark, which indicates contraction, India continued to be a bright spot with January PMI of 55.4 as compared to 57.8 in December.

Global crude steel production data for December 2022 showed production of 140.7 million metric tons, a drop of 10.8% from December 2021. Production in the Asia and Oceania region dropped 9.2% year-over-year, accounting for the bulk of the global decline. China, the world’s largest steel-producing country, produced 77.9 million metric tons in December 2022, a decline of 9.8% from their year-ago December production level. Several other regions posted significant declines for the comparison timeframe. December 2022 crude steel production in the European Union of 9.2 million metric tons was a 16.7% decline as compared to its December 2021 level. North American production of 8.8 million metric tons for December 2022 represented a 9.9% drop as compared to the year-ago period, while South American production of 3.3 million metric tons was a decrease of 3.8% against December 2021. Among Alpha’s key markets, India was the only area with a year-over-year increase in production with 10.6 million metric tons produced in December 2022 which equaled a slight 0.8% increase over the year-ago period.

The American Iron and Steel Institute’s capacity utilization rate for U.S. steel mills was 74.4% for the week ending February 11, 2023. This is down in comparison to the year-ago period of the week ended February 11, 2022, when the capacity utilization rate was 80.8%.

In the seaborne thermal market, the API2 index started the fourth quarter of 2022 at $310.85 per metric ton and ended the year significantly lower at $190.50 per metric ton as of December 30, 2022. This weakening trend has continued through the first few weeks of 2023, with the index at $139.30 per metric ton as of February 3, 2023.

COVID-19 Pandemic

The COVID-19 pandemic has had negative impacts on our business, results of operations, financial condition and cash flows. Refer to “Item 1. Business—Human Capital Resources—Employee Safety, Health, and Welfare” for further COVID-19 related impacts. Indirectly, through some of our third-party vendors, we and our customers have experienced some supply chain disruptions due to the COVID-19 pandemic. The continued impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration of the virus, the global economic impacts of the virus, its impact on our customers and suppliers, and the range of governmental and community reactions to the pandemic, which cannot be fully predicted. Health and safety are core values of our Company and are the foundation for how we manage every aspect of our business. We continue to monitor developments closely and adjust as necessary, including with respect to our implemented policies, procedures, and prevention measures to protect the safety and health of our employees.

Business Overview

We are a Tennessee-based mining company with operations across Virginia and West Virginia. With customers across the globe, high-quality reserves and significant port capacity, we reliably supply metallurgical coal products to the steel industry. We operate high-quality, cost-competitive coal mines across the CAPP coal basin. As of December 31, 2022, our operations consisted of twenty-four active mines and eight coal preparation and load-out facilities, with approximately 3,730 employees. We produce, process, and sell met coal and thermal coal. We also sell coal produced by others, some of which is processed and/or blended with coal produced from our mines prior to resale, with the remainder purchased for resale. As of December 31, 2022, we had 336.7 million tons of reserves, which included 322.7 million tons of proven and probable metallurgical reserves, and 14.0 million tons of proven and probable thermal reserves. Additionally, we had approximately 527.3 million tons of in situ bituminous coal resources.

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
On December 8, 2017, we closed a transaction with Blackjewel to sell our Western Mines located in the PRB, Wyoming, along with related coal reserves, equipment, infrastructure and other real properties (our former PRB operations). On October 4, 2019, we closed on the ESM Transaction in connection with Blackjewel’s subsequent bankruptcy filing. On May 29, 2020, certain of our subsidiaries (Contura Coal West, LLC and Contura Wyoming Land, LLC), one of which held the mining permits for the Western Mines, were merged with certain subsidiaries of ESM to become wholly-owned subsidiaries of ESM and to complete the permit transfer process in connection with the ESM Transaction.
On December 10, 2020, we closed on a transaction with Iron Senergy Holdings, LLC, to sell our thermal coal mining operations located in Pennsylvania consisting primarily of our Cumberland mining complex and related property (our former NAPP operations). The disposition of our former NAPP operations accelerated our strategic exit from thermal coal production to shift our focus toward met coal production. Our former NAPP operations results of operations and financial position are reported as discontinued operations in the Consolidated Financial Statements for the year ended December 31, 2020. Refer to Note 3 for further information on discontinued operations.
For the years ended December 31, 2022 and 2021, sales of met coal were 14.2 million tons and 13.9 million tons, respectively, and accounted for approximately 87% and 83%, respectively, of our coal sales volume. Sales of thermal coal were 2.2 million tons and 2.9 million tons, respectively, and accounted for approximately 13% and 17%, respectively, of our coal sales volume.

Our sales of met coal were made primarily to steel companies in the northeastern and midwestern regions of the United States and in several countries in Asia, Europe, and the Americas. Our sales of thermal coal were made primarily to large utilities and industrial customers throughout the United States. For the years ended December 31, 2022 and 2021 approximately 81% and 76%, respectively, of our coal revenues were derived from coal sales made to customers outside the United States.

In addition, we generate other revenues from equipment sales, rentals, terminal and processing fees, coal and environmental analysis fees, royalties and the sale of natural gas. We also record freight and handling fulfillment revenue within coal revenues for freight and handling services provided in delivering coal to certain customers, which are a component of the contractual selling price.

As of December 31, 2022, we have one reportable segment: Met. Our Met segment operations consist of high-quality met coal mines, including Deep Mine 41, Road Fork 52, Black Eagle, and Lynn Branch. The coal produced by our Met segment operations is predominantly met coal with some amounts of thermal coal being produced as a byproduct of mining. In addition to the one reportable segment, our All Other category includes general corporate overhead and corporate assets and liabilities, our former CAPP - Thermal operations consisting of one active mine and one preparation plant in West Virginia, and the elimination of certain intercompany activity, as well as expenses associated with certain idled/closed mines. Refer to Notes 23 and 24 for additional disclosures on our reportable segment, geographic areas, and export coal revenue information.

As discussed in the “Market Overview” presented above, continued recessionary pressure and weakening economic conditions alongside the ongoing war between Russia and Ukraine have influenced metallurgical coal markets. However, global coal supply remains tight and metallurgical coal indices have retained strength despite otherwise challenging macroeconomic conditions. Certain operational challenges, including geological conditions and transportation issues, alongside increased labor and benefit costs for our workforce contributed to fewer shipped tons and higher cost of coal sales for the fourth quarter of 2022. However, as further discussed in the “Results of Operations” presented below, our year ended December 31, 2022 results of operations still remain strong from a historical average perspective compared to the year ended December 31, 2021 due to higher coal sales realization as a result of an improved pricing environment during the current period. Increasing coal demand coupled with a limited supply response contributed to a rise in coal prices in the current period compared to the prior year period.
Other Business Developments

During the fourth quarter of 2022, in an effort to secure in-demand supplies and services, Maxxim purchased substantially all the assets of IPM, which manufactures essential mining equipment components, including gear cases. Refer to Note 2 for additional information. In addition, in January 2023, Maxxim completed a series of transactions to acquire a number of coal trucks and related equipment and facilities.

In November 2022, we acquired additional property rights and coal resources within our Power Mountain mining complex and plan to develop a second underground mine which will produce High-Vol. B quality met coal from the Powellton seam with production expected to commence in 2023.

On March 4, 2022, the Board adopted a share repurchase program that permitted us to repurchase up to an aggregate amount of $150.0 million of our common stock. On May 3, 2022, the Board amended the share repurchase program to increase the aggregate amount we are permitted to repurchase to $600.0 million of our common stock. On November 4, 2022, the Board amended the share repurchase program to increase the aggregate amount we are permitted to repurchase to $1.0 billion of our common stock. Repurchases may be made from time to time in accordance with applicable securities laws in the open market, and may include repurchases pursuant to Rule 10b5-1 trading plans. The share repurchase program has no expiration date, does not obligate us to acquire any particular amount of common stock or to acquire shares on any particular timetable, and the program may be suspended at any time at our discretion. The timing and amount of share repurchases will be determined by our management based on our evaluation of market conditions, the trading price of the stock, applicable legal requirements, compliance with the provisions of our debt agreements, and other factors.

Effective February 1, 2021, we changed our corporate name from Contura Energy, Inc. to Alpha Metallurgical Resources, Inc. for rebranding to more accurately reflect our strategic focus on the production of met coal. Following the effectiveness of our name change, our ticker symbol on the New York Stock Exchange changed from “CTRA” to “AMR” effective on February 4, 2021.

During the third quarter of 2020, we joined three other regional coal producers to restructure and expand the Virginia Coal & Energy Alliance to now be named the Metallurgical Coal Producers Association (“MCPA”) focusing on issues specific to the U.S.’s metallurgical coal industry. Additionally, the MCPA focuses on our regional presence by combining forces to advance collective interests.

Factors Affecting Our Results of Operations
Sales Agreements
We manage our commodity price risk for coal sales through the use of coal supply agreements. As of February 14, 2023, we had sales commitments for 2023 as follows:

	Tons	% Priced	Average Realized Price per Ton
Met - Domestic			$193.17
Met - Export			$207.66
Met Total	15.5 million	38%	$195.89
Thermal	1.6 million	52%	$119.79
Met Segment	17.1 million	39%	$186.39
All Other	0.5 million	97%	$94.08

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

Results of Operations

Our results of operations for the years ended December 31, 2022 and 2021 are discussed in these “Results of Operations” presented below.

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Revenues

The following table summarizes information about our revenues during the years ended December 31, 2022 and 2021:

	Year Ended December 31,		Increase (Decrease)
(In thousands, except for per ton data)	2022	2021	$ or Tons	%
Coal revenues	$4,092,987	$2,252,624	$1,840,363	81.7%
Other revenues	8,605	6,062	2,543	41.9%
Total revenues	$4,101,592	$2,258,686	$1,842,906	81.6%

Tons sold	16,378	16,839	(461)	(2.7)%

Coal revenues. Coal revenues increased $1,840.4 million, or 81.7%, for the year ended December 31, 2022 compared to the prior year period. The increase was primarily due to higher coal sales realization as a result of an improved pricing environment during the current period. Increasing coal demand, resulting from improved economic activity, coupled with a limited supply response contributed to a rise in coal prices. Refer to the “Non-GAAP Coal revenues” section below for further detail on coal revenues for the year ended December 31, 2022 compared to the prior year period.

Cost and Expenses

The following table summarizes information about our costs and expenses during the years ended December 31, 2022 and 2021:

	Year Ended December 31,		Increase (Decrease)
(In thousands)	2022	2021	$	%
Cost of coal sales (exclusive of items shown separately below)	$2,285,969	$1,677,782	$608,187	36.2%
Depreciation, depletion and amortization	107,620	110,047	(2,427)	(2.2)%
Accretion on asset retirement obligations	23,765	26,520	(2,755)	(10.4)%
Amortization of acquired intangibles, net	19,498	13,244	6,254	47.2%
Asset impairment and restructuring	—	(561)	561	100.0%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	71,618	63,901	7,717	12.1%
Total other operating loss (income):
Mark-to-market adjustment for acquisition-related obligations	8,880	19,525	(10,645)	(54.5)%
Other expense (income)	3,363	(10,972)	14,335	130.7%
Total costs and expenses	$2,520,713	$1,899,486	$621,227	32.7%

Cost of coal sales. Cost of coal sales increased $608.2 million, or 36.2%, for the year ended December 31, 2022 compared to the prior year period. The increase was primarily driven by royalties and taxes, salaries and wages expense, and supplies and maintenance expense, partially offset by inventory change during the current period.

Amortization of acquired intangibles, net. Amortization of acquired intangibles, net increased $6.3 million, or 47.2%, for the year ended December 31, 2022 compared to the prior year period. The increase was primarily driven by accelerated current period amortization of certain acquired mine permits as a result of an update to the estimated life of the associated mines.

Selling, general and administrative. Selling, general and administrative expenses increased $7.7 million, or 12.1%, for the year ended December 31, 2022 compared to the prior year period. This increase in expense was primarily related to increases of $3.6 million in wages and benefits expense, $2.4 million in stock compensation expense, and $2.1 million in professional fees.

Mark-to-market adjustment for acquisition-related obligations. The mark-to-market adjustment for acquisition-related obligations resulted in an increase to income of $10.6 million for the year ended December 31, 2022 compared to the prior year period. This increase was related to the $8.9 million Contingent Revenue Obligation mark-to-market adjustment recorded during the year ended December 31, 2022 due to changes in underlying fair value assumptions during the current period. Refer to Note 17 for Contingent Revenue Obligation fair value input assumptions.
Other expense (income). Other income decreased $14.3 million, or 130.7%, for the year ended December 31, 2022 compared to the prior year period, primarily due to a decrease in income on sale of assets in the current period.
Other (Expense) Income

The following table summarizes information about our other (expense) income during the year ended December 31, 2022 and 2021:

	Year Ended December 31,		Increase (Decrease)
(In thousands)	2022	2021	$	%
Other (expense) income:
Interest expense	$(21,802)	$(69,654)	$47,852	68.7%
Interest income	3,187	336	2,851	848.5%
Equity loss in affiliates	(14,346)	(4,149)	(10,197)	(245.8)%
Miscellaneous income (loss), net	6,832	6,465	367	5.7%
Total other expense, net	$(26,129)	$(67,002)	$40,873	61.0%

Interest expense. Interest expense decreased $47.9 million, or 68.7%, for the year ended December 31, 2022 compared to the prior year period, primarily due to a decrease in debt outstanding. Refer to Note 14 for additional information.

Equity loss in affiliates. Equity loss in affiliates increased $10.2 million, or 245.8%, for the year ended December 31, 2022 compared to the prior year period, primarily driven by a net decrease in net income of our equity affiliates.

Income Tax Expense

The following table summarizes information about our income tax expense during the years ended December 31, 2022 and 2021:

	Year Ended December 31,		Increase (Decrease)
(In thousands)	2022	2021	$	%
Income tax expense	$(106,205)	$(3,408)	$(102,797)	(3,016.3)%

Income taxes. Income tax expense of $106.2 million was recorded for the year ended December 31, 2022 on income before income taxes of $1,554.8 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to the decrease in the valuation allowance and favorable permanent differences for the percentage depletion allowance and the foreign-derived intangible income deduction.

Income tax expense of $3.4 million was recorded for the year ended December 31, 2021 on income before income taxes of $292.2 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to the decrease in the valuation allowance. Refer to Note 18 for additional information.

Non-GAAP Financial Measures

The discussion below contains “non-GAAP financial measures.” These are financial measures that either exclude or include amounts that are not excluded or included in the most directly comparable measures calculated and presented in accordance with generally accepted accounting principles in the United States (“U.S. GAAP” or “GAAP”). Specifically, we make use of the non-GAAP financial measures “Adjusted EBITDA,” “non-GAAP coal revenues,” “non-GAAP cost of coal sales,” “non-GAAP coal margin,” and “Adjusted cost of produced coal sold.” We use Adjusted EBITDA to measure the operating performance of our segments and allocate resources to the segments. Adjusted EBITDA does not purport to be an alternative to net income (loss) as a measure of operating performance or any other measure of operating results or liquidity presented in accordance with GAAP. We use non-GAAP coal revenues to present coal revenues generated, excluding freight and handling fulfillment revenues. Non-GAAP coal sales realization per ton for our operations is calculated as non-GAAP coal revenues divided by tons sold. We use non-GAAP cost of coal sales to adjust cost of coal sales to remove freight and handling costs, depreciation, depletion and amortization - production (excluding the depreciation, depletion and amortization related to selling, general and administrative functions), accretion on asset retirement obligations, amortization of acquired intangibles, net, and idled and closed mine costs. Non-GAAP cost of coal sales per ton for our operations is calculated as non-GAAP cost of coal sales divided by tons sold. Non-GAAP coal margin per ton for our coal operations is calculated as non-GAAP coal sales realization per ton for our coal operations less non-GAAP cost of coal sales per ton for our coal operations. We also use Adjusted cost of produced coal sold to distinguish the cost of captive produced coal from the effects of purchased coal. The presentation of these measures should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP.

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

Included below are reconciliations of non-GAAP financial measures to GAAP financial measures.

The following tables summarize certain financial information relating to our coal operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$4,018,515	$74,472	$4,092,987
Less: Freight and handling fulfillment revenues	(529,043)	(20)	(529,063)
Non-GAAP Coal revenues	$3,489,472	$74,452	$3,563,924
Tons sold	15,478	900	16,378
Non-GAAP Coal sales realization per ton	$225.45	$82.72	$217.60

Cost of coal sales (exclusive of items shown separately below)	$2,225,771	$60,198	$2,285,969
Depreciation, depletion and amortization - production (1)	100,584	6,036	106,620
Accretion on asset retirement obligations	13,590	10,175	23,765
Amortization of acquired intangibles, net	15,699	3,799	19,498
Total Cost of coal sales	$2,355,644	$80,208	$2,435,852
Less: Freight and handling costs	(529,043)	(20)	(529,063)
Less: Depreciation, depletion and amortization - production (1)	(100,584)	(6,036)	(106,620)
Less: Accretion on asset retirement obligations	(13,590)	(10,175)	(23,765)
Less: Amortization of acquired intangibles, net	(15,699)	(3,799)	(19,498)
Less: Idled and closed mine costs	(21,646)	(6,911)	(28,557)
Non-GAAP Cost of coal sales	$1,675,082	$53,267	$1,728,349
Tons sold	15,478	900	16,378
Non-GAAP Cost of coal sales per ton	$108.22	$59.19	$105.53
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Year Ended December 31, 2022
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$4,018,515	$74,472	$4,092,987
Less: Total Cost of coal sales (per table above)	(2,355,644)	(80,208)	(2,435,852)
GAAP Coal margin	$1,662,871	$(5,736)	$1,657,135
Tons sold	15,478	900	16,378
GAAP Coal margin per ton	$107.43	$(6.37)	$101.18

GAAP Coal margin	$1,662,871	$(5,736)	$1,657,135
Add: Depreciation, depletion and amortization - production (1)	100,584	6,036	106,620
Add: Accretion on asset retirement obligations	13,590	10,175	23,765
Add: Amortization of acquired intangibles, net	15,699	3,799	19,498
Add: Idled and closed mine costs	21,646	6,911	28,557
Non-GAAP Coal margin	$1,814,390	$21,185	$1,835,575
Tons sold	15,478	900	16,378
Non-GAAP Coal margin per ton	$117.22	$23.54	$112.08
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Year Ended December 31, 2021
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$2,173,647	$78,977	$2,252,624
Less: Freight and handling fulfillment revenues	(380,457)	(520)	(380,977)
Non-GAAP Coal revenues	$1,793,190	$78,457	$1,871,647
Tons sold	15,569	1,270	16,839
Non-GAAP Coal sales realization per ton	$115.18	$61.78	$111.15

Cost of coal sales (exclusive of items shown separately below)	$1,607,157	$70,625	$1,677,782
Depreciation, depletion and amortization - production (1)	99,963	9,362	109,325
Accretion on asset retirement obligations	13,571	12,949	26,520
Amortization of acquired intangibles, net	13,671	(427)	13,244
Total Cost of coal sales	$1,734,362	$92,509	$1,826,871
Less: Freight and handling costs	(380,457)	(520)	(380,977)
Less: Depreciation, depletion and amortization - production (1)	(99,963)	(9,362)	(109,325)
Less: Accretion on asset retirement obligations	(13,571)	(12,949)	(26,520)
Less: Amortization of acquired intangibles, net	(13,671)	427	(13,244)
Less: Idled and closed mine costs	(16,858)	(9,720)	(26,578)
Non-GAAP Cost of coal sales	$1,209,842	$60,385	$1,270,227
Tons sold	15,569	1,270	16,839
Non-GAAP Cost of coal sales per ton	$77.71	$47.55	$75.43
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Year Ended December 31, 2021
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$2,173,647	$78,977	$2,252,624
Less: Total Cost of coal sales (per table above)	(1,734,362)	(92,509)	(1,826,871)
GAAP Coal margin	$439,285	$(13,532)	$425,753
Tons sold	15,569	1,270	16,839
GAAP Coal margin per ton	$28.22	$(10.66)	$25.28

GAAP Coal margin	$439,285	$(13,532)	$425,753
Add: Depreciation, depletion and amortization - production (1)	99,963	9,362	109,325
Add: Accretion on asset retirement obligations	13,571	12,949	26,520
Add: Amortization of acquired intangibles, net	13,671	(427)	13,244
Add: Idled and closed mine costs	16,858	9,720	26,578
Non-GAAP Coal margin	$583,348	$18,072	$601,420
Tons sold	15,569	1,270	16,839
Non-GAAP Coal margin per ton	$37.47	$14.23	$35.72
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Year Ended December 31,		Increase (Decrease)
(In thousands, except for per ton data)	2022	2021	$ or Tons	%
Met segment operations:
Tons sold	15,478	15,569	(91)	(0.6)%
Non-GAAP Coal revenues	$3,489,472	$1,793,190	$1,696,282	94.6%
Non-GAAP Coal sales realization per ton	$225.45	$115.18	$110.27	95.7%

All Other category:
Tons sold	900	1,270	(370)	(29.1)%
Non-GAAP Coal revenues	$74,452	$78,457	$(4,005)	(5.1)%
Non-GAAP Coal sales realization per ton	$82.72	$61.78	$20.94	33.9%

Non-GAAP Coal revenues. Met segment operations non-GAAP coal revenues increased $1,696.3 million, or 94.6%, for the year ended December 31, 2022 compared to the prior year period. The increase was primarily due to higher average non-GAAP coal sales realization of $110.27 per ton resulting from an improved pricing environment compared to the prior year period.

All Other category non-GAAP coal revenues decreased $4.0 million, or 5.1%, for the year ended December 31, 2022 compared to the prior year period primarily due to a decrease in tons sold, partially offset by higher non-GAAP coal sales realization per ton in the current period.

	Year Ended December 31,		Increase (Decrease)
(In thousands, except for per ton data)	2022	2021	$	%
Met segment operations:
Non-GAAP Cost of coal sales	$1,675,082	$1,209,842	$465,240	38.5%
Non-GAAP Cost of coal sales per ton	$108.22	$77.71	$30.51	39.3%
Non-GAAP Coal margin per ton	$117.22	$37.47	$79.75	212.8%

All Other category:
Non-GAAP Cost of coal sales	$53,267	$60,385	$(7,118)	(11.8)%
Non-GAAP Cost of coal sales per ton	$59.19	$47.55	$11.64	24.5%
Non-GAAP Coal margin per ton	$23.54	$14.23	$9.31	65.4%

Non-GAAP cost of coal sales. Met segment operations non-GAAP cost of coal sales increased $465.2 million, or 38.5%, for the year ended December 31, 2022 compared to the prior year period. The increase was primarily driven by increased royalties and taxes, supplies and maintenance expense, and salaries and wages expense, partially offset by inventory change during the current period.

All Other category non-GAAP cost of coal sales decreased $7.1 million, or 11.8%, for the year ended December 31, 2022 compared to the prior year period. The decrease was primarily driven by a decrease in tons sold, inventory change during the current period, and decreased royalties and taxes, partially offset by increased salaries and wages expense and supplies and maintenance expense.

Our non-GAAP cost of coal sales includes purchased coal costs. In the following tables, we calculate Adjusted cost of produced coal sold as non-GAAP cost of coal sales less purchased coal costs.

	Year Ended December 31, 2022
(In thousands, except for per ton data)	Met	All Other	Consolidated
Non-GAAP Cost of coal sales	$1,675,082	$53,267	$1,728,349
Less: cost of purchased coal sold	(119,473)	(37)	(119,510)
Adjusted cost of produced coal sold	$1,555,609	$53,230	$1,608,839
Produced tons sold	14,938	900	15,838
Adjusted cost of produced coal sold per ton (1)	$104.14	$59.14	$101.58
(1) Cost of produced coal sold per ton for our operations is calculated as non-GAAP cost of produced coal sold divided by produced tons sold.

	Year Ended December 31, 2021
(In thousands, except for per ton data)	Met	All Other	Consolidated
Non-GAAP Cost of coal sales	$1,209,842	$60,385	$1,270,227
Less: cost of purchased coal sold	(97,872)	(660)	(98,532)
Adjusted cost of produced coal sold	$1,111,970	$59,725	$1,171,695
Produced tons sold	14,638	1,265	15,903
Adjusted cost of produced coal sold per ton (1)	$75.96	$47.21	$73.68
(1) Cost of produced coal sold per ton for our operations is calculated as non-GAAP cost of produced coal sold divided by produced tons sold.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that is presented as a supplemental measure and is not intended to replace financial performance or liquidity measures determined in accordance with GAAP. Moreover, this measure is not calculated identically by all companies and therefore may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is presented because management believes it is a useful indicator of the financial performance of our coal operations. The following tables present a reconciliation of net income (loss) to Adjusted EBITDA for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022
(In thousands)	Met	All Other	Consolidated
Net income (loss)	$1,647,104	$(198,559)	$1,448,545
Interest expense	202	21,600	21,802
Interest income	(541)	(2,646)	(3,187)
Income tax expense	—	106,205	106,205
Depreciation, depletion and amortization	100,584	7,036	107,620
Non-cash stock compensation expense	4	7,480	7,484
Mark-to-market adjustment - acquisition-related obligations	—	8,880	8,880
Accretion on asset retirement obligations	13,590	10,175	23,765
Amortization of acquired intangibles, net	15,699	3,799	19,498
Adjusted EBITDA	$1,776,642	$(36,030)	$1,740,612

	Year Ended December 31, 2021
(In thousands)	Met	All Other	Consolidated
Net income (loss)	$439,859	$(151,069)	$288,790
Interest expense	184	69,470	69,654
Interest income	(6)	(330)	(336)
Income tax expense	—	3,408	3,408
Depreciation, depletion and amortization	99,963	10,084	110,047
Non-cash stock compensation expense	28	5,287	5,315
Mark-to-market adjustment - acquisition-related obligations	—	19,525	19,525
Gain on settlement of acquisition-related obligations	—	(1,125)	(1,125)
Accretion on asset retirement obligations	13,571	12,949	26,520
Asset impairment and restructuring	—	(561)	(561)
Amortization of acquired intangibles, net	13,671	(427)	13,244
Adjusted EBITDA	$567,270	$(32,789)	$534,481

The following table summarizes Adjusted EBITDA for our Met segment operations and All Other category:

	Year Ended December 31,		Increase (Decrease)
(In thousands)	2022	2021	$	%
Adjusted EBITDA
Met operations	$1,776,642	$567,270	$1,209,372	213.2%
All Other	(36,030)	(32,789)	(3,241)	(9.9)%
Total	$1,740,612	$534,481	$1,206,131	225.7%

Met segment operations. Adjusted EBITDA increased $1,209.4 million, or 213.2%, for the year ended December 31, 2022 compared to the prior year period. The increase in Adjusted EBITDA was primarily driven by increased coal margin.
All Other category. Adjusted EBITDA decreased $3.2 million, or 9.9%, for the year ended December 31, 2022 compared to the prior year period. The decrease in Adjusted EBITDA was primarily driven by a decrease in tons sold, partially offset by higher non-GAAP coal sales realization per ton in the current period.

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
We believe that cash on hand and cash generated from our operations will be sufficient to meet our working capital requirements, anticipated capital expenditures, income taxes, debt service requirements, acquisition-related obligations, and reclamation obligations for the next 12 months and the reasonably foreseeable future. We may also use cash in accordance with our share repurchase program and dividend program. We rely on a number of assumptions in budgeting for our future activities. These include the costs for mine development to sustain capacity of our operating mines, our cash flows from operations, effects of regulation and taxes by governmental agencies, mining technology improvements and reclamation costs. These assumptions are inherently subject to significant business, political, economic, regulatory, environmental and competitive uncertainties, pending and existing climate-related initiatives, contingencies and risks, all of which are difficult to predict and many of which are beyond our control. For example, if the new authorization process for all self-insured coal mine operators is adopted, it would substantially increase the collateral required to secure our self-insured federal black lung obligations. Refer to the DCMWC Reauthorization Process section below for more information. Increased scrutiny of ESG matters specific to the coal sector could negatively influence our ability to raise capital in the future and result in a reduced number of surety and insurance providers. We may need to raise additional funds if market conditions deteriorate, and we may not be able to do so in a timely fashion, on terms acceptable to us, or at all; or one or more of our assumptions prove to be incorrect or if we choose to expand our acquisition, exploration, appraisal, or development efforts or any other activity more rapidly than we presently anticipate. Additionally, we may elect to raise additional funds before we need them if the conditions for raising capital are favorable. We may seek to sell equity or debt securities or obtain additional bank credit facilities. The sale of equity securities could result in dilution to our stockholders. The incurrence of additional indebtedness could result in increased fixed obligations and additional covenants that could restrict our operations.

Liquidity

The following table summarizes our total liquidity as of December 31, 2022:

(in thousands)	December 31, 2022
Cash and cash equivalents	$301,906
Short-term investments	46,052
Credit facility availability (1)	93,123
Total liquidity	$441,081
(1) Comprised of our unused commitments available under the Second Amended and Restated Asset-Based Revolving Credit Agreement, subject to limitations described therein.

Cash Collateral

We are required to provide cash collateral to secure our obligations under certain worker’s compensation, black lung, reclamation-related obligations, financial payments and other performance obligations, and other operating agreements. Additionally, we have short-term restricted cash held in escrow related to our Contingent Revenue Obligation (refer to Note 15). Future regulatory changes relating to these obligations could result in increased obligations, additional costs, or additional collateral requirements which could require greater use of alternative sources of funding for this purpose, which would reduce our liquidity. Refer to the DCMWC Reauthorization Process section below for information related to the new authorization process for self-insured coal mine operators being implemented by the U.S. Department of Labor (Division of Coal Mine Workers’ Compensation). As of December 31, 2022, we had the following cash collateral on our Consolidated Balance Sheets:

(in thousands)	December 31, 2022
Short-term and long-term restricted cash	$53,488
Long-term restricted investments	105,735
Short-term and long-term deposits (1)	86,111
Total cash collateral	$245,334
(1) Includes $84,748 related to our dividend payable. Refer to Note 9 for additional information.

Off-Balance Sheet Arrangements

We are required to provide financial assurance in order to perform the post-mining reclamation required by our mining permits, pay workers’ compensation claims under workers’ compensation laws in various states, pay federal black lung benefits, and perform certain other obligations. In order to provide the required financial assurance, we generally use surety bonds for post-mining reclamation and workers’ compensation obligations. We also use bank letters of credit to collateralize certain obligations. As of December 31, 2022, we had the following outstanding surety bonds and letters of credit:

(in thousands)	December 31, 2022
Surety bonds	$165,575
Letters of credit (1)	$61,927
(1) The letters of credit outstanding are under the Second Amended and Restated Asset-Based Revolving Credit Agreement dated December 6, 2021 and the Credit and Security Agreement dated June 30, 2017, and related amendments, between ANR, Inc. and First Tennessee Bank National Association.

Refer to Note 22, part (c) for further disclosures on off-balance sheet arrangements.

Debt Financing and Related Transactions

As of December 31, 2022, we had $11.0 million of indebtedness outstanding. Our indebtedness is comprised of financing leases and other financing obligations. As of December 31, 2022, we had no outstanding borrowings under the Term Loan Credit Facility as a result of voluntary prepayments of $449.4 million of outstanding principal borrowings during the first and second quarters of 2022 in our continued strategic effort to reduce our outstanding debt and strengthen our balance sheet. Effective with the final voluntary prepayment on June 3, 2022, the Term Loan Credit Agreement was terminated, and we were released of all underlying obligations including the Term Loan Credit Agreement covenants.
On December 6, 2021, we entered into the ABL Agreement which amended and restated the Amended and Restated Asset-Based Revolving Credit Agreement dated November 9, 2018, in its entirety, and includes the ABL Facility. Under the ABL Facility, we may borrow cash from the Lenders (as defined therein) or cause the L/C Issuers (as defined therein) to issue letters of credit, on a revolving basis, in an aggregate amount of up to $155.0 million, of which no more than $150.0 million may represent outstanding letters of credit ($125.0 million on a committed basis and another $25.0 million on an uncommitted cash collateralized basis) with the facility having a maturity date of December 6, 2024. The ABL Agreement extended the maturity date of the facility from the previous maturity of April 3, 2022. Availability under the ABL Facility is calculated on a monthly basis and fluctuates based on qualifying amounts of coal inventory and trade accounts receivable (the “Borrowing Base”) and the facility's covenant limitations related to our Fixed Charge Coverage Ratio (refer to “Analysis of Material Debt Covenants” below). In accordance with the terms of the ABL Facility, we may be required to cash collateralize the ABL Facility to the extent outstanding borrowings and letters of credit under the ABL Facility exceed the Borrowing Base after considering covenant limitations.

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
Acquisition-Related Obligations

At December 31, 2022, we had $28.3 million of acquisition-related obligations outstanding. Our acquisition-related obligations are primarily comprised of the Contingent Revenue Obligation, which has an offsetting short-term restricted cash amount held in escrow (refer to Note 15 and Note 22). During the second quarter of 2022, we paid $16.2 million pursuant to the terms of the Contingent Revenue Obligation.

Capital Requirements

Our capital expenditures for the year ended December 31, 2022 were $164.3 million. We expect to spend between $250.0 million and $280.0 million on capital expenditures during 2023. Our expected 2023 capital expenditures include the following carryover capital expenditures from 2022: supplemental and technologically advanced safety equipment, development projects related to new mines and enhancements to some of our existing properties to support our broader production and shipment goals for 2023.

Contractual Obligations

The following is a summary of our significant contractual obligations as of December 31, 2022:

(in thousands)	2023	2024	2025	2026	2027	After 2027	Total
Contingent Revenue Obligation	27,719	—	—	—	—	—	27,719
Minimum royalties	15,556	14,688	13,608	13,489	12,916	62,118	132,375
Coal purchase commitments	149,763	—	—	—	—	—	149,763
Unconditional purchase obligations (1)	109,358	98,602	4,887	—	—	—	212,847
Total	$302,396	$113,290	$18,495	$13,489	$12,916	$62,118	$522,704
(1) Includes transportation commitments, minimum equipment purchase commitments, diesel fuel purchase commitments, and electricity purchase commitments.

Additionally, we have long-term liabilities relating to asset retirement obligations, pension benefits, black lung benefits, postretirement life insurance benefits, and workers’ compensation benefits. The table below reflects the estimated undiscounted cash flows for these obligations:

(in thousands)	2023	2024	2025	2026	2027	After 2027	Total
Asset retirement obligation	$37,887	$37,154	$31,677	$19,745	$37,288	$309,583	$473,334
Pension benefit obligation (1)	31,084	31,103	31,136	31,215	31,264	890,135	1,045,937
Black lung benefit obligation	9,664	9,218	9,009	8,923	8,828	150,894	196,536
Postretirement life insurance benefit obligation	613	607	604	598	596	13,543	16,561
Workers’ compensation benefit obligation	9,537	6,603	5,517	4,954	4,560	63,830	95,001
Total	$88,785	$84,685	$77,943	$65,435	$82,536	$1,427,985	$1,827,369
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

Income Taxes

During the year ended December 31, 2022, we paid federal and state income taxes of $139.7 million. Refer to Note 18 for further income tax disclosures.

Pension Plans

We sponsor three qualified non-contributory pension plans (“Pension Plans”) which cover certain salaried and non-union hourly employees. Participants accrued benefits either based on certain formulas, the participant’s compensation prior to retirement or plan specified amounts for each year of service. Benefits are frozen under these Pension Plans. Annual funding contributions to the Pension Plans are made as recommended by consulting actuaries based upon the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) funding standards. Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006. We contributed $3.4 million to the Pension Plans in 2022. We expect to contribute $25.0 million to the Pension Plans in 2023, which includes amounts above the estimated minimum required contributions for the 2023 plan year. Refer to Note 19 for further disclosures related to this obligation.
Discontinued Operations

Refer to Note 3 for disclosure information on discontinued operations.

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

The reauthorization process provided us with the right to appeal the security determination in writing within 30 days of the date of the notification, which appeal period the DCMWC agreed to extend to May 22, 2020, and we exercised this right of appeal. We strongly disagree with the DCMWC’s substantially higher collateral determination and the methodology through which the calculation was derived. In February 2021, the U.S. Department of Labor (“DOL”) withdrew its Federal Register notice seeking comments on its bulletin describing its new method of calculating collateral requirements. The Department removed the bulletin from its website in May 2021. On February 10, 2022, a telephone conference was held with DCMWC and DOL decision makers wherein we presented facts and arguments in support of our appeal. No ruling has been made on the appeal, but during the call we indicated that we would be willing to allocate an additional $10.0 million in collateral. If our appeal is unsuccessful, we may be required to provide additional letters of credit in order to receive self-insurance reauthorization from the DCMWC or insure these black lung obligations through a third-party provider, which would likely also require us to provide additional collateral. In January 2023, the DOL proposed for public comment new regulations which, if adopted, would substantially increase the collateral required to secure self-insured federal black lung obligations. Under the proposed 120% minimum collateral requirement, we estimate we could be required to provide approximately $80.0 million to $100.0 million of collateral to secure certain of our black lung obligations. A significant increase in these collateral obligations would have a materially adverse effect on our liquidity.

Share Repurchase Program

Refer to Note 9 and “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for information on the share repurchase program and the shares repurchased during the current period. Also refer to Note 25 for information related to the Board’s approval to increase the aggregate amount permitted to be repurchased under the share repurchase program.

Dividend Program

Refer to Note 9 and Note 25 for information related to our dividend program, the cash dividends declared during the current period, and the related subsequent event disclosures which includes the declaration of the quarterly cash dividend.

Cash Flows

Cash, cash equivalents, and restricted cash increased by $172.8 million and decreased by $62.0 million and $103.1 million over the years ended December 31, 2022, 2021, and 2020, respectively. The net change in cash, cash equivalents, and restricted cash was attributable to the following:

	Year Ended December 31,
	2022	2021	2020
Cash flows (in thousands):
Net cash provided by operating activities	$1,484,005	$174,943	$129,236
Net cash used in investing activities	(329,357)	(89,855)	(209,969)
Net cash used in financing activities	(981,868)	(147,045)	(22,376)
Net increase (decrease) in cash and cash equivalents and restricted cash	$172,780	$(61,957)	$(103,109)

Operating Activities. The increase in net cash provided by operating activities for year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily attributable to the improvement in our results from operations as discussed above in “Results of Operations,” primarily offset by an increase in deposits related to our January 2023 dividend payment and payments on operating liabilities.

The increase in net cash provided by operating activities for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily attributable to the improvement in our results from operations as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, partially offset by changes in operating assets and liabilities. The changes in operating assets and liabilities were primarily related to increases in our trade accounts receivable, net, partially offset by the receipt of the federal tax refund in 2021.

Investing Activities. The increase in net cash used in investing activities for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily driven by increases in net purchases of investment securities and capital expenditures. In addition, we purchased substantially all of the assets of a mining equipment component manufacturing and rebuilding business (refer to Note 2 for further information).

The decrease in net cash used in investing activities for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily driven by the decrease in our capital expenditures which were near the maintenance capital level in 2021 and the cash paid on the sale of our former NAPP operations in 2020 (refer to Note 3 for further information).

Financing Activities. The increase in net cash used in financing activities for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily driven by the voluntary prepayments of our remaining outstanding principal borrowings under the Term Loan Credit Facility and the common stock repurchases under our share repurchase program during the current period (refer to Note 9 and Note 14 for further information).

The increase in net cash used in financing activities for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily driven by the repurchase and voluntary prepayments of our outstanding principal borrowings under the Term Loan Credit Facility during the second half of 2021 (refer to Note 14 for further information).

Analysis of Material Debt Covenants

We are in compliance with all covenants under the ABL Agreement, as of December 31, 2022. A breach of the covenants in the ABL Agreement could result in a default under the terms of such agreement, and the respective lenders could then elect to declare all amounts borrowed due and payable.

Pursuant to the ABL Agreement, during any Liquidity Period (capitalized terms as defined in the ABL Agreement), our Fixed Charge Coverage Ratio cannot be less than 1.0 as of the last day of any Test Period, commencing with the Test Period ended immediately preceding the commencement of such Liquidity Period. The Fixed Charge Coverage Ratio is calculated as (a) Consolidated EBITDA of the Company and its Restricted Subsidiaries for such period, minus non-financed Capital Expenditures (including Capital Expenditures financed with the proceeds of any Loans) paid or payable currently in cash by the Company or any of its Subsidiaries for such period to (b) the Fixed Charges of the Company and its Restricted Subsidiaries during such period. As of December 31, 2022, we were not in a Liquidity Period.

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
On at least an annual basis, we review our reclamation liabilities and make necessary adjustments for permit changes as granted by state authorities, additional costs resulting from accelerated mine closures, and revisions to cost estimates and productivity assumptions to reflect current experience and updated plans. At December 31, 2022, we had recorded asset retirement obligation liabilities of $179.0 million, including amounts reported as current. While the precise amount of these future costs cannot be determined with certainty, as of December 31, 2022, we estimate that the aggregate undiscounted cost of final mine closures is approximately $473.3 million. Refer to Note 16 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for reclamation disclosures including a table summarizing the changes in asset retirement obligations for the years ended December 31, 2022 and 2021.
Retirement Plans. We have three non-contributory defined benefit retirement plans (the “Pension Plans”) covering certain of our salaried and non-union hourly employees, all of which are frozen. Benefits are based on either the employee’s compensation prior to retirement or stated amounts for each year of service with us. Funding of the Pension Plans is in accordance with requirements of ERISA, and our contributions can be deducted for federal income tax purposes. We contributed $3.4 million to our Pension Plans for the year ended December 31, 2022. For the year ended December 31, 2022, we recorded a net periodic benefit credit of $10.4 million, which included a settlement of $0.2 million, for our Pension Plans and have recorded a net obligation of $110.8 million which are net of assets of $357.6 million. Refer to Note 19 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for disclosures summarizing the changes in these projected benefit obligations for the years ended December 31, 2022 and 2021.

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
•The expected long-term rate of return on plan assets is an assumption of the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. We establish the expected long-term rate of return on plan assets at the beginning of each fiscal year based upon historical returns and projected returns on the underlying mix of invested assets. The Pension Plans investment targets are 58% equity securities and 42% fixed income funds (refer to Note 19 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional disclosures on this assumption). Investments are rebalanced on a periodic basis to stay within these targeted guidelines. The expected long-term rate of return on plan assets assumption used to determine net periodic benefit expense was 5.80% for the year ended December 31, 2022. The expected long-term rate of return on plan assets assumption to be used in 2023 is expected to be 6.20%. Any difference between the actual experience and the assumed experience is deferred as an unrecognized actuarial gain or loss and amortized into expense in future periods.
•The discount rate represents our estimate of the interest rate at which pension benefits could be effectively settled. Assumed discount rates are used in the measurement of the projected and accumulated benefit obligations and the interest cost component of the net periodic benefit expense. In estimating that rate, we use rates of return on high quality, fixed income investments. The weighted average discount rate used to determine the pension benefit obligations was 5.42% for the year ended December 31, 2022. The differences resulting from actual versus assumed discount rates are amortized into pension net periodic benefit expense (credit) over the remaining average life of the active plan participants. A one percentage-point increase in the discount rate would increase the net periodic pension cost for the year ended December 31, 2022 by approximately $1.5 million and decrease the projected benefit obligation as of December 31, 2022 by approximately $47.5 million. The corresponding effects of a one percentage-point decrease in discount rate would decrease the net periodic pension cost for the year ended December 31, 2022 by approximately $2.0 million and increase the projected benefit obligation as of December 31, 2022 by approximately $57.5 million.
Coal Workers’ Pneumoconiosis. We are required by federal and state statues to provide benefits to employees for awards related to coal workers’ pneumoconiosis disease (black lung). Certain of our subsidiaries are insured for black lung benefit obligations by a third-party insurance provider and certain subsidiaries are self-insured for black lung benefit obligations and may fund certain benefit payments through a Section 501(c)(21) tax-exempt trust fund. Provisions are made for estimated benefits based on annual evaluations prepared by independent actuaries. Charges are made to operations for self-insured black lung claims, as determined by an independent actuary at the present value of the actuarially computed liability for such benefits over the employee’s applicable term of service. These actuarially determined liabilities use various actuarial assumptions, including the discount rate, future cost trends, demographic assumptions, and return on plan assets to estimate the costs and obligations for these items.
•The discount rate represents our estimate of the interest rate at which black lung benefit obligations could be effectively settled. Assumed discount rates are used in the measurement of the black lung benefit obligations and the interest cost and service cost components of the net periodic benefit expense. In estimating that rate, we use rates of return on high quality, fixed income investments. The weighted average discount rate used to determine black lung benefit obligations was 5.42% for the year ended December 31, 2022. The differences resulting from actual versus assumed discount rates are amortized into black lung net periodic benefit cost over the remaining average life of the active plan participants. A one percentage-point increase in the discount rate would increase the net periodic black lung benefit cost for the year ended December 31, 2022 by approximately $0.3 million and decrease the projected benefit obligation as of December 31, 2022 by approximately $8.4 million. The corresponding effects of a one percentage-point decrease in discount rate would decrease the net periodic black lung benefit cost for the year ended December 31, 2022 by approximately $0.4 million and increase the projected benefit obligation as of December 31, 2022 by approximately $10.2 million.
If our assumptions do not materialize as expected, actual cash expenditures and costs that we incur could differ materially from our current estimates. Moreover, regulatory changes could affect our obligation to satisfy these or additional obligations. As of December 31, 2022, we had estimated black lung benefit obligations of approximately $90.9 million, including amounts reported as current, which are net of assets of $2.5 million that are held in a tax-exempt trust fund. For the year ended December 31, 2022, we recorded a net periodic benefit cost of $6.6 million for our black lung benefit obligations. Refer to Note

19 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for disclosures summarizing these underlying assumptions and the changes in these projected benefit obligations for the years ended December 31, 2022 and 2021.
Income Taxes. We recognize deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating our ability to recover our deferred tax assets within the jurisdiction in which they arise, we consider all available positive and negative evidence, including the expected reversals of deferred tax liabilities, projected future taxable income, taxable income available via carryback to prior years, tax planning strategies, and results of recent operations. We assess the realizability of our deferred tax assets, including scheduling the reversal of our deferred tax assets and liabilities, to determine the amount of valuation allowance needed. Scheduling the reversal of deferred tax asset and liability balances requires judgment and estimation. We believe the deferred tax liabilities relied upon as future taxable income in our assessment will reverse in the same period and jurisdiction and are of the same character as the temporary differences giving rise to the deferred tax assets that will be realized. At December 31, 2022, a valuation allowance of $53.8 million has been provided on deferred tax assets not expected to provide future tax benefits. Refer to Note 18 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional disclosures on income taxes.
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

Contingent Revenue Obligation. Our Contingent Revenue Obligation was assumed in connection with the Merger through the period ended December 31, 2022. Determining the fair value of this obligation required management’s judgment and the utilization of independent valuation experts, and involved the use of significant estimates and assumptions with respect to forecasts of future revenues and discount rates. The Company forecasted future revenues through December 31, 2022, the end of the royalty period of the obligation for the properties subject to the obligation. Discount rates were determined based on the risk associated with the projected cash flows. If our assumptions didn’t materialize as expected, actual payments made under the obligation could have differed materially from our current estimates. The corresponding final payment of the contingent revenue payment obligation is expected to be paid from a short-term restricted cash escrow account during the second quarter of 2023. Refer to Note Note 15 and Note 17 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

We manage our commodity price risk for coal sales through the use of coal supply agreements. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results of Operations” for information on our sales commitments for 2023.
We have exposure to commodity price risk for supplies that are used directly or indirectly in the normal course of production such as diesel fuel, steel and other items such as explosives. We manage our risk for these items through strategic sourcing contracts in normal quantities with our suppliers.

The market price of diesel fuel fluctuates due to changes in production, seasonality, and other market factors generally outside of our control. Increased fuel costs may have a negative impact on our results of operations and financial condition. As of December 31, 2022, our forecasted diesel fuel usage and fixed price diesel fuel purchase commitments for 2023 are as follows:

	Budgeted Usage in Gallons	% Priced	Average Realized Price per Gallon
Diesel fuel	22.2 million	73.5%	$3.62

Interest Rate Risk

As of December 31, 2021, we had $449.4 million of outstanding borrowings under a Term Loan Credit Facility. The borrowings carried a floating rate of interest and were due in June 2024. In 2022, we voluntarily prepaid the amounts borrowed and terminated the facility. As of December 31, 2022, we maintain a senior secured asset-based revolving credit facility under which we may borrow up to $155.0 million (less amounts outstanding for letters of credit). Any cash borrowings under the facility would bear a floating rate of interest. No cash borrowings were outstanding under the facility as of December 31, 2022, or December 31, 2021. As of December 31, 2022, we had $61.9 million letters of credit outstanding under the facility. Refer to Note 14 to our consolidated financial statements for additional information, including discussion on the terms of our long-term debt.

As of December 31, 2022 and December 31, 2021, we had investments in trading securities of $151.8 million and $30.9 million respectively. While the fair value of these investments is exposed to risk with respect to changes in market rates of interest, we do not believe exposure to changes in interest rates is material to our consolidated financial statements. We manage risk by investing in shorter term highly rated debt obligations (primarily U.S. government securities). As of December 31, 2022 and December 31, 2021, the remaining maturities of our acquired debt securities was less than 12 months.

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

Opinions on the Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Alpha Metallurgical Resources, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by COSO.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Asset Retirement Obligations
As described in Notes 2 and 16 to the consolidated financial statements, the Company’s consolidated asset retirement obligation liability was $179 million as of December 31, 2022. The Company records the asset retirement obligation liability at fair value in the period in which the legal obligation associated with the retirement of the long-lived asset is incurred. Changes to the liability at operations that are not currently being reclaimed are offset by increasing or decreasing the carrying amount of the related long-lived asset. Changes to the liability at operations that are currently being reclaimed are recorded to depreciation, depletion, and amortization. On at least an annual basis the Company reviews its estimated future cash flows for its asset retirement obligations.

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
–We compared the estimates of disturbed acreage, timing of reclamation activities, and third-party reclamation costs to the prior year estimates, assessing consistency between timing of reclamation activities and projected mine lives, evaluated the appropriateness of the estimated costs based on mine type, and compared anticipated costs to recent operating data.
–We utilized an external specialist who performed observations of mine site operations, conducted interviews of engineering personnel, assessed compliance with mine closure and post closure plan regulatory requirements, and evaluated the reasonableness of the engineering estimates and assumptions.

/s/ RSM US LLP
We have served as the Company's auditor since 2020.

Atlanta, Georgia
February 23, 2023

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Coal revenues	$4,092,987	$2,252,624	$1,413,124
Other revenues	8,605	6,062	3,063
Total revenues	4,101,592	2,258,686	1,416,187
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	2,285,969	1,677,782	1,281,011
Depreciation, depletion and amortization	107,620	110,047	139,885
Accretion on asset retirement obligations	23,765	26,520	26,504
Amortization of acquired intangibles, net	19,498	13,244	9,214
Asset impairment and restructuring	—	(561)	83,878
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	71,618	63,901	57,356
Total other operating loss (income):
Mark-to-market adjustment for acquisition-related obligations	8,880	19,525	(8,750)
Other expense (income)	3,363	(10,972)	(2,223)
Total costs and expenses	2,520,713	1,899,486	1,586,875
Income (loss) from operations	1,580,879	359,200	(170,688)
Other (expense) income:
Interest expense	(21,802)	(69,654)	(74,528)
Interest income	3,187	336	7,027
Equity loss in affiliates	(14,346)	(4,149)	(3,473)
Miscellaneous income (loss), net	6,832	6,465	(1,972)
Total other expense, net	(26,129)	(67,002)	(72,946)
Income (loss) from continuing operations before income taxes	1,554,750	292,198	(243,634)
Income tax (expense) benefit	(106,205)	(3,408)	2,164
Net income (loss) from continuing operations	1,448,545	288,790	(241,470)
Discontinued operations:
Loss from discontinued operations	—	—	(205,429)
Net income (loss)	$1,448,545	$288,790	$(446,899)

Basic income (loss) per common share:
Income (loss) from continuing operations	$82.82	$15.66	$(13.20)
Loss from discontinued operations	—	—	(11.22)
Net income (loss)	$82.82	$15.66	$(24.42)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$79.49	$15.30	$(13.20)
Loss from discontinued operations	—	—	(11.22)
Net income (loss)	$79.49	$15.30	$(24.42)

Weighted average shares - basic	17,490,886	18,441,175	18,298,362
Weighted average shares - diluted	18,222,397	18,871,682	18,298,362
Refer to accompanying Notes to Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$1,448,545	$288,790	$(446,899)
Other comprehensive income (loss), net of tax:
Employee benefit plans:
Current period actuarial gain (loss)	$56,485	$47,461	$(60,647)
Income tax	(12,888)	—	—
	$43,597	$47,461	$(60,647)
Less: reclassification adjustments for amounts reclassified to earnings due to amortization of net actuarial loss and settlements	3,555	6,021	7,278
Income tax	(811)	—	—
	$2,744	$6,021	$7,278
Total other comprehensive income (loss), net of tax	$46,341	$53,482	$(53,369)
Total comprehensive income (loss)	$1,494,886	$342,272	$(500,268)
Refer to accompanying Notes to Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$301,906	$81,211
Short-term investments	46,052	—
Trade accounts receivable, net of allowance for doubtful accounts of $239 and $393 as of December 31, 2022 and 2021, respectively	407,210	489,241
Inventories, net	200,574	129,382
Short-term deposits	84,748	425
Short-term restricted cash	24,547	11,977
Prepaid expenses and other current assets	49,384	35,750
Total current assets	1,114,421	747,986
Property, plant, and equipment, net of accumulated depreciation and amortization of $491,186 and $443,856 as of December 31, 2022 and 2021, respectively	442,645	362,218
Owned and leased mineral rights, net of accumulated depletion and amortization of $77,333 and $52,444 as of December 31, 2022 and 2021, respectively	451,062	444,302
Other acquired intangibles, net of accumulated amortization of $53,719 and $34,221 as of December 31, 2022 and 2021, respectively	55,102	74,197
Long-term restricted investments	105,735	30,949
Long-term restricted cash	28,941	89,426
Deferred income taxes	11,378	—
Other non-current assets	103,195	108,634
Total assets	$2,312,479	$1,857,712
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,078	$2,989
Trade accounts payable	106,037	90,093
Acquisition-related obligations - current	28,254	22,405
Accrued expenses and other current liabilities	265,256	180,442
Total current liabilities	402,625	295,929
Long-term debt	7,897	445,562
Acquisition-related obligations - long-term	—	19,000
Workers’ compensation and black lung obligations	188,247	231,876
Pension obligations	110,836	159,930
Asset retirement obligations	142,048	132,013
Deferred income taxes	10,874	317
Other non-current liabilities	20,197	26,176
Total liabilities	882,724	1,310,803
Commitments and Contingencies (Note 22)
Stockholders’ Equity
Preferred stock - par value $0.01, 5.0 million shares authorized, none issued	—	—
Common stock - par value $0.01, 50.0 million shares authorized, 21.7 million issued and 15.5 million outstanding at December 31, 2022 and 20.8 million issued and 18.4 million outstanding at December 31, 2021	217	208
Additional paid-in capital	815,442	784,743
Accumulated other comprehensive loss	(12,162)	(58,503)

Treasury stock, at cost: 6.2 million shares at December 31, 2022 and 2.4 million shares at December 31, 2021	(649,061)	(107,800)
Retained earnings (accumulated deficit)	1,275,319	(71,739)
Total stockholders’ equity	1,429,755	546,909
Total liabilities and stockholders’ equity	$2,312,479	$1,857,712

Refer to accompanying Notes to Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities:
Net income (loss)	$1,448,545	$288,790	$(446,899)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	107,620	110,047	151,455
Amortization of acquired intangibles, net	19,498	13,244	10,075
Accretion of acquisition-related obligations discount	233	1,258	3,342
Amortization of debt issuance costs and accretion of debt discount	8,282	12,338	14,772
Mark-to-market adjustment for acquisition-related obligations	8,880	19,525	(8,750)
Loss on sale of business	—	—	36,113
Loss (gain) on disposal of assets, net	43	(9,911)	(2,401)
Accretion on asset retirement obligations	23,765	26,520	30,658
Employee benefit plans, net	(4,492)	(1,751)	14,439
Deferred income taxes	(14,521)	(163)	33,123
Asset impairment and restructuring	—	(561)	256,518
Stock-based compensation	7,484	5,315	4,896
Equity loss in affiliates	14,346	4,149	3,473
Other, net	(994)	(6,570)	(5,972)
Changes in operating assets and liabilities
Trade accounts receivable, net	82,774	(336,240)	91,190
Inventories, net	(63,169)	(21,331)	48,689
Prepaid expenses and other current assets	(12,031)	61,581	28,152
Deposits	(84,314)	26,853	(17,926)
Other non-current assets	11,268	(250)	(6,753)
Trade accounts payable	3,721	25,154	(28,620)
Accrued expenses and other current liabilities	(6,872)	15,961	15,428
Acquisition-related obligations	(22,264)	(18,121)	(32,560)
Asset retirement obligations	(18,699)	(16,306)	(19,375)
Other non-current liabilities	(25,098)	(24,588)	(43,831)
Net cash provided by operating activities	1,484,005	174,943	129,236
Investing activities:
Capital expenditures	(164,309)	(83,300)	(153,990)
Proceeds on disposal of assets	3,623	8,224	4,023
Cash paid for business acquired	(24,878)	—	—
Cash paid on sale of business	—	—	(52,192)
Capital contributions to equity affiliates	(19,556)	(6,677)	(3,443)
Purchases of investment securities	(269,420)	(17,985)	(21,129)
Maturity of investment securities	149,397	13,265	16,685
Other, net	(4,214)	(3,382)	77
Net cash used in investing activities	(329,357)	(89,855)	(209,969)
Financing activities:
Proceeds from borrowings on long-term debt	—	—	57,500
Repurchases of long-term debt	—	(18,415)	—
Principal repayments of long-term debt	(450,622)	(119,097)	(76,491)

Dividend and dividend equivalents paid	(13,360)	—	—
Common stock repurchases and related expenses	(521,803)	(786)	(209)
Proceeds from exercise of warrants	5,643	—	—
Other, net	(1,726)	(8,747)	(3,176)
Net cash used in financing activities	(981,868)	(147,045)	(22,376)
Net increase (decrease) in cash and cash equivalents and restricted cash	172,780	(61,957)	(103,109)
Cash and cash equivalents and restricted cash at beginning of period	182,614	244,571	347,680
Cash and cash equivalents and restricted cash at end of period	$355,394	$182,614	$244,571

Supplemental cash flow information:
Cash paid for interest	$25,895	$63,061	$49,294
Cash paid for income taxes	$139,663	$176	$5
Cash received for income tax refunds	$6	$64,498	$68,801
Supplemental disclosure of noncash investing and financing activities:
Financing leases and capital financing - equipment	$9,833	$787	$4,411
Accrued capital expenditures	$18,456	$9,964	$7,493
Accrued common stock repurchases	$3,016	$—	$—
Accrued dividend payable	$88,128	$—	$—
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	As of December 31,
	2022	2021	2020
Cash and cash equivalents	$301,906	$81,211	$139,227
Short-term restricted cash	24,547	11,977	9,311
Long-term restricted cash	28,941	89,426	96,033
Total cash and cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$355,394	$182,614	$244,571

Refer to accompanying Notes to Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Treasury Stock at Cost	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balances, December 31, 2019	$205	$775,707	$(58,616)	$(107,984)	$86,810	$696,122
Net loss	—	—	—	—	(446,899)	(446,899)
Credit losses cumulative-effect adjustment	—	—	—	—	(440)	(440)
Other comprehensive loss, net	—	—	(53,369)	—	—	(53,369)
Stock-based compensation, issuance of common stock for share vesting, and common stock reissuances	1	3,717	—	1,179	—	4,897
Common stock repurchases and related expenses	—	—	—	(209)	—	(209)
Balances, December 31, 2020	$206	$779,424	$(111,985)	$(107,014)	$(360,529)	$200,102
Net income	—	—	—	—	288,790	288,790
Other comprehensive income, net	—	—	53,482		—	53,482
Stock-based compensation and issuance of common stock for share vesting	2	5,313	—	—	—	5,315
Common stock repurchases and related expenses	—	—	—	(786)	—	(786)
Warrants exercises	—	6	—	—	—	6
Balances, December 31, 2021	$208	$784,743	$(58,503)	$(107,800)	$(71,739)	$546,909
Net income	—	—	—	—	1,448,545	1,448,545
Other comprehensive income, net	—	—	46,341	—	—	46,341
Stock-based compensation, issuance of common stock for share vesting, and common stock reissuances	2	5,415	—	2,067	—	7,484
Exercise of stock options	—	1,172	—	—	—	1,172
Common stock repurchases and related expenses	—	—	—	(543,328)	—	(543,328)
Warrants exercises	7	24,112	—	—	—	24,119
Cash dividend and dividend equivalents declared ($6.185 per share)	—	—	—	—	(101,487)	(101,487)
Balances, December 31, 2022	$217	$815,442	$(12,162)	$(649,061)	$1,275,319	$1,429,755
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

Basis of Presentation

Together, the consolidated balance sheets and consolidated statements of operations, comprehensive income (loss), cash flows and stockholders’ equity for the Company are referred to as the “Financial Statements.” The Financial Statements are also referred to as “Consolidated” and references across periods are generally labeled “Balance Sheets,” “Statements of Operations,” and “Statements of Cash Flows.” The Company’s former NAPP operations results of operations and financial position are reported as discontinued operations in the Consolidated Financial Statements for the year ended December 31, 2020. Refer to Note 3 for further information on discontinued operations.
The Consolidated Financial Statements include all wholly owned subsidiaries’ results of operations for the years ended December 31, 2022, 2021, and 2020. All significant intercompany transactions have been eliminated in consolidation.

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).
Reclassifications
Certain immaterial amounts as of and for the years ended December 31, 2022 and 2021 in the Consolidated Financials Statements and notes to the Consolidated Financials Statements have been recast to reclassify discontinued operations and present the related amounts within continuing operations as part of the All Other category. Additionally, certain amounts in the prior year Consolidated Statements of Stockholders’ Equity have been reclassified to conform to the current year presentation.

COVID-19 Pandemic

In the first quarter of 2020, the COVID-19 virus was declared a pandemic by the World Health Organization. The COVID-19 pandemic has had negative impacts on the Company’s business, results of operations, financial condition and cash flows. In 2021, the Company experienced an increase in employee absences due to COVID-19, although COVID-related absences within the Company decreased in 2022. Indirectly, through some of the Company’s third-party vendors, the Company and the Company’s customers have experienced some supply chain disruptions due to the COVID-19 pandemic. The continued impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on certain developments, including the duration of the virus, the global economic impacts of the virus, its impact on the Company’s customers and suppliers, and the range of governmental and community reactions to the pandemic, which cannot be fully predicted. Health and safety are core values of the Company and are the foundation for how the Company manages every

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
aspect of its business. The Company continues to monitor developments closely and adjust as necessary, including with respect to the Company’s implemented policies, procedures, and prevention measures to protect the safety and health of its employees.

(2) Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include inventories; mineral reserves and resources; long-lived asset impairments; reclamation obligations; post-employment and other employee benefit obligations; useful lives, depletion and amortization; reserves for workers’ compensation and black lung claims; deferred income taxes; income taxes payable; income taxes refundable and receivable; reserves for contingencies and litigation; fair value of financial instruments; and fair value adjustments for acquisition accounting. Estimates are based on facts and circumstances believed to be reasonable at the time; however, actual results could differ from those estimates.

Cash and Cash Equivalents

 Cash and cash equivalents consist of cash held with reputable depository institutions and highly liquid, short-term investments, such as highly-rated money market funds, with original maturities of three months or less. Cash and cash equivalents are stated at cost, which approximates fair value.

Restricted Cash

Amounts included in restricted cash represent cash and cash equivalents that are restricted as to withdrawal as required by certain agreements entered into by the Company and provide collateral to secure the certain obligations which have been written on the Company’s behalf. Refer to Note 22 for further information.

Investments

Short-term investments consist of U.S government securities. Restricted investments consist of Federal Deposit Insurance Company (“FDIC”) insured certificates of deposit, corporate fixed income, and U.S. government securities that are restricted as to withdrawal as required by certain agreements entered into by the Company and provide collateral to secure certain obligations which have been written on the Company’s behalf.

All investments are classified as trading securities as of December 31, 2022 and 2021. Trading securities are recorded initially at cost and are adjusted to fair value at each reporting period with unrealized gains and losses recorded in current period earnings or loss. Refer to Note 22 for further information.

Deposits

Deposits represent cash deposits held at third parties as required by certain agreements entered into by the Company to provide cash collateral to secure the following obligations which have been written on the Company’s behalf. Refer to Note 22 for further information.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at their invoiced amounts and do not bear interest. The Company markets its coal primarily to international and domestic steel producers and electric utilities in the United States. Credit is extended based on an evaluation of a customer’s financial condition, including a review of third-party credit score information. Collateral is generally not required. Accounts receivable balances are monitored against approved credit limits. Credit limits are monitored and adjusted as considered necessary based on changes to a customer’s credit profile. If a customer’s credit deteriorates, the Company may reduce credit risk exposure by reducing credit limits, obtaining letters of credit, obtaining credit insurance, or requiring pre-payment for shipments. Credit losses have historically not been material. Account balances are written-off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Refer to Note 23 for further information.

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

Discontinued Operations

In accordance with Accounting Standards Codification (“ASC”) 205-20-45, the Company treats a disposal transaction as a discontinued operation when the disposal of a component or group of components represents a strategic shift that will have a major effect on the Company’s operations and financial results. In the period in which the discontinued operations criteria are met, the assets and liabilities of the discontinued operations are separately presented on the Company's Consolidated Balance Sheets and the results of operations, including any gain or loss recognized, are reclassified to discontinued operations on the Company’s Consolidated Statement of Operations. Refer to Note 3 for further information.

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

Property, Plant, and Equipment, Net

Costs for mine development incurred to expand capacity of operating mines or to develop new mines are capitalized and charged to operations on the units-of-production method over the estimated proven and probable reserve tons directly benefiting from the capital expenditures. Mine development costs include costs incurred for site preparation and development of the mines during the development stage less any incidental revenue generated during the development stage. Mining equipment, buildings, and other fixed assets are stated at cost and depreciated on a straight-line basis over estimated useful lives ranging from one to 25 years. Leasehold improvements are amortized using the straight-line method, over the shorter of the estimated useful lives or term of the lease. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. Maintenance and repairs are expensed as incurred. When equipment is retired or disposed, the related cost and accumulated depreciation are removed from the respective accounts and any profit or loss on disposal is recognized in Other expense (income) in the Company’s Consolidated Statements of Operations. Refer to Note 10 for further information.

Owned and Leased Mineral Rights

Owned and leased mineral rights, net of accumulated depletion and amortization, for the years ended December 31, 2022 and 2021 were $451,062 and $444,302, respectively, and are reported in assets in the Company’s Consolidated Balance Sheets. These amounts include $20,284 and $10,354 of asset retirement obligation assets, net of accumulated amortization, associated with active mining operations for the years ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2020, the Company recorded a long-lived asset impairment which reduced the carrying value of owned and leased mineral rights, net, by $41,579. Refer to Note 8 for further information on long-lived asset impairment.

Costs to obtain owned and leased mineral rights are capitalized and amortized to operations as depletion expense using the units-of-production method. Only proven and probable reserves are included in the depletion base. Depletion expense is

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
included in Depreciation, depletion and amortization in the accompanying Consolidated Statements of Operations and was $23,078, $23,541, and ($13,746) for the years ended December 31, 2022, 2021, and 2020 respectively.

Depletion expense for the years ended December 31, 2022, 2021, and 2020 includes a credit of ($3,016), an expense of $5,782, and a credit of ($34,377), respectively, related to revisions to asset retirement obligations. Refer to Note 16 for further disclosures related to asset retirement obligations.

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

Acquired Intangibles

The Company has recognized assets for acquired mine permits which were valued based on the replacement cost and lost profits method as of the Merger date. The balances of such assets as of December 31, 2022 and 2021, net of accumulated amortization, were $55,102 and $74,197, respectively, and are included within Other acquired intangibles, net of accumulated amortization, on the Company’s Consolidated Balance Sheets.

During the year ended December 31, 2020, the Company recorded long-lived asset impairments which reduced the carrying value of acquired mine permits, net, by $21,144. Refer to Note 8 for further information.

The acquired mine permits are amortized over the estimated life of the associated mine. Amortization expense is included in Amortization of acquired intangibles, net in the accompanying Consolidated Statements of Operations and was $19,498, $13,571, and $14,887 for the years ended December 31, 2022, 2021, and 2020, respectively.

Additionally, the Company previously recognized assets for acquired above market-priced coal supply agreements and liabilities for acquired below market-priced coal supply agreements. The agreements were amortized over the actual number of tons shipped over the life of each contract. Amortization expense is included in Amortization of acquired intangibles, net in the accompanying Consolidated Statements of Operations and was $0, ($327), and ($5,673) for the years ended December 31, 2022, 2021, and 2020, respectively.

Future net amortization expense related to acquired intangibles is expected to be $8,526, $6,705, $5,893, $5,373, $4,792, and $23,813 for 2023, 2024, 2025, 2026, 2027, and after 2027, respectively.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets of acquired companies. In December 2022, primarily to secure the supply of certain underground mining equipment parts needed for its operations, the Company purchased substantially all of the assets of a mining equipment component manufacturing and rebuilding business for $24,878, which included $7,787 of working capital, $6,355 of property, plant, and equipment, and $10,736 of goodwill. The acquired goodwill, related primarily to the acquired workforce and expected cost synergies, was allocated to the Company’s Met reportable segment. Goodwill is not amortized; instead, it is tested for impairment annually as of October 31 of each year or more frequently if indicators of impairment exist.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
The Company assesses goodwill for impairment on a qualitative basis. If the Company determines that more likely than not the fair value of a reporting unit containing goodwill exceeds its carrying amount, no further impairment testing is required. If the qualitative assessment indicates that an impairment potentially exists, then the Company quantitatively tests goodwill for impairment by comparing the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit is lower than its carrying amount, its goodwill is written down by the lesser of the amount by which the reporting units carrying amount exceeded its fair value or its carrying amount of goodwill.

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

Workers’ Compensation and Pneumoconiosis (Black Lung) Benefits

Workers’ Compensation

As of December 31, 2022, the Company’s subsidiaries generally utilize high-deductible insurance programs for workers’ compensation claims at its operations with the exception of certain subsidiaries in which the Company is a qualified self-insurer for workers’ compensation obligations. The liabilities for workers’ compensation claims are estimates of the ultimate losses incurred based on the Company’s experience and include a provision for incurred but not reported losses. Adjustments to the probable ultimate liabilities are made annually based on an actuarial study and adjustments to the liability are recorded based on the results of this study. These short-term and long-term obligations are included in the Consolidated Balance Sheets within Accrued expenses and other current liabilities and Workers’ compensation and black lung obligations, respectively, with the related expected insurance receivables within Prepaid expenses and other current assets and Other non-current assets. As of December 31, 2022 and 2021, the workers’ compensation liability was net of a discount of $22,824 and $23,442, respectively, related to fair value adjustments associated with acquisition accounting. Refer to Note 19 for further information.

Black Lung Benefits

The Company is required by federal and state statutes to provide benefits to employees for awards related to black lung. As of December 31, 2022, certain of the Company’s subsidiaries are insured for black lung obligations by a third-party insurance provider and certain subsidiaries are self-insured for state black lung obligations. Certain other subsidiaries are self-insured for federal black lung benefits and may fund benefit payments through a Section 501(c)(21) tax-exempt trust fund. Charges are made to operations for black lung claims, as determined by an independent actuary at the present value of the actuarially computed liability for such benefits over the employee’s applicable term of service. The Company recognizes in its Consolidated Balance sheets the amount of the Company’s unfunded Accumulated Benefit Obligation (“ABO”) at the end of the year. The actuarial gains and losses recognized in accumulated other comprehensive income (loss) are amortized into components of net periodic benefit cost over the expected lifetime of active participants (the Company does not use a corridor method). These short-term and long-term obligations are included in the Consolidated Balance Sheets within Accrued expenses and other current liabilities and Workers’ compensation and black lung obligations, respectively. Refer to Note 19 for further information.

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

Warrants

On July 26, 2016 (the “Initial Issue Date”), the Company issued warrants, which are classified as equity instruments, and are exercisable for cash or on a cashless basis at any time from the Initial Issue Date until July 26, 2023, and no fractional shares will be issued upon warrant exercises. The exercise price and the warrant share number will be adjusted in respect of certain dilutive events with respect to common stock (namely, dividends or distributions on the common stock, share splits and combinations, above-market tender offers for common stock by the Company or a subsidiary thereof, and discounted issuances of common stock or rights or options to purchase common stock or securities convertible or exchangeable into common stock). Additionally, in the case of any reorganization (i.e., a consolidation, merger, or sale of all or substantially all of the consolidated assets of Alpha) pursuant to which the common stock is converted into cash, securities or other property, the warrants would become exercisable for such property. Refer to Note 9 for additional information.

Equity Method Investments

Investments in unconsolidated affiliates that the Company has the ability to exercise significant influence over, but not control, are accounted for under the equity method of accounting. Under the equity method of accounting, the Company records its proportionate share of the entity’s net income or loss at each reporting period in the Consolidated Statements of Operations in other (expense) income, with a corresponding entry to increase or decrease the carrying value of the investment. The carrying value of the Company’s equity method investments was $23,070 and $20,460 as of December 31, 2022 and 2021, respectively.

Recently Adopted Accounting Guidance

Reference Rate Reform: In December 2022, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2022-06, Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”). This update defers the sunset date of ASC 848 to December 31, 2024. The amendments are effective immediately for all entities and are applied prospectively. As the Company previously adopted ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting during the first quarter of 2020, ASU 2022-06 did not have an impact on the Company’s Consolidated Financial Statements and related disclosures.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
Government Assistance: In November 2021, the FASB issued ASU 2021-10, Disclosures by Business Entities about Government Assistance (“ASU 2021-10”). This update requires business entities to make annual disclosures about transactions with a government accounted for by analogizing to a grant or contribution accounting model. The required annual disclosures include the nature of the transaction, the related accounting policy, the financial statement line items affected and the amounts reflected in the current period financial statements, and any significant terms and conditions. The amendments are effective for fiscal years beginning after December 15, 2021, for all entities, with early application permitted. The Company adopted ASU 2021-10 during the fourth quarter of 2022. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

Liabilities: In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations (“ASU 2022-04”). This update enhances transparency about an entity’s use of supplier finance programs. The ASU requires entities to disclose information about the key terms of the program, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts during each annual period, and a description of where in the financial statements outstanding amounts are presented. The amendments are effective for fiscal years beginning after December 15, 2022, with early application permitted. The Company adopted ASU 2022-04 during the third quarter of 2022. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

Fair Value Measurement: In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). This update clarifies how the fair value of equity securities subject to contractual sale restrictions is determined. Per the update, a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and is not considered in measuring fair value. Additionally, the update requires entities with investments in equity securities subject to contractual sale restrictions to disclose certain qualitative and quantitative information about such securities. The amendments are effective for fiscal years beginning after December 15, 2023, with early application permitted. The Company adopted ASU 2022-03 during the second quarter of 2022. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

Financial Instruments: In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). This update eliminates the troubled debt restructuring model for creditors that have adopted Topic 326. All loan modifications will now be accounted for under general loan modification guidance and, on a prospective basis, entities will be subject to new disclosure requirements covering modifications of receivables to borrowers experiencing financial difficulty. In addition, entities will be required to prospectively disclose current-period gross write-off information by year of origination. The amendments are effective for fiscal years beginning after December 15, 2022, with early application permitted. The Company adopted ASU 2022-02 during the first quarter of 2022. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

(3) Discontinued Operations

The Company has no discontinued operations as of or for the years ended December 31, 2022 and 2021. Certain immaterial amounts as of and for the years ended December 31, 2022 and 2021 in the Consolidated Financials Statements and notes to the Consolidated Financials Statements have been recast to reclassify discontinued operations and present the related amounts within continuing operations as part of the All Other category.

Discontinued operations consisted of activity related to the Company’s former NAPP operations for the year ended December 31, 2020.

Former NAPP Operations

On November 11, 2020, the Company entered into a unit purchase agreement (the “UPA”) to sell its thermal coal mining operations located in Pennsylvania consisting primarily of its Cumberland mining complex and related property (“Cumberland Transaction”) to a third-party purchaser Iron Senergy Holdings, LLC (“Iron Senergy”). The Cumberland Transaction closed on December 10, 2020. In accordance with terms of the UPA, the Company transferred its equity interests in certain subsidiaries (Cumberland Contura, LLC, Contura Coal Resources, LLC, Contura Pennsylvania Land, LLC, Emerald Contura, LLC, and Contura Pennsylvania Terminal, LLC) along with total consideration of $49,987 to Iron Senergy. Pursuant to the terms of the UPA, the Company also retained certain assets and liabilities associated with its former NAPP operations. The mining permits associated with the Cumberland mining operations were obtained by Iron Senergy at closing.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

The following table presents the details of the Cumberland Transaction:

Year Ended December 31, 2020
Cash	$19,987
Surety bonding collateral	30,000
Total consideration	$49,987
Transaction costs	2,205
Carrying value of assets and liabilities (1)	(16,079)
Loss on sale	$36,113
(1) Assets and liabilities were primarily comprised of property, plant and equipment, net of $32,872, deferred longwall move expenses of $15,173, and coal and supplies inventory of $5,112 and asset retirement obligations of $39,573, severance of $17,143, black lung obligations of $8,290, and subsidence liability of $3,559.

In connection with the UPA, the Company entered into certain agreements with Iron Senergy under which Iron Senergy will sell to the Company all of the coal that the Company is obligated to sell to customers under Cumberland coal supply agreements (“Cumberland CSAs”) which existed as of the transaction closing date but did not transfer to Iron Senergy at closing (each, a “Cumberland Back-to-Back Coal Supply Agreement”). Each Cumberland Back-to-Back Coal Supply Agreement has economic terms identical to, but offsetting, the related Cumberland CSA. If a Cumberland customer subsequently consents to assign a Cumberland CSA to Iron Senergy after closing, the related Cumberland CSA will immediately and automatically transfer to Iron Senergy and the related Cumberland Back-to-Back Coal Supply Agreements executed by the parties shall thereupon terminate as set forth therein. As the Company does not control the purchased coal prior to customer delivery, the Company will record coal purchases and sales under the related agreements on a net basis. Per terms of the Cumberland Back-to-Back Coal Supply Agreements, the Company is required to purchase and sell 401 tons of coal in 2023 totaling $15,478. For the years ended December 31, 2022, 2021, and 2020 the Company purchased and sold 1,617, 2,591, and 104 tons, respectively, totaling $62,171, $100,338, and $3,997, respectively, under the Cumberland Back-to-Back Coal Supply Agreements. During the fourth quarter of 2022, one Cumberland Back-to-Back Coal Supply Agreement initially scheduled to be fully performed by December 31, 2022 was extended into 2023 and is expected to be fully performed by the end of the second quarter of 2023.

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

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

Refer to the Consolidated Statements of Operations and Note 6 for net loss per share information related to discontinued operations.

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

	Year Ended December 31, 2022
	Met Coal	Thermal Coal	Total
Export coal revenues	$3,195,516	$107,961	$3,303,477
Domestic coal revenues	687,795	101,715	789,510
Total coal revenues	$3,883,311	$209,676	$4,092,987

	Year Ended December 31, 2021
	Met Coal	Thermal Coal	Total
Export coal revenues	$1,675,147	$30,879	$1,706,026
Domestic coal revenues	396,160	150,438	546,598
Total coal revenues	$2,071,307	$181,317	$2,252,624

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	Year Ended December 31, 2020
	Met Coal	Thermal Coal	Total
Export coal revenues	$870,121	$27,904	$898,025
Domestic coal revenues	362,654	152,445	515,099
Total coal revenues	$1,232,775	$180,349	$1,413,124

Performance Obligations

The Company considers each individual transfer of coal on a per shipment basis to the customer a performance obligation. The pricing terms of the Company’s contracts with customers include fixed pricing, variable pricing, or a combination of both fixed and variable pricing. All the Company’s revenue derived from contracts with customers is recognized at a point in time. The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied as of December 31, 2022.

	2023	2024	2025	2026	2027	Total
Estimated coal revenues (1)	$128,341	$37,250	$—	$—	$—	$165,591
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

(5) Accumulated Other Comprehensive Loss
The following tables summarize the changes to accumulated other comprehensive loss during the years ended December 31, 2022, 2021, and 2020:

	Balance January 1, 2022	Other comprehensive income before reclassifications	Amounts reclassified from accumulated other comprehensive loss	Balance December 31, 2022
Employee benefit costs	$(58,503)	$43,597	$2,744	$(12,162)

	Balance January 1, 2021	Other comprehensive income before reclassifications	Amounts reclassified from accumulated other comprehensive loss	Balance December 31, 2021
Employee benefit costs	$(111,985)	$47,461	$6,021	$(58,503)

	Balance January 1, 2020	Other comprehensive loss before reclassifications	Amounts reclassified from accumulated other comprehensive loss	Balance December 31, 2020
Employee benefit costs	$(58,616)	$(60,647)	$7,278	$(111,985)

The following table summarizes the amounts reclassified from accumulated other comprehensive loss and the Consolidated Statements of Operations line items affected by the reclassification during the years ended December 31, 2022, 2021, and 2020:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

Details about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss			Affected line item in the Consolidated Statements of Operations
	Year Ended December 31,
	2022	2021	2020
Employee benefit costs:
Amortization of actuarial loss (1)	$3,311	$5,653	$3,929	Miscellaneous income (loss), net
Settlement (1)	244	368	3,349	Miscellaneous income (loss), net
Total before income tax	$3,555	$6,021	$7,278
Income tax	(811)	—	—	Income tax (expense) benefit
Total, net of income tax	$2,744	$6,021	$7,278
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
For the years ended December 31, 2022, 2021, and 2020, respectively, 0, 717,992, and 1,317,351 warrants, stock options, and other stock-based instruments were excluded from the computation of dilutive net income (loss) per common share because they would have been anti-dilutive. When applying the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share are higher than the Company’s average stock price during an applicable period.

Anti-dilution also occurs in periods of a net loss, and the dilutive impact of all share-based compensation awards are excluded. For the year ended December 31, 2020, the weighted average share impact of stock options and other stock-based instruments that were excluded from the calculation of diluted shares due to the Company incurring a net loss for the period was 142,250.

The following table presents the net income (loss) per common share for the years ended December 31, 2022, 2021, and 2020:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)
Income (loss) from continuing operations	$1,448,545	$288,790	$(241,470)
Loss from discontinued operations	—	—	(205,429)
Net income (loss)	$1,448,545	$288,790	$(446,899)

Basic
Weighted average common shares outstanding - basic	17,490,886	18,441,175	18,298,362

Basic income (loss) per common share:
Income (loss) from continuing operations	$82.82	$15.66	$(13.20)
Loss from discontinued operations	—	—	(11.22)
Net income (loss)	$82.82	$15.66	$(24.42)

Diluted
Weighted average common shares outstanding - basic	17,490,886	18,441,175	18,298,362
Diluted effect of warrants	275,715	35,574	—
Diluted effect of stock options	4,171	1,753	—
Diluted effect of other stock-based instruments	451,625	393,180	—
Weighted average common shares outstanding - diluted	18,222,397	18,871,682	18,298,362

Diluted income (loss) per common share:
Income (loss) from continuing operations	$79.49	$15.30	$(13.20)
Loss from discontinued operations	—	—	(11.22)
Net income (loss)	$79.49	$15.30	$(24.42)

(7) Inventories, net
Inventories, net consisted of the following:

	December 31,
	2022	2021
Raw coal	$57,382	$20,347
Saleable coal	91,474	81,240
Materials, supplies and other, net	51,718	27,795
Total inventories, net	$200,574	$129,382

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

(9) Capital Stock

Share Repurchase Program

On March 4, 2022, the Company’s Board of Directors (the “Board”) adopted a share repurchase program that permitted the Company to repurchase up to an aggregate amount of $150,000 of the Company's common stock. On May 3, 2022, the Board amended the share repurchase program to increase the aggregate amount the Company is permitted to repurchase to $600,000 of the Company's common stock. On November 4, 2022, the Board amended the share repurchase program to increase the aggregate amount the Company is permitted to repurchase to $1,000,000 of the Company’s common stock. Share repurchases

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
may be made from time to time through open market transactions, block trades, tender offers, or otherwise, and the program has no expiration date. The share repurchase program does not obligate the Company to acquire any particular amount of common stock or to acquire shares on any particular timetable, and the program may be suspended at any time at the Company’s discretion. Repurchases under the program are subject to market and business conditions, available liquidity, the Company’s cash needs, restrictions under agreements or obligations, legal or regulatory requirements or restrictions and other relevant factors. As of December 31, 2022, the Company had repurchased an aggregate of 3,544,413 shares under the program for an aggregate purchase price of approximately $516,952 (comprised of $516,845 of share repurchases and $107 of related fees). Refer to Note 25 for subsequent event disclosures related to an increase in the aggregate amount permitted to be repurchased under the share repurchase program.

Dividend Program

On May 3, 2022, the Board adopted a dividend policy. Pursuant to this policy, the Board initially intended to pay aggregate cash dividends of $1.50 per share of common stock per year, with $0.375 per share paid each quarter. Subsequently, during the year ended December 31, 2022, the Board increased the quarterly dividend amounts and also declared a one-time, special dividend. In addition, pursuant to the terms of certain stock-based compensation awards under the Company’s Management Incentive Plan (the “MIP”) and Long-Term Incentive Plan (the “LTIP”), dividend equivalent amounts for each quarterly dividend will become payable at various vesting dates with respect to each underlying outstanding award.

The Board declared the following dividends on the Company’s common stock during the year ended December 31, 2022:

Total Dividend per Share (1)	Total Dividends Paid (2)	Declaration Date	Holders of Record Date	Payable Date
$0.375	$6,773	May 3, 2022	June 15, 2022	July 1, 2022
0.392	6,522	August 4, 2022	September 15, 2022	October 3, 2022
5.418	84,748	November 4, 2022	December 15, 2022	January 3, 2023
$6.185	$98,043
(1) The fourth quarter dividend declared on November 4, 2022 includes the quarterly cash dividend of $0.418 per share and the one-time, special dividend of $5.00 per share.
(2) Excludes dividend equivalents paid or accrued of $3,444 as of December 31, 2022. As of December 31, 2022, a related $84,748 balance was held on deposit to facilitate the dividend payment on January 3, 2023.

The Company expects any future dividend payments will be targeted to be paid in the first month of each calendar quarter. Any decisions as to whether and when to pay future cash dividends will, however, be made by the Board and depend on the Company’s future earnings and financial condition and other relevant factors. Refer to Note 25 for subsequent event disclosures related to the Company’s dividend program.

Warrants

On July 26, 2016, the Company issued 810,811 warrants. Pursuant to the terms in the underlying warrants agreement (refer to Note 2), the exercise price was adjusted from $46.911 per share to $46.804 per share as of the June 15, 2022 dividend record date while the warrant share number remained unchanged, at 1.15. Subsequently, as of the September 15, 2022 and December 15, 2022 dividend record dates, the exercise price was adjusted to $46.679 per share and $45.086 per share, respectively, and the warrant share number was adjusted to 1.16 and 1.20, respectively. Refer to Note 25 for subsequent event disclosures related to the Company’s dividend program which could result in an additional adjustment to the warrants exercise price and warrants share number.

As of December 31, 2022, 190,838 warrants remained outstanding, with a total of 229,006 shares underlying the un-exercised warrants. For the year ended December 31, 2022, the Company issued 702,182 shares of common stock resulting from exercises of its warrants and, pursuant to the terms of the underlying warrants agreement, withheld 187,857 of the issued shares, in satisfaction of the warrant exercise price and in lieu of fractional shares, which were subsequently reclassified as treasury stock in the amount of $18,509.

As of December 31, 2021, 801,246 warrants were outstanding, with a total of 921,433 shares underlying the un-exercised warrants. For the year ended December 31, 2021, the Company issued 143 shares of common stock resulting from exercises of

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
its warrants and, pursuant to the terms of the underlying warrants agreement, withheld 17 of the issued shares in satisfaction of the warrant exercise price and in lieu of fractional shares, which were subsequently reclassified as treasury stock.

As of December 31, 2020, 801,370 warrants were outstanding, with a total of 921,576 shares underlying the un-exercised warrants. For the year ended December 31, 2020, there were no warrant exercises.

(10) Property, Plant, and Equipment, net

Property, plant, and equipment, net, consisted of the following:

	December 31,
	2022	2021
Plant and mining equipment	$723,056	$642,874
Mine development	130,144	115,357
Land	27,937	26,389
Office equipment, software and other	3,111	1,462
Construction in progress	49,583	19,992
Total property, equipment and mine development costs	$933,831	$806,074
Less accumulated depreciation and amortization	(491,186)	(443,856)
Total property, plant, and equipment, net	$442,645	$362,218
Included in plant and mining equipment are assets under financing leases totaling $13,139 and $8,611 with accumulated depreciation of $7,710 and $5,624 as of December 31, 2022 and December 31, 2021, respectively.
Depreciation and amortization expense associated with property, plant, equipment, and non-mineral asset retirement obligation assets, net, was $84,542, $86,506, and $153,631 for the years ended December 31, 2022, 2021, and 2020 respectively.

Depreciation expense for the years ended December 31, 2022, 2021, and 2020 includes a credit of ($1,344), ($307), and ($3,689), respectively, related to revisions to asset retirement obligations. Refer to Note 16 for further disclosures related to asset retirement obligations.

During the years ended December 31, 2021 and 2020, the Company recorded long-lived asset impairments which reduced the carrying value of property, plant, and equipment, net, by $60 and $18,231, respectively. Refer to Note 8 for further information.

As of December 31, 2022, the Company had unconditional purchase obligations for approximately $40,015, $0, and $4,887 of new equipment purchase commitments expected to be acquired at various dates in 2023, 2024, and 2025, respectively.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
(11) Other Non-Current Assets
Other non-current assets consisted of the following:

	December 31,
	2022	2021
Advanced mining royalties	$7,476	$10,788
Long-term deposits	1,363	1,371
Equity method investments	23,070	20,460
Workers’ compensation receivables	44,734	51,355
Goodwill	10,736	—
Other	15,816	24,660
Total other non-current assets	$103,195	$108,634

(12) Leases

The Company’s lease population consists primarily of vehicle and heavy equipment leases and leases for office equipment. The Company’s building and land leases relate to corporate office space and certain site offices. The Company determines whether a contract contains a lease based on whether the Company obtains the right to control the use of specifically identifiable property, plant, and equipment for a period of time in exchange for consideration. For the years ended December 31, 2022, 2021, and 2020 the Company identified no instances requiring significant judgment in determining whether any contracts entered into during the period were or were not leases. Additionally, the Company had no material sublease agreements within the scope of ASC 842 or lease agreements for which the Company was the lessor for the years ended December 31, 2022, 2021, and 2020.

Renewal options in the Company’s lease population primarily relate to month-to-month extensions on vehicle leases and are immaterial both individually and in the aggregate. The Company includes renewal options that are reasonably certain to be exercised in the measurement of lease liabilities. As of December 31, 2022, the Company does not intend to exercise any termination options on existing leases.

As of December 31, 2022 and 2021, the Company had the following right-of-use assets and lease liabilities within the Company’s Consolidated Balance Sheets:

		December 31, 2022	December 31, 2021
Assets	Balance Sheet Classification
Financing lease assets	Property, plant, and equipment, net	$5,429	$2,987
Operating lease right-of-use assets	Other non-current assets	4,488	5,003
Total lease assets		$9,917	$7,990

Liabilities	Balance Sheet Classification
Financing lease liabilities - current	Current portion of long-term debt	$1,052	$1,878
Operating lease liabilities - current	Accrued expenses and other current liabilities	612	547
Financing lease liabilities - long-term	Long-term debt	3,744	791
Operating lease liabilities - long-term	Other non-current liabilities	3,876	4,456
Total lease liabilities		$9,284	$7,672

Total lease costs and other lease information for the years ended December 31, 2022, 2021, and 2020 included the following:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Lease cost (1)
Financing lease cost:
Amortization of leased assets	$2,644	$2,061	$3,238
Interest on lease liabilities	315	245	358
Operating lease cost	1,113	1,383	2,105
Short-term lease cost	1,234	786	1,518
Total lease cost	$5,306	$4,475	$7,219
(1) The Company had no variable lease costs or sublease income for the years ended December 31, 2022, 2021, and 2020.

	Year Ended December 31,
	2022	2021	2020
Other information
Cash paid for amounts included in the measurement of lease liabilities	$5,556	$4,478	$7,157
Operating cash flows from financing leases	$315	$245	$358
Operating cash flows from operating leases	$2,347	$2,169	$3,623
Financing cash flows from financing leases	$2,894	$2,064	$3,176
Right-of-use assets obtained in exchange for new financing lease liabilities	$4,728	$703	$221
Right-of-use assets obtained in exchange for new operating lease liabilities	$48	$275	$(12)

Lease Term and Discount Rate
Weighted-average remaining lease term in years - financing leases	5.90	1.75	1.94
Weighted-average remaining lease term in years - operating leases	7.10	7.88	8.45
Weighted-average discount rate - financing leases	13.5%	9.6%	6.1%
Weighted-average discount rate - operating leases	11.6%	11.3%	11.5%

The Company has elected to show net instead of gross amounts for right-of-use assets and liabilities within its Consolidated Statements of Cash Flows.

The following table summarizes the maturity of the Company’s lease liabilities on an undiscounted cash flow basis and a reconciliation to the lease liabilities recognized in the Company’s Consolidated Balance Sheets as of December 31, 2022:

	Financing Leases	Operating Leases
Lease cost
2023	$1,597	$1,099
2024	1,335	955
2025	1,225	897
2026	691	884
2027	360	714
Thereafter	1,800	2,062
Total future minimum lease payments	$7,008	$6,611
Imputed interest	(2,212)	(2,123)
Present value of future minimum lease payments	$4,796	$4,488

As of December 31, 2022, the Company had no leases with future commencement dates that will create significant rights or obligations for the Company.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
(13) Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2022	2021
Wages and benefits	$69,458	$53,564
Workers’ compensation	11,651	13,312
Black lung	9,664	7,295
Taxes other than income taxes	24,959	31,234
Asset retirement obligations	36,963	32,159
Accrued interest and fees	1,062	14,489
Dividend payable	86,118	—
Freight accrual	7,181	15,085
Other	18,200	13,304
Total accrued expenses and other current liabilities	$265,256	$180,442

(14) Long-Term Debt
Long-term debt consisted of the following:

	December 31,
	2022	2021
Term Loan Credit Facility - due June 2024	$—	$449,435
Other (1)	10,975	5,311
Debt discount and issuance costs	—	(6,195)
Total long-term debt	$10,975	$448,551
Less current portion	(3,078)	(2,989)
Long-term debt, net of current portion	$7,897	$445,562
(1) Includes financing leases, refer to Note 12 for additional information.

Term Loan Credit Facility - due June 2024

On June 14, 2019, the Company entered into a credit agreement with Cantor Fitzgerald Securities, as administrative agent and collateral agent, and the other lenders party thereto (as defined therein) (the “Term Loan Credit Agreement”) that provided for a senior secured term loan facility in the aggregate principal amount of $561,800 with a maturity date of June 14, 2024 (the “Term Loan Credit Facility”). Principal repayments equal to approximately $1,405 were due each March, June, September and December (commencing with September 30, 2019) with the final principal repayment installment to be paid on the maturity date and in an amount equal to the aggregate principal amount outstanding on such date. The Term Loan Credit Facility bore an interest rate per annum based on the character of the loan (defined as either “Base Rate Loan” or “Eurocurrency Rate Loan”). Each loan type bore interest at a rate per annum comprised of a base rate (as defined) plus an applicable percentage (6.00% for Base Rate Loans and 7.00% for Eurocurrency Rate Loans on or prior to the second anniversary of the Closing Date and 7.00% or 8.00% thereafter (the “Applicable Rate”)). The Eurocurrency base rate was subject to a 2.00% floor. Interest accrued on each Base Rate Loan was payable in arrears on the last business day of each March, June, September and December and the maturity date. Interest accrued on each Eurocurrency Rate Loan was payable in arrears on the last day of each interest period as defined therein.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
During the three months ending September 30, 2021, the Company repurchased and permanently retired, through privately negotiated transactions, $18,724 of outstanding principal borrowings under the Term Loan Credit Facility. These borrowings were repurchased at a discount resulting in an aggregate purchase price of $18,415. As the participating lenders were existing shareholders (related parties) of the Company as of the repurchase date, the Company analyzed various factors regarding each of the transactions and concluded such repurchases were at a reasonable market rate and reflected the terms of an arm’s length transaction per the requirements of the Term Loan Credit Facility. Additionally, during the third and fourth quarters of 2021, the Company made voluntary prepayments of $81,000 of outstanding principal borrowings under the Term Loan Credit Facility. As of December 31, 2021, the carrying value of the Term Loan Credit Facility was $443,241, all of which was classified as long-term within the Consolidated Balance Sheets.

As of December 31, 2022, there were no outstanding borrowings under the Term Loan Credit Facility as a result of the Company’s voluntary prepayments of $449,435 of outstanding principal borrowings during the first and second quarters of 2022. Effective with the final voluntary prepayment on June 3, 2022, the Credit Agreement was terminated, and the Company was released of all underlying obligations including the Credit Agreement covenants.

Second Amended and Restated Asset-Based Revolving Credit Agreement

On December 6, 2021, the Company entered into the Second Amended and Restated Asset-Based Revolving Credit Agreement with Citibank N.A as administrative agent, collateral agent, swingline lender, and L/C issuer and the other lenders party thereto (the “Lenders”), and BMO Harris Bank N.A and Eclipse Business Capital LLC as co-collateral agents. The Second Amended and Restated Asset-Based Revolving Credit Agreement (“ABL Agreement”) amended and restated the Amended and Restated Asset-Based Revolving Credit Agreement dated November 9, 2018, in its entirety, and includes a senior secured asset-based revolving credit facility (the “ABL Facility”). Under the ABL Facility, the Company may borrow cash from the Lenders (as defined therein) or cause the L/C Issuers (as defined therein) to issue letters of credit, on a revolving basis, in an aggregate amount of up to $155,000, of which no more than $150,000 may represent outstanding letters of credit ($125,000 on a committed basis and another $25,000 on an uncommitted cash collateralized basis) with the facility having a maturity date of December 6, 2024. The ABL Agreement extended the maturity date of the facility from the previous maturity of April 3, 2022. Under the terms of the ABL Agreement, letters of credit fees will be calculated at 5.25%, while any future borrowings will bear interest based on the character of the loan (defined as either secured overnight financing rate “SOFR” Loan (“SOFR Loan”) or “Base Rate Loan”) plus an applicable rate of 4.50% for SOFR Loans and 3.50% for Base Rate Loans. Pursuant to terms of the ABL Agreement at each notice period, the Company elects the character of the loan, the interest period, and may provide notice of continuation or conversion of the borrowed principal amount with the ability to repay the borrowed principal amount in advance of the maturity date without penalty. As of December 31, 2022 and 2021, no borrowings were outstanding under the ABL Facility.

The ABL Agreement provides that a specified percentage of billed and unbilled receivables and raw and clean inventory meeting certain criteria are eligible to be counted for purposes of collateralizing the amount of financing available, subject to certain terms and conditions. Availability under the ABL Facility is calculated on a monthly basis and fluctuates based on qualifying amounts of coal inventory and trade accounts receivable (the “Borrowing Base”) and the facility's covenant limitations related to the Fixed Charge Coverage Ratio (as defined therein). In accordance with the terms of the ABL Facility, the Company may be required to collateralize the ABL Facility to the extent outstanding borrowings and letters of credit under the ABL Facility exceed the Borrowing Base after considering covenant limitations.

Any letter of credit issued under the ABL Facility will bear a commitment fee rate of 0.50%, and a fronting fee of 0.25% of the face amount under each letter of credit. As of December 31, 2022 and 2021, the Company had $61,877 and $121,037 letters of credit outstanding under the ABL Facility, respectively.

The ABL Facility is guaranteed by substantially all of Alpha’s direct and indirect subsidiaries (together with Alpha, the “Loan Parties”) and secured by all or substantially all assets of the Loan Parties, including equity in Alpha’s direct domestic subsidiaries, as collateral for the obligations under the ABL Facility. The ABL Facility has a first lien on ABL priority collateral and previously had a second lien on Term Loan priority collateral. As noted above, the Term Loan Credit Facility was voluntarily prepaid in full on June 3, 2022, and in connection therewith, the Term Loan priority collateral was released in connection therewith, and the ABL Facility’s lien on the Term Loan priority collateral is no longer second. The ABL Agreement, as amended, and related documents contain negative and affirmative covenants including certain financial covenants. The Company is in compliance with all covenants under these agreements as of December 31, 2022.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

Future Maturities

Future maturities of long-term debt as of December 31, 2022 are as follows:

2023	$3,078
2024	3,076
2025	2,879
2026	468
2027	171
After 2027	1,303
Total long-term debt	$10,975

(15) Acquisition-Related Obligations
Acquisition-related obligations consisted of the following:

	December 31,
	2022	2021
Contingent Revenue Obligation	$27,719	$35,005
Environmental Settlement Obligations	535	6,633
Discount	—	(233)
Total acquisition-related obligations	$28,254	$41,405
Less current portion	(28,254)	(22,405)
Acquisition-related obligations, net of current portion	$—	$19,000

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

Contingent Revenue Obligation

As a result of the Merger, the Company assumed a contingent revenue payment obligation (the “Contingent Revenue Obligation”) to certain of the Merger Companies’ creditors pursuant to the terms stipulated within the bankruptcy settlement previously entered into by the Merger Companies. Pursuant to terms of the obligation, the annual obligation will be limited to revenues derived from legacy operations for the Merger Companies and will not include revenues related to legacy Alpha Metallurgical Resources, Inc. operations. The Contingent Revenue Obligation consists of a contingent revenue payment of 1.5% of annual gross revenues of the legacy operations for the Merger Companies up to $500,000 and 1.0% of annual gross revenue of the legacy operations for the Merger Companies in excess of $500,000 through the period ended December 31, 2022. The corresponding final payment is expected to be paid from a short-term restricted cash escrow account during the second quarter of 2023. As of December 31, 2022 and 2021, the carrying value of the Contingent Revenue Obligation was $27,719 and $35,005, with $27,719 and $16,005 classified as current, respectively, and classified as an acquisition-related obligation in the Consolidated Balance Sheets. Refer to Note 17 for further disclosures related to the fair value assignment and methods used.

During the second quarter of 2022, the Company paid $16,166 pursuant to terms of the Contingent Revenue Obligation. Refer to Note 21 for disclosures related to a Contingent Revenue Obligation repurchase transaction with a related party during the fourth quarter of 2021. Additionally, during the second quarter of 2021, the Company paid $11,396 pursuant to terms of the Contingent Revenue Obligation.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
Environmental Settlement Obligations

As a result of the Merger, the Company assumed certain environmental settlement obligations (the “Environmental Settlement Obligations”) pursuant to the terms stipulated within the bankruptcy settlement previously entered into by the Merger Companies. These obligations include payments to a third-party environmental agency and the funding of certain reclamation related projects through 2023. As of December 31, 2022 and 2021, the carrying value of the Environmental Settlement Obligations was $535 and $6,400, net of discounts of $0 and $233, all of which was classified as a current acquisition-related obligation in the Consolidated Balance Sheets.

(16) Asset Retirement Obligations

The following table summarizes the changes in asset retirement obligations for the years ended December 31, 2022 and 2021:

Total asset retirement obligations at December 31, 2020	$165,064
Accretion for the period	26,520
Sites added during the period	2,125
Revisions in estimated cash flows (1)	(12,744)
Expenditures for the period	(16,793)
Total asset retirement obligations at December 31, 2021	$164,172
Accretion for the period	23,765
Sites added during the period	9,602
Revisions in estimated cash flows	304
Expenditures for the period	(18,832)
Total asset retirement obligations at December 31, 2022	$179,011
Less current portion (2)	(36,963)
Long-term portion	$142,048
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
The carrying amounts for cash and cash equivalents, trade accounts receivable, net, prepaid expenses and other current assets, restricted cash, deposits, trade accounts payable, accrued expenses and other current liabilities, and environmental settlement obligations approximate fair value as of December 31, 2022 and 2021 due to the short maturity of these instruments.
The following table sets forth by level, within the fair value hierarchy, the Company’s long-term debt at fair value as of December 31, 2021:

	December 31, 2021
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term Loan Credit Facility - due June 2024	$443,241	$447,561	$—	$447,561	$—
(1) Net of debt discounts and debt issuance costs.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial and non-financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2022 and 2021. Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the determination of fair value for assets and liabilities and their placement within the fair value hierarchy levels.

	December 31, 2022
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent Revenue Obligation	$27,719	$—	$—	$27,719
Trading securities (1)	$151,787	$—	$151,787	$—
(1) Includes $46,052 classified as Short-term investments and $105,735 classified as Long-term restricted investments on the Company’s Consolidated Balance Sheets.

	December 31, 2021
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent Revenue Obligation	$35,005	$—	$—	$35,005
Trading securities (1)	$30,949	$27,075	$3,874	$—
(1) Classified as Long-term restricted investments on the Company’s Consolidated Balance Sheets.

The following tables are reconciliations of the financial and non-financial assets and liabilities that were accounted for at fair value on a recurring basis and that were categorized within Level 3 of the fair value hierarchy:

	December 31, 2021	Payments	Loss Recognized in Earnings	Transfer In (Out) of Level 3 Fair Value Hierarchy	December 31, 2022
Contingent Revenue Obligation	$35,005	$(16,166)	$8,880	$—	$27,719
(1) The loss recognized in earnings resulted primarily from an increase in forecasted future revenue as of December 31, 2022.

	December 31, 2020	Payments	Loss Recognized in Earnings	Transfer In (Out) of Level 3 Fair Value Hierarchy	December 31, 2021
Contingent Revenue Obligation	$28,967	$(13,487)	$19,525	$—	$35,005
(1) The loss recognized in earnings resulted primarily from an increase in forecasted future revenue as of December 31, 2021.

The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the tables above:
Level 1 Fair Value Measurements
Trading Securities - Typically includes money market funds. The fair value is based on observable market data.

Level 2 Fair Value Measurements
Term Loan Credit Facility - due June 2024 - The fair value was based on the average between bid and ask prices provided by a third-party. As the fair value is based on observable market inputs and due to limited trading volume in the Term Loan Credit Facility, the Company has classified the fair value within Level 2 of the fair value hierarchy. Effective June 3, 2022, the Term Loan Credit Facility was terminated. Refer to Note 14 for additional information.

Trading Securities - Typically includes certificates of deposit, corporate fixed income and U.S. government securities. The fair values are obtained from a third-party pricing service provider. The fair values provided by the pricing service provider are

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
based on observable market inputs including credit spreads and broker-dealer quotes, among other inputs. The Company classifies the prices obtained from the pricing services within Level 2 of the fair value hierarchy because the underlying inputs are directly observable from active markets. However, the pricing models used entail a certain amount of subjectivity and therefore differing judgments in how the underlying inputs are modeled could result in different estimates of fair value.

Level 3 Fair Value Measurements

Contingent Revenue Obligation - The fair value of the Contingent Revenue Obligation was estimated using a Black-Scholes pricing model. The inputs included in the Black-Scholes pricing model are the Company's forecasted future revenue, the stated royalty rate, the remaining periods in the obligation, annual risk-free interest rate based on the U.S. Constant Maturity Treasury Curve and annualized volatility. The annualized volatility was calculated by observing volatilities for comparable companies with adjustments for the Company's size and leverage. As the royalty period ended on December 31, 2022, the fair value of the remaining obligation represents the actual final calculated payment to be made during the second quarter of 2023. Refer to Note 15 for additional information. The range of significant unobservable inputs used to value the Contingent Revenue Obligation as of December 31, 2021 are set forth in the following table:

December 31, 2021
Forecasted future revenue	$1.5 - $2.0 billion
Stated royalty rate	1.0% - 1.5%
Annualized volatility	18.4% - 39.3% (29.9%)

(18) Income Taxes

Significant components of income tax expense (benefit) from continuing operations were as follows:

	Year Ended December 31,
	2022	2021	2020
Current tax expense (benefit):
Federal	$114,106	$2,422	$(35,187)
State	6,620	1,149	(99)
Total current	$120,726	$3,571	$(35,286)

Deferred tax (benefit) expense:
Federal	$(1,726)	$(3)	$33,348
State	(12,795)	(160)	(226)
Total deferred	$(14,521)	$(163)	$33,122

Total income tax expense (benefit):
Federal	$112,380	$2,419	$(1,839)
State	(6,175)	989	(325)
Total	$106,205	$3,408	$(2,164)

A reconciliation of statutory federal income tax expense (benefit) on income (loss) from continuing operations to the actual income tax expense (benefit) is as follows:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Federal statutory income tax expense (benefit)	$326,497	$61,362	$(51,163)
Increase (reductions) in taxes due to:
Percentage depletion allowance	(50,277)	(11,864)	(2,039)
Foreign-derived intangible income deduction	(69,917)	(1,453)	—
Change in valuation allowances	(119,082)	(78,043)	59,929
State taxes, net of federal tax impact	14,625	12,440	(9,640)
State apportioned tax rate change, net of federal tax impact	273	8,751	(1,235)
Capital loss carryforward expiration	140	10,552	—
Other, net	3,946	1,663	1,984
Income tax expense (benefit)	$106,205	$3,408	$(2,164)

Deferred income taxes result from temporary differences between the reporting of amounts for financial statement purposes and income tax purposes. The net deferred tax assets and liabilities included in the Consolidated Balance Sheets include the following amounts:

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Asset retirement obligations	$39,200	$36,252
Reserves and accruals not currently deductible	10,572	9,610
Workers’ compensation benefit obligations	38,099	47,105
Pension obligations	23,826	34,956
Equity method investments	1,555	1,846
Net operating loss carryforwards	43,716	137,865
Capital loss carryforwards	48,940	49,476
Acquisition-related obligations	6,194	9,156
Other	7,171	7,100
Gross deferred tax assets	219,273	333,366
Less valuation allowance	(53,801)	(172,883)
Deferred tax assets	$165,472	$160,483
Deferred tax liabilities:
Property, plant and mineral reserves	$(148,189)	$(134,075)
Acquired intangibles, net	(11,995)	(16,408)
Prepaid expenses	(4,215)	(4,955)
Restricted cash	(556)	(5,362)
Other	(13)	—
Total deferred tax liabilities	(164,968)	(160,800)
Net deferred tax assets (liabilities)	$504	$(317)

Changes in the valuation allowance were as follows:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Valuation allowance beginning of period	$172,883	$263,387	$133,020
(Decrease) increase in valuation allowance recorded to income tax expense (benefit)	(119,082)	(78,043)	117,829
(Decrease) increase in valuation allowance not affecting income tax expense (benefit)	—	(12,461)	12,538
Valuation allowance end of period	$53,801	$172,883	$263,387

At December 31, 2022, the Company has regular tax net operating loss carryforwards for federal income tax purposes of approximately $1,139,000. This includes approximately $1,007,000 that are available to offset regular federal taxable income subject to an annual Internal Revenue Code Section 382 limitation of approximately $1,000 and $132,000 that are subject to an annual Section 382 limitation of approximately $17,500. These federal net operating loss carryforwards were generated before 2018 and will expire between years 2030 and 2037. The Company has capital loss carryforwards of approximately $223,000. The capital loss carryforwards will expire between years 2024 and 2025. A valuation allowance is recorded against the capital loss carryforwards and certain state net operating loss carryforwards.

During the third quarter of the year ended December 31, 2020, the Company recorded a decrease in unrecognized tax benefits of approximately $20,788 as a result of the issuance of final regulatory guidance from the Internal Revenue Service (“IRS”). The decrease in unrecognized tax benefits did not impact the Company’s effective tax rate for the year ended December 31, 2020.

The Company’s policy is to classify interest and penalties related to uncertain tax positions as part of income tax expense. As of December 31, 2022 and 2021, the Company had no accrued interest and penalties.

The following reconciliation illustrates the Company’s liability for uncertain tax positions:

	Year Ended December 31,
	2022	2021	2020
Unrecognized tax benefits - beginning of period	$—	$—	$20,788
Reductions for tax positions of prior years	—	—	(20,788)
Unrecognized tax benefits - end of period	$—	$—	$—

As of December 31, 2022, tax years 2019 – 2022 remain open to federal and state examination. During the third quarter of 2021, the IRS concluded its audit of the Company’s 2016 federal income tax return and associated net operating loss (“NOL”) carryback claim. The audit conclusion did not result in any material impact to the financial statements or related disclosures. Following the conclusion of the audit, the Company received the $64,160 carryback claim tax refund and $5,425 of accrued interest.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. Among other provisions, the IRA enacted a 15% corporate alternative minimum tax and a 1% excise tax on repurchases of corporate stock for tax years beginning after December 31, 2022. The Company is currently assessing the impact of the IRA but does not expect it to have a material impact on our results of operations.
(19) Employee Benefit Plans

The Company provides several types of benefits for its employees, including defined benefit and defined contribution pension plans, workers’ compensation and black lung benefits, and postretirement life insurance. The Company does not participate in any multi-employer plans. The components of net periodic benefit (credit) cost other than the service cost component for black lung are included in the line item Miscellaneous income (loss), net, in the Consolidated Statements of Operations.

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

Annual funding contributions to the Pension Plans are made as recommended by consulting actuaries based upon the ERISA funding standards. Projected contributions are based on the latest available data and include the impact of the funding relief granted by the American Rescue Plan Act ("ARPA") and the application of the interest rate stabilization guidance under ARPA. Plan assets consist of equity securities, fixed income funds, commingled short-term funds, private equity funds, and a guaranteed insurance contract.

Effective in 2019, two of the qualified non-contributory defined benefit pension plans were amended to offer certain eligible participants the option to elect to receive lump sum benefits, which resulted in a partial plan settlement and the accelerated recognition of a portion of the accumulated other comprehensive loss during the years ended December 31, 2022, 2021, and 2020. Refer to the disclosures below for further information on the partial plan settlements.

The following tables set forth the Pension Plans’ accumulated benefit obligations, fair value of plan assets and funded status for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022	2021
Change in benefit obligations:
Accumulated benefit obligation at beginning of period:	$668,055	$723,448
Interest cost	15,981	13,566
Actuarial gain (1)	(182,441)	(34,922)
Benefits paid	(30,378)	(30,222)
Settlement	(2,775)	(3,815)
Accumulated benefit obligation at end of period	$468,442	$668,055

Change in fair value of plan assets:
Fair value of plan assets at beginning of period	$508,125	$504,777
Actual return on plan assets	(120,796)	30,814
Employer contributions	3,430	6,571
Benefits paid	(30,378)	(30,222)
Settlement	(2,775)	(3,815)
Fair value of plan assets at end of period	$357,606	$508,125
Funded status	$(110,836)	$(159,930)
Accrued benefit cost at end of period (2)	$(110,836)	$(159,930)
(1) For the year ended December 31, 2022, the actuarial gain was primarily attributable to the loss on plan assets and the change in the weighted-average discount rate actuarial assumption used in determining the benefit obligations. For the year ended December 31, 2021, the actuarial gain was primarily attributable to the change in the weighted-average discount rate actuarial assumption used in determining the benefit obligations.
(2) Amounts are classified as long-term on the Consolidated Balance Sheets as there are sufficient plan assets to make expected benefit payments to plan participants in the succeeding twelve months.

Gross amounts related to benefit obligations recognized in accumulated other comprehensive loss consisted of the following as of December 31, 2022 and 2021:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	December 31,
	2022	2021
Net actuarial loss	$12,683	$47,950

The following table details the components of net periodic benefit credit:

	Year Ended December 31,
	2022	2021	2020
Interest cost	$15,981	$13,566	$18,730
Expected return on plan assets	(28,733)	(28,732)	(27,064)
Amortization of net actuarial loss	2,111	3,217	2,012
Settlement	244	412	1,636
Net periodic benefit credit	$(10,397)	$(11,537)	$(4,686)

Other changes in plan assets and benefit obligations recognized in other comprehensive (loss) income are as follows:

	Year Ended December 31,
	2022	2021	2020
Actuarial (gain) loss	$(32,912)	$(37,004)	$45,663
Amortization of net actuarial loss	(2,111)	(3,217)	(2,012)
Settlement	(244)	(412)	(1,636)
Total recognized in other comprehensive (loss) income	$(35,267)	$(40,633)	$42,015

The following table presents information applicable to plans with accumulated benefit obligations in excess of plan assets:

	Year Ended December 31,
	2022	2021
Projected benefit obligation	$468,442	$668,055
Accumulated benefit obligation	$468,442	$668,055
Fair value of plan assets	$357,606	$508,125

The weighted-average actuarial assumption used in determining the benefit obligations as of December 31, 2022 and 2021 was as follows:

	December 31,
	2022	2021
Discount rate	5.42%	2.92%

The weighted-average actuarial assumptions used to determine net periodic benefit credit for the years ended December 31, 2022, 2021, and 2020 were as follows:

	Year Ended December 31,
	2022	2021	2020
Discount rate for benefit obligation	2.92%	2.62%	3.35%
Discount rate for interest cost	2.44%	1.96%	2.92%
Expected long-term rate of return on plan assets	5.80%	5.80%	5.90%

The discount rate assumptions were determined from a high-quality corporate bond yield-curve timing of the Company’s projected cash out flows.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
The expected long-term rate of return on assets of the Pension Plans is established each year in consultation with the plans’ actuaries and outside investment advisors. This rate is determined by taking into consideration the Pension Plans’ target asset allocation, expected long-term rates of return on each major asset class by reference to long-term historic ranges, inflation assumptions, and the expected additional value from active management of the Pension Plans’ assets. For the determination of net periodic benefit cost in 2023, the Company will utilize an expected long-term rate of return on plan assets of 6.20%.

Assets of the Pension Plans are held in trusts and are invested in accordance with investment guidelines that have been established by the Company’s Benefits Committee in consultation with outside investment advisors. The target allocation for 2023 and the actual asset allocation as reported at December 31, 2022 are as follows:

	Target Allocation Percentages 2023	Percentage of Plan Assets 2022
Equity securities	58.0%	55.0%
Fixed income funds	42.0%	41.0%
Other	—%	4.0%
Total	100.0%	100.0%

The asset allocation targets have been set with the expectation that the Pension Plans’ assets will fund the expected liabilities within an appropriate level of risk. In determining the appropriate target asset allocations, the Benefits Committee considers the demographics of the Pension Plans’ participants, the funded status of each plan, the Company’s contribution philosophy, the Company’s business and financial profile, and other associated risk factors. The Pension Plans’ assets are periodically rebalanced among the major asset categories to maintain the asset allocation within a specified range of the target allocation percentage. The target allocation between equity securities and fixed income funds is determined by reference to the funded status percentage for each of the Pension Plans. The plan administrator uses a one-way de-risking glide path whereby the fixed income funds allocation increases as the funded status improves. At a 90.0% funded status level, the glide path calls for a 50/50 equity securities and fixed income funds mix. During the year ended December 31, 2021, one of the Pension Plans funded status levels reached 90.0% and the related plan assets were adjusted accordingly to the new allocation.

The Company contributed $3,430 to the pension plans during the year ended December 31, 2022. The Company expects to contribute $25,011 to the Pension Plans in 2023, which includes amounts above the estimated minimum required contributions for the 2023 plan year.

The following represents expected future pension benefit payments for the next ten years:

2023	$31,084
2024	31,103
2025	31,136
2026	31,215
2027	31,264
2028-2032	153,885
$309,687

The fair values of the Company’s Pension Plans’ assets as of December 31, 2022, by asset category are as follows:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

Asset Category	Total	Quoted Market Prices in Active Market for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
Multi-asset fund (1)	$198,262	$—	$198,262	$—
Fixed income funds:
Bond fund (2)	144,197	—	144,197	—
Commingled short-term fund (3)	1,339	—	1,339	—
Other types of investments:
Guaranteed insurance contract	11,912	—	—	11,912
Total	$355,710	$—	$343,798	$11,912
Receivable (4)	1,145
Total assets at fair value	356,855
Private equity funds measured at net asset value practical expedient (5)	751
Total plan assets	$357,606
(1) This fund contains equities (domestic and international), real estate and bonds.
(2) This fund contains bonds representing a diversity of sectors and maturities. This fund also includes mortgage-backed securities and U.S. Treasuries.
(3) This fund contains cash and highly liquid short-term investments in a collective investment fund.
(4) Receivable for investments sold at December 31, 2022, which approximates fair value.
(5) In accordance with Accounting Standards Update 2015-07, investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total value of assets of the plans.

Changes in Level 3 plan assets for the period ended December 31, 2022 were as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Guaranteed Insurance Contract
Beginning balance, December 31, 2021	$11,652
Actual return on plan assets:
Relating to assets still held at the reporting date	562
Purchases, sales and settlements	(302)
Ending balance, December 31, 2022	$11,912

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

The Company’s subsidiaries utilize high-deductible third-party insurance for worker’s compensation and black lung obligations with the exception of certain subsidiaries in which the Company is a qualified self-insurer for workers’ compensation and/or black lung obligations. The Company’s subsidiaries that are self-insured for black lung benefits may fund certain benefit payments through a Section 501(c) (21) tax-exempt trust fund.

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

For the Company’s subsidiaries that are insured with a high-deductible insurance plan for workers’ compensation and black lung claims, the insurance premium expense for the years ended December 31, 2022, 2021 and 2020 was $9,274, $8,630, and $7,000, respectively.

Workers’ Compensation

The table below presents workers’ compensation amounts recognized in the Consolidated Balance Sheets:

	December 31,
	2022	2021
Current liabilities	$11,651	$13,312
Long-term liabilities	107,028	124,693
Total liabilities	$118,679	$138,005
Less expected insurance receivable (1)	(46,866)	(53,664)
Workers’ compensation obligations, net of expected insurance receivables	$71,813	$84,341
(1) Included within Prepaid expenses and other current assets and Other non-current assets in the Consolidated Balance Sheets.

Workers’ compensation (credit) expense for high-deductible insurance plans for the years ended December 31, 2022, 2021, and 2020 was ($1,995), $664, and $1,275, respectively, included within Cost of coal sales in the Consolidated Statements of Operations.

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

The following tables set forth the accumulated black lung benefit obligations, fair value of plan assets and funded status for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Change in benefit obligation:
Accumulated benefit obligation at beginning of period	$117,142	$127,506
Service cost	2,642	2,972
Interest cost	2,722	2,463
Actuarial gain (1)	(21,060)	(9,759)
Benefits paid	(8,025)	(6,040)
Accumulated benefit obligation at end of period	$93,421	$117,142
Change in fair value of plan assets:
Fair value of plan assets at beginning of period	$2,664	$2,720
Actual return on plan assets	(126)	(56)
Benefits paid	(8,025)	(6,040)
Employer contributions	8,025	6,040
Fair value of plan assets at end of period (2)	2,538	2,664
Funded status	$(90,883)	$(114,478)
Accrued benefit cost at end of period	$(90,883)	$(114,478)
(1) For the years ended December 31, 2022 and 2021, the actuarial gain was primarily attributable to the change in the weighted-average discount rate actuarial assumption used in determining the benefit obligations.
(2) Assets of the plan are held in a Section 501(c)(21) tax-exempt trust fund and consist primarily of government debt securities. All assets are classified as Level 1 and valued based on quoted market prices.

The table below presents amounts recognized in the Consolidated Balance Sheets:

	December 31,
	2022	2021
Current liabilities	$9,664	$7,295
Long-term liabilities	81,219	107,183
Total liabilities	$90,883	$114,478

Gross amounts related to the black lung benefit obligations recognized in accumulated other comprehensive loss consisted of the following as of December 31, 2022 and 2021:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	December 31,
	2022	2021
Net actuarial (gain) loss	$(10,198)	$11,940

The following table details the components of the net periodic benefit cost for the black lung benefit obligations:

	Year Ended December 31,
	2022	2021	2020
Service cost	$2,642	$2,972	$2,361
Interest cost	2,722	2,463	3,240
Expected return on plan assets	(53)	(54)	(54)
Amortization of net actuarial loss	1,257	2,453	1,942
Settlement	—	—	1,563
Net periodic benefit cost	$6,568	$7,834	$9,052
Summary net periodic benefit cost:
Continuing operations	$6,568	$7,834	$7,670
Discontinued operations (1)	—	—	1,382
Total net periodic benefit cost	$6,568	$7,834	$9,052
(1) The discontinued operations consisted of activity related to the Company’s former NAPP operations. Refer to Note 3.

Other changes in the black lung plan assets and benefit obligations recognized in other comprehensive (loss) income are as follows:

	Year Ended December 31,
	2022	2021	2020
Actuarial (gain) loss	$(20,881)	$(9,649)	$14,567
Amortization of net actuarial loss	(1,257)	(2,453)	(1,942)
Settlement	—	—	(1,563)
Total recognized in other comprehensive (loss) income	$(22,138)	$(12,102)	$11,062

The weighted-average assumptions related to black lung obligations used to determine the benefit obligation as of December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
Discount rate	5.42%	2.96%
Federal black lung income benefit trend rate	2.50%	2.00%
Federal black lung medical benefit trend rate	5.00%	5.00%

The weighted-average assumptions related to black lung benefit obligations used to determine net periodic benefit cost were as follows:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Discount rate for benefit obligation	2.96%	2.75%	3.47%
Discount rate for service cost	3.24%	3.15%	3.56%
Discount rate for interest cost	2.37%	1.96%	2.61%
Federal black lung income benefit trend rate	2.50%	2.00%	2.50%
Federal black lung medical benefit trend rate	5.00%	5.00%	5.00%
Black lung benefit expense inflation rate (1)	—%	—%	2.00%
Expected return on plan assets	2.00%	2.00%	2.00%
(1) Effective in 2021, the annual claim administration expenses are incorporated into the annual service cost component of the net periodic benefit cost for the black lung benefit obligations.

Estimated future cash payments related to black lung benefit obligations for the next 10 years ending after December 31, 2022 are as follows:

Year ending December 31:
2023	$9,664
2024	9,218
2025	9,009
2026	8,923
2027	8,828
2028-2032	20,454
$66,096

Postretirement Life Insurance Benefits

As part of the Alpha Natural Resources, Inc. bankruptcy reorganization process and the Retiree Committee Settlement Agreement, the Company assumed the unfunded liability for life insurance benefits for certain disabled and non-union retired employees. Provisions are made for estimated benefits and adjustments to the probable ultimate liabilities are made annually based on an actuarial study prepared by independent actuaries. As of December 31, 2022 and 2021, the postretirement life insurance benefit obligation was $8,761, including a current portion $648, and $11,610, including a current portion $602, respectively, which are included in the Consolidated Balance Sheets as Other non-current liabilities and Accrued expenses and other current liabilities.

Defined Contribution and Profit-Sharing Plans

The Company sponsors defined contribution plans to assist its eligible employees in providing for retirement. Generally, under the terms of these plans, employees make voluntary contributions through payroll deductions and the Company makes matching and/or discretionary contributions, as defined by each plan. The Company’s total contributions to these plans for the years ended December 31, 2022, 2021, and 2020 were $19,385, $10,275, and $3,613 respectively.

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

Self-insured Medical Plan

The Company is self-insured for health benefit coverage for all of its active employees. Estimated liabilities for health and medical claims are recorded based on the Company’s historical experience and include a component for incurred but not paid claims. During the years ended December 31, 2022, 2021, and 2020, the Company incurred total expenses of $68,706, $62,351, and $52,517, respectively, which primarily include claims processed and an estimate for claims incurred but not paid.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

(20) Stock-Based Compensation Awards
The MIP is currently authorized for the issuance of awards of up to 1,201,202 shares of common stock, and as of December 31, 2022, there were 64,296 shares of common stock available for grant under the MIP. The LTIP is currently authorized for the issuance of awards of up to 1,500,000 shares of common stock, and as of December 31, 2022, there were 845,961 shares of common stock available for grant under the LTIP. Pursuant to the Merger Agreement, the Company assumed the ANR Inc. 2017 Equity Incentive Plan (the “ANR EIP”), which had underlying ANR shares that were converted to 89,766 Contura Energy, Inc. shares. The ANR EIP is not authorized for additional issuance of awards of shares of common stock, and as of December 31, 2022, there were no shares of common stock available for grant under the ANR EIP.
As of December 31, 2022, the Company had four types of stock-based awards outstanding: time-based restricted stock units, performance-based restricted stock units, stock options, and performance-based cash awards. Upon vesting and settlement or exercise of the stock-based awards outstanding, the Company issues authorized and unissued shares of the Company’s common stock to the recipient. Stock-based compensation expense totaled $9,841, $7,468, and $5,540 for the years ended December 31, 2022, 2021, and 2020, respectively. For the years ended December 31, 2022, 2021, and 2020, approximately 92%, 89%, and 83%, respectively, of stock-based compensation expense was reported as selling, general and administrative expenses, and the remainder was recorded as cost of coal sales.
The Company is authorized to repurchase common shares from employees (upon the election by the employee) to satisfy the employees’ statutory tax withholdings upon the vesting of stock grants. Shares that are repurchased to satisfy the employees’ statutory tax withholdings are recorded in treasury stock at cost. During the year ended December 31, 2022, the Company repurchased 94,460 shares of its common stock issued pursuant to awards under the MIP and LTIP for a total purchase amount of $7,867, or $83.28 average price paid per share. During the year ended December 31, 2021, the Company repurchased 50,363 shares of its common stock issued pursuant to awards under the MIP and LTIP for a total purchase amount of $785, or $15.60 average price paid per share. During the year ended December 31, 2020, the Company repurchased 43,559 shares of its common stock issued pursuant to awards under the MIP, LTIP and ANR EIP for a total purchase amount of $209, or $4.79 average price paid per share.
2022 Awards Granted
During the year ended December 31, 2022, the Company granted certain key employees and non-employee directors 95,111 time-based restricted stock units under the MIP and LTIP with a weighted average grant date fair value of $96.60 based on the Company’s closing stock price at the trading day before the date of the grant. The awards granted to key employees on January 25, 2022 will vest ratably over a three-year period from the date of the grant in accordance with the vesting schedule, subject to the participant’s continuous service with the Company through each applicable vesting date. The restricted stock units granted to non-employee directors on May 3, 2022 will vest on the first to occur of (i) May 2, 2023, (ii) the director’s service as a member of the Board is terminated, for any reason other than removal for cause, as of a date that is more than six months after the date of grant, and (iii) a change in control. The award granted to the Chief Executive Officer (“CEO”) on November 18, 2022, in advance of his transition to Executive Chairman on January 1, 2023, will vest over the course of 2023 in accordance with the vesting schedule, subject to the participant’s continuous service with the Company through each applicable vesting date. All unvested restricted stock units will immediately vest upon involuntary departure from the Board.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
Additionally, during the year ended December 31, 2022, the Company granted certain key employees 60,857 performance-based restricted stock units under the LTIP, which represent the number of shares of common stock that may be issued based on the achievement of targeted performance levels related to pre-established relative total shareholder return goals and annually determined operational goals over a three year period. These awards are scheduled to cliff vest on the third anniversary of the date of the grant, subject to the participant’s continuous service with the Company through the applicable vesting date and the satisfaction of the performance criteria. These performance-based restricted stock units have the potential to be earned from 0% to 200% of the targeted performance level, depending on actual results. Upon vesting and settlement of these awards, the Company will issue authorized and previously unissued shares of the Company’s common stock to the recipient. The 36,515 operational performance-based restricted stock units were valued based on the Company’s closing stock price on the trading day before the date of the grant and had a weighted average grant date fair value of $60.37. For the awards with operational performance conditions, the Company reassesses at each reporting date whether achievement of each of the performance conditions was probable and adjusts the accrual of stock-based compensation expense as needed. The 24,342 relative total shareholder return performance-based restricted stock units were valued relative to the stock price performance of a comparator group and had a weighted average grant date fair value of $97.33 based on a Monte Carlo simulation. The Monte Carlo simulation incorporated the assumptions as presented in the following table:

Relative performance-based restricted stock units
Start price (1)	$53.29
Valuation date stock price (2)	$61.09
Expected volatility (3)	106.48%
Risk-free interest rate (4)	1.26%
Expected dividend yield (5)	—%
(1)    The start price for the Company represented the average closing stock price over the twenty trading days ending on December 31, 2021, assuming dividends distributed during this period were reinvested in additional shares of the Company’s stock on the ex-dividend date.
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

Additionally, during the year ended December 31, 2022, the Company granted certain key employees performance-based cash incentive awards under the LTIP with a target award amount of $1,105. The cash to be awarded is based on the achievement of pre-established relative total shareholder return goals over a three-year period. These awards are scheduled to cliff vest on the third anniversary of the date of the grant, subject to the participant’s continuous service with the Company through the applicable vesting date and the satisfaction of the performance criteria. These awards have the potential to be distributed from 0% to 200% of the targeted performance level, depending on actual results. Upon vesting of these awards, the Company issues cash to the recipient. These awards are classified as a liability, and the Company reassesses at each reporting date the fair value of the award and adjusts the accruals of stock-based compensation expense as appropriate based on a Monte Carlo simulation. As of December 31, 2022, the liability for these awards totaled $374. The performance-based cash incentive awards were valued relative to the stock price performance of a comparator group and had a weighted average grant date fair

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
value as a percent of target dollar value of 61.97% based on a Monte Carlo simulation. The Monte Carlo simulation incorporates the assumptions as presented in the following table:

Performance-based cash incentive awards
Start price (1)	$53.29
Valuation date stock price (2)	$61.09
Expected volatility (3)	106.48%
Risk-free interest rate (4)	1.26%
Expected dividend yield (5)	—%
(1)    The start price for the Company represents the average closing stock price over the twenty trading days ending on December 31, 2021, assuming dividends distributed during this period were reinvested in additional shares of the Company’s stock on the ex-dividend date.
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

2021 Awards Granted

During the year ended December 31, 2021, the Company granted certain key employees and non-employee directors 223,496 time-based restricted stock units under the MIP and LTIP with a weighted average grant date fair value of $12.03 based on the Company’s closing stock price at the trading day before the date of the grant. The awards granted to key employees will vest ratably over a three-year period from the date of the grant in accordance with the vesting schedule, subject to the participant’s continuous service with the Company through each applicable vesting date. The restricted stock units granted to non-employee directors on February 10, 2021 will vest on the first to occur of (i) April 30, 2021, (ii) the director’s separation from service due to the director’s death or physical or mental incapacity to perform his or her usual duties, such condition likely to remain continuously and permanently, as determined by the Company, and (iii) a change in control. The restricted stock units granted to non-employee directors on May 1, 2021 will vest on the first to occur of (i) April 30, 2022, (ii) the director’s service as a member of the Board is terminated, for any reason other than removal for cause, as of a date that is more than six months after the date of grant, and (iii) a change in control.
Additionally, during the year ended December 31, 2021, the Company granted certain key employees 167,587 performance-based restricted stock units under the LTIP, which represent the number of shares of common stock that may be issued based on the achievement of targeted performance levels related to pre-established relative total shareholder return goals and annually determined operational goals over a three year period. These awards are scheduled to cliff vest on the third anniversary of the date of the grant, subject to the participant’s continuous service with the Company through the applicable vesting date and the satisfaction of the performance criteria. These performance-based restricted stock units have the potential to be earned from 0% to 200% of the targeted performance level, depending on actual results. Upon vesting and settlement of these awards, the Company will issue authorized and previously unissued shares of the Company’s common stock to the recipient. The 100,552 operational performance-based restricted stock units were valued based on the Company’s closing stock price on the trading day before the date of the grant and had a weighted average grant date fair value of $12.00. For the awards with operational performance conditions, the Company reassesses at each reporting date whether achievement of each of the performance conditions was probable and adjusts the accrual of stock-based compensation expense as needed. The 67,035 relative total shareholder return performance-based restricted stock units were valued relative to the stock price

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
performance of a comparator group and had a weighted average grant date fair value of $16.18 based on a Monte Carlo simulation. The Monte Carlo simulation incorporated the assumptions as presented in the following table:

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

Additionally, during the year ended December 31, 2021, the Company granted certain key employees performance-based cash incentive awards under the LTIP with a target award amount of $927. The cash to be awarded is based on the achievement of pre-established relative total shareholder return goals over a three-year period. These awards are scheduled to cliff vest on the third anniversary of the date of the grant, subject to the participant’s continuous service with the Company through the applicable vesting date and the satisfaction of the performance criteria. These awards have the potential to be distributed from 0% to 200% of the targeted performance level, depending on actual results. Upon vesting of these awards, the Company issues cash to the recipient. These awards are classified as a liability, and the Company reassesses at each reporting date the fair value of the award and adjusts the accruals of stock-based compensation expense as appropriate based on a Monte Carlo simulation. As of December 31, 2022 and 2021, the liability for these awards totaled $812 and $255, respectively. The performance-based cash incentive awards were valued relative to the stock price performance of a comparator group and had a weighted average grant date fair value as a percent of target dollar value of 51.73% based on a Monte Carlo simulation. The Monte Carlo simulation incorporates the assumptions as presented in the following table:

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

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
2020 Awards Granted
During the year ended December 31, 2020, the Company granted certain key employees and non-employee directors 402,620 time-based restricted stock units under the MIP and LTIP with a weighted average grant date fair value of $6.17 based on the Company’s closing stock price at the trading day before the date of the grant. The awards granted to key employees will vest ratably over a three-year period from the date of the grant in accordance with the vesting schedule, subject to the participant’s continuous service with the Company through each applicable vesting date. The awards granted to non-employee directors will vest on the first to occur of (i) April 30, 2021, (ii) the director’s separation from service due to the director’s death or physical or mental incapacity to perform his or her usual duties, such condition likely to remain continuously and permanently, as determined by the Company, (iii) a change in control, and (iv) the director's service as a member of the Board is terminated as of a date that is after October 31, 2021 but prior to May 1, 2022 for any reason other than removal for cause.
Additionally, during the year ended December 31, 2020, the Company granted the CEO 302,795 performance-based restricted stock units under the LTIP which represent the number of shares of common stock that may be issued based on the achievement of targeted performance levels related to pre-established relative total shareholder return goals and annually determined operational goals over a three year period. This award was scheduled to cliff vest on the third anniversary of the date of the grant, subject to the participant’s continuous service with the Company through the applicable vesting date and the satisfaction of the performance criteria. These performance-based restricted stock units had the potential to be earned from 0% to 200% of the targeted performance level, depending on actual results. Upon vesting of this award, the Company would issue authorized and previously unissued shares of the Company’s common stock to the recipient. The 151,398 operational performance-based restricted stock units were valued based on the Company’s closing stock price on the trading day before the date of the grant and had a weighted average grant date fair value of $6.36. For the awards with operational performance conditions, the Company reassessed at each reporting date whether achievement of each of the performance conditions was probable and adjusted the accrual of stock-based compensation expense as needed. The 151,397 relative total shareholder return performance-based restricted stock units were valued relative to the stock price performance of a comparator group and had a weighted average grant date fair value of $8.53 based on a Monte Carlo simulation. The Monte Carlo simulation incorporated the assumptions as presented in the following table:

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

During the first quarter of 2021, the 302,795 performance-based restricted stock units granted under the LTIP were voluntarily forfeited by the CEO in conjunction with an amendment to his employment agreement and the shares were canceled and allocated back to the LTIP for future issuance. The amendment also included an amendment to the participant’s time-based restricted stock granted under the MIP, such that the ratable vesting initially scheduled to occur on the second and third anniversaries of the award shall instead both occur on the second anniversary of the award.

Additionally, during the year ended December 31, 2020, the Company granted certain key employees performance-based cash incentive awards under the LTIP with a target award amount of $2,755. The cash to be awarded is based on the achievement of pre-established relative total shareholder return goals over a three-year period. These awards are scheduled to cliff vest on the third anniversary of the date of the grant, subject to the participant’s continuous service with the Company

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
through the applicable vesting date and the satisfaction of the performance criteria. These awards have the potential to be distributed from 0% to 200% of the targeted performance level, depending on actual results. Upon vesting of these awards, the Company issues cash to the recipient. These awards are classified as a liability, and the Company reassesses at each reporting date the fair value of the award and adjusts the accruals of stock-based compensation expense as appropriate based on a Monte Carlo simulation. As of December 31, 2022 and 2021, the liability for these awards totaled $3,968 and $2,542, respectively. The performance-based cash incentive awards were valued relative to the stock price performance of a comparator group and had a weighted average grant date fair value as a percent of target dollar value of 82.45% based on a Monte Carlo simulation. The Monte Carlo simulation incorporates the assumptions as presented in the following table:

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

Restricted Stock Units

Time-Based Restricted Stock Units

Time-based restricted stock unit activity for the year ended December 31, 2022 is summarized in the following table:

Time-based restricted stock unit activity:	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested shares outstanding at December 31, 2021	392,275	$11.54
Granted	95,111	$96.60
Vested (1)	(237,643)	$14.80
Forfeited	(1,374)	$6.36
Non-vested shares outstanding at December 31, 2022	248,369	$41.02
(1) Includes 4,254 shares with deferred settlement pursuant to the award agreements.

As of December 31, 2022, there was $4,672 of unrecognized compensation cost related to non-vested time-based restricted stock units which is expected to be recognized as expense over a weighted-average period of 1.03 years. The total fair value of shares vested, including awards with deferred settlements, during the years ended December 31, 2022, 2021, and 2020, was $20,275, $5,544, and $809, respectively.

Performance-Based Restricted Stock Units

Relative performance-based restricted stock unit activity for the year ended December 31, 2022 based on target achievement of the performance criteria is summarized in the following table:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

Relative performance-based restricted stock unit activity:	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested shares outstanding at December 31, 2021	113,586	$36.47
Granted	24,342	$97.33
Vested	—	$—
Canceled (1)	(46,551)	$65.70
Non-vested shares outstanding at December 31, 2022	91,377	$37.80
(1) Shares were canceled and allocated back to the LTIP for future issuance as the 2019 award’s performance metric was not achieved, including 25,364 shares for employees that had previously only met the continued employment vesting criteria.

As of December 31, 2022, there was $2,025 of unrecognized compensation cost related to non-vested relative performance-based restricted stock units which is expected to be recognized as expense over a weighted-average period of 1.88 years.
Absolute performance-based restricted stock unit activity for the year ended December 31, 2022 based on target achievement of the performance criteria is summarized in the following table:

Absolute performance-based restricted stock unit activity:	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested shares outstanding at December 31, 2021	15,532	$50.60
Granted	—	$—
Vested	—	$—
Canceled (1)	(15,532)	$50.60
Non-vested shares outstanding at December 31, 2022	—	$—
(1) Shares were canceled and allocated back to the LTIP for future issuance as the 2019 award’s performance metric was not achieved, including 8,459 shares for employees that had previously only met the continued employment vesting criteria.

As of December 31, 2022, there was no unrecognized compensation cost related to non-vested absolute performance-based restricted stock units.
Operational performance-based restricted stock unit activity for the year ended December 31, 2022 based on target achievement of the performance criteria is summarized in the following table:

Operational performance-based restricted stock unit activity:	Number of Shares	Weighted-Average Fair Value
Non-vested shares outstanding at December 31, 2021	100,552	$12.00
Granted	36,515	$60.37
Vested	—	$—
Forfeited or Canceled	—	$—
Non-vested shares outstanding at December 31, 2022	137,067	$24.89

As of December 31, 2022, there was $1,011 of unrecognized compensation cost related to non-vested operational performance-based restricted stock units, based on the probability of achievement as of December 31, 2022, which is expected to be recognized as expense over a weighted-average period of 1.63 years.
Stock Options
30-Day Volume-Weighted Average Price (“VWAP”) Stock Options
30-day VWAP stock option activity for the year ended December 31, 2022 is summarized in the following table:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2021	23,225	$60.20	5.12	$20
Exercisable at December 31, 2021	23,225	$60.20	5.12	$20
Granted	—	$—
Exercised	(19,818)	$59.18		$1,484
Forfeited or Expired	—	$—
Outstanding at December 31, 2022	3,407	$66.13	4.18	$273
Exercisable at December 31, 2022	3,407	$66.13	4.18	$273
(1) The aggregate intrinsic value of outstanding and exercisable options is calculated as the difference between the exercise price and the Company’s stock price at each reporting period end. The aggregate intrinsic value of exercised options is calculated as the difference between the exercise price and the Company’s stock price on the exercise date.

As of December 31, 2022, there was no unrecognized compensation cost related to the 30-day VWAP stock options.

Performance-Based Cash Incentive Awards
Performance-based cash incentive award activity for the year ended December 31, 2022 based on target achievement of the performance criteria is summarized in the following table:

Performance-based cash incentive award activity:	Target Dollar Value	Weighted-Average Fair Value as a % of Target Dollar Value
Non-vested awards outstanding at December 31, 2021	$2,991	162.03%
Granted	1,105	61.97%
Vested	—	—%
Forfeited	(138)	150.25%
Non-vested awards outstanding at December 31, 2022	$3,958	166.29%

As of December 31, 2022, there was $1,471 of unrecognized compensation cost related to non-vested performance-based cash incentive awards, based on the probability of achievement as of December 31, 2022, which is expected to be recognized as expense over a weighted-average period of 1.52 years.

(21) Related Party Transactions
On December 7, 2022, the Company’s subsidiary, Maxxim Rebuild Co., LLC (“Maxxim”) acquired certain assets of Industrial Plating & Machine, Inc. (“IPM”), as well as its Bluefield, West Virginia manufacturing facility. As part of the transaction, the Company entered into an employment agreement with Joseph Shannon Remines, IPM’s president, pursuant to which Mr. Remines would be employed by Maxxim as Vice-President, and pursuant to which he would continue to be employed at the Bluefield facility. The initial term of the agreement is three years, with automatic one-year renewals thereafter unless either party gives 90 days’ prior notice. The agreement provides Mr. Remines with a base salary, an opportunity for sales bonuses if gross revenues at the facility exceed certain thresholds, as well as participation in the Company’s other benefits programs, including the Annual Incentive Bonus Plan and the LTIP.

Mr. Remines also is an owner of the company that leases the real property for the Bluefield facility under a lease with an initial term of five years, with an option in favor of Maxxim to extend the term for an additional five years and for one-year extensions thereafter. The initial base rental under the lease is $360,000 per year.

Additionally, Mr. Remines continues to own IPM, which also operates a chroming business at a separate facility, which Maxxim did not acquire. The Company will continue to do business with IPM related to the chroming business, which is not material.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
Under his employment agreement, Mr. Remines is subject to numerous restrictions and conditions to avoid a conflict of interest or the ability to engage in self-dealing. Mr. Remines and his companies have also entered into a non-competition agreement with the Company in connection with the transaction.

The Board reviewed and approved the transaction in advance, and, although Mr. Remines does not meet the definition of a "related person," the Board also approved the nature of the arrangements with Mr. Remines described above.

During the year ended December 31, 2021, the Company, through a privately negotiated transaction with an underlying Contingent Revenue Obligation creditor, repurchased 7.75% of the outstanding rights of the Contingent Revenue Obligation at an aggregate purchase price of $2,091. The underlying Contingent Revenue Obligation creditor was an existing shareholder (related party) as of the repurchase date. Refer to Note 15 for additional disclosures on this acquisition-related obligation. Additionally, during the year ended December 31, 2021, the Company repurchased at a discount certain outstanding principal borrowings made under the Term Loan Credit Facility from existing shareholders through privately negotiated transactions. Refer to Note 14 for additional disclosures on long-term debt.

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
Coal royalty expense was $226,366, $113,685, and $67,992 for the years ended December 31, 2022, 2021, and 2020, respectively.

Minimum royalty obligations under coal leases total $15,556, $14,688, $13,608, $13,489, $12,916, and $62,118 for 2023, 2024, 2025, 2026, 2027, and after 2027, respectively.

Other Commitments

As of December 31, 2022, the Company has obligations under certain coal purchase agreements that contain minimum quantities to be purchased in 2023 totaling an estimated $149,763. The Company also has obligations under certain unconditional purchase obligations totaling $109,358, $98,602, and $4,887 in 2023, 2024, and 2025, respectively, including transportation commitments, minimum equipment purchase commitments, diesel fuel purchase commitments, and electricity purchase commitments.

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

As of December 31, 2022, the Company had $61,877 in letters of credit outstanding under the Second Amended and Restated Asset-Based Revolving Credit Agreement. Additionally, as of December 31, 2022, the Company had $50 in letters of credit outstanding under the Credit and Security Agreement dated June 30, 2017, and related amendments, between ANR, Inc. and First Tennessee Bank National Association.

As of December 31, 2022, the Company had outstanding surety bonds with a total face amount of $165,575 to secure various obligations and commitments. To secure the Company’s reclamation-related obligations, the Company has $35,040 of collateral in the form of restricted cash, restricted investments, and deposits supporting these obligations as of December 31, 2022.

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

Amounts included in restricted cash provide collateral to secure the following obligations:

	December 31,
	2022	2021
Workers’ compensation and black lung obligations	$15,334	$70,637
Reclamation-related obligations	3,220	10,449
Financial payments and other performance obligations	10,387	8,340
Contingent Revenue Obligation escrow	24,547	11,977
Total restricted cash	$53,488	$101,403
Less current portion	(24,547)	(11,977)
Restricted cash, net of current portion	$28,941	$89,426

Amounts included in restricted investments provide collateral to secure the following obligations:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	December 31,
	2022	2021
Workers’ compensation and black lung obligations	$72,136	$2,716
Reclamation-related obligations	31,718	26,225
Financial payments and other performance obligations	1,881	2,008
Total restricted investments (1)	$105,735	$30,949
(1) Classified as trading securities as of December 31, 2022 and 2021.

Amounts included in deposits provide collateral to secure the following obligations:

	December 31,
	2022	2021
Reclamation-related obligations	$102	$118
Financial payments and other performance obligations	391	403
Other operating agreements (1)	85,618	1,275
Total deposits (2)	$86,111	$1,796
(1) Includes $84,748 related to the Company’s dividend payable. Refer to Note 9 for additional information.
(2) Included within Short-term deposits and Other non-current assets on the Company’s Consolidated Balance Sheets.

DCMWC Reauthorization Process

In July 2019, the U.S. Department of Labor (Division of Coal Mine Workers’ Compensation or “DCMWC”) began implementing a new authorization process for all self-insured coal mine operators. As requested by the DCMWC, the Company filed an application and supporting documentation for reauthorization to self-insure certain of its black lung obligations in October 2019. As a result of this application, the DCMWC notified the Company in a letter dated February 21, 2020 that the Company was reauthorized to self-insure certain of its black lung obligations for a period of one-year from February 21, 2020. The DCMWC reauthorization is contingent, however, upon the Company’s providing collateral of $65,700 to secure certain of its black lung obligations. This proposed collateral requirement is an increase from the approximate $2,600 in collateral that the Company currently provides to secure these self-insured black lung obligations. The reauthorization process provided the Company with the right to appeal the security determination in writing within 30 days of the date of the notification, which appeal period the DCMWC agreed to extend to May 22, 2020. The Company exercised this right of appeal in connection with the substantial increase in the amount of required collateral. In February 2021, the U.S. Department of Labor (“DOL”) withdrew its Federal Register notice seeking comments on its bulletin describing its new method of calculating collateral requirements. The Department removed the bulletin from its website in May 2021. On February 10, 2022, a telephone conference was held with DCMWC and DOL decision makers wherein the Company presented facts and arguments in support of its appeal. No ruling has been made on the appeal, but during the call the Company indicated that it would be willing to allocate an additional $10,000 in collateral. If the Company’s appeal is unsuccessful, the Company may be required to provide additional letters of credit to receive the self-insurance reauthorization from the DCMWC or alternatively insure these black lung obligations through a third-party provider that would likely also require the Company to provide additional collateral. In January 2023, the DOL proposed for public comment new regulations which, if adopted, would substantially increase the collateral required to secure self-insured federal black lung obligations. Under the proposed 120% minimum collateral requirement, the Company estimates it could be required to provide approximately $80,000 to $100,000 of collateral to secure certain of its black lung obligations. A significant increase in these collateral obligations would have a materially adverse effect on the Company’s liquidity.

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

(23) Concentration of Credit Risk and Major Customers

The Company markets produced, processed, and purchased coal to customers in the United States and in international markets. The following table presents additional information on our total revenues and top customers:

	Year Ended December 31,
	2022	2021	2020
Total coal revenues	$4,092,987	$2,252,624	$1,413,124
Total revenues	$4,101,592	$2,258,686	$1,416,187
Top customer as % of total revenues	25%	13%	16%
Top 10 customers as % of total revenues	70%	64%	63%
Number of customers exceeding 10% of total revenues	1	2	2
Number of customers exceeding 10% of total trade accounts receivable, net	2	3	3
Domestic revenue as % of coal revenues	19%	24%	36%
Export revenue as % of coal revenues	81%	76%	64%
Countries with export revenue exceeding 10% of total revenues	India	India, China, Brazil	India, Brazil
Met coal as % of coal sales volume	87%	83%	80%
Thermal coal as % of coal sales volume	13%	17%	20%

(24) Segment Information
The Company extracts, processes and markets met and thermal coal from deep and surface mines for sale to steel and coke producers, industrial customers, and electric utilities. The Company conducts mining operations only in the United States with mines in Central Appalachia. The Company has one reportable segment: Met, which consists of six active mines and two preparation plants in Virginia, seventeen active mines and five preparation plants in West Virginia, as well as expenses associated with certain idled/closed mines.
In addition to the one reportable segment, the All Other category includes general corporate overhead and corporate assets and liabilities, the former CAPP - Thermal operations consisting of one active mine and one preparation plant in West Virginia, and the elimination of certain intercompany activity, as well as expenses associated with certain idled/closed mines. Certain immaterial amounts as of and for the years ended December 31, 2022 and 2021 in the Consolidated Financials Statements and notes to the Consolidated Financials Statements have been recast to reclassify discontinued operations and present the related amounts within continuing operations as part of the All Other category.
Reportable segment operating results are regularly reviewed by the Chief Operating Decision Maker (“CODM”), who is the Chief Executive Officer of the Company.
Segment operating results and capital expenditures for the year ended December 31, 2022 were as follows:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	Year Ended December 31, 2022
	Met	All Other	Consolidated
Total revenues	$4,023,688	$77,904	$4,101,592
Depreciation, depletion, and amortization	$100,584	$7,036	$107,620
Amortization of acquired intangibles, net	$15,699	$3,799	$19,498
Adjusted EBITDA	$1,776,642	$(36,030)	$1,740,612
Capital expenditures	$160,679	$3,630	$164,309

Segment operating results and capital expenditures for the year ended December 31, 2021 were as follows:

	Year Ended December 31, 2021
	Met	All Other	Consolidated
Total revenues	$2,176,080	$82,606	$2,258,686
Depreciation, depletion, and amortization	$99,963	$10,084	$110,047
Amortization of acquired intangibles, net	$13,671	$(427)	$13,244
Adjusted EBITDA	$567,270	$(32,789)	$534,481
Capital expenditures	$79,185	$4,115	$83,300

Segment operating results and capital expenditures from continuing operations for the year ended December 31, 2020 were as follows:

	Year Ended December 31, 2020
	Met	All Other	Consolidated
Total revenues	$1,264,496	$151,691	$1,416,187
Depreciation, depletion, and amortization	$124,060	$15,825	$139,885
Amortization of acquired intangibles, net	$12,889	$(3,675)	$9,214
Adjusted EBITDA	$120,281	$(36,880)	$83,401
Capital expenditures	$111,745	$7,834	$119,579

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the year ended December 31, 2022:

	Year Ended December 31, 2022
	Met	All Other	Consolidated
Net income (loss)	$1,647,104	$(198,559)	$1,448,545
Interest expense	202	21,600	21,802
Interest income	(541)	(2,646)	(3,187)
Income tax expense	—	106,205	106,205
Depreciation, depletion and amortization	100,584	7,036	107,620
Non-cash stock compensation expense	4	7,480	7,484
Mark-to-market adjustment - acquisition-related obligations	—	8,880	8,880
Accretion on asset retirement obligations	13,590	10,175	23,765
Amortization of acquired intangibles, net	15,699	3,799	19,498
Adjusted EBITDA	$1,776,642	$(36,030)	$1,740,612

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the year ended December 31, 2021:

	Year Ended December 31, 2021
	Met	All Other	Consolidated
Net income (loss)	$439,859	$(151,069)	$288,790
Interest expense	184	69,470	69,654
Interest income	(6)	(330)	(336)
Income tax expense	—	3,408	3,408
Depreciation, depletion and amortization	99,963	10,084	110,047
Non-cash stock compensation expense	28	5,287	5,315
Mark-to-market adjustment - acquisition-related obligations	—	19,525	19,525
Gain on settlement of acquisition-related obligations	—	(1,125)	(1,125)
Accretion on asset retirement obligations	13,571	12,949	26,520
Asset impairment and restructuring	—	(561)	(561)
Amortization of acquired intangibles, net	13,671	(427)	13,244
Adjusted EBITDA	$567,270	$(32,789)	$534,481

The following table presents a reconciliation of net loss from continuing operations to Adjusted EBITDA for the year ended December 31, 2020:

	Year Ended December 31, 2020
	Met	All Other	Consolidated
Net loss from continuing operations	$(77,519)	$(163,951)	$(241,470)
Interest expense	(2,014)	76,542	74,528
Interest income	(63)	(6,964)	(7,027)
Income tax benefit	—	(2,164)	(2,164)
Depreciation, depletion and amortization	124,060	15,825	139,885
Non-cash stock compensation expense	289	4,607	4,896
Mark-to-market adjustment - acquisition-related obligations	—	(8,750)	(8,750)
Accretion on asset retirement obligations	14,214	12,290	26,504
Asset impairment and restructuring	46,317	37,561	83,878
Management restructuring costs (1)	501	440	941
Loss on partial settlement of benefit obligations	1,607	1,359	2,966
Amortization of acquired intangibles, net	12,889	(3,675)	9,214
Adjusted EBITDA	$120,281	$(36,880)	$83,401
(1) Management restructuring costs are related to severance expense associated with senior management changes during the three months ended March 31, 2020.

No asset information has been disclosed as the CODM does not regularly review asset information by reportable segment.
(25) Subsequent Events

On February 21, 2023, the Board declared a quarterly cash dividend of $0.44 per share which will be payable on April 3, 2023 for holders of record as of March 15, 2023. The quarterly cash dividend was increased to $0.44 from the previous quarterly cash dividend of $0.418 per share.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

On February 21, 2023, the Board also approved a $200,000 increase to the existing common share repurchase program, bringing the total authorization to repurchase the Company’s stock to $1,200,000.

Refer to Note 9 for information regarding the Company’s dividend program and share repurchase program.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of December 31, 2022. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for maintaining and establishing adequate internal control over financial reporting. An evaluation of the effectiveness of the design and operation of our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as of the end of the period covered by this report was performed under the supervision and with the participation of management, including our CEO and CFO under the oversight of the audit committee of the Board. This evaluation is performed to determine if our internal controls over financial reporting provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management conducted an assessment of the effectiveness of our internal control over financial reporting using the criteria set by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The sections of our Proxy Statement entitled “Proposal 1 - Election of Directors,” “About our Board of Directors - Board and Its Committees,” “About our Board of Directors - Board Committees - Audit Committee,” “About our Management Team,” “Delinquent Section 16(a) Reports,” “About our Board of Directors - Code of Business Ethics” and “Stockholder Proposals for the 2024 Annual Meeting” are incorporated herein by reference.

The Company has a written Code of Business Ethics that applies to the Company’s Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer) and others. The Code of Business Ethics is available on the Company’s website at investors.alphametresources.com/investors/corporate-governance/governance-documents. Any amendments to, or waivers from, a provision of our Code of Business Ethics that applies to our Principal Executive Officer, Principal Financial and Accounting Officer or persons performing similar functions and that relates to any element of the code of ethics enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting on our website. Information on or accessible through our website is not incorporated by reference into this Annual Report on Form 10-K.

Item 11. Executive Compensation

The sections of our Proxy Statement entitled “About our Board of Directors - Director Compensation - 2022 Director Compensation,” “Executive Compensation - Compensation Discussion and Analysis,” “Board Committee Reports - Compensation Committee Report,” “Executive Compensation - Compensation Discussion and Analysis - Risk Assessment of Compensation Programs,” “Executive Compensation - 2022 Summary Compensation Table,” “Executive Compensation - 2022 Grants of Plan-Based Awards,” “Executive Compensation - Outstanding Equity Awards at 2022 Fiscal Year End,” “Executive Compensation - Option Exercises and Stock Vested in 2022,” “Executive Compensation - Nonqualified Deferred Compensation,” “Executive Compensation - Potential Payments on Termination or Change in Control,” “Pay Ratio,” and “Executive Compensation - Pay Versus Performance” are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The sections of our Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation – Potential Payments on Termination and Change in Control - Equity Compensation Plan Information” are incorporated herein by reference.

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

(a) Documents filed as part of this Annual Report on Form 10-K:

(1) The following financial statements are filed as part of this Annual Report on Form 10-K under Item 8-Financial Statements and Supplementary Data:

•Report of Independent Registered Public Accounting Firm
•Consolidated Statements of Operations, Years ended December 31, 2022, 2021, and 2020
•Consolidated Statements of Comprehensive Income (Loss), Years ended December 31, 2022, 2021, and 2020
•Consolidated Balance Sheets, December 31, 2022 and 2021
•Consolidated Statements of Cash Flows, Years ended December 31, 2022, 2021, and 2020
•Consolidated Statements of Stockholders’ Equity, Years ended December 31, 2022, 2021, and 2020
•Notes to Consolidated Financial Statements

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

ALPHA METALLURGICAL RESOURCES, INC.
Date: February 23, 2023	By:	/s/ J. Todd Munsey
	Name:	J. Todd Munsey
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints J. Todd Munsey his true and lawful attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ Charles Andrew Eidson	February 23, 2023	Chief Executive Officer (Principal Executive Officer)
Charles Andrew Eidson

/s/ J. Todd Munsey	February 23, 2023	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
J. Todd Munsey

/s/ David J. Stetson	February 23, 2023	Executive Chairman
David J. Stetson

/s/ Joanna Baker de Neufville	February 23, 2023	Director
Joanna Baker de Neufville

/s/ Kenneth S. Courtis	February 23, 2023	Director
Kenneth S. Courtis

/s/ Albert E. Ferrara, Jr.	February 23, 2023	Director
Albert E. Ferrara, Jr.

/s/ Elizabeth A. Fessenden	February 23, 2023	Director
Elizabeth A. Fessenden

/s/ Michael Gorzynski	February 23, 2023	Director
Michael Gorzynski

/s/ Michael J. Quillen	February 23, 2023	Lead Independent Director
Michael J. Quillen

/s/ Daniel D. Smith	February 23, 2023	Director
Daniel D. Smith

/s/ Scott D. Vogel	February 23, 2023	Director
Scott D. Vogel

Exhibit Index

Exhibit No.	Description of Exhibit
3.1*
Second Amended and Restated Certificate of Incorporation of Alpha Metallurgical Resources, Inc., as amended through January 22, 2021 (Incorporated by reference to Exhibit 3.1 on Form 10-Q of Alpha Metallurgical Resources, Inc. filed on November 5, 2021)

3.2*	Fourth Amended and Restated Bylaws of Alpha Metallurgical Resources, Inc. (Incorporated by reference to Exhibit 3.1 on Form 8-K of Alpha Metallurgical Resources, Inc. filed on December 2, 2022)
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1*
Form of Indemnification Agreement by and between Contura Energy, Inc. and each of its current and future directors and officers. (Incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.2*
Warrant Agreement, dated July 26, 2016, between Contura Energy, Inc., Computershare, Inc. and Computershare Trust Company, N.A. (including Form of Warrant Certificate). (Incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.3*†
Contura Energy, Inc. Management Incentive Plan, effective as of July 26, 2016. (Incorporated by reference to Exhibit 10.36 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.4*†
Amendment 1 to Contura Energy, Inc. Management Incentive Plan, dated as of January 18, 2017. (Incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.5*†
Form of Contura Energy, Inc. Option Agreement. (Incorporated by reference to Exhibit 10.38 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.6*†
Form of Contura Energy, Inc. Restricted Share Agreement. (Incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.7*†
Form of Contura Energy, Inc. Emergence Award Agreement. (Incorporated by reference to Exhibit 10.40 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.8*†
Contura Energy, Inc. Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.41 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.9*†
Alpha Metallurgical Resources, Inc. Annual Incentive Bonus Program. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpha Metallurgical Resources, Inc. (File No. 001-38735) filed on May 9, 2022)

10.10*†
Form of Indemnification Agreement by and between Contura Energy, Inc. and each of its current and future directors and officers. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Contura Energy, Inc. filed on November 13, 2018)

10.11*†
Alpha Metallurgical Resources, Inc. Amended and Restated Non-Employee Director Compensation Policy, as amended (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Alpha Metallurgical Resources, Inc. (File No. 001-38735) filed on May 9, 2022)

10.12*†
Contura Energy, Inc. Form of Non-Employee Director Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of Contura Energy, Inc. filed on November 13, 2018)

10.13*†
Contura Energy, Inc. Form of Restricted Stock Unit Award Agreement (For Employees) (Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of Contura Energy, Inc. filed on November 13, 2018)

10.14*
Credit Agreement, dated as of June 14, 2019, by and among Contura Energy, Inc., as the Borrower, Cantor Fitzgerald Securities, as Administrative Agent and certain lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Contura Energy, Inc. filed on June 18, 2019)

10.15*†	Form of Incentive Award Agreement (Incorporated by reference to Exhibit 10.1 on Form 10-Q of Contura Energy, Inc. filed on May 11, 2020)
10.16*†	Form of Performance Share Unit Award Agreement (Incorporated by reference to Exhibit 10.2 on Form 10-Q of Contura Energy, Inc. filed on May 11, 2020)
10.17*†	Form of Management Incentive Plan Restricted Unit Award Agreement (Incorporated by reference to Exhibit 10.3 on Form 10-Q of Contura Energy, Inc. filed on May 11, 2020)
10.18*†
Plan Document and Summary Plan Description of the Amended and Restated Contura Energy, Inc. Key Employee Separation Plan (Incorporated by reference to Exhibit 10.1 on Form 10-Q of Contura Energy, Inc. filed on November 9, 2020)

10.19*
Amendment, dated as of May 27, 2020, to the Credit Agreement, dated as of June 14, 2019, by and among Contura Energy, Inc., as the Borrower, Cantor Fitzgerald Securities, as Administrative Agent and certain lenders party thereto. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Alpha Metallurgical Resources, Inc. filed on May 29, 2020)

10.20 *†
Executive Officer Incentive Compensation Recoupment (Clawback) Policy (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpha Metallurgical Resources, Inc. filed on May 4, 2021)

10.21* †
Form of 2018 Long-Term Incentive Plan, as restated to give effect to Amendment No.1. (Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of Alpha Metallurgical Resources, Inc. (File No. 333-257563) filed on June 30, 2021)

10.22* †
Employment Agreement, dated November 18, 2022, by and between Alpha Metallurgical Resources, Inc. and C. Andrew Eidson (Incorporated by reference to Exhibit 10.1 on Form 8-K of Alpha Metallurgical Resources, Inc. filed on November 21, 2022)

10.23* †
Transition Agreement, dated November 18, 2022, by and between Alpha Metallurgical Resources, Inc. and David J. Stetson (Incorporated by reference to Exhibit 10.2 on Form 8-K of Alpha Metallurgical Resources, Inc. filed on November 21, 2022)

10.24 †	Form of Restricted Stock Unit Award Agreement
10.25 †	Form of Performance Stock Unit Award Agreement
21.1	List of Subsidiaries of Alpha Metallurgical Resources, Inc.
23.1	Consent of RSM US LLP
23.2	Consent of Marshall Miller & Associates, Inc. dated February 23, 2023
31	Certifications Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32	Certifications Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosure
96.1
Technical Report Summary - Alpha Metallurgical Resources, Inc. Statement of Coal Resources and Reserves for the Aracoma Complex in Accordance with United States SEC Standards as of December 31, 2022, Central Appalachian Coal Basin, West Virginia, USA, February 2023

96.2
Technical Report Summary - Alpha Metallurgical Resources, Inc. Statement of Coal Resources and Reserves for the Kepler Complex in Accordance with United States SEC Standards as of December 31, 2022, Central Appalachian Coal Basin, West Virginia, USA, February 2023

96.3
Technical Report Summary - Alpha Metallurgical Resources, Inc. Statement of Coal Resources and Reserves for the Kingston Mining Complex in Accordance with United States SEC Standards as of December 31, 2022, Central Appalachian Coal Basin, West Virginia, USA, February 2023

96.4
Technical Report Summary - Alpha Metallurgical Resources, Inc. Statement of Coal Resources and Reserves for the Marfork Mining Complex in Accordance with United States SEC Standards as of December 31, 2022, Central Appalachian Coal Basin, West Virginia, USA, February 2023

96.5
Technical Report Summary - Alpha Metallurgical Resources, Inc. Statement of Coal Resources and Reserves for the Virginia Complex in Accordance with United States SEC Standards as of December 31, 2022, Central Appalachian Coal Basin, Virginia, USA, February 2023

96.6
Technical Report Summary - Alpha Metallurgical Resources, Inc. Statement of Coal Resources and Reserves for the Elk Run Complex in Accordance with United States SEC Standards as of December 31, 2022, Central Appalachian Coal Basin, West Virginia, USA, February 2023

96.7
Technical Report Summary - Alpha Metallurgical Resources, Inc. Statement of Coal Resources and Reserves for the Power Mountain Underground Complex in Accordance with United States SEC Standards as of December 31, 2022, Central Appalachian Coal Basin, West Virginia, USA, February 2023

101
The following financial information from Alpha Metallurgical Resources, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders’ Equity, and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________
* Previously filed.
† Management contract, compensatory plan or arrangement.