Form 10-Q
period 2023-03-31
Alpha Metallurgical Resources, Inc.
filed 2023-05-08
CIK 1704715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

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

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of April 30, 2023: 14,473,756

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
•railroad, barge, truck and other transportation availability, performance and costs;
•changes in domestic or international environmental laws and regulations, and court decisions, including those directly affecting our coal mining and production and those affecting our customers’ coal usage, including potential climate change initiatives;
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
•our ability to meet collateral requirements and fund employee benefit obligations;
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
•the imposition or continuation of barriers to trade, such as tariffs;
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

•changes in, interpretations of, or implementations of domestic or international tax or other laws and regulations, including the Inflation Reduction Act of 2022 and its related regulations;
•our relationships with, and other conditions affecting, our customers, including the inability to collect payments from our customers if their creditworthiness declines;
•changes in, renewal or acquisition of, terms of and performance of customers under coal supply arrangements and the refusal by our customers to receive coal under agreed-upon contract terms;
•our indebtedness and potential future indebtedness;
•reclamation and mine closure obligations;
•utilities switching to alternative energy sources such as natural gas, renewables and coal from basins where we do not operate;
•our assumptions concerning economically recoverable coal reserve estimates; and
•other factors, including the other factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included elsewhere in this Quarterly Report on Form 10-Q and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Part I - Financial Information

Item 1. Financial Statements

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenues:
Coal revenues	$906,698	$1,069,738
Other revenues	4,537	2,226
Total revenues	911,235	1,071,964
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	539,137	555,342
Depreciation, depletion and amortization	29,423	28,035
Accretion on asset retirement obligations	6,377	5,954
Amortization of acquired intangibles, net	2,197	5,748
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	20,692	15,086
Total other operating loss (income):
Mark-to-market adjustment for acquisition-related obligations	—	9,361
Other income	(1,092)	(628)
Total costs and expenses	596,734	618,898
Income from operations	314,501	453,066
Other (expense) income:
Interest expense	(1,720)	(13,083)
Interest income	1,518	184
Equity loss in affiliates	(1,748)	(1,361)
Miscellaneous income, net	631	1,676
Total other expense, net	(1,319)	(12,584)
Income before income taxes	313,182	440,482
Income tax expense	(42,411)	(39,591)
Net income	$270,771	$400,891

Basic income per common share	$17.74	$21.58
Diluted income per common share	$17.01	$20.52

Weighted average shares – basic	15,266,895	18,574,026
Weighted average shares – diluted	15,916,378	19,540,642

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$270,771	$400,891
Other comprehensive income, net of tax:
Employee benefit plans:
Amortization of and adjustments to employee benefit costs	(627)	775
Income tax expense	139	—
Total other comprehensive (loss) income, net of tax	(488)	775
Total comprehensive income	$270,283	$401,666
Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$222,507	$301,906
Short-term investments	—	46,052
Trade accounts receivable, net of allowance for doubtful accounts of $369 and $239 as of March 31, 2023 and December 31, 2022, respectively	546,252	407,210
Inventories, net	266,678	200,574
Short-term deposits	6,602	84,748
Short-term restricted cash	—	24,547
Prepaid expenses and other current assets	50,448	49,384
Total current assets	1,092,487	1,114,421
Property, plant, and equipment, net of accumulated depreciation and amortization of $503,403 and $491,186 as of March 31, 2023 and December 31, 2022, respectively	486,721	442,645
Owned and leased mineral rights, net of accumulated depletion and amortization of $83,313 and $77,333 as of March 31, 2023 and December 31, 2022, respectively	458,191	451,062
Other acquired intangibles, net of accumulated amortization of $43,236 and $53,719 as of March 31, 2023 and December 31, 2022, respectively	52,905	55,102
Long-term restricted investments	90,428	105,735
Long-term restricted cash	50,931	28,941
Deferred income taxes	10,497	11,378
Other non-current assets	106,957	103,195
Total assets	$2,349,117	$2,312,479
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,562	$3,078
Trade accounts payable	122,738	106,037
Acquisition-related obligations – current	381	28,254
Accrued expenses and other current liabilities	189,927	265,256
Total current liabilities	316,608	402,625
Long-term debt	8,379	7,897
Workers’ compensation and black lung obligations	185,204	188,247
Pension obligations	102,700	110,836
Asset retirement obligations	144,851	142,048
Deferred income taxes	24,286	10,874
Other non-current liabilities	18,514	20,197
Total liabilities	800,542	882,724
Commitments and Contingencies (Note 15)
Stockholders’ Equity
Preferred stock - par value $0.01, 5.0 million shares authorized, none issued	—	—
Common stock - par value $0.01, 50.0 million shares authorized, 21.8 million issued and 14.8 million outstanding at March 31, 2023 and 21.7 million issued and 15.5 million outstanding at December 31, 2022	218	217
Additional paid-in capital	813,299	815,442
Accumulated other comprehensive loss	(12,650)	(12,162)
Treasury stock, at cost: 7.0 million shares at March 31, 2023 and 6.2 million shares at December 31, 2022	(791,557)	(649,061)

Retained earnings	1,539,265	1,275,319
Total stockholders’ equity	1,548,575	1,429,755
Total liabilities and stockholders’ equity	$2,349,117	$2,312,479

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net income	$270,771	$400,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	29,423	28,035
Amortization of acquired intangibles, net	2,197	5,748
Amortization of debt issuance costs and accretion of debt discount	534	3,679
Mark-to-market adjustment for acquisition-related obligations	—	9,361
Gain on disposal of assets	(2,363)	(636)
Accretion on asset retirement obligations	6,377	5,954
Employee benefit plans, net	3,261	(174)
Deferred income taxes	14,432	4,676
Stock-based compensation	3,034	1,182
Equity loss in affiliates	1,748	1,361
Other, net	126	135
Changes in operating assets and liabilities	(152,153)	(124,087)
Net cash provided by operating activities	177,387	336,125
Investing activities:
Capital expenditures	(74,248)	(28,146)
Proceeds on disposal of assets	3,478	917
Cash paid for business acquired	(11,919)	—
Purchases of investment securities	(141,750)	(50)
Sales and maturities of investment securities	204,660	28,438
Capital contributions to equity affiliates	(8,124)	(3,468)
Other, net	12	(1,243)
Net cash used in investing activities	(27,891)	(3,552)
Financing activities:
Principal repayments of long-term debt	(438)	(200,461)
Dividend and dividend equivalents paid	(85,979)	—
Common stock repurchases and related expenses	(144,919)	(21,844)
Proceeds from exercise of warrants	222	2,257
Other, net	(338)	348
Net cash used in financing activities	(231,452)	(219,700)
Net (decrease) increase in cash and cash equivalents and restricted cash	(81,956)	112,873
Cash and cash equivalents and restricted cash at beginning of period	355,394	182,614
Cash and cash equivalents and restricted cash at end of period	$273,438	$295,487

Supplemental disclosure of noncash investing and financing activities:
Financing leases and capital financing - equipment	$1,753	$736
Accrued capital expenditures	$13,703	$9,529
Accrued common stock repurchases	$5,995	$1,996
Dividends declared	$6,825	$—
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	As of March 31,
	2023	2022
Cash and cash equivalents	$222,507	$159,455
Short-term restricted cash	—	17,556
Long-term restricted cash	50,931	118,476
Total cash and cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$273,438	$295,487

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Treasury Stock at Cost	(Accumulated Deficit) Retained Earnings	Total Stockholders’ Equity
Balances, December 31, 2021	$208	$784,743	$(58,503)	$(107,800)	$(71,739)	$546,909
Net income	—	—	—	—	400,891	400,891
Other comprehensive income, net	—	—	775	—	—	775
Stock-based compensation, issuance of common stock for share vesting, and common stock reissuances	1	(391)	—	1,572	—	1,182
Exercise of stock options	—	891	—	—	—	891
Common stock repurchases and related expenses	—	—	—	(23,840)	—	(23,840)
Warrants exercises	1	3,038	—	—	—	3,039
Balances, March 31, 2022	$210	$788,281	$(57,728)	$(130,068)	$329,152	$929,847

Balances, December 31, 2022	$217	$815,442	$(12,162)	$(649,061)	$1,275,319	$1,429,755
Net income	—	—	—	—	270,771	270,771
Other comprehensive loss, net	—	—	(488)	—	—	(488)
Stock-based compensation, issuance of common stock for share vesting, and common stock reissuances	1	(3,444)	—	6,477	—	3,034
Common stock repurchases and related expenses	—	—	—	(148,973)	—	(148,973)
Warrants exercises	—	1,301	—	—	—	1,301
Cash dividend and dividend equivalents declared ($0.44 per share)	—	—	—	—	(6,825)	(6,825)
Balances, March 31, 2023	$218	$813,299	$(12,650)	$(791,557)	$1,539,265	$1,548,575
Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

(1) Business and Basis of Presentation
Business

Alpha is a Tennessee-based mining company with operations across Virginia and West Virginia. With customers across the globe, high-quality reserves and significant port capacity, Alpha is a leading U.S. supplier of metallurgical coal products for the steel industry.

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
The Condensed Consolidated Financial Statements include all wholly-owned subsidiaries’ results of operations for the three months ended March 31, 2023 and 2022. All significant intercompany transactions have been eliminated in consolidation.

The accompanying interim Condensed Consolidated Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP as long as the financial statements are not misleading. In the opinion of management, these interim Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or any other period. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Reclassifications
Certain immaterial amounts for the three months ended March 31, 2022 in the Condensed Consolidated Financials Statements and notes to the Condensed Consolidated Financials Statements have been recast to reclassify discontinued operations and present the related amounts within continuing operations as part of the All Other category.

Recent Accounting Guidance

There are no new pronouncements issued but not yet effective expected to have a material impact on the Company’s financial position, results of operations, or liquidity.

(2) Revenue

Disaggregation of Revenue from Contracts with Customers

The Company earns revenues primarily through the sale of coal produced at Company operations and coal purchased from third parties. The Company extracts, processes and markets met and thermal coal from deep and surface mines for sale to steel and coke producers, industrial customers, and electric utilities.

The Company has disaggregated revenue between met coal and thermal coal and export and domestic revenues which depicts the pricing and contract differences between the two. Export revenue generally is derived by spot or short-term contracts with pricing determined at the time of shipment or based on a market index, whereas domestic revenue is characterized by contracts that typically have a term of one year or longer and typically the pricing is fixed. The following tables disaggregate the Company’s coal revenues by product category and by market to depict how the nature, amount, timing, and uncertainty of the Company’s coal revenues and cash flows are affected by economic factors:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended March 31, 2023
	Met Coal	Thermal Coal	Total
Export coal revenues	$647,932	$30,199	$678,131
Domestic coal revenues	210,047	18,520	228,567
Total coal revenues	$857,979	$48,719	$906,698

	Three Months Ended March 31, 2022
	Met Coal	Thermal Coal	Total
Export coal revenues	$888,006	$6,519	$894,525
Domestic coal revenues	159,987	15,226	175,213
Total coal revenues	$1,047,993	$21,745	$1,069,738

Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied as of March 31, 2023:

	Remainder of 2023	2024	2025	2026	2027	Total
Estimated coal revenues	$110,624	$37,250	$—	$—	$—	$147,874

(3) Accumulated Other Comprehensive Loss
The following tables summarize the changes to accumulated other comprehensive loss during the three months ended March 31, 2023 and 2022:

	Balance January 1, 2023	Other comprehensive income (loss) before reclassifications	Amounts reclassified from accumulated other comprehensive loss	Balance March 31, 2023
Employee benefit costs	$(12,162)	$—	$(488)	$(12,650)

	Balance January 1, 2022	Other comprehensive income (loss) before reclassifications	Amounts reclassified from accumulated other comprehensive loss	Balance March 31, 2022
Employee benefit costs	$(58,503)	$—	$775	$(57,728)

The following table summarizes the amounts reclassified from accumulated other comprehensive loss and the Condensed Consolidated Statements of Operations line items affected by the reclassification during the three months ended March 31, 2023 and 2022:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

Details about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss		Affected line item in the Condensed Consolidated Statements of Operations
	Three Months Ended March 31,
	2023	2022
Employee benefit costs:
Amortization of net actuarial (gain) loss (1)	$(627)	$784	Miscellaneous income, net
Settlement (1)	—	(9)	Miscellaneous income, net
Total before income tax	$(627)	$775
Income tax	139	—	Income tax expense
Total, net of income tax	$(488)	$775
(1) These accumulated other comprehensive loss components are included in the computation of net periodic benefit costs for certain employee benefit plans. Refer to Note 13.

(4) Net Income Per Share
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

For the three months ended March 31, 2023 and 2022, no warrants, stock options, or other stock-based instruments were excluded from the computation of dilutive net income per common share because they would have been anti-dilutive. When applying the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share are higher than the Company’s average stock price during an applicable period.

The following table presents the net income per common share for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Basic
Net income	270,771	400,891
Weighted average common shares outstanding - basic	15,266,895	18,574,026
Net income per common share - basic	$17.74	$21.58

Diluted
Weighted average common shares outstanding - basic	15,266,895	18,574,026
Diluted effect of warrants	158,304	443,273
Diluted effect of stock options	1,999	7,119
Diluted effect of other stock-based instruments	489,180	516,224
Weighted average common shares outstanding - diluted	15,916,378	19,540,642
Net income per common share - diluted	$17.01	$20.52

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
(5) Inventories, net
Inventories, net consisted of the following:

	March 31, 2023	December 31, 2022
Raw coal	$54,848	$57,382
Saleable coal	152,383	91,474
Materials, supplies and other, net	59,447	51,718
Total inventories, net	$266,678	$200,574

(6) Capital Stock

Share Repurchase Program

On February 21, 2023, the Company’s Board of Directors (the “Board”) approved a $200,000 increase to the existing common share repurchase program that the Board adopted on March 4, 2022, bringing the total authorization to repurchase the Company’s stock to $1,200,000. As of March 31, 2023, the Company had repurchased an aggregate of 4,414,451 shares under the plan for an aggregate purchase price of approximately $654,468 (comprised of $654,335 of share repurchases and $133 of related fees). The Company has also accrued a stock repurchase excise tax of $1,199 related to the share repurchase program as of March 31, 2023, which is recorded in treasury stock at cost.

Dividend Program

Pursuant to the dividend policy adopted by the Board on May 3, 2022, the Board declared the following quarterly cash dividend on the Company’s common stock during the three months ended March 31, 2023:

Dividend per share	Dividend Paid (1)	Declaration Date	Holders of Record Date	Payable Date
$0.44	$6,602	February 21, 2023	March 15, 2023	April 3, 2023
(1) Excludes dividend equivalents accrued of $223 as of March 31, 2023. As of March 31, 2023, a related $6,602 balance was held on deposit to facilitate the dividend payment on April 3, 2023.

Refer to Note 17 for subsequent event disclosures related to the Company’s dividend program.

Warrants

On July 26, 2016, the Company issued 810,811 warrants, which are classified as equity instruments. Pursuant to the underlying warrants agreement, the warrants are exercisable for cash or on a cashless basis at any time until 5:00 p.m. Eastern Time on July 26, 2023, and no fractional shares shall be issued upon warrant exercises. Pursuant to the underlying warrants agreement, the exercise price was adjusted from $45.086 per share to $44.972 per share as of the March 15, 2023 dividend record date while the warrant share number remained unchanged, at 1.20. Refer to Note 17 for subsequent event disclosures related to the Company’s dividend program which could result in an additional adjustment to the warrants exercise price and warrants share number.

As of March 31, 2023, 159,668 warrants remained outstanding, with a total of 191,602 shares underlying the un-exercised warrants. For the three months ended March 31, 2023, the Company issued 37,404 shares of common stock resulting from exercises of its warrants and, pursuant to the terms of the underlying warrants agreement, withheld 8,514 of the issued shares in satisfaction of the warrant exercise price and in lieu of fractional shares, which were subsequently reclassified as treasury stock in the amount of $1,075.

As of March 31, 2022, 744,845 warrants were outstanding, with a total of 856,572 shares underlying the un-exercised warrants. For the three months ended March 31, 2022, the Company issued 64,861 shares of common stock resulting from exercises of its warrants and, pursuant to the terms of the underlying warrants agreement, withheld 91 of the issued shares in satisfaction of the warrant exercise price and in lieu of fractional shares, which were subsequently reclassified as treasury stock.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
(7) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2023	December 31, 2022
Wages and benefits	$55,739	$69,458
Workers’ compensation	11,651	11,651
Black lung	9,664	9,664
Taxes other than income taxes	30,820	24,959
Asset retirement obligations	36,543	36,963
Dividend payable	6,824	86,118
Income taxes payable	14,898	—
Freight accrual	12,440	7,181
Other	11,348	19,262
Total accrued expenses and other current liabilities	$189,927	$265,256

(8) Long-Term Debt
Long-term debt consisted of the following:

	March 31, 2023	December 31, 2022
Notes payable and other	$6,972	$6,179
Financing leases	4,969	4,796
Total long-term debt	$11,941	$10,975
Less current portion	(3,562)	(3,078)
Long-term debt, net of current portion	$8,379	$7,897

Second Amended and Restated Asset-Based Revolving Credit Agreement

The Second Amended and Restated Asset-Based Revolving Credit Agreement (the “ABL Agreement”) includes a senior secured asset-based revolving credit facility (the “ABL Facility”). Under the ABL Facility, the Company may borrow cash or obtain letters of credit, on a revolving basis, in an aggregate amount of up to $155,000, of which no more than $150,000 may represent outstanding letters of credit ($125,000 on a committed basis and another $25,000 on an uncommitted cash collateralized basis) with the facility having a maturity date of December 6, 2024. As of March 31, 2023 and December 31, 2022, there were no outstanding borrowings under the ABL Facility. As of March 31, 2023 and December 31, 2022, the Company had $61,877 letters of credit outstanding under the ABL Facility.

The ABL Agreement, as amended, and related documents contain negative and affirmative covenants including certain financial covenants. The Company is in compliance with all covenants under these agreements as of March 31, 2023.

(9) Acquisition-Related Obligations
Acquisition-related obligations consisted of the following:

	March 31, 2023	December 31, 2022
Contingent Revenue Obligation	$—	$27,719
Environmental Settlement Obligation	381	535
Total acquisition-related obligations - current	$381	$28,254

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
Contingent Revenue Obligation

During the first quarter of 2023, the Company paid the final calculated payment pursuant to terms of the Contingent Revenue Obligation. Refer to Note 11 for further disclosures related to the fair value assignment and methods used.

(10) Asset Retirement Obligations

The following table summarizes the changes in asset retirement obligations for the three months ended March 31, 2023:

Total asset retirement obligations at December 31, 2022	$179,011
Accretion for the period	6,377
Revisions in estimated cash flows	(31)
Expenditures for the period	(3,963)
Total asset retirement obligations at March 31, 2023	181,394
Less current portion (1)	(36,543)
Long-term portion	$144,851
(1) Included within Accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheets. Refer to Note 7.

(11) Fair Value of Financial Instruments and Fair Value Measurements
The estimated fair values of financial instruments are determined based on relevant market information. These estimates involve uncertainty and cannot be determined with precision.
The carrying amounts for cash and cash equivalents, trade accounts receivable, net, prepaid expenses and other current assets, restricted cash, deposits, trade accounts payable, accrued expenses and other current liabilities, and environmental settlement obligations approximate fair value as of March 31, 2023 and December 31, 2022 due to the short maturity of these instruments.
The following tables set forth by level, within the fair value hierarchy, the Company’s financial and non-financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2023 and December 31, 2022. Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the determination of fair value for assets and liabilities and their placement within the fair value hierarchy levels.

	March 31, 2023
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities (1)	$90,428	$—	$90,428	$—
(1) Classified as Long-term restricted investments on the Company’s Condensed Consolidated Balance Sheets.

	December 31, 2022
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent Revenue Obligation	$27,719	$—	$—	$27,719
Trading securities (1)	$151,787	$—	$151,787	$—
(1) Includes $46,052 classified as Short-term investments and $105,735 classified as Long-term restricted investments on the Company’s Condensed Consolidated Balance Sheets.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

The following tables are reconciliations of the financial and non-financial assets and liabilities that were accounted for at fair value on a recurring basis and that were categorized within Level 3 of the fair value hierarchy:

	December 31, 2022	Payments	Loss (Gain) Recognized in Earnings	Transfer In (Out) of Level 3 Fair Value Hierarchy	March 31, 2023
Contingent Revenue Obligation	$27,719	$(27,719)	$—	$—	$—

	December 31, 2021	Payments	Loss (Gain) Recognized in Earnings (1)	Transfer In (Out) of Level 3 Fair Value Hierarchy	March 31, 2022
Contingent Revenue Obligation	$35,005	$—	$9,361	$—	$44,366
(1) The loss recognized in earnings resulted primarily from an increase in forecasted future revenue as of March 31, 2022.

The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the tables above:
Level 2 Fair Value Measurements
Trading Securities - Typically includes certificates of deposit, corporate fixed income, and U.S. government securities. The fair values are obtained from a third-party pricing service provider. The fair values provided by the pricing service provider are based on observable market inputs including credit spreads and broker-dealer quotes, among other inputs. The Company classifies the prices obtained from the pricing services within Level 2 of the fair value hierarchy because the underlying inputs are directly observable from active markets. However, the pricing models used entail a certain amount of subjectivity and therefore differing judgments in how the underlying inputs are modeled could result in different estimates of fair value.

Level 3 Fair Value Measurements

Contingent Revenue Obligation - The fair value of the Contingent Revenue Obligation was estimated using a Black-Scholes pricing model. The inputs included in the Black-Scholes pricing model are the Company’s forecasted future revenue, the stated royalty rate, the remaining periods in the obligation, annual risk-free interest rate based on the U.S. Constant Maturity Treasury Curve and annualized volatility. The annualized volatility was calculated by observing volatilities for comparable companies with adjustments for the Company's size and leverage. As the royalty period ended on December 31, 2022, the fair value of the remaining obligation as of that date represents the actual final calculated payment made during the first quarter of 2023. Refer to Note 9 for additional information.

(12) Income Taxes

For the three months ended March 31, 2023, the Company recorded income tax expense of $42,411 on income before income taxes of $313,182. The income tax expense differs from the expected statutory amount primarily due to the permanent impact of percentage depletion and foreign-derived intangible income deductions, partially offset by the impact of state income taxes, net of federal impact. For the three months ended March 31, 2022, the Company recorded income tax expense of $39,591 on income before income taxes of $440,482. The income tax expense differs from the expected statutory amount primarily due to the decrease in the valuation allowance and the permanent impact of percentage depletion and foreign-derived intangible income deductions, partially offset by the impact of state income taxes, net of federal impact.

(13) Employee Benefit Plans
The components of net periodic benefit cost (credit) other than the service cost component for black lung are included in the line item miscellaneous income, net in the Condensed Consolidated Statements of Operations.
Pension

The following table details the components of the net periodic benefit cost (credit) for pension obligations:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended March 31,
	2023	2022
Interest cost	$5,958	$3,984
Expected return on plan assets	(5,484)	(7,185)
Amortization of net actuarial loss	137	484
Net periodic benefit cost (credit)	$611	$(2,717)

Black Lung

The following table details the components of the net periodic benefit cost for black lung obligations:

	Three Months Ended March 31,
	2023	2022
Service cost	$513	$661
Interest cost	1,165	680
Expected return on plan assets	(13)	(13)
Amortization of net actuarial (gain) loss	(708)	314
Net periodic benefit cost	$957	$1,642

(14) Related Party Transactions
There were no material related party transactions for the three months ended March 31, 2023 or 2022.

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

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
As of March 31, 2023, per terms of the Cumberland Back-to-Back Coal Supply Agreements, the Company is required to purchase and sell 209 tons of coal in the remainder of 2023 totaling $8,045. For the three months ended March 31, 2023 and 2022, the Company purchased and sold 193 and 419 tons, respectively, totaling $7,341 and $16,185, respectively, under the Cumberland Back-to-Back Coal Supply Agreements. As of March 31, 2023, the Cumberland Back-to-Back Coal Supply Agreements are scheduled to be fully performed by the end of the second quarter of 2023.
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

As of March 31, 2023, the Company had $61,877 letters of credit outstanding under the ABL Agreement. Additionally, as of March 31, 2023, the Company had $50 in letters of credit outstanding under the Credit and Security Agreement dated June 30, 2017, and related amendments, between ANR, Inc. and First Tennessee Bank National Association.

As of March 31, 2023, the Company had outstanding surety bonds with a total face amount of $166,543 to secure various obligations and commitments. To secure the Company’s reclamation-related obligations, the Company has $35,253 of collateral in the form of restricted cash and restricted investments supporting these obligations as of March 31, 2023.

The Company meets frequently with its surety providers and has discussions with certain providers regarding the extent of and the terms of their participation in the program. These discussions may cause the Company to shift surety bonds between providers or to alter the terms of their participation in our program. To the extent that surety bonds become unavailable or the Company’s surety bond providers require additional collateral, the Company would seek to secure its obligations with letters of credit, cash deposits or other suitable forms of collateral. The Company’s failure to maintain, or inability to acquire, surety bonds or to provide a suitable alternative would have a material adverse effect on its liquidity. These failures could result from a variety of factors, including the lack of availability, higher cost or unfavorable market terms of new surety bonds, and the exercise by third-party surety bond issuers of their right to refuse to renew the surety.

Amounts included in restricted cash provide collateral to secure the following obligations:

	March 31, 2023	December 31, 2022
Workers’ compensation and black lung obligations	$40,030	$15,334
Reclamation-related obligations	701	3,220
Financial payments and other performance obligations	10,200	10,387
Contingent Revenue Obligation escrow	—	24,547
Total restricted cash	50,931	53,488
Less current portion	—	(24,547)
Restricted cash, net of current portion	$50,931	$28,941

Amounts included in restricted investments provide collateral to secure the following obligations:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	March 31, 2023	December 31, 2022
Workers’ compensation and black lung obligations	$53,771	$72,136
Reclamation-related obligations	34,552	31,718
Financial payments and other performance obligations	2,105	1,881
Total restricted investments (1)	$90,428	$105,735
(1) Classified as long-term trading securities as of March 31, 2023 and December 31, 2022.

Amounts included in deposits provide collateral to secure the following obligations:

	March 31, 2023	December 31, 2022
Reclamation-related obligations	$—	$102
Financial payments and other performance obligations	—	391
Other operating agreements (1)	7,472	85,618
Total deposits	$7,472	$86,111
Less current portion	(6,602)	(84,748)
Total deposits, net of current portion (2)	870	1,363
(1) Included $6,602 and $84,748 related to the Company’s dividend payable as of March 31, 2023 and December 31, 2022, respectively. Refer to Note 6 for additional information.
(2) Included within Other non-current assets on the Company’s Condensed Consolidated Balance Sheets.

DCMWC Reauthorization Process

In July 2019, the U.S. Department of Labor (Division of Coal Mine Workers’ Compensation or “DCMWC”) began implementing a new authorization process for all self-insured coal mine operators. As requested by the DCMWC, the Company filed an application and supporting documentation for reauthorization to self-insure certain of its black lung obligations in October 2019. As a result of this application, the DCMWC notified the Company in a letter dated February 21, 2020 that the Company was reauthorized to self-insure certain of its black lung obligations for a period of one-year from February 21, 2020. The DCMWC reauthorization is contingent, however, upon the Company’s providing collateral of $65,700 to secure certain of its black lung obligations. This proposed collateral requirement is an increase from the approximate $2,600 in collateral that the Company currently provides to secure these self-insured black lung obligations. The reauthorization process provided the Company with the right to appeal the security determination in writing within 30 days of the date of the notification, which appeal period the DCMWC agreed to extend to May 22, 2020. The Company exercised this right of appeal in connection with the substantial increase in the amount of required collateral. In February 2021, the U.S. Department of Labor (“DOL”) withdrew its Federal Register notice seeking comments on its bulletin describing its new method of calculating collateral requirements. The Department removed the bulletin from its website in May 2021. On February 10, 2022, a telephone conference was held with DCMWC and DOL decision makers wherein the Company presented facts and arguments in support of its appeal. No ruling has been made on the appeal, but during the call the Company indicated that it would be willing to allocate an additional $10,000 in collateral. If the Company’s appeal is unsuccessful, the Company may be required to provide additional letters of credit to receive the self-insurance reauthorization from the DCMWC or alternatively insure these black lung obligations through a third-party provider that would likely also require the Company to provide additional collateral. In January 2023, the DOL proposed for public comment new regulations which, if adopted, would substantially increase the collateral required to secure self-insured federal black lung obligations. Under the proposed 120% minimum collateral requirement, the Company estimates it could be required to provide approximately $80,000 to $100,000 of collateral to secure certain of its black lung obligations. A significant increase in these collateral obligations would have a materially adverse effect on the Company’s liquidity.

(d) Legal Proceedings

The Company is party to legal proceedings from time to time. These proceedings, as well as governmental examinations, could involve various business units and a variety of claims including, but not limited to, contract disputes, personal injury claims, property damage claims (including those resulting from blasting, trucking and flooding), environmental and safety issues, securities-related matters and employment matters. While some legal matters may specify the damages claimed by the plaintiffs, many seek an unquantified amount of damages. Even when the amount of damages claimed against the Company or

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
its subsidiaries is stated, (i) the claimed amount may be exaggerated or unsupported; (ii) the claim may be based on a novel legal theory or involve a large number of parties; (iii) there may be uncertainty as to the likelihood of a class being certified or the ultimate size of the class; (iv) there may be uncertainty as to the outcome of pending appeals or motions; and/or (v) there may be significant factual issues to be resolved. As a result, if such legal matters arise in the future, the Company may be unable to estimate a range of possible loss for matters that have not yet progressed sufficiently through discovery and the development of important factual information and legal issues. The Company records accruals based on an estimate of the ultimate outcome of these matters, but these estimates can be difficult to determine and involve significant judgment.

(16) Segment Information
The Company extracts, processes and markets met and thermal coal from deep and surface mines for sale to steel and coke producers, industrial customers, and electric utilities. The Company conducts mining operations only in the United States with mines in Central Appalachia (“CAPP”). The Company has one reportable segment: Met, which consists of five active mines and two preparation plants in Virginia, sixteen active mines and five preparation plants in West Virginia, as well as expenses associated with certain idled/closed mines.

In addition to the one reportable segment, the All Other category includes general corporate overhead and corporate assets and liabilities, the former CAPP - Thermal operations consisting of one active mine and one preparation plant in West Virginia, and the elimination of certain intercompany activity, as well as expenses associated with certain idled/closed mines. Certain immaterial amounts as of and for the three months ended March 31, 2022 in the Condensed Consolidated Financials Statements and notes to the Condensed Consolidated Financials Statements have been recast to reclassify discontinued operations and present the related amounts within continuing operations as part of the All Other category.

Reportable segment operating results are regularly reviewed by the Chief Operating Decision Maker (the “CODM”), who is the Chief Executive Officer of the Company.

Segment operating results and capital expenditures for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31, 2023
	Met	All Other	Consolidated
Total revenues	$889,938	$21,297	$911,235
Depreciation, depletion, and amortization	$28,879	$544	$29,423
Amortization of acquired intangibles, net	$2,197	$—	$2,197
Adjusted EBITDA	$362,008	$(7,593)	$354,415
Capital expenditures	$71,614	$2,634	$74,248

	Three Months Ended March 31, 2022
	Met	All Other	Consolidated
Total revenues	$1,055,689	$16,275	$1,071,964
Depreciation, depletion, and amortization	$27,060	$975	$28,035
Amortization of acquired intangibles, net	$4,796	$952	$5,748
Adjusted EBITDA	$513,301	$(9,640)	$503,661
Capital expenditures	$27,297	$849	$28,146

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
The following tables present a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
	Met	All Other	Consolidated
Net income (loss)	$327,214	$(56,443)	$270,771
Interest expense	165	1,555	1,720
Interest income	(188)	(1,330)	(1,518)
Income tax expense	—	42,411	42,411
Depreciation, depletion and amortization	28,879	544	29,423
Non-cash stock compensation expense	19	3,015	3,034
Accretion on asset retirement obligations	3,722	2,655	6,377
Amortization of acquired intangibles, net	2,197	—	2,197
Adjusted EBITDA	$362,008	$(7,593)	$354,415

	Three Months Ended March 31, 2022
	Met	All Other	Consolidated
Net income (loss)	$478,167	$(77,276)	$400,891
Interest expense	49	13,034	13,083
Interest income	(172)	(12)	(184)
Income tax expense	—	39,591	39,591
Depreciation, depletion and amortization	27,060	975	28,035
Non-cash stock compensation expense	3	1,179	1,182
Mark-to-market adjustment - acquisition-related obligations	—	9,361	9,361
Accretion on asset retirement obligations	3,398	2,556	5,954
Amortization of acquired intangibles, net	4,796	952	5,748
Adjusted EBITDA	$513,301	$(9,640)	$503,661

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

The Company markets produced, processed and purchased coal to customers in the United States and in international markets. Revenue is tracked within the Company’s accounting records based on the product destination. The following tables present additional information on our revenues and top customers:

	Three Months Ended March 31,
	2023	2022
Total coal revenues	$906,698	$1,069,738
Total revenues	$911,235	$1,071,964
Export coal revenues	$678,131	$894,525
Export coal revenues as % of total coal revenues	75%	84%
Countries with export coal revenue exceeding 10% of total revenues	India	India
Top customer as % of total revenues	17%	29%
Top 10 customers as % of total revenues	78%	73%
Number of customers exceeding 10% of total revenues	4	1

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	As of March 31,
	2023	2022
Number of customers exceeding 10% of total trade accounts receivable, net	3	1

(17) Subsequent Events

On May 3, 2023, the Board declared a quarterly cash dividend of $0.50 per share which will be payable on July 5, 2023 for holders of record as of June 15, 2023. The quarterly cash dividend was increased from the previous quarterly cash dividend of $0.44 per share.

Refer to Note 6 for information regarding the Company’s dividend program.

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

MSHA. The United States Mine Safety and Health Administration, which has responsibility for developing and enforcing safety and health rules for U.S. mines.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides a narrative of our results of operations and financial condition for the three months ended March 31, 2023 and 2022. The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and related notes and risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

The following discussion includes forward-looking statements about our business, financial condition and results of operations, including discussions about management’s expectations for our business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and in light of recent events and trends, and you should not construe these statements either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause our actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. See “Cautionary Statement Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.”

Market Overview

Since the beginning of 2023, metallurgical coal markets have softened amid broader recessionary concerns, uneven recoveries in manufacturing demand, and, most recently, economic unease stemming from the regional banking failures in March. Persistent inflation and rising interest rate environments in many economies, including the United States, have hampered steel demand. As global geopolitical issues persist, the strength of China’s reopening after its years-long, strict zero-COVID policy is a factor that will influence demand. Additionally, the duration and potential outcome of Russia’s war in Ukraine could significantly impact Europe’s resiliency and growth prospects.

Despite these uncertainties, the World Steel Association’s (“WSA”) most recent Short Range Outlook projects a 2.3% rebound in steel demand this year, bringing expected global demand to 1.82 billion metric tons. The organization expects steel demand of 1.85 billion metric tons in 2024, a further increase of 1.7%, likely led by manufacturing and accelerating growth in most regions with the exception of China, where WSA expects deceleration due to population decline.

Metallurgical coal indices ended the first quarter roughly flat from where they began the 2023 calendar year, with additional softening occurring after the quarter end. In the case of all four indices Alpha closely monitors, pricing meaningfully increased in mid-February before declining to roughly the same level on March 31, 2023 as at the beginning of January. The Australian Premium Low Volatile index increased from $294.50 per metric ton on January 1, 2023 to $301.00 per ton at quarter close. The U.S. East Coast Low Volatile index increased from $280.00 per metric ton on January 1, 2023 to $287.00 per metric ton on March 31, 2023. The U.S. East Coast High Volatile A index moved from $276.00 per metric ton at the start of the first quarter to $285.00 per metric ton at the end of March. Over the course of the quarter, the U.S. East Coast High Volatile B index fell ten dollars, from $275.00 per metric ton at the beginning of January to $265.00 per metric ton at the end of March. Throughout April, all four indices have softened from their quarter-close levels. As of April 27, 2023, Australian Premium Low Volatile has decreased to $231.50 per metric ton and U.S. East Coast Low Volatile has dropped to $246.00 per metric ton. The U.S. East Coast High Volatile A and High Volatile B indices were $236.00 per ton and $220.00 per ton, respectively, on the same date.

Economic uncertainty across the globe continued to impact manufacturing production in the first quarter. The world Purchasing Managers’ Index (“PMI”) declined slightly to 49.6 in March 2023, from 49.9 in February, marking the seventh month in a row the metric remained below the 50.0 level in contractionary territory. PMI for Europe dropped to 47.3 in March from a February level of 48.5. Challenging operating conditions in Brazil brought down its PMI to 47.0 in March from 49.2 in the prior month. While neutral at 50.0, China’s March PMI represented a slowing of growth month-over-month, down from an eight-month high of 51.6 in February. Conversely, the United States PMI index rose for the third month in a row, moving up to 49.2 in March from a February level of 47.3. Lastly, India, a key market for Alpha, continued to show strength with reported increases in new business placed with Indian manufacturers and a March PMI of 56.4, up from 55.3 in February.

As compiled by the WSA, March 2023 global crude steel production of 165.1 million metric tons represented a 1.7% increase from March 2022, led by an increase in production in the Asia and Oceania region. Specifically, China, the world’s largest steel-producing country, produced 95.7 million metric tons in March 2023, 6.9% more than its year-ago March production level. At 11.4 million metric tons, India’s March production was 2.7% more than in March 2022. Other regions across the globe posted year-over-year declines in production, like the European Union, which produced 11.9 million metric tons in March 2023, a drop of 5.6% from March 2022. North America’s 9.3 million metric tons of production represented a 2.6% decline year-over-year, while South America produced 3.5 million metric tons, a decrease of 7.6% compared to the prior year period. Both Japan and the United States posted single-digit percentage declines, 5.9% and 2.1%, respectively, from their March 2022 production levels.

The American Iron and Steel Institute’s capacity utilization rate for U.S. steel mills was 75.6% for the week ending April 22, 2023. This is down in comparison to the year-ago period of the week ended April 22, 2022, when the capacity utilization rate was 81.9%.

In the seaborne thermal market, the API2 index continued its several-month decline, moving from $188.05 per metric ton on January 3, 2023 to $138.00 per metric ton as of March 31, 2023.

Business Overview

We are a Tennessee-based mining company with operations across Virginia and West Virginia. With customers across the globe, high-quality reserves and significant port capacity, we are a leading supplier metallurgical coal products to the steel industry. We operate high-quality, cost-competitive coal mines across the CAPP coal basin. As of March 31, 2023, our operations consisted of twenty-two active mines and eight coal preparation and load-out facilities, with approximately 3,950 employees. We produce, process, and sell met coal and thermal coal. We also sell coal produced by others, some of which is processed and/or blended with coal produced from our mines prior to resale, with the remainder purchased for resale. As of December 31, 2022, we had 336.7 million tons of reserves, which included 322.7 million tons of proven and probable metallurgical reserves and 14.0 million tons of proven and probable thermal reserves. Additionally, we had approximately 527.3 million tons of in situ bituminous coal resources.

For the three months ended March 31, 2023 and 2022, sales of met coal were 3.5 million tons and 3.5 million tons, respectively, and accounted for approximately 90% and 88%, respectively, of our coal sales volume. Sales of thermal coal were 0.4 million tons and 0.5 million tons, respectively, and accounted for approximately 10% and 12%, respectively, of our coal sales volume.

Our sales of met coal were made primarily to steel companies in the northeastern and midwestern regions of the United States and in several countries in Asia, Europe, and the Americas. Our sales of thermal coal were made primarily to large utilities and industrial customers throughout the United States. For the three months ended March 31, 2023 and 2022 approximately 75% and 84%, respectively, of our coal revenues were derived from coal sales made to customers outside the United States.

In addition, we generate other revenues from equipment sales, rentals, terminal and processing fees, coal and environmental analysis fees, royalties and the sale of natural gas. We also record freight and handling fulfillment revenue within coal revenues for freight and handling services provided in delivering coal to certain customers, which are a component of the contractual selling price.

As of March 31, 2023, we have one reportable segment: Met. Our Met segment operations consist of high-quality met coal mines, including Deep Mine 41, Road Fork 52, Black Eagle, and Lynn Branch. The coal produced by our Met segment operations is predominantly met coal with some amounts of thermal coal being produced as a byproduct of mining. In addition to the one reportable segment, our All Other category includes general corporate overhead and corporate assets and liabilities, our former CAPP - Thermal operations consisting of one active mine and one preparation plant in West Virginia, and the elimination of certain intercompany activity, as well as expenses associated with certain idled/closed mines. Refer to Note 16 to our Condensed Consolidated Financial Statements for additional disclosures on reportable segments, geographic areas, and export coal revenue information.

As discussed in the “Market Overview” presented above, continued recessionary pressure and weakening economic conditions alongside the ongoing war between Russia and Ukraine and the intensifying European energy crisis have influenced metallurgical coal markets. As a result, our three months ended March 31, 2023 results of operations were impacted by the coal indices’ drop from their early-2022 historic highs. However, as further discussed in the “Results of Operations” presented below, our three months ended March 31, 2023 results of operations still remain strong from a historical average perspective.

Other Business Developments

In January 2023, our subsidiary Maxxim Rebuild Co., LLC (“Maxxim”) completed a series of transactions to acquire a number of coal trucks and related equipment and facilities to secure trucking services for our operations.

Factors Affecting Our Results of Operations

Sales Agreements. We manage our commodity price risk for coal sales through the use of coal supply agreements. As of April 27, 2023, we had sales commitments for 2023 as follows:

	Tons	% Priced	Average Realized Price per Ton
Met - Domestic			$193.26
Met - Export			$220.89
Met Total	15.5 million	51%	$203.86
Thermal	1.6 million	75%	$108.77
Met Segment	17.1 million	53%	$191.28
All Other	0.5 million	100%	$88.74

Realized Pricing. Our realized price per ton of coal is influenced by many factors that vary by region, including (i) coal quality, which includes energy (heat content), sulfur, ash, volatile matter and moisture content; (ii) differences in market conventions concerning transportation costs and volume measurement; and (iii) regional supply and demand.
Costs. Our results of operations are dependent upon our ability to maximize productivity and control costs. Our primary expenses are for operating supply costs, repair and maintenance expenditures, costs of purchased coal, royalties, wages and benefits, freight and handling costs and taxes incurred in selling our coal. The principal goods and services we use in our operations include maintenance and repair parts and services, electricity, fuel, roof control and support items, explosives, tires, conveyance structures, ventilation supplies and lubricants. Our management strives to aggressively control costs and improve operating performance to mitigate external cost pressures. We experience volatility in operating costs related to fuel, explosives, steel, tires, contract services and healthcare, among others, and take measures to mitigate the increases in these costs at all operations. We have a centralized sourcing group for major supplier contract negotiation and administration, for the negotiation and purchase of major capital goods, and to support the business units. We promote competition between suppliers and seek to develop relationships with suppliers that focus on lowering our costs. We seek suppliers who identify and concentrate on implementing continuous improvement opportunities within their area of expertise. To the extent upward pressure on costs exceeds our ability to realize sales increases, or if we experience unanticipated operating or transportation difficulties, our operating margins would be negatively impacted. We may also experience difficult geologic conditions, delays in obtaining permits, labor shortages, unforeseen equipment problems, and unexpected shortages of critical materials such as tires, fuel and explosives that may result in adverse cost increases and limit our ability to produce at forecasted levels.

Results of Operations

Our results of operations for the three months ended March 31, 2023 and 2022 are discussed in these “Results of Operations” presented below. Certain immaterial amounts for the three months ended March 31, 2022 have been recast to reclassify discontinued operations and present the related amounts within continuing operations as part of the All Other category.

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Revenues

The following table summarizes information about our revenues during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands, except for per ton data)	2023	2022	$ or Tons	%
Coal revenues	$906,698	$1,069,738	$(163,040)	(15.2)%
Other revenues	4,537	2,226	2,311	103.8%
Total revenues	$911,235	$1,071,964	$(160,729)	(15.0)%

Tons sold	3,915	4,048	(133)	(3.3)%

Coal revenues. Coal revenues decreased $163.0 million, or 15.2%, for the three months ended March 31, 2023 compared to the prior year period. The decrease was primarily due to lower coal sales realizations within our Met segment as pricing moderated from the higher levels experienced during the prior year. The elevated coal sales pricing environment in the prior year period was driven by increased coal demand, resulting from improved economic activity, coupled with limited supply response. Refer to the “Non-GAAP Coal revenues” section below for further detail on coal revenues for the three months ended March 31, 2023 compared to the prior year period.

Cost and Expenses

The following table summarizes information about our costs and expenses during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2023	2022	$	%
Cost of coal sales (exclusive of items shown separately below)	$539,137	$555,342	$(16,205)	(2.9)%
Depreciation, depletion and amortization	29,423	28,035	1,388	5.0%
Accretion on asset retirement obligations	6,377	5,954	423	7.1%
Amortization of acquired intangibles, net	2,197	5,748	(3,551)	(61.8)%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	20,692	15,086	5,606	37.2%
Total other operating loss (income):
Mark-to-market adjustment for acquisition-related obligations	—	9,361	(9,361)	(100.0)%
Other income	(1,092)	(628)	(464)	(73.9)%
Total costs and expenses	$596,734	$618,898	$(22,164)	(3.6)%

Cost of coal sales. Cost of coal sales decreased $16.2 million, or 2.9%, for the three months ended March 31, 2023 compared to the prior year period. The decrease was primarily driven by lower per ton freight and handling, royalty, and severance tax costs as a result of the lower coal pricing environment which more than offset the impact of higher labor and supply costs due to inflationary pressure.
Amortization of acquired intangibles, net. Amortization of acquired intangibles, net decreased $3.6 million, or 61.8%, for the three months ended March 31, 2023 compared to the prior year period. The decrease was primarily driven by accelerated prior period amortization of certain acquired mine permits as a result of an update to the estimated life of the associated mines.

Selling, general and administrative. Selling, general and administrative expenses increased $5.6 million, or 37.2%, for the three months ended March 31, 2023 compared to the prior year period. This increase was primarily related to increases of $1.8 million in incentive pay, $1.7 million in stock compensation expense, $1.0 million in wages and benefits expense, and $0.6 million in professional fees.

Mark-to-market adjustment for acquisition-related obligations. The mark-to-market adjustment for acquisition-related obligations was $9.4 million for the three months ended March 31, 2022. As the royalty period ended on December 31, 2022, there was no mark-to-market adjustment recorded during the three months ended March 31, 2023. Refer to Notes 9 and 11 for additional information on the Contingent Revenue Obligation.

Other (Expense) Income

The following table summarizes information about our other (expense) income during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2023	2022	$	%
Other (expense) income:
Interest expense	$(1,720)	$(13,083)	$11,363	86.9%
Interest income	1,518	184	1,334	725.0%
Equity loss in affiliates	(1,748)	(1,361)	(387)	(28.4)%
Miscellaneous income, net	631	1,676	(1,045)	(62.4)%
Total other expense, net	$(1,319)	$(12,584)	$11,265	89.5%

Interest expense. Interest expense decreased $11.4 million, or 86.9%, for the three months ended March 31, 2023 compared to the prior year period, primarily due to a decrease in debt outstanding.

Income Tax Expense

The following table summarizes information about our income tax expense during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2023	2022	$	%
Income tax expense	$(42,411)	$(39,591)	$(2,820)	(7.1)%

Income taxes. Income tax expense of $42.4 million was recorded for the three months ended March 31, 2023 on income before income taxes of $313.2 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to the permanent impact of percentage depletion and foreign-derived intangible income deductions.

Income tax expense of $39.6 million was recorded for the three months ended March 31, 2022 on income before income taxes of $440.5 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to the decrease in the valuation allowance and the permanent impact of percentage depletion and foreign-derived intangible income deductions. Refer to Note 12 for additional information.

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

Included below are reconciliations of non-GAAP financial measures to GAAP financial measures.

The following tables summarize certain financial information relating to our coal operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$887,007	$19,691	$906,698
Less: Freight and handling fulfillment revenues	(106,252)	(225)	(106,477)
Non-GAAP Coal revenues	$780,755	$19,466	$800,221
Tons sold	3,737	178	3,915
Non-GAAP Coal sales realization per ton	$208.93	$109.36	$204.40

Cost of coal sales (exclusive of items shown separately below)	$522,998	$16,139	$539,137
Depreciation, depletion and amortization - production (1)	28,879	258	29,137
Accretion on asset retirement obligations	3,722	2,655	6,377
Amortization of acquired intangibles, net	2,197	—	2,197
Total Cost of coal sales	$557,796	$19,052	$576,848
Less: Freight and handling costs	(106,252)	(225)	(106,477)
Less: Depreciation, depletion and amortization - production (1)	(28,879)	(258)	(29,137)
Less: Accretion on asset retirement obligations	(3,722)	(2,655)	(6,377)
Less: Amortization of acquired intangibles, net	(2,197)	—	(2,197)
Less: Idled and closed mine costs	(3,578)	(2,620)	(6,198)
Non-GAAP Cost of coal sales	$413,168	$13,294	$426,462
Tons sold	3,737	178	3,915
Non-GAAP Cost of coal sales per ton	$110.56	$74.69	$108.93
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Three Months Ended March 31, 2023
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$887,007	$19,691	$906,698
Less: Total Cost of coal sales (per table above)	(557,796)	(19,052)	(576,848)
GAAP Coal margin	$329,211	$639	$329,850
Tons sold	3,737	178	3,915
GAAP Coal margin per ton	$88.09	$3.59	$84.25

GAAP Coal margin	$329,211	$639	$329,850
Add: Depreciation, depletion and amortization - production (1)	28,879	258	29,137
Add: Accretion on asset retirement obligations	3,722	2,655	6,377
Add: Amortization of acquired intangibles, net	2,197	—	2,197
Add: Idled and closed mine costs	3,578	2,620	6,198
Non-GAAP Coal margin	$367,587	$6,172	$373,759
Tons sold	3,737	178	3,915
Non-GAAP Coal margin per ton	$98.36	$34.67	$95.47
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Three Months Ended March 31, 2022
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$1,054,340	$15,398	$1,069,738
Less: Freight and handling fulfillment revenues	(144,025)	(18)	(144,043)
Non-GAAP Coal revenues	$910,315	$15,380	$925,695
Tons sold	3,780	268	4,048
Non-GAAP Coal sales realization per ton	$240.82	$57.39	$228.68

Cost of coal sales (exclusive of items shown separately below)	$539,282	$16,060	$555,342
Depreciation, depletion and amortization - production (1)	27,060	797	27,857
Accretion on asset retirement obligations	3,398	2,556	5,954
Amortization of acquired intangibles, net	4,796	952	5,748
Total Cost of coal sales	$574,536	$20,365	$594,901
Less: Freight and handling costs	(144,025)	(18)	(144,043)
Less: Depreciation, depletion and amortization - production (1)	(27,060)	(797)	(27,857)
Less: Accretion on asset retirement obligations	(3,398)	(2,556)	(5,954)
Less: Amortization of acquired intangibles, net	(4,796)	(952)	(5,748)
Less: Idled and closed mine costs	(3,604)	(2,671)	(6,275)
Non-GAAP Cost of coal sales	$391,653	$13,371	$405,024
Tons sold	3,780	268	4,048
Non-GAAP Cost of coal sales per ton	$103.61	$49.89	$100.06
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Three Months Ended March 31, 2022
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$1,054,340	$15,398	$1,069,738
Less: Total Cost of coal sales (per table above)	(574,536)	(20,365)	(594,901)
GAAP Coal margin	$479,804	$(4,967)	$474,837
Tons sold	3,780	268	4,048
GAAP Coal margin per ton	$126.93	$(18.53)	$117.30

GAAP Coal margin	$479,804	$(4,967)	$474,837
Add: Depreciation, depletion and amortization - production (1)	27,060	797	27,857
Add: Accretion on asset retirement obligations	3,398	2,556	5,954
Add: Amortization of acquired intangibles, net	4,796	952	5,748
Add: Idled and closed mine costs	3,604	2,671	6,275
Non-GAAP Coal margin	$518,662	$2,009	$520,671
Tons sold	3,780	268	4,048
Non-GAAP Coal margin per ton	$137.21	$7.50	$128.62
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Three Months Ended March 31,		Increase (Decrease)
(In thousands, except for per ton data)	2023	2022	$ or Tons	%
Met segment operations:
Tons sold	3,737	3,780	(43)	(1.1)%
Non-GAAP Coal revenues	$780,755	$910,315	$(129,560)	(14.2)%
Non-GAAP Coal sales realization per ton	$208.93	$240.82	$(31.89)	(13.2)%

All Other category:
Tons sold	178	268	(90)	(33.6)%
Non-GAAP Coal revenues	$19,466	$15,380	$4,086	26.6%
Non-GAAP Coal sales realization per ton	$109.36	$57.39	$51.97	90.6%

Non-GAAP Coal revenues. Met segment operations non-GAAP coal revenues decreased $129.6 million, or 14.2%, for the three months ended March 31, 2023 compared to the prior year period. The decrease was primarily due to a $31.89 per ton, or 13.2%, reduction in average non-GAAP coal sales realization as prices moderated from the higher levels experienced during the first quarter of 2022. The elevated coal sales pricing environment in the prior year period was driven by increased coal demand, resulting from improved economic activity, coupled with limited supply response.

All Other category non-GAAP coal revenues increased $4.1 million, or 26.6%, for the three months ended March 31, 2023 compared to the prior year period as an improved thermal coal pricing environment more than offset a decline in coal sales volumes as our Mammoth mining complex's remaining mine works toward cessation of mining by the end of 2023.

	Three Months Ended March 31,		Increase (Decrease)
(In thousands, except for per ton data)	2023	2022	$	%
Met segment operations:
Non-GAAP Cost of coal sales	$413,168	$391,653	$21,515	5.5%
Non-GAAP Cost of coal sales per ton	$110.56	$103.61	$6.95	6.7%
Non-GAAP Coal margin per ton	$98.36	$137.21	$(38.85)	(28.3)%

All Other category:
Non-GAAP Cost of coal sales	$13,294	$13,371	$(77)	(0.6)%
Non-GAAP Cost of coal sales per ton	$74.69	$49.89	$24.80	49.7%
Non-GAAP Coal margin per ton	$34.67	$7.50	$27.17	362.3%

Non-GAAP Cost of coal sales. Met segment operations non-GAAP cost of coal sales increased $21.5 million, or 5.5%, for the three months ended March 31, 2023 compared to the prior year period. The increase was primarily driven by increased labor and supplies costs due to inflationary pressures, partially offset by reductions in royalties and taxes as a result of a lower coal pricing environment.

All Other category non-GAAP cost of coal sales decreased $0.1 million, or 0.6%, for the three months ended March 31, 2023 compared to the prior year period as the impact of lower coal sales volumes was partially offset by higher non-GAAP cost of coal sales per ton. The increase in non-GAAP cost of coal sales per ton was driven by higher labor and supplies costs due to inflationary pressures, increased royalties and taxes due to the increased thermal coal pricing environment, and the impact of lower sales volumes on fixed costs.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that is presented as a supplemental measure and is not intended to replace financial performance or liquidity measures determined in accordance with GAAP. Moreover, this measure is not calculated identically by all companies and therefore may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is presented because management believes it is a useful indicator of the financial performance of our coal operations. The following tables present a reconciliation of net income to Adjusted EBITDA for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
(In thousands)	Met	All Other	Consolidated
Net income (loss)	$327,214	$(56,443)	$270,771
Interest expense	165	1,555	1,720
Interest income	(188)	(1,330)	(1,518)
Income tax expense	—	42,411	42,411
Depreciation, depletion and amortization	28,879	544	29,423
Non-cash stock compensation expense	19	3,015	3,034
Accretion on asset retirement obligations	3,722	2,655	6,377
Amortization of acquired intangibles, net	2,197	—	2,197
Adjusted EBITDA	$362,008	$(7,593)	$354,415

	Three Months Ended March 31, 2022
(In thousands)	Met	All Other	Consolidated
Net income (loss)	$478,167	$(77,276)	$400,891
Interest expense	49	13,034	13,083
Interest income	(172)	(12)	(184)
Income tax expense	—	39,591	39,591
Depreciation, depletion and amortization	27,060	975	28,035
Non-cash stock compensation expense	3	1,179	1,182
Mark-to-market adjustment - acquisition-related obligations	—	9,361	9,361
Accretion on asset retirement obligations	3,398	2,556	5,954
Amortization of acquired intangibles, net	4,796	952	5,748
Adjusted EBITDA	$513,301	$(9,640)	$503,661

The following table summarizes Adjusted EBITDA for our Met segment operations and All Other category:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2023	2022	$	%
Adjusted EBITDA
Met segment operations	$362,008	$513,301	$(151,293)	(29.5)%
All Other category	(7,593)	(9,640)	2,047	21.2%
Total	$354,415	$503,661	$(149,246)	(29.6)%

Met segment operations. Adjusted EBITDA decreased $151.3 million, or 29.5%, for the three months ended March 31, 2023 compared to the prior year period. The decrease in Adjusted EBITDA was primarily driven by decreased coal margin and lower non-GAAP coal sales realization per ton in the current period.

All Other category. Adjusted EBITDA increased $2.0 million, or 21.2%, for the three months ended March 31, 2023 compared to the prior year period. The increase in Adjusted EBITDA was primarily driven by increased coal margin and higher non-GAAP coal sales realization per ton in the current period.

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
We believe that cash on hand and cash generated from our operations will be sufficient to meet our working capital requirements, anticipated capital expenditures, income taxes, debt service requirements, acquisition-related obligations, and reclamation obligations for the next 12 months and the reasonably foreseeable future. We may also use cash in accordance with our share repurchase program and dividend program. We rely on a number of assumptions in budgeting for our future activities. These include the costs for mine development to sustain capacity of our operating mines, our cash flows from operations, effects of regulation and taxes by governmental agencies, mining technology improvements and reclamation costs. These assumptions are inherently subject to significant business, political, economic, regulatory, environmental and competitive uncertainties, pending and existing climate-related initiatives, contingencies and risks, all of which are difficult to predict and many of which are beyond our control. For example, if the new authorization process for all self-insured coal mine operators is adopted, it would substantially increase the collateral required to secure our self-insured federal black lung obligations. Refer to the DCMWC Reauthorization Process section below for more information. Increased scrutiny of ESG matters specific to the coal sector could negatively influence our ability to raise capital in the future and result in a reduced number of surety and insurance providers. We may need to raise additional funds if market conditions deteriorate, and we may not be able to do so in a timely fashion, on terms acceptable to us, or at all; one or more of our assumptions prove to be incorrect or if we choose to expand our acquisition, exploration, appraisal, or development efforts or any other activity more rapidly than we presently anticipate. Additionally, we may elect to raise additional funds before we need them if the conditions for raising capital are favorable. We may seek to sell equity or debt securities or obtain additional bank credit facilities. The sale of equity securities could result in dilution to our stockholders. The incurrence of additional indebtedness could result in increased fixed obligations and additional covenants that could restrict our operations.

Liquidity

The following table summarizes our total liquidity as of March 31, 2023:

(in thousands)	March 31, 2023
Cash and cash equivalents	$222,507
Credit facility availability (1)	93,123
Total liquidity	$315,630
(1) Comprised of our unused commitments available under the Second Amended and Restated Asset-Based Revolving Credit
Agreement (the “ABL Agreement”), subject to limitations described therein.

Cash Collateral

We are required to provide cash collateral to secure our obligations under certain workers’ compensation, black lung, reclamation-related obligations, financial payments and other performance obligations, and other operating agreements. Future regulatory changes relating to these obligations could result in increased obligations, additional costs, or additional collateral requirements which could require greater use of alternative sources of funding for this purpose, which would reduce our liquidity. Refer to the DCMWC Reauthorization Process section below for information related to the new authorization process for self-insured coal mine operators being implemented by the U.S. Department of Labor (Division of Coal Mine Workers’ Compensation). As of March 31, 2023, we had the following cash collateral on our Condensed Consolidated Balance Sheets:

(in thousands)	March 31, 2023
Long-term restricted cash	$50,931
Long-term restricted investments	90,428
Short-term and long-term deposits (1)	7,472
Total cash collateral	$148,831
(1) Includes $6,602 related to our dividend payable. Refer to Note 6 for additional information.

Off-Balance Sheet Arrangements

We are required to provide financial assurance in order to perform the post-mining reclamation required by our mining permits, pay workers’ compensation claims under workers’ compensation laws in various states, pay federal black lung benefits, and perform certain other obligations. In order to provide the required financial assurance, we generally use surety bonds for post-mining reclamation and workers’ compensation obligations. We also use bank letters of credit to collateralize certain obligations. As of March 31, 2023, we had the following outstanding surety bonds and letters of credit:

(in thousands)	March 31, 2023
Surety bonds	$166,543
Letters of credit (1)	$61,927
(1) The letters of credit outstanding are under the ABL Agreement dated December 6, 2021 and the Credit and Security Agreement dated June 30, 2017, and related amendments, between ANR, Inc. and First Tennessee Bank National Association.

Refer to Note 15, part (c) for further disclosures on off-balance sheet arrangements.

Debt Financing and Related Transactions

The ABL Agreement includes a senior secured asset-based revolving credit facility (the “ABL Facility”). Under the ABL Facility, we may borrow cash or obtain letters of credit, on a revolving basis, in an aggregate amount of up to $155.0 million, of which no more than $150.0 million may represent outstanding letters of credit ($125.0 million on a committed basis and another $25.0 million on an uncommitted cash collateralized basis) with the facility having a maturity date of December 6, 2024. Availability under the ABL Facility is calculated on a monthly basis and fluctuates based on qualifying amounts of coal inventory and trade accounts receivable (the “Borrowing Base”) and the facility's covenant limitations related to our Fixed

Charge Coverage Ratio (refer to “Analysis of Material Debt Covenants” below). In accordance with terms of the ABL Facility, we may be required to cash collateralize the ABL Facility to the extent outstanding borrowings and letters of credit under the ABL Facility exceed the Borrowing Base after considering covenant limitations.

Refer to Note 8 for additional disclosures on long-term debt.

Acquisition-Related Obligations

During the first quarter of 2023, we paid the final calculated payment pursuant to terms of the Contingent Revenue Obligation. At March 31, 2023, we had $0.4 million of acquisition-related obligations outstanding. Refer to Note 9 for additional disclosures on acquisition-related obligations.

Capital Requirements

Our capital expenditures for the three months ended March 31, 2023 were $74.2 million. We expect to spend between $250.0 million and $280.0 million on capital expenditures during 2023.

Contractual Obligations

Our contractual obligations are discussed in the “Liquidity and Capital Resources—Contractual Obligations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to our contractual obligations during the three months ended March 31, 2023.

Refer to Note 8, Note 9, and Note 15 for additional disclosures on long-term debt, acquisition-related obligations, and other commitments, respectively.

Business Updates
We continually strive to enhance our capital structure and financial flexibility and reduce cash outflows from operations. As opportunities arise, we will continue to consider the possibility of the refinancing, repayment or repurchase of any outstanding debt and amendment of our credit facility, and may consider the sale of other assets or businesses, and such other measures as we believe circumstances warrant. We may decide to pursue or not pursue these opportunities at any time. Access to additional funds from liquidity-generating transactions or other sources of external financing is subject to market conditions and certain limitations, including our credit rating and covenant restrictions in our credit facilities.

As a regular part of our business, we review opportunities for, and engage in discussions and negotiations concerning, the acquisition or disposition of coal mining and related infrastructure assets and interests in coal mining companies, and acquisitions or dispositions of, or combinations or other strategic transactions involving, companies with coal mining or other energy assets. When we believe that these opportunities are consistent with our strategic plans and our acquisition or disposition criteria, we will make bids or proposals and/or enter into letters of intent and other similar agreements. These bids or proposals, which may be binding or non-binding, are customarily subject to a variety of conditions and usually permit us to terminate the discussions and any related agreement if, among other things, we are not satisfied with the results of due diligence. Any acquisition opportunities we pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness, seek equity capital or both. There can be no assurance that additional financing will be available on terms acceptable to us, or at all.

Income Taxes

As of March 31, 2023, the Company has recorded federal income taxes payable of $14.9 million. Refer to Note 12 for further disclosures related to income taxes.

Pension Plans

We expect to contribute $16.4 million to the pension plans in the remainder of 2023, which includes amounts above the estimated minimum required contributions for the 2023 plan year. Refer to Note 13 for further disclosures related to this obligation.

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

The reauthorization process provided us with the right to appeal the security determination in writing within 30 days of the date of the notification, which appeal period the DCMWC agreed to extend to May 22, 2020, and we exercised this right of appeal. We strongly disagree with the DCMWC’s substantially higher collateral determination and the methodology through which the calculation was derived. In February 2021, the U.S. Department of Labor (“DOL”) withdrew its Federal Register notice seeking comments on its bulletin describing its new method of calculating collateral requirements. The Department removed the bulletin from its website in May 2021. On February 10, 2022, a telephone conference was held with DCMWC and DOL decision makers wherein we presented facts and arguments in support of our appeal. No ruling has been made on the appeal, but during the call we indicated that we would be willing to allocate an additional $10.0 million in collateral. If our appeal is unsuccessful, we may be required to provide additional letters of credit in order to receive self-insurance reauthorization from the DCMWC or insure these black lung obligations through a third-party provider, which would likely also require us to provide additional collateral. In January 2023, the DOL proposed for public comment new regulations which, if adopted, would substantially increase the collateral required to secure self-insured federal black lung obligations. Under the proposed 120% minimum collateral requirement, we estimate we could be required to provide approximately $80.0 million to $100.0 million of collateral to secure certain of our black lung obligations. A significant increase in these collateral obligations would have a materially adverse effect on our liquidity.

Share Repurchase Program

Refer to Note 6 and “Unregistered Sales of Equity Securities and Use of Proceeds” for information on the share repurchase program and the shares repurchased during the current period.

Dividend Program

Refer to Note 6 and Note 17 for information related to our dividend program, the quarterly cash dividend declared during the current period, and the related subsequent event disclosures which includes the declaration of the quarterly cash dividend.

Cash Flows

Cash, cash equivalents, and restricted cash decreased by $82.0 million and increased by $112.9 million over the three months ended March 31, 2023 and 2022, respectively. The net change in cash, cash equivalents, and restricted cash was attributable to the following:

	Three Months Ended March 31,
	2023	2022
Cash flows (in thousands):
Net cash provided by operating activities	$177,387	$336,125
Net cash used in investing activities	(27,891)	(3,552)
Net cash used in financing activities	(231,452)	(219,700)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(81,956)	$112,873

Operating Activities. The decrease in net cash provided by operating activities for the three months ended March 31, 2023 compared to the prior year period was primarily attributable to lower coal sale realizations as discussed above in “Results of Operations” and an increase in net operating assets and liabilities. The increase in net operating assets and liabilities was primarily related to increases in accounts receivable and inventory, partially offset by a reduction in deposits.

Investing Activities. The increase in net cash used in investing activities for the three months ended March 31, 2023 compared to the prior year period was primarily driven by increases in capital expenditures and cash paid for a business acquired, partially offset by an increase in cash from net investment security activity.

Financing Activities. The increase in net cash used in financing activities for the three months ended March 31, 2023 compared to the prior year period was primarily driven by increases in dividends paid and common stock repurchases and related expenses, partially offset by decreases in principal repayments of long-term debt.

Analysis of Material Debt Covenants

We are in compliance with all covenants under the ABL Agreement as of March 31, 2023. A breach of the covenants in the ABL Agreement could result in a default under the terms of such agreement, and the respective lenders could then elect to declare all amounts borrowed due and payable.

Pursuant to the ABL Agreement, during any Liquidity Period (capitalized terms as defined in the ABL Agreement), our Fixed Charge Coverage Ratio cannot be less than 1.0 as of the last day of any Test Period, commencing with the Test Period ended immediately preceding the commencement of such Liquidity Period. The Fixed Charge Coverage Ratio is calculated as (a) Consolidated EBITDA of the Company and its Restricted Subsidiaries for such period, minus non-financed Capital Expenditures (including Capital Expenditures financed with the proceeds of any Loans) paid or payable currently in cash by the Company or any of its Subsidiaries for such period to (b) the Fixed Charges of the Company and its Restricted Subsidiaries during such period. As of March 31, 2023, we were not in a Liquidity Period.

Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other factors and assumptions, including the current economic environment, that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis and adjust such estimates and assumptions as facts and circumstances require. Foreign currency and energy markets, and fluctuations in demand for steel products, have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results may differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
Our critical accounting policies are discussed in the “Critical Accounting Policies and Estimates” section contained in our Annual Report on Form 10-K for the year ended December 31, 2022. Our critical accounting policies remain unchanged at March 31, 2023. Refer to the Recent Accounting Guidance section in Note 1 for further information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

We manage our commodity price risk for coal sales through the use of coal supply agreements. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results of Operations” for information on our sales commitments for 2023.
We have exposure to commodity price risk for supplies that are used directly or indirectly in the normal course of production such as diesel fuel, steel and other items such as explosives. We manage our risk for these items through strategic sourcing contracts in normal quantities with our suppliers.

The market price of diesel fuel fluctuates due to changes in production, seasonality, and other market factors generally outside of our control. Increased fuel costs may have a negative impact on our results of operations and financial condition. As of March 31, 2023, our forecasted diesel fuel usage and fixed price diesel fuel purchase commitments for 2023 are as follows:

	Budgeted Usage in Gallons	% Priced	Average Realized Price per Gallon
Diesel fuel	22.2 million	83.3%	$3.60

Interest Rate Risk

As of March 31, 2023, we maintain a senior secured asset-based revolving credit facility under which we may borrow up to $155.0 million (less amounts outstanding for letters of credit). Any cash borrowings under the facility would bear a floating rate of interest. No cash borrowings were outstanding under the facility as of March 31, 2023 or December 31, 2022. As of March 31, 2023 and December 31, 2022, we had $61.9 million letters of credit outstanding under the facility. Refer to Note 8 for additional information. Also refer to the “Financial Statements and Supplementary Data—Note 14” section contained in our Annual Report on Form 10-K for the year ended December 31, 2022 for discussion on the terms of our long-term debt.

As of March 31, 2023 and December 31, 2022, we had investments in trading securities of $90.4 million and $151.8 million respectively. While the fair value of these investments is exposed to risk with respect to changes in market rates of interest, we do not believe exposure to changes in interest rates is material to our consolidated financial statements. We manage risk by investing in shorter term highly rated debt obligations (primarily U.S. government securities). As of March 31, 2023 and December 31, 2022, the remaining maturities of our acquired debt securities was less than 12 months.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of March 31, 2023. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, together with the cautionary statement under the caption “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. These described risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Policy

Pursuant to the dividend policy adopted by the Board on May 3, 2022, the Board declared a quarterly cash dividend of $0.44 per share on the Company’s common stock during the three months ended March 31, 2023. Refer to Note 17 for subsequent event disclosures related to the Company’s dividend program. The holders of the Company’s common stock are entitled to receive such dividends, if any, when they are declared by the Board. Future dividends are subject to declaration by the Board and depend on Alpha’s future earnings and financial condition and other relevant factors. Refer to Note 6 for further information related to the Company’s dividend program.

Repurchase of Common Stock

The following table summarizes information about shares of common stock that were repurchased during the first quarter of 2023.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (2)(3)(4)
January 1, 2023 through January 31, 2023	315,740	$155.43	278,750	$507,713
February 1, 2023 through February 28, 2023	265,768	$162.37	247,535	$667,659
March 1, 2023 through March 31, 2023	343,753	$158.38	343,753	$613,217
	925,261		870,038
(1) Includes 55,223 common shares repurchased from employees to satisfy the employees’ statutory tax withholdings upon the vesting of stock grants. Shares that are repurchased to satisfy the employees’ statutory tax withholdings are recorded in treasury stock at cost.
(2) On February 21, 2023, the Board approved an increase to the existing common share repurchase program that the Board adopted on March 4, 2022, bringing the total authorization to repurchase the Company’s stock to $1.2 billion. Refer to Note 6 for additional information.
(3) The Company adopted a capital return program in 2019, including a stock repurchase plan with no expiration date that permitted the Company to repurchase up to an aggregate amount of $100 million of the Company's common stock. The Company suspended this stock repurchase plan on October 1, 2019 and does not currently intend to make further repurchases under it.
(4) We cannot estimate the number of shares that will be repurchased because decisions to purchase are subject to market and business conditions, levels of available liquidity, our cash needs, restrictions under agreements or obligations, legal or regulatory requirements or restrictions, and other relevant factors. This amount does not include stock repurchase related fees and excise taxes.

Refer to Note 6 for information about repurchases related to warrants during the current quarter.

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

ALPHA METALLURGICAL RESOURCES, INC.
Date: May 8, 2023	By:	/s/ J. Todd Munsey
	Name:	J. Todd Munsey
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
3.1
Second Amended and Restated Certificate of Incorporation of Alpha Metallurgical Resources, Inc., as amended through January 22, 2021 (Incorporated by reference to Exhibit 3.1 on Form 10-Q of Alpha Metallurgical Resources, Inc. filed on November 5, 2021)

3.2	Fourth Amended and Restated Bylaws of Alpha Metallurgical Resources, Inc. (Incorporated by reference to Exhibit 3.1 on Form 8-K of Alpha Metallurgical Resources, Inc. filed on December 2, 2022)
31*	Certifications Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32**	Certifications Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002
95*	Mine Safety Disclosure Exhibit
101*
The following financial information from Alpha Metallurgical Resources, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
** Furnished herewith