Form 10-Q
period 2023-06-30
Alpha Metallurgical Resources, Inc.
filed 2023-08-04
CIK 1704715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of July 31, 2023: 13,687,474

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
•our indebtedness and potential future indebtedness;
•reclamation and mine closure obligations;

•utilities and steel and coke producers switching to alternative energy sources such as natural gas, renewables and coal from basins where we do not operate;
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

Part I - Financial Information

Item 1. Financial Statements

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Coal revenues	$853,807	$1,334,258	$1,760,505	$2,403,996
Other revenues	4,564	2,154	9,101	4,380
Total revenues	858,371	1,336,412	1,769,606	2,408,376
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	583,514	627,429	1,122,651	1,182,771
Depreciation, depletion and amortization	32,226	27,730	61,649	55,765
Accretion on asset retirement obligations	6,376	5,947	12,753	11,901
Amortization of acquired intangibles, net	2,192	5,747	4,389	11,495
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	17,506	18,158	38,198	33,244
Total other operating loss (income):
Mark-to-market adjustment for acquisition-related obligations	—	4,208	—	13,569
Other income	(1,546)	(1,516)	(2,638)	(2,144)
Total costs and expenses	640,268	687,703	1,237,002	1,306,601
Income from operations	218,103	648,709	532,604	1,101,775
Other (expense) income:
Interest expense	(1,856)	(5,218)	(3,576)	(18,301)
Interest income	2,754	170	4,272	354
Equity loss in affiliates	(3,174)	(2,136)	(4,922)	(3,497)
Miscellaneous (expense) income, net	(874)	1,264	(243)	2,940
Total other expense, net	(3,150)	(5,920)	(4,469)	(18,504)
Income before income taxes	214,953	642,789	528,135	1,083,271
Income tax expense	(33,598)	(68,632)	(76,009)	(108,223)
Net income	$181,355	$574,157	$452,126	$975,048

Basic income per common share	$12.63	$31.24	$30.52	$52.77
Diluted income per common share	$12.16	$29.97	$29.34	$50.39

Weighted average shares – basic	14,362,072	18,380,114	14,814,099	18,476,534
Weighted average shares – diluted	14,910,633	19,158,848	15,410,994	19,349,209

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$181,355	$574,157	$452,126	$975,048
Other comprehensive loss, net of tax:
Employee benefit plans:
Amortization of and adjustments to employee benefit costs	(4,165)	(3,976)	(4,792)	(3,201)
Income tax expense	924	—	1,063	—
Total other comprehensive loss, net of tax	(3,241)	(3,976)	(3,729)	(3,201)
Total comprehensive income	$178,114	$570,181	$448,397	$971,847
Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$312,400	$301,906
Short-term investments	—	46,052
Trade accounts receivable, net of allowance for credit losses of $205 and $239 as of June 30, 2023 and December 31, 2022, respectively	432,014	407,210
Inventories, net	270,461	200,574
Short-term deposits	7,001	84,748
Short-term restricted cash	—	24,547
Prepaid expenses and other current assets	56,431	49,384
Total current assets	1,078,307	1,114,421
Property, plant, and equipment, net of accumulated depreciation and amortization of $525,470 and $491,186 as of June 30, 2023 and December 31, 2022, respectively	514,859	442,645
Owned and leased mineral rights, net of accumulated depletion and amortization of $89,403 and $77,333 as of June 30, 2023 and December 31, 2022, respectively	452,501	451,062
Other acquired intangibles, net of accumulated amortization of $45,429 and $53,719 as of June 30, 2023 and December 31, 2022, respectively	50,713	55,102
Long-term restricted investments	75,961	105,735
Long-term restricted cash	71,299	28,941
Deferred income taxes	9,422	11,378
Other non-current assets	104,770	103,195
Total assets	$2,357,832	$2,312,479
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,486	$3,078
Trade accounts payable	106,216	106,037
Acquisition-related obligations – current	296	28,254
Accrued expenses and other current liabilities	185,738	265,256
Total current liabilities	295,736	402,625
Long-term debt	7,761	7,897
Workers’ compensation and black lung obligations	183,003	188,247
Pension obligations	106,844	110,836
Asset retirement obligations	146,817	142,048
Deferred income taxes	33,295	10,874
Other non-current liabilities	17,642	20,197
Total liabilities	791,098	882,724
Commitments and Contingencies (Note 15)
Stockholders’ Equity
Preferred stock - par value $0.01, 5.0 million shares authorized, none issued	—	—
Common stock - par value $0.01, 50.0 million shares authorized, 21.9 million issued and 13.9 million outstanding at June 30, 2023 and 21.7 million issued and 15.5 million outstanding at December 31, 2022	219	217
Additional paid-in capital	818,221	815,442
Accumulated other comprehensive loss	(15,891)	(12,162)
Treasury stock, at cost: 8.0 million shares at June 30, 2023 and 6.2 million shares at December 31, 2022	(949,202)	(649,061)

Retained earnings	1,713,387	1,275,319
Total stockholders’ equity	1,566,734	1,429,755
Total liabilities and stockholders’ equity	$2,357,832	$2,312,479

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net income	$452,126	$975,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	61,649	55,765
Amortization of acquired intangibles, net	4,389	11,495
Amortization of debt issuance costs and accretion of debt discount	1,060	7,231
Mark-to-market adjustment for acquisition-related obligations	—	13,569
Gain on disposal of assets	(5,578)	(2,172)
Accretion on asset retirement obligations	12,753	11,901
Employee benefit plans, net	6,463	232
Deferred income taxes	25,440	12,617
Stock-based compensation	6,679	2,583
Equity loss in affiliates	4,922	3,497
Other, net	(66)	567
Changes in operating assets and liabilities	(75,231)	(290,277)
Net cash provided by operating activities	494,606	802,056
Investing activities:
Capital expenditures	(129,111)	(70,012)
Proceeds from disposal of assets	6,839	2,511
Cash paid for business acquired	(11,919)	—
Purchases of investment securities	(158,835)	(127,831)
Sales and maturities of investment securities	236,650	60,945
Capital contributions to equity affiliates	(14,943)	(8,525)
Other, net	18	(4,237)
Net cash used in investing activities	(71,301)	(147,149)
Financing activities:
Principal repayments of long-term debt	(1,050)	(450,362)
Dividend and dividend equivalents paid	(92,649)	—
Common stock repurchases and related expenses	(301,201)	(194,950)
Proceeds from exercise of warrants	559	4,486
Other, net	(659)	(195)
Net cash used in financing activities	(395,000)	(641,021)
Net increase in cash and cash equivalents and restricted cash	28,305	13,886
Cash and cash equivalents and restricted cash at beginning of period	355,394	182,614
Cash and cash equivalents and restricted cash at end of period	$383,699	$196,500

Supplemental disclosure of noncash investing and financing activities:
Financing leases and capital financing - equipment	$1,994	$1,426
Accrued capital expenditures	$13,948	$10,703
Accrued common stock repurchases	$6,642	$5,197
Accrued dividend payable	$9,541	$6,977
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	As of June 30,
	2023	2022
Cash and cash equivalents	$312,400	$161,732
Short-term restricted cash	—	9,848
Long-term restricted cash	71,299	24,920
Total cash and cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$383,699	$196,500

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Treasury Stock at Cost	(Accumulated Deficit) Retained Earnings	Total Stockholders’ Equity
Balances, December 31, 2021	$208	$784,743	$(58,503)	$(107,800)	$(71,739)	$546,909
Net income	—	—	—	—	400,891	400,891
Other comprehensive income, net	—	—	775	—	—	775
Stock-based compensation, issuance of common stock for share vesting, and common stock reissuances	1	(391)	—	1,572	—	1,182
Exercise of stock options	—	891	—	—	—	891
Common stock repurchases and related expenses	—	—	—	(23,840)	—	(23,840)
Warrants exercises	1	3,038	—	—	—	3,039
Balances, March 31, 2022	$210	$788,281	$(57,728)	$(130,068)	$329,152	$929,847
Net income	—	—	—	—	574,157	574,157
Other comprehensive loss, net	—	—	(3,976)	—	—	(3,976)
Stock-based compensation, issuance of common stock for share vesting, and common stock reissuances	—	1,249	—	152	—	1,401
Exercise of stock options	—	11	—	—	—	11
Common stock repurchases and related expenses	—	—	—	(192,958)	—	(192,958)
Warrants exercises	6	18,062	—	—	—	18,068
Cash dividend and dividend equivalents declared ($0.375 per share)	—	—	—	—	(6,977)	(6,977)
Balances, June 30, 2022	$216	$807,603	$(61,704)	$(322,874)	$896,332	$1,319,573

Balances, December 31, 2022	$217	$815,442	$(12,162)	$(649,061)	$1,275,319	$1,429,755
Net income	—	—	—	—	270,771	270,771
Other comprehensive loss, net	—	—	(488)	—	—	(488)
Stock-based compensation, issuance of common stock for share vesting, and common stock reissuances	1	(3,444)	—	6,477	—	3,034
Common stock repurchases and related expenses	—	—	—	(148,973)	—	(148,973)
Warrants exercises	—	1,301	—	—	—	1,301
Cash dividend and dividend equivalents declared ($0.44 per share)	—	—	—	—	(6,825)	(6,825)
Balances, March 31, 2023	$218	$813,299	$(12,650)	$(791,557)	$1,539,265	$1,548,575
Net income	—	—	—	—	181,355	181,355
Other comprehensive loss, net	—	—	(3,241)	—	—	(3,241)
Stock-based compensation and issuance of common stock for share vesting	1	3,644	—	—	—	3,645
Common stock repurchases and related expenses	—	—	—	(157,645)	—	(157,645)
Warrants exercises	—	1,278	—	—	—	1,278
Cash dividend and dividend equivalents declared ($0.50 per share)	—	—	—	—	(7,233)	(7,233)
Balances, June 30, 2023	$219	$818,221	$(15,891)	$(949,202)	$1,713,387	$1,566,734
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
The Condensed Consolidated Financial Statements include all wholly-owned subsidiaries’ results of operations for the three and six months ended June 30, 2023 and 2022. All significant intercompany transactions have been eliminated in consolidation.

The accompanying interim Condensed Consolidated Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP as long as the financial statements are not misleading. In the opinion of management, these interim Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or any other period. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Reclassifications
Certain immaterial amounts for the three and six months ended June 30, 2022 in the Condensed Consolidated Financials Statements and notes to the Condensed Consolidated Financials Statements have been recast to reclassify discontinued operations and present the related amounts within continuing operations as part of the All Other category.

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

	Three Months Ended June 30, 2023
	Met Coal	Thermal Coal	Total
Export coal revenues	$580,328	$36,244	$616,572
Domestic coal revenues	225,658	11,577	237,235
Total coal revenues	$805,986	$47,821	$853,807

	Three Months Ended June 30, 2022
	Met Coal	Thermal Coal	Total
Export coal revenues	$1,135,757	$10,246	$1,146,003
Domestic coal revenues	162,483	25,772	188,255
Total coal revenues	$1,298,240	$36,018	$1,334,258

	Six Months Ended June 30, 2023
	Met Coal	Thermal Coal	Total
Export coal revenues	$1,228,260	$66,443	$1,294,703
Domestic coal revenues	435,705	30,097	465,802
Total coal revenues	$1,663,965	$96,540	$1,760,505

	Six Months Ended June 30, 2022
	Met Coal	Thermal Coal	Total
Export coal revenues	$2,023,763	$16,765	$2,040,528
Domestic coal revenues	322,470	40,998	363,468
Total coal revenues	$2,346,233	$57,763	$2,403,996

Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied as of June 30, 2023:

	Remainder of 2023	2024	2025	2026	2027	Total
Estimated coal revenues	$86,842	$37,250	$—	$—	$—	$124,092

(3) Accumulated Other Comprehensive Loss
The following tables summarize the changes to accumulated other comprehensive loss during the six months ended June 30, 2023 and 2022:

	Balance January 1, 2023	Other comprehensive loss before reclassifications	Amounts reclassified from accumulated other comprehensive loss	Balance June 30, 2023
Employee benefit costs	$(12,162)	$(2,825)	$(904)	$(15,891)

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Balance January 1, 2022	Other comprehensive loss before reclassifications	Amounts reclassified from accumulated other comprehensive loss	Balance June 30, 2022
Employee benefit costs	$(58,503)	$(4,837)	$1,636	$(61,704)

The following table summarizes the amounts reclassified from accumulated other comprehensive loss and the Condensed Consolidated Statements of Operations line items affected by the reclassification during the three and six months ended June 30, 2023 and 2022:

Details about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss				Affected line item in the Condensed Consolidated Statements of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Employee benefit costs:
Amortization of net actuarial (gain) loss (1)	$(535)	$871	$(1,162)	$1,655	Miscellaneous (expense) income, net
Settlement (1)	—	(10)	—	(19)	Miscellaneous (expense) income, net
Total before income tax	$(535)	$861	$(1,162)	$1,636
Income tax	119	—	258	—	Income tax expense
Total, net of income tax	$(416)	$861	$(904)	$1,636
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

For the three and six months ended June 30, 2023, 7,441 and 3,721 stock-based instruments, respectively, were excluded from the computation of dilutive net income per common share because they would have been anti-dilutive. For the three and six months ended June 30, 2022, no warrants, stock options, or other stock-based instruments were excluded from the computation of dilutive net income per common share because they would have been anti-dilutive. When applying the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share are higher than the Company’s average stock price during an applicable period.

The following table presents the net income per common share for the three and six months ended June 30, 2023 and 2022:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic
Net income	$181,355	$574,157	$452,126	$975,048
Weighted average common shares outstanding - basic	14,362,072	18,380,114	14,814,099	18,476,534
Net income per common share - basic	$12.63	$31.24	$30.52	$52.77

Diluted
Weighted average common shares outstanding - basic	14,362,072	18,380,114	14,814,099	18,476,534
Dilutive effect of warrants	135,436	323,087	146,870	383,180
Dilutive effect of stock options	1,933	5,544	1,966	6,331
Dilutive effect of other stock-based instruments	411,192	450,103	448,059	483,164
Weighted average common shares outstanding - diluted	14,910,633	19,158,848	15,410,994	19,349,209
Net income per common share - diluted	$12.16	$29.97	$29.34	$50.39

(5) Inventories, net
Inventories, net consisted of the following:

	June 30, 2023	December 31, 2022
Raw coal	$48,289	$57,382
Saleable coal	155,788	91,474
Materials, supplies and other, net	66,384	51,718
Total inventories, net	$270,461	$200,574

(6) Capital Stock

Share Repurchase Program

On February 21, 2023, the Company’s Board of Directors (the “Board”) approved a $200,000 increase to the existing common share repurchase program that the Board adopted on March 4, 2022, bringing the total authorization to repurchase the Company’s stock to $1,200,000. As of June 30, 2023, the Company had repurchased an aggregate of 5,431,356 shares under the plan for an aggregate purchase price of approximately $809,320 (comprised of $809,157 of share repurchases and $163 of related fees). The Company has also accrued a stock repurchase excise tax of $2,627 related to the share repurchase program as of June 30, 2023, which is recorded in treasury stock at cost.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
Dividend Program

Pursuant to the dividend policy adopted by the Board on May 3, 2022, the Board declared the following quarterly cash dividends on the Company’s common stock during the six months ended June 30, 2023:

Dividend per share	Dividend Paid (1)	Declaration Date	Holders of Record Date	Payable Date
$0.44	$6,602	February 21, 2023	March 15, 2023	April 3, 2023
$0.50	$7,001	May 3, 2023	June 15, 2023	July 5, 2023
(1) Excludes dividend equivalents paid or accrued of $455 as of June 30, 2023. As of June 30, 2023, a related $7,001 balance was held on deposit to facilitate the dividend payment on July 5, 2023.

Refer to Note 17 for subsequent event disclosures related to the Company’s dividend program.

Warrants

On July 26, 2016, the Company issued 810,811 warrants, which are classified as equity instruments. Pursuant to the underlying warrants agreement, the warrants were exercisable for cash or on a cashless basis at any time until 5:00 p.m. Eastern Time on July 26, 2023, and no fractional shares were to be issued upon warrant exercises. Pursuant to the underlying warrants agreement, the exercise price was adjusted from $45.086 per share to $44.972 per share as of the March 15, 2023 dividend record date and to $44.820 per share as of the June 15, 2023 dividend record date, while the warrant share number remained unchanged at 1.20.

As of June 30, 2023, 130,445 warrants remained outstanding, with a total of 156,534 shares underlying the un-exercised warrants. For the three and six months ended June 30, 2023, the Company issued 35,068 and 72,472 shares of common stock, respectively, resulting from exercises of its warrants and, pursuant to the terms of the underlying warrants agreement, withheld 6,647 and 15,161 of the issued shares, respectively, in satisfaction of the warrant exercise price and in lieu of fractional shares, which were subsequently reclassified as treasury stock in the amount of $716 and $1,791, respectively.

As of June 30, 2022, 263,718 warrants were outstanding, with a total of 303,276 shares underlying the un-exercised warrants. For the three and six months ended June 30, 2022, the Company issued 553,296 and 618,157 shares of common stock, respectively, resulting from exercises of its warrants and, pursuant to the terms of the underlying warrants agreement, withheld 168,155 and 168,246 of the issued shares, respectively, in satisfaction of the warrant exercise price and in lieu of fractional shares, which were subsequently reclassified as treasury stock in the amounts of $16,644 and $16,651, respectively.

(7) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2023	December 31, 2022
Wages and benefits	$57,293	$69,458
Workers’ compensation	11,651	11,651
Black lung	9,664	9,664
Taxes other than income taxes	34,672	24,959
Asset retirement obligations	36,146	36,963
Dividend payable	8,742	86,118
Income taxes payable	5,768	—
Freight accrual	10,248	7,181
Other	11,554	19,262
Total accrued expenses and other current liabilities	$185,738	$265,256

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
(8) Long-Term Debt
Long-term debt consisted of the following:

	June 30, 2023	December 31, 2022
Notes payable and other	$6,360	$6,179
Financing leases	4,887	4,796
Total long-term debt	$11,247	$10,975
Less current portion	(3,486)	(3,078)
Long-term debt, net of current portion	$7,761	$7,897

Second Amended and Restated Asset-Based Revolving Credit Agreement

The Second Amended and Restated Asset-Based Revolving Credit Agreement (the “ABL Agreement”) includes a senior secured asset-based revolving credit facility (the “ABL Facility”). Under the ABL Facility, the Company may borrow cash or obtain letters of credit, on a revolving basis, in an aggregate amount of up to $155,000, of which no more than $150,000 may represent outstanding letters of credit ($125,000 on a committed basis and another $25,000 on an uncommitted cash collateralized basis) with the facility having a maturity date of December 6, 2024. As of June 30, 2023 and December 31, 2022, there were no outstanding borrowings under the ABL Facility. As of June 30, 2023 and December 31, 2022, the Company had $61,927 and $61,877 letters of credit outstanding under the ABL Facility, respectively.

The ABL Agreement, as amended, and related documents contain negative and affirmative covenants including certain financial covenants. The Company is in compliance with all covenants under these agreements as of June 30, 2023.

(9) Acquisition-Related Obligations
Acquisition-related obligations consisted of the following:

	June 30, 2023	December 31, 2022
Contingent Revenue Obligation	$—	$27,719
Environmental Settlement Obligation	296	535
Total acquisition-related obligations - current	$296	$28,254

Contingent Revenue Obligation

During the first quarter of 2023, the Company paid the final calculated payment pursuant to terms of the Contingent Revenue Obligation. Refer to Note 11 for further disclosures related to the fair value assignment and methods used.

(10) Asset Retirement Obligations

The following table summarizes the changes in asset retirement obligations for the six months ended June 30, 2023:

Total asset retirement obligations at December 31, 2022	$179,011
Accretion for the period	12,753
Revisions in estimated cash flows	(31)
Expenditures for the period	(8,770)
Total asset retirement obligations at June 30, 2023	182,963
Less current portion (1)	(36,146)
Long-term portion	$146,817
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
The carrying amounts for cash and cash equivalents, trade accounts receivable, net, prepaid expenses and other current assets, restricted cash, deposits, trade accounts payable, accrued expenses and other current liabilities, and environmental settlement obligations approximate fair value as of June 30, 2023 and December 31, 2022 due to the short maturity of these instruments.
The following tables set forth by level, within the fair value hierarchy, the Company’s financial and non-financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2023 and December 31, 2022. Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the determination of fair value for assets and liabilities and their placement within the fair value hierarchy levels.

	June 30, 2023
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities (1)	$75,961	$—	$75,961	$—
(1) Classified as Long-term restricted investments on the Company’s Condensed Consolidated Balance Sheets.

	December 31, 2022
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent Revenue Obligation	$27,719	$—	$—	$27,719
Trading securities (1)	$151,787	$—	$151,787	$—
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

The following tables are reconciliations of the financial and non-financial assets and liabilities that were accounted for at fair value on a recurring basis and that were categorized within Level 3 of the fair value hierarchy:

	December 31, 2022	Payments	Loss (Gain) Recognized in Earnings	Transfer In (Out) of Level 3 Fair Value Hierarchy	June 30, 2023
Contingent Revenue Obligation	$27,719	$(27,719)	$—	$—	$—

	December 31, 2021	Payments	Loss (Gain) Recognized in Earnings (1)	Transfer In (Out) of Level 3 Fair Value Hierarchy	June 30, 2022
Contingent Revenue Obligation	$35,005	$(16,166)	$13,569	$—	$32,408
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

(12) Income Taxes

For the six months ended June 30, 2023, the Company recorded income tax expense of $76,009 on income before income taxes of $528,135. The income tax expense differs from the expected statutory amount primarily due to the permanent impact of percentage depletion and foreign-derived intangible income deductions, partially offset by the impact of state income taxes, net of federal impact. For the six months ended June 30, 2022, the Company recorded income tax expense of $108,223 on income before income taxes of $1,083,271. The income tax expense differs from the expected statutory amount primarily due to the decrease in the valuation allowance and the permanent impact of percentage depletion and foreign-derived intangible income deductions, partially offset by the impact of state income taxes, net of federal impact.

(13) Employee Benefit Plans
The components of net periodic benefit cost (credit) other than the service cost component for black lung are included in the line item miscellaneous income, net in the Condensed Consolidated Statements of Operations.
Pension

The following table details the components of the net periodic benefit cost (credit) for pension obligations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest cost	$6,028	$4,006	$11,986	$7,990
Expected return on plan assets	(5,514)	(7,181)	(10,998)	(14,366)
Amortization of net actuarial loss	228	571	365	1,055
Net periodic benefit cost (credit)	$742	$(2,604)	$1,353	$(5,321)
During the three months ended June 30, 2023, an annual census data actuarial revaluation of pension obligations was performed, which resulted in an increase in the liability for pension obligations of approximately $3,630 with the offset to accumulated other comprehensive loss and a slight increase in net periodic benefit cost to be recognized subsequent to the revaluation date. An annual census data actuarial revaluation of pension obligations was also performed during the three months ended June 30, 2022, which resulted in an increase in the liability for pension obligations of approximately $4,837 with the offset to accumulated other comprehensive loss and a slight decrease in net periodic benefit credit to be recognized subsequent to the revaluation date.

Black Lung

The following table details the components of the net periodic benefit cost for black lung obligations:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Service cost	$513	$660	$1,026	$1,321
Interest cost	1,165	680	2,330	1,360
Expected return on plan assets	(13)	(13)	(26)	(26)
Amortization of net actuarial (gain) loss	(708)	315	(1,416)	629
Net periodic benefit cost	$957	$1,642	$1,914	$3,284

Self-insured Medical Plan

The Company is self-insured for health benefit coverage for all of its active employees. Estimated liabilities for health and medical claims are recorded based on the Company’s historical experience and include a component for incurred but not paid claims. During the three months ended June 30, 2023 and 2022 the Company incurred total expenses of $21,104 and $16,696, respectively, and during the six months ended June 30, 2023 and 2022, the Company incurred total expenses of $39,826 and $31,010, respectively, which primarily include claims processed and an estimate for claims incurred but not paid.

(14) Related Party Transactions
There were no material related party transactions for the six months ended June 30, 2023 or 2022.

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

Coal royalty expense was $45,523 and $72,627 for the three months ended June 30, 2023 and 2022, respectively. Coal royalty expense was $97,024 and $129,970 for the six months ended June 30, 2023 and 2022, respectively.

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
For the three months ended June 30, 2023 and 2022, the Company purchased and sold 206 and 258 tons, respectively, totaling $7,829 and $9,936, respectively, under the Cumberland Back-to-Back Coal Supply Agreements. For the six months

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
ended June 30, 2023 and 2022, the Company purchased and sold 399 and 677 tons, respectively, totaling $15,170 and $26,121, respectively, under the Cumberland Back-to-Back Coal Supply Agreements. As of June 30, 2023, the Cumberland Back-to-Back Coal Supply Agreements have been fully performed.
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

As of June 30, 2023, the Company had $61,927 letters of credit outstanding under the ABL Agreement.

As of June 30, 2023, the Company had outstanding surety bonds with a total face amount of $164,997 to secure various obligations and commitments. To secure the Company’s reclamation-related obligations, the Company has $35,416 of collateral in the form of restricted cash and restricted investments supporting these obligations as of June 30, 2023.

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

Amounts included in restricted cash provide collateral to secure the following obligations:

	June 30, 2023	December 31, 2022
Workers’ compensation and black lung obligations	$60,419	$15,334
Reclamation-related obligations	603	3,220
Financial payments and other performance obligations	10,277	10,387
Contingent Revenue Obligation escrow	—	24,547
Total restricted cash	71,299	53,488
Less current portion	—	(24,547)
Restricted cash, net of current portion	$71,299	$28,941

Amounts included in restricted investments provide collateral to secure the following obligations:

	June 30, 2023	December 31, 2022
Workers’ compensation and black lung obligations	$38,741	$72,136
Reclamation-related obligations	34,813	31,718
Financial payments and other performance obligations	2,407	1,881
Total restricted investments (1)	$75,961	$105,735
(1) Classified as long-term trading securities as of June 30, 2023 and December 31, 2022.

Amounts included in deposits provide collateral to secure the following obligations:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	June 30, 2023	December 31, 2022
Reclamation-related obligations	$—	$102
Financial payments and other performance obligations	—	391
Other operating agreements (1)	7,871	85,618
Total deposits	7,871	86,111
Less current portion	(7,001)	(84,748)
Total deposits, net of current portion (2)	$870	$1,363
(1) Included $7,001 and $84,748 related to the Company’s dividend payable as of June 30, 2023 and December 31, 2022, respectively. Refer to Note 6 for additional information.
(2) Included within Other non-current assets on the Company’s Condensed Consolidated Balance Sheets.

DCMWC Reauthorization Process

In July 2019, the U.S. Department of Labor (Division of Coal Mine Workers’ Compensation or “DCMWC”) began implementing a new authorization process for all self-insured coal mine operators. As requested by the DCMWC, the Company filed an application and supporting documentation for reauthorization to self-insure certain of its black lung obligations in October 2019. As a result of this application, the DCMWC notified the Company in a letter dated February 21, 2020 that the Company was reauthorized to self-insure certain of its black lung obligations for a period of one-year from February 21, 2020. The DCMWC reauthorization is contingent, however, upon the Company’s providing collateral of $65,700 to secure certain of its black lung obligations. This proposed collateral requirement is an increase from the approximate $2,600 in collateral that the Company currently provides to secure these self-insured black lung obligations. The reauthorization process provided the Company with the right to appeal the security determination in writing within 30 days of the date of the notification, which appeal period the DCMWC agreed to extend to May 22, 2020. The Company exercised this right of appeal in connection with the substantial increase in the amount of required collateral. In February 2021, the U.S. Department of Labor (“DOL”) withdrew its Federal Register notice seeking comments on its bulletin describing its new method of calculating collateral requirements. The Department removed the bulletin from its website in May 2021. On February 10, 2022, a telephone conference was held with DCMWC and DOL decision makers wherein the Company presented facts and arguments in support of its appeal. No ruling has been made on the appeal, but during the call the Company indicated that it would be willing to allocate an additional $10,000 in collateral. If the Company’s appeal is unsuccessful, the Company may be required to provide additional letters of credit to receive the self-insurance reauthorization from the DCMWC or alternatively insure these black lung obligations through a third-party provider that would likely also require the Company to provide additional collateral. In January 2023, the DOL proposed for public comment new regulations which, if adopted, would substantially increase the collateral required to secure self-insured federal black lung obligations. Under the proposed 120% minimum collateral requirement, the Company estimates it could be required to provide approximately $80,000 to $100,000 of collateral to secure certain of its black lung obligations. The DOL has indicated that it expects that some form of these new regulations could go into effect in the fourth quarter of 2023. A significant increase in these collateral obligations would have a materially adverse effect on the Company’s liquidity.

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

In addition to the one reportable segment, the All Other category includes general corporate overhead and corporate assets and liabilities, the former CAPP - Thermal operations consisting of one active mine and one preparation plant in West Virginia, and the elimination of certain intercompany activity, as well as expenses associated with certain idled/closed mines. Certain immaterial amounts as of and for the three and six months ended June 30, 2022 in the Condensed Consolidated Financials Statements and notes to the Condensed Consolidated Financials Statements have been recast to reclassify discontinued operations and present the related amounts within continuing operations as part of the All Other category.

Reportable segment operating results are regularly reviewed by the Chief Operating Decision Maker (the “CODM”), who is the Chief Executive Officer of the Company.

Segment operating results and capital expenditures for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30, 2023
	Met	All Other	Consolidated
Total revenues	$837,800	$20,571	$858,371
Depreciation, depletion, and amortization	$31,649	$577	$32,226
Amortization of acquired intangibles, net	$2,192	$—	$2,192
Adjusted EBITDA	$269,095	$(10,601)	$258,494
Capital expenditures	$51,962	$2,901	$54,863

	Three Months Ended June 30, 2022
	Met	All Other	Consolidated
Total revenues	$1,319,941	$16,471	$1,336,412
Depreciation, depletion, and amortization	$27,203	$527	$27,730
Amortization of acquired intangibles, net	$4,795	$952	$5,747
Adjusted EBITDA	$706,232	$(13,362)	$692,870
Capital expenditures	$40,059	$1,807	$41,866

	Six Months Ended June 30, 2023
	Met	All Other	Consolidated
Total revenues	$1,727,738	$41,868	$1,769,606
Depreciation, depletion, and amortization	$60,528	$1,121	$61,649
Amortization of acquired intangibles, net	$4,389	$—	$4,389
Adjusted EBITDA	$631,103	$(18,194)	$612,909
Capital expenditures	$123,576	$5,535	$129,111

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Six Months Ended June 30, 2022
	Met	All Other	Consolidated
Total revenues	$2,375,630	$32,746	$2,408,376
Depreciation, depletion, and amortization	$54,263	$1,502	$55,765
Amortization of acquired intangibles, net	$9,591	$1,904	$11,495
Adjusted EBITDA	$1,219,533	$(23,002)	$1,196,531
Capital expenditures	$67,356	$2,656	$70,012

The following tables present a reconciliation of net income (loss) to Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023
	Met	All Other	Consolidated
Net income (loss)	$231,394	$(50,039)	$181,355
Interest expense	198	1,658	1,856
Interest income	(86)	(2,668)	(2,754)
Income tax expense	—	33,598	33,598
Depreciation, depletion and amortization	31,649	577	32,226
Non-cash stock compensation expense	27	3,618	3,645
Accretion on asset retirement obligations	3,721	2,655	6,376
Amortization of acquired intangibles, net	2,192	—	2,192
Adjusted EBITDA	$269,095	$(10,601)	$258,494

	Three Months Ended June 30, 2022
	Met	All Other	Consolidated
Net income (loss)	$670,801	$(96,644)	$574,157
Interest expense	43	5,175	5,218
Interest income	—	(170)	(170)
Income tax expense	—	68,632	68,632
Depreciation, depletion and amortization	27,203	527	27,730
Non-cash stock compensation expense	—	1,401	1,401
Mark-to-market adjustment - acquisition-related obligations	—	4,208	4,208
Accretion on asset retirement obligations	3,390	2,557	5,947
Amortization of acquired intangibles, net	4,795	952	5,747
Adjusted EBITDA	$706,232	$(13,362)	$692,870

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Six Months Ended June 30, 2023
	Met	All Other	Consolidated
Net income (loss)	$558,608	$(106,482)	$452,126
Interest expense	363	3,213	3,576
Interest income	(274)	(3,998)	(4,272)
Income tax expense	—	76,009	76,009
Depreciation, depletion and amortization	60,528	1,121	61,649
Non-cash stock compensation expense	46	6,633	6,679
Accretion on asset retirement obligations	7,443	5,310	12,753
Amortization of acquired intangibles, net	4,389	—	4,389
Adjusted EBITDA	$631,103	$(18,194)	$612,909

	Six Months Ended June 30, 2022
	Met	All Other	Consolidated
Net income (loss)	$1,148,968	$(173,920)	$975,048
Interest expense	92	18,209	18,301
Interest income	(172)	(182)	(354)
Income tax expense	—	108,223	108,223
Depreciation, depletion and amortization	54,263	1,502	55,765
Non-cash stock compensation expense	3	2,580	2,583
Mark-to-market adjustment - acquisition-related obligations	—	13,569	13,569
Accretion on asset retirement obligations	6,788	5,113	11,901
Amortization of acquired intangibles, net	9,591	1,904	11,495
Adjusted EBITDA	$1,219,533	$(23,002)	$1,196,531

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

The Company markets produced, processed and purchased coal to customers in the United States and in international markets. Revenue is tracked within the Company’s accounting records based on the product destination. The following tables present additional information on our revenues and top customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total coal revenues	$853,807	$1,334,258	$1,760,505	$2,403,996
Total revenues	$858,371	$1,336,412	$1,769,606	$2,408,376
Export coal revenues	$616,572	$1,146,003	$1,294,703	$2,040,528
Export coal revenues as % of total coal revenues	72%	86%	74%	85%
Countries with export coal revenue exceeding 10% of total revenues	India, Brazil	India	India, Brazil	India
Top customer as % of total revenues	12%	33%	12%	31%
Top 10 customers as % of total revenues	71%	77%	72%	74%
Number of customers exceeding 10% of total revenues	2	1	4	1

	As of June 30,
	2023	2022
Number of customers exceeding 10% of total trade accounts receivable, net	2	2

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
(17) Subsequent Events

At 5:00 pm Eastern Time on July 26, 2023 the Company’s Series A Warrants expired pursuant to their terms. Refer to Note 6 for additional information related to the Company’s warrants.

On August 2, 2023, the Board declared a quarterly cash dividend of $0.50 per share which will be payable on October 3, 2023 for stockholders of record as of September 15, 2023. Also on August 2, 2023, the Board determined to end the Company’s fixed dividend program following the quarterly dividend expected to be declared and paid in the fourth quarter of 2023. The Board intends to reallocate funds to the share repurchase program that would have otherwise been used to pay future quarterly dividends. The decision to declare and pay a cash dividend in the fourth quarter of 2023 will be made by the Board and will depend on the Company’s earnings, financial condition and other relevant factors. Refer to Note 6 for information regarding the Company’s dividend program.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides a narrative of our results of operations and financial condition for the three and six months ended June 30, 2023 and 2022. The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and related notes and risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Market Overview

Metallurgical coal markets continue to soften as economies across the globe attempt to find stable footing. As the Russian war in Ukraine persists, inflationary impacts remain, and monetary tightening continues in the United States and Europe, economic indicators, like manufacturing production data, indicate that many regions of the world are still contracting instead of expanding. The recovery growth expected following China’s reopening from its zero-COVID policy has instead been muted, and China’s June producer price index continued its multi-month decline, fueling concerns of economic weakness and possible deflation in the world’s second-largest economy and a significant consumer of steel.

In the second quarter, metallurgical coal indices remained volatile, continuing the downward trajectory of recent quarters. Each of the four indices Alpha closely monitors decreased by 20 percent or more over the course of the second quarter, with all but the Australian Premium Low Volatile index continuing to decline following the quarter close. The Australian Premium Low Volatile index decreased from $300.00 per metric ton at the start of the quarter to $233.00 per ton on June 30, 2023. The U.S. East Coast Low Volatile index decreased from $284.00 per metric ton at the beginning of April to $227.00 per metric ton at the end of the quarter. The U.S. East Coast High Volatile A index dropped from $284.00 per metric ton at the start of the second quarter to $216.00 per metric ton at the end of June. During the second quarter, the U.S. East Coast High Volatile B index decreased from $265.00 per metric ton on April 1, 2023 to $206.00 per metric ton on June 30, 2023. Over the course of July, these three U.S. East Coast indices have further softened slightly from their quarter-close levels, with the Low Volatile, High Volatile A and High Volatile B indices measuring $220.00, $210.00, and $197.00 per ton, respectively, as of July 25, 2023. The Australian Premium Low Volatile had increased from its quarter-close level to $237.00 per metric ton on the same date.

The world Purchasing Managers’ Index (“PMI”) declined from 49.6 in May to a six-month low of 48.8 in June 2023. PMI for Europe dropped to 43.4 in June from 44.8 in May, marking its twelfth consecutive month in contractionary territory. The United States PMI fell to 46.3 in June from a May level of 48.4 and suppressed demand in Brazil brought down its PMI to 46.6 in June from 47.1 in May. China’s slowing of growth and month-over-month declines continued, with June’s PMI at 50.5, down from 50.9 in May. India, a key market for Alpha, marked two years of consecutive above-50.0-level PMI with their June PMI of 57.8, which was down slightly from May’s 58.7. India’s continued expansion represents a consistently bright spot of manufacturing growth that stands in contrast to contractionary levels from many other countries around the globe.

As compiled by the World Steel Association (“WSA”), June 2023 global crude steel production of 158.8 million metric tons represented a slight 0.1% decrease from June 2022. While the overall market was down, the two largest steel producing countries, China and India, both had increases in their production levels. China produced 91.1 million metric tons, 0.4% more than its year-ago June production amount, and India produced 11.2 million metric tons, an increase of 12.9%. The Asia and Oceania region, which contains both India and China, saw an increase of 0.8% with production of 119.7 million metric tons. Three other regions had increases over the prior year for the month of June: Africa (11.5%), Middle East (9.4%), and Russia (5.2%). These increases were offset by decreases across the other four regions. The European Union and South America both had double-digit decreases, 11.1% and 12.4%, respectively. The other two regions, which had single-digit percentage declines, were North America with a 0.5% decline and Europe - Other with a 1.8% decline. The United States had an increase of 0.5% to 6.8 million metric tons produced compared to June 2022.

The American Iron and Steel Institute’s capacity utilization rate for U.S. steel mills was 76.6% for the week ending July 22, 2023. This is down in comparison to the year-ago period of the week ended July 22, 2022, when the capacity utilization rate was 78.1%.

In the seaborne thermal market, the API2 index declined significantly in the second quarter, moving from $146.55 per metric ton on April 1, 2023 to $122.05 per metric ton as of June 30, 2023.

Business Overview

We are a Tennessee-based mining company with operations across Virginia and West Virginia. With customers across the globe, high-quality reserves and significant port capacity, we are a leading supplier of metallurgical coal products to the steel industry. We operate high-quality, cost-competitive coal mines across the CAPP coal basin. As of June 30, 2023, our operations consisted of twenty-two active mines and eight coal preparation and load-out facilities, with approximately 3,980 employees. We produce, process, and sell met coal and thermal coal. We also sell coal produced by others, some of which is processed and/or blended with coal produced from our mines prior to resale, with the remainder purchased for resale. As of December 31, 2022, we had 336.7 million tons of reserves, which included 322.7 million tons of proven and probable metallurgical reserves and 14.0 million tons of proven and probable thermal reserves. Additionally, we had approximately 527.3 million tons of in situ bituminous coal resources.

For the three months ended June 30, 2023 and 2022, sales of met coal were 3.9 million tons and 3.8 million tons, respectively, and accounted for approximately 90% and 87%, respectively, of our coal sales volume. Sales of thermal coal were 0.4 million tons and 0.5 million tons, respectively, and accounted for approximately 10% and 13%, respectively, of our coal sales volume. For the six months ended June 30, 2023 and 2022, sales of met coal were 7.4 million tons and 7.3 million tons, respectively, and accounted for approximately 90% and 88%, respectively, of our coal sales volume. Sales of thermal coal were 0.8 million tons and 1.0 million tons, respectively, and accounted for approximately 10% and 12%, respectively, of our coal sales volume.

Our sales of met coal were made primarily to steel companies in the northeastern and midwestern regions of the United States and in several countries in Asia, Europe, and the Americas. Our sales of thermal coal were made primarily to large utilities and industrial customers both in the United States and across the world. For the three months ended June 30, 2023 and 2022 approximately 72% and 86%, respectively, of our coal revenues were derived from coal sales made to customers outside the United States. For the six months ended June 30, 2023 and 2022 approximately 74% and 85%, respectively, of our coal revenues were derived from coal sales made to customers outside the United States.

In addition, we generate other revenues from equipment sales, rentals, terminal and processing fees, coal and environmental analysis fees, royalties and the sale of natural gas. We also record freight and handling fulfillment revenue within coal revenues for freight and handling services provided in delivering coal to certain customers, which are a component of the contractual selling price.

As of June 30, 2023, we have one reportable segment: Met. Our Met segment operations consist of high-quality met coal mines, including Deep Mine 41, Road Fork 52, Black Eagle, and Lynn Branch. The coal produced by our Met segment operations is predominantly met coal with some amounts of thermal coal being produced as a byproduct of mining. In addition to the one reportable segment, our All Other category includes general corporate overhead and corporate assets and liabilities, our former CAPP - Thermal operations consisting of one active mine and one preparation plant in West Virginia, and the elimination of certain intercompany activity, as well as expenses associated with certain idled/closed mines. Refer to Note 16 to our Condensed Consolidated Financial Statements for additional disclosures on reportable segments, geographic areas, and export coal revenue information.

As discussed in the “Market Overview” presented above, monetary tightening in the United States and Europe, a muted recovery in China, weak economic conditions across the globe, and the ongoing war between Russia and Ukraine have influenced metallurgical coal markets so far in 2023. As a result, our six months ended June 30, 2023 results of operations were impacted by the continued volatility in coal indices.

Other Business Developments

In January 2023, our subsidiary Maxxim Rebuild Co., LLC (“Maxxim”) completed a series of transactions to acquire a number of coal trucks and related equipment and facilities to secure trucking services for our operations.

Factors Affecting Our Results of Operations

Sales Agreements. We manage our commodity price risk for coal sales through the use of coal supply agreements. As of July 27, 2023, we had sales commitments for 2023 as follows:

	Tons	% Priced	Average Realized Price per Ton
Met - Domestic			$193.11
Met - Export			$186.00
Met Total	15.5 million	71%	$189.15
Thermal	1.2 million	100%	$99.67
Met Segment	16.7 million	75%	$178.42
All Other	0.5 million	100%	$90.47

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

Results of Operations

Our results of operations for the three and six months ended June 30, 2023 and 2022 are discussed in these “Results of Operations” presented below. Certain immaterial amounts for the three and six months ended June 30, 2022 have been recast to reclassify discontinued operations and present the related amounts within continuing operations as part of the All Other category.

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

Revenues

The following table summarizes information about our revenues during the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Increase (Decrease)
(In thousands, except for per ton data)	2023	2022	$ or Tons	%
Coal revenues	$853,807	$1,334,258	$(480,451)	(36.0)%
Other revenues	4,564	2,154	2,410	111.9%
Total revenues	$858,371	$1,336,412	$(478,041)	(35.8)%

Tons sold	4,348	4,304	44	1.0%

Coal revenues. Coal revenues decreased $480.5 million, or 36.0%, for the three months ended June 30, 2023 compared to the prior year period. The decrease was primarily due to a 38.3% reduction in coal sales realizations within our Met segment as pricing moderated from the higher levels experienced during the prior year. The elevated coal sales pricing environment in the prior year period was driven by increased coal demand, resulting from improved economic activity, coupled with limited supply response. Refer to the “Non-GAAP Coal revenues” section below for further detail on coal revenues for the three months ended June 30, 2023 compared to the prior year period.

Cost and Expenses

The following table summarizes information about our costs and expenses during the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Increase (Decrease)
(In thousands)	2023	2022	$	%
Cost of coal sales (exclusive of items shown separately below)	$583,514	$627,429	$(43,915)	(7.0)%
Depreciation, depletion and amortization	32,226	27,730	4,496	16.2%
Accretion on asset retirement obligations	6,376	5,947	429	7.2%
Amortization of acquired intangibles, net	2,192	5,747	(3,555)	(61.9)%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	17,506	18,158	(652)	(3.6)%
Total other operating loss (income):
Mark-to-market adjustment for acquisition-related obligations	—	4,208	(4,208)	(100.0)%
Other income	(1,546)	(1,516)	(30)	(2.0)%
Total costs and expenses	$640,268	$687,703	$(47,435)	(6.9)%

Cost of coal sales. Cost of coal sales decreased $43.9 million, or 7.0%, for the three months ended June 30, 2023 compared to the prior year period. The decrease was primarily driven by lower per ton freight and handling, royalty, and severance tax costs as a result of the lower coal pricing environment which more than offset the impact of higher labor and supply costs due to inflationary pressure.
Depreciation, depletion and amortization. Depreciation, depletion and amortization increased $4.5 million, or 16.2%, for the three months ended June 30, 2023 compared to the prior year period. The increase was primarily due to capital expenditures.

Amortization of acquired intangibles, net. Amortization of acquired intangibles, net decreased $3.6 million, or 61.9%, for the three months ended June 30, 2023 compared to the prior year period. The decrease was primarily driven by accelerated prior period amortization of certain acquired mine permits as a result of an update to the estimated life of the associated mines.

Mark-to-market adjustment for acquisition-related obligations. The mark-to-market adjustment for acquisition-related obligations was $4.2 million for the three months ended June 30, 2022. As the royalty period ended on December 31, 2022, there was no mark-to-market adjustment recorded during the three months ended June 30, 2023. Refer to Notes 9 and 11 for additional information on the Contingent Revenue Obligation.

Other (Expense) Income

The following table summarizes information about our other (expense) income during the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Increase (Decrease)
(In thousands)	2023	2022	$	%
Other (expense) income:
Interest expense	$(1,856)	$(5,218)	$3,362	64.4%
Interest income	2,754	170	2,584	1,520.0%
Equity loss in affiliates	(3,174)	(2,136)	(1,038)	(48.6)%
Miscellaneous (expense) income, net	(874)	1,264	(2,138)	(169.1)%
Total other expense, net	$(3,150)	$(5,920)	$2,770	46.8%

Interest expense. Interest expense decreased $3.4 million, or 64.4%, for the three months ended June 30, 2023 compared to the prior year period, primarily due to a reduction in outstanding debt.

Interest income. Interest income increased $2.6 million, or 1,520.0%, for the three months ended June 30, 2023 compared to the prior year period. The increase was primarily due to rising cash balances and an increasing interest rate environment.

Miscellaneous (expense) income, net. Miscellaneous expense, net resulted in a decrease to income of $2.1 million, or 169.1%, for the three months ended June 30, 2023 compared to the prior year period. The decrease was primarily related to the net periodic benefit cost for pension obligations. Refer to Note 13 for additional information.

Income Tax Expense

The following table summarizes information about our income tax expense during the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Increase (Decrease)
(In thousands)	2023	2022	$	%
Income tax expense	$33,598	$68,632	$(35,034)	(51.0)%

Income taxes. Income tax expense of $33.6 million was recorded for the three months ended June 30, 2023 on income before income taxes of $215.0 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to the permanent impact of percentage depletion and foreign-derived intangible income deductions.

Income tax expense of $68.6 million was recorded for the three months ended June 30, 2022 on income before income taxes of $642.8 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to the decrease in the valuation allowance and the permanent impact of percentage depletion and foreign-derived intangible income deductions. Refer to Note 12 for additional information.

Non-GAAP Financial Measures

The discussion below contains “non-GAAP financial measures.” These are financial measures that either exclude or include amounts that are not excluded or included in the most directly comparable measures calculated and presented in accordance with generally accepted accounting principles in the United States (“U.S. GAAP” or “GAAP”). Specifically, we make use of the non-GAAP financial measures “Adjusted EBITDA,” “non-GAAP coal revenues,” “non-GAAP cost of coal sales,” and “non-GAAP coal margin.” We use Adjusted EBITDA to measure the operating performance of our segments and allocate resources to the segments. Adjusted EBITDA does not purport to be an alternative to net income (loss) as a measure of operating performance or any other measure of operating results or liquidity presented in accordance with GAAP. We use non-GAAP coal revenues to present coal revenues generated, excluding freight and handling fulfillment revenues. Non-GAAP coal sales realization per ton for our operations is calculated as non-GAAP coal revenues divided by tons sold. We use non-GAAP cost of coal sales to adjust cost of coal sales to remove freight and handling costs, depreciation, depletion and amortization - production (excluding the depreciation, depletion and amortization related to selling, general and administrative functions), accretion on asset retirement obligations, amortization of acquired intangibles, net, and idled and closed mine costs. Non-GAAP cost of coal sales per ton for our operations is calculated as non-GAAP cost of coal sales divided by tons sold. Non-GAAP coal margin per ton for our coal operations is calculated as non-GAAP coal sales realization per ton for our coal operations less non-

GAAP cost of coal sales per ton for our coal operations. The presentation of these measures should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP.

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

Included below are reconciliations of non-GAAP financial measures to GAAP financial measures.

The following tables summarize certain financial information relating to our coal operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$833,974	$19,833	$853,807
Less: Freight and handling fulfillment revenues	(118,222)	—	(118,222)
Non-GAAP Coal revenues	$715,752	$19,833	$735,585
Tons sold	4,149	199	4,348
Non-GAAP Coal sales realization per ton	$172.51	$99.66	$169.18

Cost of coal sales (exclusive of items shown separately below)	$563,495	$20,019	$583,514
Depreciation, depletion and amortization - production (1)	31,649	287	31,936
Accretion on asset retirement obligations	3,721	2,655	6,376
Amortization of acquired intangibles, net	2,192	—	2,192
Total Cost of coal sales	$601,057	$22,961	$624,018
Less: Freight and handling costs	(118,222)	—	(118,222)
Less: Depreciation, depletion and amortization - production (1)	(31,649)	(287)	(31,936)
Less: Accretion on asset retirement obligations	(3,721)	(2,655)	(6,376)
Less: Amortization of acquired intangibles, net	(2,192)	—	(2,192)
Less: Idled and closed mine costs	(4,022)	(2,389)	(6,411)
Non-GAAP Cost of coal sales	$441,251	$17,630	$458,881
Tons sold	4,149	199	4,348
Non-GAAP Cost of coal sales per ton	$106.35	$88.59	$105.54
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Three Months Ended June 30, 2023
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$833,974	$19,833	$853,807
Less: Total Cost of coal sales (per table above)	(601,057)	(22,961)	(624,018)
GAAP Coal margin	$232,917	$(3,128)	$229,789
Tons sold	4,149	199	4,348
GAAP Coal margin per ton	$56.14	$(15.72)	$52.85

GAAP Coal margin	$232,917	$(3,128)	$229,789
Add: Depreciation, depletion and amortization - production (1)	31,649	287	31,936
Add: Accretion on asset retirement obligations	3,721	2,655	6,376
Add: Amortization of acquired intangibles, net	2,192	—	2,192
Add: Idled and closed mine costs	4,022	2,389	6,411
Non-GAAP Coal margin	$274,501	$2,203	$276,704
Tons sold	4,149	199	4,348
Non-GAAP Coal margin per ton	$66.16	$11.07	$63.64
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Three Months Ended June 30, 2022
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$1,318,661	$15,597	$1,334,258
Less: Freight and handling fulfillment revenues	(156,522)	—	(156,522)
Non-GAAP Coal revenues	$1,162,139	$15,597	$1,177,736
Tons sold	4,050	254	4,304
Non-GAAP Coal sales realization per ton	$286.95	$61.41	$273.64

Cost of coal sales (exclusive of items shown separately below)	$610,224	$17,205	$627,429
Depreciation, depletion and amortization - production (1)	27,202	250	27,452
Accretion on asset retirement obligations	3,390	2,557	5,947
Amortization of acquired intangibles, net	4,795	952	5,747
Total Cost of coal sales	$645,611	$20,964	$666,575
Less: Freight and handling costs	(156,522)	—	(156,522)
Less: Depreciation, depletion and amortization - production (1)	(27,202)	(250)	(27,452)
Less: Accretion on asset retirement obligations	(3,390)	(2,557)	(5,947)
Less: Amortization of acquired intangibles, net	(4,795)	(952)	(5,747)
Less: Idled and closed mine costs	(2,708)	(4,531)	(7,239)
Non-GAAP Cost of coal sales	$450,994	$12,674	$463,668
Tons sold	4,050	254	4,304
Non-GAAP Cost of coal sales per ton	$111.36	$49.90	$107.73
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Three Months Ended June 30, 2022
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$1,318,661	$15,597	$1,334,258
Less: Total Cost of coal sales (per table above)	(645,611)	(20,964)	(666,575)
GAAP Coal margin	$673,050	$(5,367)	$667,683
Tons sold	4,050	254	4,304
GAAP Coal margin per ton	$166.19	$(21.13)	$155.13

GAAP Coal margin	$673,050	$(5,367)	$667,683
Add: Depreciation, depletion and amortization - production (1)	27,202	250	27,452
Add: Accretion on asset retirement obligations	3,390	2,557	5,947
Add: Amortization of acquired intangibles, net	4,795	952	5,747
Add: Idled and closed mine costs	2,708	4,531	7,239
Non-GAAP Coal margin	$711,145	$2,923	$714,068
Tons sold	4,050	254	4,304
Non-GAAP Coal margin per ton	$175.59	$11.51	$165.91
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Three Months Ended June 30,		Increase (Decrease)
(In thousands, except for per ton data)	2023	2022	$ or Tons	%
Met segment operations:
Tons sold	4,149	4,050	99	2.4%
Non-GAAP Coal revenues	$715,752	$1,162,139	$(446,387)	(38.4)%
Non-GAAP Coal sales realization per ton	$172.51	$286.95	$(114.44)	(39.9)%

All Other category:
Tons sold	199	254	(55)	(21.7)%
Non-GAAP Coal revenues	$19,833	$15,597	$4,236	27.2%
Non-GAAP Coal sales realization per ton	$99.66	$61.41	$38.25	62.3%

Non-GAAP Coal revenues. Met segment operations non-GAAP coal revenues decreased $446.4 million, or 38.4%, for the three months ended June 30, 2023 compared to the prior year period. The decrease was primarily due to a $114.44 per ton, or 39.9%, reduction in average non-GAAP coal sales realization as prices moderated from the higher levels experienced during the second quarter of 2022. The elevated coal sales pricing environment in the prior year period was driven by increased coal demand, resulting from improved economic activity, coupled with limited supply response.

All Other category non-GAAP coal revenues increased $4.2 million, or 27.2%, for the three months ended June 30, 2023 compared to the prior year period as an improved thermal coal pricing environment more than offset a decline in coal sales volumes as our Mammoth mining complex's remaining mine works toward cessation of mining.

	Three Months Ended June 30,		Increase (Decrease)
(In thousands, except for per ton data)	2023	2022	$	%
Met segment operations:
Non-GAAP Cost of coal sales	$441,251	$450,994	$(9,743)	(2.2)%
Non-GAAP Cost of coal sales per ton	$106.35	$111.36	$(5.01)	(4.5)%
Non-GAAP Coal margin per ton	$66.16	$175.59	$(109.43)	(62.3)%

All Other category:
Non-GAAP Cost of coal sales	$17,630	$12,674	$4,956	39.1%
Non-GAAP Cost of coal sales per ton	$88.59	$49.90	$38.69	77.5%
Non-GAAP Coal margin per ton	$11.07	$11.51	$(0.44)	(3.8)%

Non-GAAP Cost of coal sales. Met segment operations non-GAAP cost of coal sales decreased $9.7 million, or 2.2%, for the three months ended June 30, 2023 compared to the prior year period. The decrease was primarily driven by reductions in royalties and taxes as a result of a lower pricing environment, partially offset by increased labor and supplies costs due to inflationary pressures.

All Other category non-GAAP cost of coal sales increased $5.0 million, or 39.1%, for the three months ended June 30, 2023 compared to the prior year period. The increase was primarily driven by higher labor and supplies costs due to inflationary pressures and increased royalties and taxes due to the increased thermal coal pricing environment, partially offset by lower sales volumes.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that is presented as a supplemental measure and is not intended to replace financial performance or liquidity measures determined in accordance with GAAP. Moreover, this measure is not calculated identically by all companies and therefore may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is presented because management believes it is a useful indicator of the financial performance of our coal operations. The following tables present a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023
(In thousands)	Met	All Other	Consolidated
Net income (loss)	$231,394	$(50,039)	$181,355
Interest expense	198	1,658	1,856
Interest income	(86)	(2,668)	(2,754)
Income tax expense	—	33,598	33,598
Depreciation, depletion and amortization	31,649	577	32,226
Non-cash stock compensation expense	27	3,618	3,645
Accretion on asset retirement obligations	3,721	2,655	6,376
Amortization of acquired intangibles, net	2,192	—	2,192
Adjusted EBITDA	$269,095	$(10,601)	$258,494

	Three Months Ended June 30, 2022
(In thousands)	Met	All Other	Consolidated
Net income (loss)	$670,801	$(96,644)	$574,157
Interest expense	43	5,175	5,218
Interest income	—	(170)	(170)
Income tax expense	—	68,632	68,632
Depreciation, depletion and amortization	27,203	527	27,730
Non-cash stock compensation expense	—	1,401	1,401
Mark-to-market adjustment - acquisition-related obligations	—	4,208	4,208
Accretion on asset retirement obligations	3,390	2,557	5,947
Amortization of acquired intangibles, net	4,795	952	5,747
Adjusted EBITDA	$706,232	$(13,362)	$692,870

The following table summarizes Adjusted EBITDA for our Met segment operations and All Other category:

	Three Months Ended June 30,		Increase (Decrease)
(In thousands)	2023	2022	$	%
Adjusted EBITDA
Met segment operations	$269,095	$706,232	$(437,137)	(61.9)%
All Other category	(10,601)	(13,362)	2,761	20.7%
Total	$258,494	$692,870	$(434,376)	(62.7)%

Met segment operations. Adjusted EBITDA decreased $437.1 million, or 61.9%, for the three months ended June 30, 2023 compared to the prior year period. The decrease in Adjusted EBITDA was primarily driven by decreased coal margin and lower non-GAAP coal sales realization per ton in the current period.

All Other category. Adjusted EBITDA increased $2.8 million, or 20.7%, for the three months ended June 30, 2023 compared to the prior year period. The increase in Adjusted EBITDA was primarily driven by higher non-GAAP coal sales realization per ton in the current period.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Revenues

The following table summarizes information about our revenues during the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,		Increase (Decrease)
(In thousands, except for per ton data)	2023	2022	$ or Tons	%
Coal revenues	$1,760,505	$2,403,996	$(643,491)	(26.8)%
Other revenues	9,101	4,380	4,721	107.8%
Total revenues	$1,769,606	$2,408,376	$(638,770)	(26.5)%

Tons sold	8,263	8,352	(89)	(1.1)%

Coal revenues. Coal revenues decreased $643.5 million, or 26.8%, for the six months ended June 30, 2023 compared to the prior year period. The decrease was primarily due to a 28.0% reduction in coal sales realizations within our Met segment as pricing moderated from the higher levels experienced during the prior year. The elevated coal sales pricing environment in the prior year period was driven by increased coal demand, resulting from improved economic activity, coupled with limited supply response. Refer to the “Non-GAAP Coal revenues” section below for further detail on coal revenues for the six months ended June 30, 2023 compared to the prior year period.

Cost and Expenses

The following table summarizes information about our costs and expenses during the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2023	2022	$	%
Cost of coal sales (exclusive of items shown separately below)	$1,122,651	$1,182,771	$(60,120)	(5.1)%
Depreciation, depletion and amortization	61,649	55,765	5,884	10.6%
Accretion on asset retirement obligations	12,753	11,901	852	7.2%
Amortization of acquired intangibles, net	4,389	11,495	(7,106)	(61.8)%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	38,198	33,244	4,954	14.9%
Total other operating loss (income):
Mark-to-market adjustment for acquisition-related obligations	—	13,569	(13,569)	(100.0)%
Other income	(2,638)	(2,144)	(494)	(23.0)%
Total costs and expenses	$1,237,002	$1,306,601	$(69,599)	(5.3)%

Cost of coal sales. Cost of coal sales decreased $60.1 million, or 5.1%, for the six months ended June 30, 2023 compared to the prior year period. The decrease was primarily driven by lower per ton freight and handling, royalty, and severance tax costs as a result of the lower coal pricing environment partially offset by the impact of higher labor and supply costs due to inflationary pressure.

Depreciation, depletion and amortization. Depreciation, depletion and amortization increased $5.9 million, or 10.6%, for the six months ended June 30, 2023 compared to the prior year period. The increase was primarily due to capital expenditures.

Amortization of acquired intangibles, net. Amortization of acquired intangibles, net decreased $7.1 million, or 61.8%, for the six months ended June 30, 2023 compared to the prior year period. The decrease was primarily driven by accelerated prior period amortization of certain acquired mine permits as a result of an update to the estimated life of the associated mines.

Selling, general and administrative. Selling, general and administrative expenses increased $5.0 million, or 14.9%, for the six months ended June 30, 2023 compared to the prior year period. This increase was primarily related to increases of $3.6 million in stock compensation expense, $1.5 million in wages and benefits expense, and $0.2 million in professional fees, partially offset by a decrease of $0.8 million in incentive pay.

Mark-to-market adjustment for acquisition-related obligations. The mark-to-market adjustment for acquisition-related obligations was $13.6 million for the six months ended June 30, 2022. As the royalty period ended on December 31, 2022, there was no mark-to-market adjustment recorded during the six months ended June 30, 2023. Refer to Notes 9 and 11 for additional information on the Contingent Revenue Obligation.

Other (Expense) Income

The following table summarizes information about our other (expense) income during the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2023	2022	$	%
Other (expense) income:
Interest expense	$(3,576)	$(18,301)	$14,725	80.5%
Interest income	4,272	354	3,918	1,106.8%
Equity loss in affiliates	(4,922)	(3,497)	(1,425)	(40.7)%
Miscellaneous (expense) income, net	(243)	2,940	(3,183)	(108.3)%
Total other expense, net	$(4,469)	$(18,504)	$14,035	75.8%

Interest expense. Interest expense decreased $14.7 million, or 80.5%, for the six months ended June 30, 2023 compared to the prior year period, primarily due to a reduction in outstanding debt.

Interest income. Interest income increased $3.9 million, or 1,106.8%, for the six months ended June 30, 2023 compared to the prior year period. The increase was primarily due to rising cash balances and an increasing interest rate environment.

Miscellaneous (expense) income, net. Miscellaneous expense, net resulted in a decrease to income of $3.2 million, or 108.3%, for the six months ended June 30, 2023 compared to the prior year period. The decrease was primarily related to the net periodic benefit cost for pension obligations. Refer to Note 13 for additional information.

Income Tax Expense
The following table summarizes information about our income tax expense during the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2023	2022	$	%
Income tax expense	$76,009	$108,223	$(32,214)	(29.8)%
Income taxes. Income tax expense of $76.0 million was recorded for the six months ended June 30, 2023 on income before income taxes of $528.1 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to the permanent impact of percentage depletion and foreign-derived intangible income deductions.
Income tax expense of $108.2 million was recorded for the six months ended June 30, 2022 on income before income taxes of $1,083.3 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to the decrease in the valuation allowance and the permanent impact of percentage depletion and foreign-derived intangible income deductions. Refer to Note 12 for additional information.
Non-GAAP Financial Measures
Included below are reconciliations of non-GAAP financial measures to GAAP financial measures.
The following tables summarize certain financial information relating to our coal operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$1,720,981	$39,524	$1,760,505
Less: Freight and handling fulfillment revenues	(224,474)	(225)	(224,699)
Non-GAAP Coal revenues	$1,496,507	$39,299	$1,535,806
Tons sold	7,886	377	8,263
Non-GAAP Coal sales realization per ton	$189.77	$104.24	$185.87

Cost of coal sales (exclusive of items shown separately below)	$1,086,493	$36,158	$1,122,651
Depreciation, depletion and amortization - production (1)	60,528	545	61,073
Accretion on asset retirement obligations	7,443	5,310	12,753
Amortization of acquired intangibles, net	4,389	—	4,389
Total Cost of coal sales	$1,158,853	$42,013	$1,200,866
Less: Freight and handling costs	(224,474)	(225)	(224,699)
Less: Depreciation, depletion and amortization - production (1)	(60,528)	(545)	(61,073)
Less: Accretion on asset retirement obligations	(7,443)	(5,310)	(12,753)
Less: Amortization of acquired intangibles, net	(4,389)	—	(4,389)
Less: Idled and closed mine costs	(7,600)	(5,009)	(12,609)
Non-GAAP Cost of coal sales	$854,419	$30,924	$885,343
Tons sold	7,886	377	8,263
Non-GAAP Cost of coal sales per ton	$108.35	$82.03	$107.15
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Six Months Ended June 30, 2023
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$1,720,981	$39,524	$1,760,505
Less: Total Cost of coal sales (per table above)	(1,158,853)	(42,013)	(1,200,866)
GAAP Coal margin	$562,128	$(2,489)	$559,639
Tons sold	7,886	377	8,263
GAAP Coal margin per ton	$71.28	$(6.60)	$67.73

GAAP Coal margin	$562,128	$(2,489)	$559,639
Add: Depreciation, depletion and amortization - production (1)	60,528	545	61,073
Add: Accretion on asset retirement obligations	7,443	5,310	12,753
Add: Amortization of acquired intangibles, net	4,389	—	4,389
Add: Idled and closed mine costs	7,600	5,009	12,609
Non-GAAP Coal margin	$642,088	$8,375	$650,463
Tons sold	7,886	377	8,263
Non-GAAP Coal margin per ton	$81.42	$22.21	$78.72
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Six Months Ended June 30, 2022
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$2,373,001	$30,995	$2,403,996
Less: Freight and handling fulfillment revenues	(300,547)	(18)	(300,565)
Non-GAAP Coal revenues	$2,072,454	$30,977	$2,103,431
Tons sold	7,830	522	8,352
Non-GAAP Coal sales realization per ton	$264.68	$59.34	$251.85

Cost of coal sales (exclusive of items shown separately below)	$1,149,506	$33,265	$1,182,771
Depreciation, depletion and amortization - production (1)	54,262	1,047	55,309
Accretion on asset retirement obligations	6,788	5,113	11,901
Amortization of acquired intangibles, net	9,591	1,904	11,495
Total Cost of coal sales	$1,220,147	$41,329	$1,261,476
Less: Freight and handling costs	(300,547)	(18)	(300,565)
Less: Depreciation, depletion and amortization - production (1)	(54,262)	(1,047)	(55,309)
Less: Accretion on asset retirement obligations	(6,788)	(5,113)	(11,901)
Less: Amortization of acquired intangibles, net	(9,591)	(1,904)	(11,495)
Less: Idled and closed mine costs	(6,312)	(7,202)	(13,514)
Non-GAAP Cost of coal sales	$842,647	$26,045	$868,692
Tons sold	7,830	522	8,352
Non-GAAP Cost of coal sales per ton	$107.62	$49.89	$104.01

	Six Months Ended June 30, 2022
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$2,373,001	$30,995	$2,403,996
Less: Total Cost of coal sales (per table above)	(1,220,147)	(41,329)	(1,261,476)
GAAP Coal margin	$1,152,854	$(10,334)	$1,142,520
Tons sold	7,830	522	8,352
GAAP Coal margin per ton	$147.24	$(19.80)	$136.80

GAAP Coal margin	$1,152,854	$(10,334)	$1,142,520
Add: Depreciation, depletion and amortization - production (1)	54,262	1,047	55,309
Add: Accretion on asset retirement obligations	6,788	5,113	11,901
Add: Amortization of acquired intangibles, net	9,591	1,904	11,495
Add: Idled and closed mine costs	6,312	7,202	13,514
Non-GAAP Coal margin	$1,229,807	$4,932	$1,234,739
Tons sold	7,830	522	8,352
Non-GAAP Coal margin per ton	$157.06	$9.45	$147.84

	Six Months Ended June 30,		Increase (Decrease)
(In thousands, except for per ton data)	2023	2022	$	%
Met segment operations:
Tons sold	7,886	7,830	56	0.7%
Non-GAAP Coal revenues	$1,496,507	$2,072,454	$(575,947)	(27.8)%
Non-GAAP Coal sales realization per ton	$189.77	$264.68	$(74.91)	(28.3)%

All Other category:
Tons sold	377	522	(145)	(27.8)%
Non-GAAP Coal revenues	$39,299	$30,977	$8,322	26.9%
Non-GAAP Coal sales realization per ton	$104.24	$59.34	$44.90	75.7%

Non-GAAP Coal revenues. Met segment operations non-GAAP coal revenues decreased $575.9 million, or 27.8%, for the six months ended June 30, 2023 compared to the prior year period. The decrease was primarily due to a $74.91 per ton, or 28.3%, reduction in average non-GAAP coal sales realization as prices moderated from the higher levels experienced during the prior year comparable period. The elevated coal sales pricing environment in the prior year period was driven by increased coal demand resulting from improved economic activity, coupled with limited supply response.

All Other category non-GAAP coal revenues increased $8.3 million, or 26.9%, for the six months ended June 30, 2023 compared to the prior year period as an improved thermal coal pricing environment more than offset a decline in coal sales volumes as our Mammoth mining complex's remaining mine works toward cessation of mining.

	Six Months Ended June 30,		Increase (Decrease)
(In thousands, except for per ton data)	2023	2022	$	%
Met segment operations:
Non-GAAP Cost of coal sales	$854,419	$842,647	$11,772	1.4%
Non-GAAP Cost of coal sales per ton	$108.35	$107.62	$0.73	0.7%
Non-GAAP Coal margin per ton	$81.42	$157.06	$(75.64)	(48.2)%

All Other category:
Non-GAAP Cost of coal sales	$30,924	$26,045	$4,879	18.7%
Non-GAAP Cost of coal sales per ton	$82.03	$49.89	$32.14	64.4%
Non-GAAP Coal margin per ton	$22.21	$9.45	$12.76	135.0%

Non-GAAP Cost of coal sales. Met segment operations non-GAAP cost of coal sales increased $11.8 million, or 1.4%, for the six months ended June 30, 2023 compared to the prior year period. The increase was primarily driven by increased labor and supplies costs due to inflationary pressures, partially offset by reductions in royalties and taxes as a result of a lower coal pricing environment.

All Other category non-GAAP cost of coal sales increased $4.9 million, or 18.7%, for the six months ended June 30, 2023 compared to the prior year period. The increase was primarily driven by higher labor and supplies costs due to inflationary pressures and increased royalties and taxes due to the increased thermal coal pricing environment, partially offset by lower sales volumes.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that is presented as a supplemental measure and is not intended to replace financial performance or liquidity measures determined in accordance with GAAP. Moreover, this measure is not calculated identically by all companies and therefore may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is presented because management believes it is a useful indicator of the financial performance of our coal operations. The following tables present a reconciliation of net income (loss) to Adjusted EBITDA for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023
	Met	All Other	Consolidated
Net income (loss)	$558,608	$(106,482)	$452,126
Interest expense	363	3,213	3,576
Interest income	(274)	(3,998)	(4,272)
Income tax expense	—	76,009	76,009
Depreciation, depletion and amortization	60,528	1,121	61,649
Non-cash stock compensation expense	46	6,633	6,679
Accretion on asset retirement obligations	7,443	5,310	12,753
Amortization of acquired intangibles, net	4,389	—	4,389
Adjusted EBITDA	$631,103	$(18,194)	$612,909

	Six Months Ended June 30, 2022
	Met	All Other	Consolidated
Net income (loss)	$1,148,968	$(173,920)	$975,048
Interest expense	92	18,209	18,301
Interest income	(172)	(182)	(354)
Income tax expense	—	108,223	108,223
Depreciation, depletion and amortization	54,263	1,502	55,765
Non-cash stock compensation expense	3	2,580	2,583
Mark-to-market adjustment - acquisition-related obligations	—	13,569	13,569
Accretion on asset retirement obligations	6,788	5,113	11,901
Amortization of acquired intangibles, net	9,591	1,904	11,495
Adjusted EBITDA	$1,219,533	$(23,002)	$1,196,531

The following table summarizes Adjusted EBITDA for our Met segment operations and All Other category:

	Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2023	2022	$	%
Adjusted EBITDA
Met segment operations	$631,103	$1,219,533	$(588,430)	(48.3)%
All Other category	(18,194)	(23,002)	4,808	20.9%
Total	$612,909	$1,196,531	$(583,622)	(48.8)%

Met segment operations. Adjusted EBITDA decreased $588.4 million, or 48.3%, for the six months ended June 30, 2023 compared to the prior year period. The decrease in Adjusted EBITDA was primarily driven by decreased coal margin and lower non-GAAP coal sales realization per ton in the current period.

All Other category. Adjusted EBITDA increased $4.8 million, or 20.9%, for the six months ended June 30, 2023 compared to the prior year period. The increase in Adjusted EBITDA was primarily driven by increased coal margin and higher non-GAAP coal sales realization per ton in the current period.

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

Liquidity

The following table summarizes our total liquidity as of June 30, 2023:

(in thousands)	June 30, 2023
Cash and cash equivalents	$312,400
Credit facility availability (1)	93,073
Total liquidity	$405,473
(1) Comprised of our unused commitments available under the Second Amended and Restated Asset-Based Revolving Credit
Agreement (the “ABL Agreement”), subject to limitations described therein.

Cash Collateral

We are required to provide cash collateral to secure our obligations under certain workers’ compensation, black lung, reclamation-related obligations, financial payments and other performance obligations, and other operating agreements. Future regulatory changes relating to these obligations could result in increased obligations, additional costs, or additional collateral requirements which could require greater use of alternative sources of funding for this purpose, which would reduce our liquidity. Refer to the DCMWC Reauthorization Process section below for information related to the new authorization process for self-insured coal mine operators being implemented by the U.S. Department of Labor (Division of Coal Mine Workers’ Compensation). As of June 30, 2023, we had the following cash collateral on our Condensed Consolidated Balance Sheets:

(in thousands)	June 30, 2023
Long-term restricted cash	$71,299
Long-term restricted investments	75,961
Short-term and long-term deposits (1)	7,871
Total cash collateral	$155,131
(1) Includes $7,001 related to our dividend payable. Refer to Note 6 for additional information.

Off-Balance Sheet Arrangements

We are required to provide financial assurance in order to perform the post-mining reclamation required by our mining permits, pay workers’ compensation claims under workers’ compensation laws in various states, pay federal black lung benefits, and perform certain other obligations. In order to provide the required financial assurance, we generally use surety bonds for post-mining reclamation and workers’ compensation obligations. We also use bank letters of credit to collateralize certain obligations. As of June 30, 2023, we had the following outstanding surety bonds and letters of credit:

(in thousands)	June 30, 2023
Surety bonds	$164,997
Letters of credit (1)	$61,927
(1) The letters of credit outstanding are under the ABL Agreement dated December 6, 2021.

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

Acquisition-Related Obligations

During the first quarter of 2023, we paid the final calculated payment pursuant to terms of the Contingent Revenue Obligation. At June 30, 2023, we had $0.3 million of acquisition-related obligations outstanding. Refer to Note 9 for additional disclosures on acquisition-related obligations.

Capital Requirements

Our capital expenditures for the six months ended June 30, 2023 were $129.1 million. We expect to spend between $250.0 million and $280.0 million on capital expenditures during 2023.

Contractual Obligations

Our contractual obligations are discussed in the “Liquidity and Capital Resources—Contractual Obligations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to our contractual obligations during the six months ended June 30, 2023.

Refer to Note 8, Note 9, and Note 15 for additional disclosures on long-term debt, acquisition-related obligations, and other commitments, respectively.

Business Updates

On July 18, 2023, Moody’s Investors Service upgraded our Corporate Family Rating to B1 from B2, upgraded our Probability of Default Rating to B1-PD from B2-PD, and affirmed our B1 rating on the ABL Facility. Our Speculative Grade Liquidity Rating remained unchanged at SGL-2. The rating outlook was revised to stable from positive. Should we receive any negative outlook ratings in the future, such negative outlook ratings would result in potential liquidity risks for us, including the risks of declines in our stock value, declines in our cash and cash equivalents, less availability and higher costs of additional credit, and requests for additional collateral by surety providers.

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

Income Taxes

As of June 30, 2023, the Company has recorded federal income taxes payable of $5.8 million. Refer to Note 12 for further disclosures related to income taxes.

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

The reauthorization process provided us with the right to appeal the security determination in writing within 30 days of the date of the notification, which appeal period the DCMWC agreed to extend to May 22, 2020, and we exercised this right of appeal. We strongly disagree with the DCMWC’s substantially higher collateral determination and the methodology through which the calculation was derived. In February 2021, the U.S. Department of Labor (“DOL”) withdrew its Federal Register notice seeking comments on its bulletin describing its new method of calculating collateral requirements. The Department removed the bulletin from its website in May 2021. On February 10, 2022, a telephone conference was held with DCMWC and DOL decision makers wherein we presented facts and arguments in support of our appeal. No ruling has been made on the appeal, but during the call we indicated that we would be willing to allocate an additional $10.0 million in collateral. If our appeal is unsuccessful, we may be required to provide additional letters of credit in order to receive self-insurance reauthorization from the DCMWC or insure these black lung obligations through a third-party provider, which would likely also require us to provide additional collateral. In January 2023, the DOL proposed for public comment new regulations which, if adopted, would substantially increase the collateral required to secure self-insured federal black lung obligations. Under the proposed 120% minimum collateral requirement, we estimate we could be required to provide approximately $80.0 million to $100.0 million of collateral to secure certain of our black lung obligations. The DOL has indicated that it expects that some form of these new regulations could go into effect in the fourth quarter of 2023. A significant increase in these collateral obligations would have a materially adverse effect on our liquidity.

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

Cash Flows

Cash, cash equivalents, and restricted cash increased by $28.3 million and $13.9 million over the six months ended June 30, 2023 and 2022, respectively. The net change in cash, cash equivalents, and restricted cash was attributable to the following:

	Six Months Ended June 30,
	2023	2022
Cash flows (in thousands):
Net cash provided by operating activities	$494,606	$802,056
Net cash used in investing activities	(71,301)	(147,149)
Net cash used in financing activities	(395,000)	(641,021)
Net increase in cash and cash equivalents and restricted cash	$28,305	$13,886

Operating Activities. The decrease in net cash provided by operating activities for the six months ended June 30, 2023 compared to the prior year period was primarily attributable to lower coal sale realizations as discussed above in “Results of Operations,” partially offset by a corresponding reduction in outstanding accounts receivable balances during the current year period when compared to the prior year period.

Investing Activities. The decrease in net cash used in investing activities for the six months ended June 30, 2023 compared to the prior year period was primarily driven by a net increase in cash from investment security activity, partially offset by increases in capital expenditures and cash paid for business acquired.

Financing Activities. The decrease in net cash used in financing activities for the six months ended June 30, 2023 compared to the prior year period was primarily driven by decreases in principal repayments of long-term debt as a result of the payoff of the Term Loan Credit Facility in the prior year period, partially offset by increases in dividends paid and common stock repurchases and related expenses.

Analysis of Material Debt Covenants

We are in compliance with all covenants under the ABL Agreement as of June 30, 2023. A breach of the covenants in the ABL Agreement could result in a default under the terms of such agreement, and the respective lenders could then elect to declare all amounts borrowed due and payable.

Pursuant to the ABL Agreement, during any Liquidity Period (capitalized terms as defined in the ABL Agreement), our Fixed Charge Coverage Ratio cannot be less than 1.0 as of the last day of any Test Period, commencing with the Test Period ended immediately preceding the commencement of such Liquidity Period. The Fixed Charge Coverage Ratio is calculated as (a) Consolidated EBITDA of the Company and its Restricted Subsidiaries for such period, minus non-financed Capital Expenditures (including Capital Expenditures financed with the proceeds of any Loans) paid or payable currently in cash by the Company or any of its Subsidiaries for such period to (b) the Fixed Charges of the Company and its Restricted Subsidiaries during such period. As of June 30, 2023, we were not in a Liquidity Period.

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

Our critical accounting policies are discussed in the “Critical Accounting Policies and Estimates” section contained in our Annual Report on Form 10-K for the year ended December 31, 2022. Our critical accounting policies remain unchanged at June 30, 2023. Refer to the Recent Accounting Guidance section in Note 1 for further information.

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

The market price of diesel fuel fluctuates due to changes in production, seasonality, and other market factors generally outside of our control. Increased fuel costs may have a negative impact on our results of operations and financial condition. As of June 30, 2023, our forecasted diesel fuel usage and fixed price diesel fuel purchase commitments for 2023 are as follows:

	Budgeted Usage in Gallons	% Priced	Average Realized Price per Gallon
Diesel fuel	23.9 million	85.7%	$3.53

Interest Rate Risk

As of June 30, 2023, we maintain a senior secured asset-based revolving credit facility under which we may borrow up to $155.0 million (less amounts outstanding for letters of credit). Any cash borrowings under the facility would bear a floating rate of interest. No cash borrowings were outstanding under the facility as of June 30, 2023 or December 31, 2022. As of June 30, 2023 and December 31, 2022, we had $61.9 million letters of credit outstanding under the facility. Refer to Note 8 for additional information. Also refer to the “Financial Statements and Supplementary Data—Note 14” section contained in our Annual Report on Form 10-K for the year ended December 31, 2022 for discussion on the terms of our long-term debt.

As of June 30, 2023 and December 31, 2022, we had investments in trading securities of $76.0 million and $151.8 million respectively. While the fair value of these investments is exposed to risk with respect to changes in market rates of interest, we do not believe exposure to changes in interest rates is material to our consolidated financial statements. We manage risk by investing in shorter term highly rated debt obligations (primarily U.S. government securities). As of June 30, 2023 and December 31, 2022, the remaining maturities of our acquired debt securities was less than 12 months.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of June 30, 2023. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of June 30, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Policy

Pursuant to the dividend policy adopted by the Board on May 3, 2022, the Board declared quarterly cash dividends of $0.44 and $0.50 per share on the Company’s common stock during the three months ended March 31, 2023 and June 30, 2023, respectively. Refer to Note 17 for subsequent event disclosures related to the Company’s dividend program. The holders of the Company’s common stock are entitled to receive such dividends, if any, when they are declared by the Board. Future dividends are subject to declaration by the Board and depend on Alpha’s future earnings and financial condition and other relevant factors. Refer to Note 6 for further information related to the Company’s dividend program.

Repurchase of Common Stock

The following table summarizes information about shares of common stock that were repurchased during the second quarter of 2023.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (2)(3)(4)
April 1, 2023 through April 30, 2023	317,688	$157.17	317,688	$563,286
May 1, 2023 through May 31, 2023	380,007	$145.95	380,007	$507,826
June 1, 2023 through June 30, 2023	323,145	$154.98	319,210	$458,395
	1,020,840		1,016,905
(1) Includes 3,935 common shares repurchased from employees to satisfy the employees’ statutory tax withholdings upon the vesting of stock grants. Shares that are repurchased to satisfy the employees’ statutory tax withholdings are recorded in treasury stock at cost.
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

Item 5. Other Information

None.

Item 6. Exhibits

Refer to the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA METALLURGICAL RESOURCES, INC.
Date: August 4, 2023	By:	/s/ J. Todd Munsey
	Name:	J. Todd Munsey
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
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
101*
The following financial information from Alpha Metallurgical Resources, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
** Furnished herewith