Form 10-Q
period 2023-09-30
Alpha Metallurgical Resources, Inc.
filed 2023-11-02
CIK 1704715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of October 27, 2023: 13,283,594

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
•railroad, barge, truck, port and other transportation availability, performance and costs;
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
•increased volatility and uncertainty regarding worldwide markets, seaborne transportation and our customers as a result of developments in and around Ukraine and the consequent export controls and financial and economic sanctions;
•changes in, renewal or acquisition of, terms of and performance of customers under coal supply arrangements and the refusal by our customers to receive coal under agreed-upon contract terms;
•reductions or increases in customer coal inventories and the timing of those changes;
•our production capabilities and costs;
•our ability to obtain, maintain or renew any necessary permits or rights;
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

•steel and coke producers switching to alternative energy sources such as natural gas, renewables and coal from basins where we do not operate;
•our assumptions concerning economically recoverable coal reserve estimates;
•our ability to mine properties due to defects in title on leasehold interests; and
•other factors, including the other factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included elsewhere in this Quarterly Report on Form 10-Q and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Part I - Financial Information

Item 1. Financial Statements

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Coal revenues	$738,998	$867,849	$2,499,503	$3,271,845
Other revenues	2,822	1,919	11,923	6,299
Total revenues	741,820	869,768	2,511,426	3,278,144
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	564,608	554,055	1,687,259	1,736,826
Depreciation, depletion and amortization	32,582	27,925	94,231	83,690
Accretion on asset retirement obligations	6,376	5,921	19,129	17,822
Amortization of acquired intangibles, net	2,069	4,543	6,458	16,038
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	18,053	15,095	56,251	48,339
Total other operating loss (income):
Mark-to-market adjustment for acquisition-related obligations	—	(2,954)	—	10,615
Other expense (income)	973	2,713	(1,665)	569
Total costs and expenses	624,661	607,298	1,861,663	1,913,899
Income from operations	117,159	262,470	649,763	1,364,245
Other (expense) income:
Interest expense	(1,746)	(1,754)	(5,322)	(20,055)
Interest income	4,639	1,058	8,911	1,412
Equity loss in affiliates	(6,660)	(4,821)	(11,582)	(8,318)
Miscellaneous (expense) income, net	(614)	1,594	(857)	4,534
Total other expense, net	(4,381)	(3,923)	(8,850)	(22,427)
Income before income taxes	112,778	258,547	640,913	1,341,818
Income tax expense	(18,964)	(5,730)	(94,973)	(113,953)
Net income	$93,814	$252,817	$545,940	$1,227,865

Basic income per common share	$6.88	$14.77	$37.87	$68.14
Diluted income per common share	$6.65	$14.27	$36.46	$65.31

Weighted average shares – basic	13,633,640	17,119,328	14,416,289	18,019,161
Weighted average shares – diluted	14,110,488	17,718,517	14,973,168	18,800,674

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$93,814	$252,817	$545,940	$1,227,865
Other comprehensive (loss) income, net of tax:
Employee benefit plans:
Amortization of and adjustments to employee benefit costs	(581)	818	(5,373)	(2,383)
Income tax benefit	129	—	1,192	—
Total other comprehensive (loss) income, net of tax	(452)	818	(4,181)	(2,383)
Total comprehensive income	$93,362	$253,635	$541,759	$1,225,482
Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$296,059	$301,906
Short-term investments	—	46,052
Trade accounts receivable, net of allowance for credit losses of $250 and $239 as of September 30, 2023 and December 31, 2022, respectively	432,401	407,210
Inventories, net	271,805	200,574
Short-term deposits	6,736	84,748
Short-term restricted cash	—	24,547
Prepaid expenses and other current assets	41,945	49,384
Total current assets	1,048,946	1,114,421
Property, plant, and equipment, net of accumulated depreciation and amortization of $547,451 and $491,186 as of September 30, 2023 and December 31, 2022, respectively	539,904	442,645
Owned and leased mineral rights, net of accumulated depletion and amortization of $95,541 and $77,333 as of September 30, 2023 and December 31, 2022, respectively	446,364	451,062
Other acquired intangibles, net of accumulated amortization of $47,498 and $53,719 as of September 30, 2023 and December 31, 2022, respectively	48,644	55,102
Long-term restricted investments	71,269	105,735
Long-term restricted cash	83,004	28,941
Deferred income taxes	9,080	11,378
Other non-current assets	105,749	103,195
Total assets	$2,352,960	$2,312,479
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,438	$3,078
Trade accounts payable	121,472	106,037
Acquisition-related obligations – current	181	28,254
Accrued expenses and other current liabilities	190,119	265,256
Total current liabilities	315,210	402,625
Long-term debt	7,064	7,897
Workers’ compensation and black lung obligations	180,072	188,247
Pension obligations	90,938	110,836
Asset retirement obligations	148,100	142,048
Deferred income taxes	35,282	10,874
Other non-current liabilities	18,221	20,197
Total liabilities	794,887	882,724
Commitments and Contingencies (Note 15)
Stockholders’ Equity
Preferred stock - par value $0.01, 5.0 million shares authorized, none issued	—	—
Common stock - par value $0.01, 50.0 million shares authorized, 22.0 million issued and 13.4 million outstanding at September 30, 2023 and 21.7 million issued and 15.5 million outstanding at December 31, 2022	220	217
Additional paid-in capital	825,143	815,442
Accumulated other comprehensive loss	(16,343)	(12,162)
Treasury stock, at cost: 8.6 million shares at September 30, 2023 and 6.2 million shares at December 31, 2022	(1,051,185)	(649,061)

Retained earnings	1,800,238	1,275,319
Total stockholders’ equity	1,558,073	1,429,755
Total liabilities and stockholders’ equity	$2,352,960	$2,312,479

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net income	$545,940	$1,227,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	94,231	83,690
Amortization of acquired intangibles, net	6,458	16,038
Amortization of debt issuance costs and accretion of debt discount	1,585	7,757
Mark-to-market adjustment for acquisition-related obligations	—	10,615
Gain on disposal of assets	(6,089)	(2,607)
Accretion on asset retirement obligations	19,129	17,822
Employee benefit plans, net	9,989	1,312
Deferred income taxes	27,898	11,406
Stock-based compensation	9,678	4,103
Equity loss in affiliates	11,582	8,318
Other, net	(123)	432
Changes in operating assets and liabilities	(68,472)	(87,714)
Net cash provided by operating activities	651,806	1,299,037
Investing activities:
Capital expenditures	(183,836)	(103,351)
Proceeds from disposal of assets	7,855	3,010
Cash paid for business acquired	(11,919)	—
Purchases of investment securities	(166,515)	(181,539)
Sales and maturities of investment securities	249,598	117,380
Capital contributions to equity affiliates	(21,844)	(13,832)
Other, net	24	(4,232)
Net cash used in investing activities	(126,637)	(182,564)
Financing activities:
Principal repayments of long-term debt	(1,686)	(450,484)
Dividend and dividend equivalents paid	(99,731)	(6,807)
Common stock repurchases and related expenses	(403,385)	(391,166)
Proceeds from exercise of warrants	4,322	4,771
Other, net	(1,020)	(447)
Net cash used in financing activities	(501,500)	(844,133)
Net increase in cash and cash equivalents and restricted cash	23,669	272,340
Cash and cash equivalents and restricted cash at beginning of period	355,394	182,614
Cash and cash equivalents and restricted cash at end of period	$379,063	$454,954

Supplemental disclosure of noncash investing and financing activities:
Financing leases and capital financing - equipment	$2,059	$2,083
Accrued capital expenditures	$11,618	$10,527
Accrued common stock repurchases	$6,275	$5,864
Accrued dividend payable	$9,418	$6,898
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	As of September 30,
	2023	2022
Cash and cash equivalents	$296,059	$404,430
Short-term restricted cash	—	18,800
Long-term restricted cash	83,004	31,724
Total cash and cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$379,063	$454,954

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Treasury Stock at Cost	(Accumulated Deficit) Retained Earnings	Total Stockholders’ Equity
Balances, December 31, 2021	$208	$784,743	$(58,503)	$(107,800)	$(71,739)	$546,909
Net income	—	—	—	—	400,891	400,891
Other comprehensive income, net	—	—	775	—	—	775
Stock-based compensation, issuance of common stock for share vesting, and common stock reissuances	1	(391)	—	1,572	—	1,182
Exercise of stock options	—	891	—	—	—	891
Common stock repurchases and related expenses	—	—	—	(23,840)	—	(23,840)
Warrants exercises	1	3,038	—	—	—	3,039
Balances, March 31, 2022	$210	$788,281	$(57,728)	$(130,068)	$329,152	$929,847
Net income	—	—	—	—	574,157	574,157
Other comprehensive loss, net	—	—	(3,976)	—	—	(3,976)
Stock-based compensation, issuance of common stock for share vesting, and common stock reissuances	—	1,249	—	152	—	1,401
Exercise of stock options	—	11	—	—	—	11
Common stock repurchases and related expenses	—	—	—	(192,958)	—	(192,958)
Warrants exercises	6	18,062	—	—	—	18,068
Cash dividend and dividend equivalents declared ($0.375 per share)	—	—	—	—	(6,977)	(6,977)
Balances, June 30, 2022	$216	$807,603	$(61,704)	$(322,874)	$896,332	$1,319,573
Net income	—	—	—	—	252,817	252,817
Other comprehensive income, net	—	—	818	—	—	818
Stock-based compensation, issuance of common stock for share vesting, and common stock reissuances	—	1,176	—	344	—	1,520
Exercise of stock options	—	270	—	—	—	270
Common stock repurchases and related expenses	—	—	—	(198,564)	—	(198,564)
Warrants exercises	1	1,963	—	—	—	1,964
Cash dividend and dividend equivalents declared ($0.392 per share)	—	—	—	—	(6,729)	(6,729)
Balances, September 30, 2022	$217	$811,012	$(60,886)	$(521,094)	$1,142,420	$1,371,669

Balances, December 31, 2022	$217	$815,442	$(12,162)	$(649,061)	$1,275,319	$1,429,755
Net income	—	—	—	—	270,771	270,771
Other comprehensive loss, net	—	—	(488)	—	—	(488)
Stock-based compensation, issuance of common stock for share vesting, and common stock reissuances	1	(3,444)	—	6,477	—	3,034
Common stock repurchases and related expenses	—	—	—	(148,973)	—	(148,973)
Warrants exercises	—	1,301	—	—	—	1,301
Cash dividend and dividend equivalents declared ($0.44 per share)	—	—	—	—	(6,825)	(6,825)

Balances, March 31, 2023	$218	$813,299	$(12,650)	$(791,557)	$1,539,265	$1,548,575
Net income	—	—	—	—	181,355	181,355
Other comprehensive loss, net	—	—	(3,241)	—	—	(3,241)
Stock-based compensation and issuance of common stock for share vesting	1	3,644	—	—	—	3,645
Common stock repurchases and related expenses	—	—	—	(157,645)	—	(157,645)
Warrants exercises	—	1,278	—	—	—	1,278
Cash dividend and dividend equivalents declared ($0.50 per share)	—	—	—	—	(7,233)	(7,233)
Balances, June 30, 2023	$219	$818,221	$(15,891)	$(949,202)	$1,713,387	$1,566,734
Net income	—	—	—	—	93,814	93,814
Other comprehensive loss, net	—	—	(452)	—	—	(452)
Stock-based compensation and common stock reissuances	1	2,587	—	411	—	2,999
Exercise of stock options	—	225	—	—	—	225
Common stock repurchases and related expenses	—	—	—	(102,394)	—	(102,394)
Warrants exercises	—	4,110	—	—	—	4,110
Cash dividend and dividend equivalents declared ($0.50 per share)	—	—	—	—	(6,963)	(6,963)
Balances, September 30, 2023	$220	$825,143	$(16,343)	$(1,051,185)	$1,800,238	$1,558,073
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
The Condensed Consolidated Financial Statements include all wholly-owned subsidiaries’ results of operations for the three and nine months ended September 30, 2023 and 2022. All significant intercompany transactions have been eliminated in consolidation.

The accompanying interim Condensed Consolidated Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP as long as the financial statements are not misleading. In the opinion of management, these interim Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or any other period. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Reclassifications
Certain immaterial amounts for the three and nine months ended September 30, 2022 in the Condensed Consolidated Financials Statements and notes to the Condensed Consolidated Financials Statements have been recast to reclassify discontinued operations and present the related amounts within continuing operations as part of the All Other category.

Recent Accounting Guidance

There are no new pronouncements issued but not yet effective expected to have a material impact on the Company’s financial position, results of operations, or liquidity.

(2) Revenue

Disaggregation of Revenue from Contracts with Customers

The Company earns revenues primarily through the sale of coal produced by Company operations and coal purchased from third parties. The Company extracts, processes and markets met and thermal coal from deep and surface mines for sale to steel and coke producers, industrial customers, and electric utilities.

The Company has disaggregated revenue between met coal and thermal coal and export and domestic revenues which depicts the pricing and contract differences between the two. Export revenue generally is derived by spot or short-term contracts with pricing determined at the time of shipment or based on a market index, whereas domestic revenue is characterized by contracts that typically have a term of one year or longer and with fixed pricing terms. The following tables disaggregate the

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
Company’s coal revenues by product category and by market to depict how the nature, amount, timing, and uncertainty of the Company’s coal revenues and cash flows are affected by economic factors:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Export met coal revenues	$485,955	$602,314	$1,714,215	$2,626,077
Export thermal coal revenues	28,642	39,031	95,085	55,796
Total export coal revenues	$514,597	$641,345	$1,809,300	$2,681,873

Domestic met coal revenues	$213,389	$192,301	$649,094	$514,771
Domestic thermal coal revenues	11,012	34,203	41,109	75,201
Total domestic coal revenues	$224,401	$226,504	$690,203	$589,972

Total met coal revenues	$699,344	$794,615	$2,363,309	$3,140,848
Total thermal coal revenues	39,654	73,234	136,194	130,997
Total coal revenues	$738,998	$867,849	$2,499,503	$3,271,845

Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied as of September 30, 2023:

	Remainder of 2023	2024	2025	2026	2027	Total
Estimated coal revenues	$71,365	$85,187	$—	$—	$—	$156,552

(3) Accumulated Other Comprehensive Loss
The following tables summarize the changes to accumulated other comprehensive loss during the nine months ended September 30, 2023 and 2022:

	Balance January 1, 2023	Other comprehensive loss before reclassifications	Amounts reclassified from accumulated other comprehensive loss	Balance September 30, 2023
Employee benefit costs	$(12,162)	$(2,825)	$(1,356)	$(16,343)

	Balance January 1, 2022	Other comprehensive loss before reclassifications	Amounts reclassified from accumulated other comprehensive loss	Balance September 30, 2022
Employee benefit costs	$(58,503)	$(4,837)	$2,454	$(60,886)

The following table summarizes the amounts reclassified from accumulated other comprehensive loss and the Condensed Consolidated Statements of Operations line items affected by the reclassification during the three and nine months ended September 30, 2023 and 2022:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

Details about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss				Affected line item in the Condensed Consolidated Statements of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Employee benefit costs:
Amortization of net actuarial (gain) loss (1)	$(581)	$828	$(1,743)	$2,483	Miscellaneous (expense) income, net
Settlement (1)	—	(10)	—	(29)	Miscellaneous (expense) income, net
Total before income tax	$(581)	$818	$(1,743)	$2,454
Income tax	129	—	387	—	Income tax expense
Total, net of income tax	$(452)	$818	$(1,356)	$2,454
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

For the three and nine months ended September 30, 2023, 0 and 1,240 stock-based instruments, respectively, were excluded from the computation of dilutive net income per common share because they would have been anti-dilutive. For the three and nine months ended September 30, 2022, no warrants, stock options, or other stock-based instruments were excluded from the computation of dilutive net income per common share because they would have been anti-dilutive. When applying the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share are higher than the Company’s average stock price during an applicable period.

The following table presents the net income per common share for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic
Net income	$93,814	$252,817	$545,940	$1,227,865
Weighted average common shares outstanding - basic	13,633,640	17,119,328	14,416,289	18,019,161
Net income per common share - basic	$6.88	$14.77	$37.87	$68.14

Diluted
Weighted average common shares outstanding - basic	13,633,640	17,119,328	14,416,289	18,019,161
Dilutive effect of warrants	31,667	170,827	108,469	312,395
Dilutive effect of stock options	1,666	2,043	1,866	4,902
Dilutive effect of other stock-based instruments	443,515	426,319	446,544	464,216
Weighted average common shares outstanding - diluted	14,110,488	17,718,517	14,973,168	18,800,674
Net income per common share - diluted	$6.65	$14.27	$36.46	$65.31

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
(5) Inventories, net
Inventories, net consisted of the following:

	September 30, 2023	December 31, 2022
Raw coal	$53,762	$57,382
Saleable coal	156,715	91,474
Materials, supplies and other, net	61,328	51,718
Total inventories, net	$271,805	$200,574

(6) Capital Stock

Share Repurchase Program

On February 21, 2023, the Company’s Board of Directors (the “Board”) approved a $200,000 increase to the existing common share repurchase program that the Board adopted on March 4, 2022, bringing the total authorization to repurchase the Company’s stock to $1,200,000. As of September 30, 2023, the Company had repurchased an aggregate of 5,976,397 shares under the plan for an aggregate purchase price of approximately $910,281 (comprised of $910,101 of share repurchases and $180 of related fees). The Company has also accrued a stock repurchase excise tax of $3,482 related to the share repurchase program as of September 30, 2023, which is recorded in treasury stock at cost.

On October 31, 2023, the Board approved an additional $300,000 increase to the share repurchase program, bringing the total authorization to repurchase the Company’s stock to $1,500,000.

Dividend Program

Pursuant to the dividend policy adopted by the Board on May 3, 2022, the Board declared the following quarterly cash dividends on the Company’s common stock during the nine months ended September 30, 2023:

Dividend per share	Dividend Paid (1)	Declaration Date	Holders of Record Date	Payable Date
$0.44	$6,602	February 21, 2023	March 15, 2023	April 3, 2023
$0.50	$7,001	May 3, 2023	June 15, 2023	July 5, 2023
$0.50	$6,736	August 2, 2023	September 15, 2023	October 3, 2023
(1) Excludes dividend equivalents paid or accrued of $682 as of September 30, 2023. As of September 30, 2023, a related $6,736 balance was held on deposit to facilitate the dividend payment on October 3, 2023.

On August 2, 2023, the Board determined to end the Company’s fixed dividend program following the quarterly dividend declared and to be paid in the fourth quarter of 2023 and to focus instead on the Company’s share repurchase program.

On October 31, 2023, the Board declared a quarterly cash dividend of $0.50 per share which will be payable on December 15, 2023 for stockholders of record as of December 1, 2023.

Warrants

On July 26, 2016, the Company issued 810,811 warrants, which are classified as equity instruments. Pursuant to the underlying warrants agreement, the warrants were exercisable for cash or on a cashless basis at any time until their expiration, and no fractional shares were to be issued upon warrant exercises. Pursuant to the underlying warrants agreement, the exercise price was adjusted from $45.086 per share to $44.972 per share as of the March 15, 2023 dividend record date and to $44.820 per share as of the June 15, 2023 dividend record date, while the warrant share number remained unchanged at 1.20. At 5:00 pm Eastern Time on July 26, 2023 the Company’s Series A Warrants expired pursuant to their terms.

As of September 30, 2023, no warrants remained outstanding as the warrants expired during the current quarter. For the three and nine months ended September 30, 2023, the Company issued 96,556 and 169,028 shares of common stock, respectively, resulting from exercises of its warrants and, pursuant to the terms of the underlying warrants agreement, withheld

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
4,978 and 20,139 of the issued shares, respectively, in satisfaction of the warrant exercise price and in lieu of fractional shares, which were subsequently reclassified as treasury stock in the amount of $577 and $2,368, respectively.

As of September 30, 2022, 211,477 warrants were outstanding, with a total of 245,313 shares underlying the un-exercised warrants. For the three and nine months ended September 30, 2022, the Company issued 60,084 and 678,241 shares of common stock, respectively, resulting from exercises of its warrants and, pursuant to the terms of the underlying warrants agreement, withheld 18,151 and 186,397 of the issued shares, respectively, in satisfaction of the warrant exercise price and in lieu of fractional shares, which were subsequently reclassified as treasury stock in the amounts of $1,680 and $18,331, respectively.

(7) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2023	December 31, 2022
Wages and benefits	$66,048	$69,458
Workers’ compensation	11,651	11,651
Black lung	9,664	9,664
Taxes other than income taxes	25,731	24,959
Asset retirement obligations	35,745	36,963
Dividend payable	8,701	86,118
Income taxes payable	8,589	—
Freight accrual	12,378	7,181
Other	11,612	19,262
Total accrued expenses and other current liabilities	$190,119	$265,256

(8) Long-Term Debt
Long-term debt consisted of the following:

	September 30, 2023	December 31, 2022
Notes payable and other	$5,726	$6,179
Financing leases	4,776	4,796
Total long-term debt	$10,502	$10,975
Less current portion	(3,438)	(3,078)
Long-term debt, net of current portion	$7,064	$7,897

Credit Agreement

At September 30, 2023, the Company’s Second Amended and Restated Asset-Based Revolving Credit Agreement (the “ABL Agreement”) included a senior secured asset-based revolving credit facility (the “ABL Facility”). Under the ABL Facility, the Company could borrow cash or obtain letters of credit, on a revolving basis, in an aggregate amount of up to $155,000, of which no more than $150,000 could represent outstanding letters of credit ($125,000 on a committed basis and another $25,000 on an uncommitted cash collateralized basis). The facility’s maturity date was December 6, 2024. As of September 30, 2023 and December 31, 2022, there were no outstanding borrowings under the ABL Facility. As of September 30, 2023 and December 31, 2022, the Company had $60,927 and $61,877 letters of credit outstanding under the ABL Facility, respectively. The ABL Agreement, as amended, and related documents contained negative and affirmative covenants including certain financial covenants. The Company was in compliance with all covenants under these agreements as of September 30, 2023.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
On October 27, 2023, the Company terminated its existing ABL Agreement and along with certain of its directly and indirectly owned subsidiaries (the “Borrowers”) entered into a new Credit Agreement (the “New ABL Agreement”) with Regions Bank, as lender, swingline lender, LC issuer, administrative agent, collateral agent, and lead arranger, along with ServisFirst Bank and Texas Capital Bank, as joint lead arrangers and the other lenders party thereto. The New ABL Agreement continues to include an asset-based revolving credit facility (the “New ABL Facility”) which allows the Company to borrow cash or obtain letters of credit (“LCs”), on a revolving basis, in an aggregate amount of up to $155,000. The Company may request an increase to the capacity of the facility of up to $75,000 provided that $25,000 may be solely for the purpose of providing additional availability to obtain cash collateralized LCs. Availability under the New ABL Facility is calculated monthly and fluctuates based on qualifying amounts of coal inventory, trade accounts receivable and in certain circumstances specified amounts of cash. The Company must maintain minimum liquidity, as defined in the New ABL Agreement, of $75,000. The New ABL Facility matures on October 27, 2027. As part of the transition from the previous ABL Facility to the New ABL Facility, the Company temporarily collateralized outstanding LCs with approximately $62,754 in cash. The Company expects to replace the cash collateral with new LCs under the New ABL Facility prior to year-end 2023.

Under the terms of the New ABL Facility, letter of credit fees will be calculated at 3.25% (including a fronting fee of 0.25%) while future borrowings will bear interest based on the character of the loan (defined as either a “Term Secured Overnight Financing Rate Loan” (or “Term SOFR Loan”) or a “Base Rate Loan”) plus an applicable rate of 3.10% for a Term SOFR Loan and 2.00% for a Base Rate Loan. The Company may elect the character and interest period for each loan. All amounts borrowed may be repaid prior to maturity without penalty. A commitment fee of 0.375% will be charged on any unused capacity.

The New ABL Facility is guaranteed by substantially all of Alpha’s directly and indirectly owned subsidiaries that are not Borrowers (the “Guarantors”) and is secured by all or substantially all assets of the Borrowers and Guarantors.

(9) Acquisition-Related Obligations
Acquisition-related obligations consisted of the following:

	September 30, 2023	December 31, 2022
Contingent Revenue Obligation	$—	$27,719
Environmental Settlement Obligation	181	535
Total acquisition-related obligations - current	$181	$28,254

Contingent Revenue Obligation

During the first quarter of 2023, the Company paid the final calculated payment pursuant to terms of the Contingent Revenue Obligation. Refer to Note 11 for further disclosures related to the fair value assignment and methods used.

(10) Asset Retirement Obligations

The following table summarizes the changes in asset retirement obligations for the nine months ended September 30, 2023:

Total asset retirement obligations at December 31, 2022	$179,011
Accretion for the period	19,129
Revisions in estimated cash flows	(43)
Expenditures for the period	(14,252)
Total asset retirement obligations at September 30, 2023	183,845
Less current portion (1)	(35,745)
Long-term portion	$148,100
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
The carrying amounts for cash and cash equivalents, trade accounts receivable, net, prepaid expenses and other current assets, restricted cash, deposits, trade accounts payable, accrued expenses and other current liabilities, and environmental settlement obligations approximate fair value as of September 30, 2023 and December 31, 2022 due to the short maturity of these instruments.
The following tables set forth by level, within the fair value hierarchy, the Company’s financial and non-financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2023 and December 31, 2022. Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the determination of fair value for assets and liabilities and their placement within the fair value hierarchy levels.

	September 30, 2023
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities (1)	$71,269	$—	$71,269	$—
(1) Classified as Long-term restricted investments on the Company’s Condensed Consolidated Balance Sheets.

	December 31, 2022
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent Revenue Obligation	$27,719	$—	$—	$27,719
Trading securities (1)	$151,787	$—	$151,787	$—
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

The following tables are reconciliations of the financial and non-financial assets and liabilities that were accounted for at fair value on a recurring basis and that were categorized within Level 3 of the fair value hierarchy:

	December 31, 2022	Payments	Loss (Gain) Recognized in Earnings	Transfer In (Out) of Level 3 Fair Value Hierarchy	September 30, 2023
Contingent Revenue Obligation	$27,719	$(27,719)	$—	$—	$—

	December 31, 2021	Payments	Loss (Gain) Recognized in Earnings (1)	Transfer In (Out) of Level 3 Fair Value Hierarchy	September 30, 2022
Contingent Revenue Obligation	$35,005	$(16,166)	$10,615	$—	$29,454
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

(12) Income Taxes

For the nine months ended September 30, 2023, the Company recorded income tax expense of $94,973 on income before income taxes of $640,913. The income tax expense differs from the expected statutory amount primarily due to the permanent impact of percentage depletion and foreign-derived intangible income deductions, partially offset by the impact of state income taxes, net of federal impact. For the nine months ended September 30, 2022, the Company recorded income tax expense of $113,953 on income before income taxes of $1,341,818. The income tax expense differs from the expected statutory amount primarily due to the decrease in the valuation allowance and the permanent impact of percentage depletion and foreign-derived intangible income deductions, partially offset by the impact of state income taxes, net of federal impact.

(13) Employee Benefit Plans
The components of net periodic benefit cost (credit) other than the service cost component for black lung are included in the line item miscellaneous (expense) income, net in the Condensed Consolidated Statements of Operations.
Pension

The following table details the components of the net periodic benefit cost (credit) for pension obligations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest cost	$5,993	$3,995	$17,979	$11,985
Expected return on plan assets	(5,499)	(7,183)	(16,497)	(21,549)
Amortization of net actuarial loss	183	528	548	1,583
Net periodic benefit cost (credit)	$677	$(2,660)	$2,030	$(7,981)
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

Black Lung

The following table details the components of the net periodic benefit cost for black lung obligations:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Service cost	$512	$661	$1,538	$1,982
Interest cost	1,165	681	3,495	2,041
Expected return on plan assets	(12)	(13)	(38)	(39)
Amortization of net actuarial (gain) loss	(708)	314	(2,124)	943
Net periodic benefit cost	$957	$1,643	$2,871	$4,927

Self-insured Medical Plan

The Company is self-insured for health benefit coverage for all of its active employees. Estimated liabilities for health and medical claims are recorded based on the Company’s historical experience and include a component for incurred but not paid claims. During the three months ended September 30, 2023 and 2022 the Company incurred total expenses of $22,040 and $18,324, respectively, and during the nine months ended September 30, 2023 and 2022, the Company incurred total expenses of $61,866 and $49,334, respectively, which primarily include claims processed and an estimate for claims incurred but not paid.

(14) Related Party Transactions
There were no material related party transactions for the nine months ended September 30, 2023 or 2022.

(15) Commitments and Contingencies
(a) General
Estimated losses from loss contingencies are accrued by a charge to income when available information indicates that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.
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

Coal royalty expense was $39,284 and $44,340 for the three months ended September 30, 2023 and 2022, respectively. Coal royalty expense was $136,308 and $174,310 for the nine months ended September 30, 2023 and 2022, respectively.

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
During the first half of 2023, the Company purchased and sold 399 tons, totaling $15,170, under the Cumberland Back-to-Back Coal Supply Agreements. For the three and nine months ended September 30, 2022, the Company purchased and sold 443

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
and 1,120 tons, respectively, totaling $16,979 and $43,100, respectively, under the Cumberland Back-to-Back Coal Supply Agreements. As of June 30, 2023, the Cumberland Back-to-Back Coal Supply Agreements had been fully performed.
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

As of September 30, 2023, the Company had $60,927 letters of credit outstanding under the ABL Agreement.

As of September 30, 2023, the Company had outstanding surety bonds with a total face amount of $175,339 to secure various obligations and commitments. To secure the Company’s reclamation-related obligations, the Company has $33,372 of collateral in the form of restricted cash and restricted investments supporting these obligations as of September 30, 2023.

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

Amounts included in restricted cash provide collateral to secure the following obligations:

	September 30, 2023	December 31, 2022
Workers’ compensation and black lung obligations	$71,988	$15,334
Reclamation-related obligations	840	3,220
Financial payments and other performance obligations	10,176	10,387
Contingent Revenue Obligation escrow	—	24,547
Total restricted cash	83,004	53,488
Less current portion	—	(24,547)
Restricted cash, net of current portion	$83,004	$28,941

Amounts included in restricted investments provide collateral to secure the following obligations:

	September 30, 2023	December 31, 2022
Workers’ compensation and black lung obligations	$33,866	$72,136
Reclamation-related obligations	32,532	31,718
Financial payments and other performance obligations	4,871	1,881
Total restricted investments (1)	$71,269	$105,735
(1) Classified as long-term trading securities as of September 30, 2023 and December 31, 2022.

Amounts included in deposits provide collateral to secure the following obligations:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	September 30, 2023	December 31, 2022
Reclamation-related obligations	$—	$102
Financial payments and other performance obligations	—	391
Other operating agreements (1)	7,605	85,618
Total deposits	7,605	86,111
Less current portion	(6,736)	(84,748)
Total deposits, net of current portion (2)	$869	$1,363
(1) Included $6,736 and $84,748 related to the Company’s dividend payable as of September 30, 2023 and December 31, 2022, respectively. Refer to Note 6 for additional information.
(2) Included within Other non-current assets on the Company’s Condensed Consolidated Balance Sheets.

DCMWC Reauthorization Process

In July 2019, the U.S. Department of Labor (Division of Coal Mine Workers’ Compensation or “DCMWC”) began implementing a new authorization process for all self-insured coal mine operators. As requested by the DCMWC, the Company filed an application and supporting documentation for reauthorization to self-insure certain of its black lung obligations in October 2019. As a result of this application, the DCMWC notified the Company in a letter dated February 21, 2020 that the Company was reauthorized to self-insure certain of its black lung obligations for a period of one-year from February 21, 2020. The DCMWC reauthorization is contingent, however, upon the Company’s providing collateral of $65,700 to secure certain of its black lung obligations. This proposed collateral requirement is an increase from the approximate $2,600 in collateral that the Company currently provides to secure these self-insured black lung obligations. The reauthorization process provided the Company with the right to appeal the security determination in writing within 30 days of the date of the notification, which appeal period the DCMWC agreed to extend to May 22, 2020. The Company exercised this right of appeal in connection with the substantial increase in the amount of required collateral. In February 2021, the U.S. Department of Labor (“DOL”) withdrew its Federal Register notice seeking comments on its bulletin describing its new method of calculating collateral requirements. The DOL removed the bulletin from its website in May 2021. On February 10, 2022, a telephone conference was held with DCMWC and DOL decision makers wherein the Company presented facts and arguments in support of its appeal. No ruling has been made on the appeal, but during the call the Company indicated that it would be willing to allocate an additional $10,000 in collateral. If the Company’s appeal is unsuccessful, the Company may be required to provide additional letters of credit to receive the self-insurance reauthorization from the DCMWC or alternatively insure these black lung obligations through a third-party provider that would likely also require the Company to provide additional collateral. In January 2023, the DOL proposed for public comment new regulations which, if adopted, would substantially increase the collateral required to secure self-insured federal black lung obligations. Under the proposed 120% minimum collateral requirement, the Company estimates it could be required to provide approximately $80,000 to $100,000 of collateral to secure certain of its black lung obligations. The DOL has indicated that it expects that some form of these new regulations could go into effect in the fourth quarter of 2023. A significant increase in these collateral obligations could have a materially adverse effect on the Company’s liquidity.

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

In addition to the one reportable segment, the All Other category includes general corporate overhead and corporate assets and liabilities, the former CAPP - Thermal operations consisting of one preparation plant in West Virginia, and the elimination of certain intercompany activity, as well as expenses associated with certain idled/closed mines. Certain immaterial amounts as of and for the three and nine months ended September 30, 2022 in the Condensed Consolidated Financials Statements and notes to the Condensed Consolidated Financials Statements have been recast to reclassify discontinued operations and present the related amounts within continuing operations as part of the All Other category.

Reportable segment operating results are regularly reviewed by the Chief Operating Decision Maker (the “CODM”), who is the Chief Executive Officer of the Company.

Segment operating results and capital expenditures for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30, 2023
	Met	All Other	Consolidated
Total revenues	$733,536	$8,284	$741,820
Depreciation, depletion, and amortization	$31,893	$689	$32,582
Amortization of acquired intangibles, net	$2,069	$—	$2,069
Adjusted EBITDA	$172,414	$(18,503)	$153,911
Capital expenditures	$54,237	$488	$54,725

	Three Months Ended September 30, 2022
	Met	All Other	Consolidated
Total revenues	$841,958	$27,810	$869,768
Depreciation, depletion, and amortization	$26,747	$1,178	$27,925
Amortization of acquired intangibles, net	$3,591	$952	$4,543
Adjusted EBITDA	$301,556	$(5,358)	$296,198
Capital expenditures	$32,623	$716	$33,339

	Nine Months Ended September 30, 2023
	Met	All Other	Consolidated
Total revenues	$2,461,274	$50,152	$2,511,426
Depreciation, depletion, and amortization	$92,421	$1,810	$94,231
Amortization of acquired intangibles, net	$6,458	$—	$6,458
Adjusted EBITDA	$803,517	$(36,697)	$766,820
Capital expenditures	$177,813	$6,023	$183,836

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Nine Months Ended September 30, 2022
	Met	All Other	Consolidated
Total revenues	$3,217,588	$60,556	$3,278,144
Depreciation, depletion, and amortization	$81,010	$2,680	$83,690
Amortization of acquired intangibles, net	$13,182	$2,856	$16,038
Adjusted EBITDA	$1,521,089	$(28,360)	$1,492,729
Capital expenditures	$99,979	$3,372	$103,351

The following tables present a reconciliation of net income (loss) to Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023
	Met	All Other	Consolidated
Net income (loss)	$134,886	$(41,072)	$93,814
Interest expense	190	1,556	1,746
Interest income	(369)	(4,270)	(4,639)
Income tax expense	—	18,964	18,964
Depreciation, depletion and amortization	31,893	689	32,582
Non-cash stock compensation expense	23	2,976	2,999
Accretion on asset retirement obligations	3,722	2,654	6,376
Amortization of acquired intangibles, net	2,069	—	2,069
Adjusted EBITDA	$172,414	$(18,503)	$153,911

	Three Months Ended September 30, 2022
	Met	All Other	Consolidated
Net income (loss)	$268,157	$(15,340)	$252,817
Interest expense	40	1,714	1,754
Interest income	(369)	(689)	(1,058)
Income tax expense	—	5,730	5,730
Depreciation, depletion and amortization	26,747	1,178	27,925
Non-cash stock compensation expense	—	1,520	1,520
Mark-to-market adjustment - acquisition-related obligations	—	(2,954)	(2,954)
Accretion on asset retirement obligations	3,390	2,531	5,921
Amortization of acquired intangibles, net	3,591	952	4,543
Adjusted EBITDA	$301,556	$(5,358)	$296,198

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Nine Months Ended September 30, 2023
	Met	All Other	Consolidated
Net income (loss)	$693,494	$(147,554)	$545,940
Interest expense	553	4,769	5,322
Interest income	(643)	(8,268)	(8,911)
Income tax expense	—	94,973	94,973
Depreciation, depletion and amortization	92,421	1,810	94,231
Non-cash stock compensation expense	69	9,609	9,678
Accretion on asset retirement obligations	11,165	7,964	19,129
Amortization of acquired intangibles, net	6,458	—	6,458
Adjusted EBITDA	$803,517	$(36,697)	$766,820

	Nine Months Ended September 30, 2022
	Met	All Other	Consolidated
Net income (loss)	$1,417,125	$(189,260)	$1,227,865
Interest expense	132	19,923	20,055
Interest income	(541)	(871)	(1,412)
Income tax expense	—	113,953	113,953
Depreciation, depletion and amortization	81,010	2,680	83,690
Non-cash stock compensation expense	3	4,100	4,103
Mark-to-market adjustment - acquisition-related obligations	—	10,615	10,615
Accretion on asset retirement obligations	10,178	7,644	17,822
Amortization of acquired intangibles, net	13,182	2,856	16,038
Adjusted EBITDA	$1,521,089	$(28,360)	$1,492,729

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

The Company markets produced, processed and purchased coal to customers in the United States and in international markets. Revenue is tracked within the Company’s accounting records based on the product destination. The following tables present additional information on our revenues and top customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total coal revenues	$738,998	$867,849	$2,499,503	$3,271,845
Total revenues	$741,820	$869,768	$2,511,426	$3,278,144
Export coal revenues	$514,597	$641,345	$1,809,300	$2,681,873
Export coal revenues as % of total coal revenues	70%	74%	72%	82%
Countries with export coal revenue exceeding 10% of total revenues	India	India	India	India
Top customer as % of total revenues	13%	18%	12%	28%
Top 10 customers as % of total revenues	83%	65%	74%	70%
Number of customers exceeding 10% of total revenues	4	1	3	1

	As of September 30,
	2023	2022
Number of customers exceeding 10% of total trade accounts receivable, net	4	2

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
(17) Subsequent Events

Refer to Note 6 for subsequent event disclosures regarding the Company’s dividend program and share repurchase program. Refer to Note 8 for subsequent event disclosures related to the refinancing of the ABL Facility.

GLOSSARY
Alpha. Alpha Metallurgical Resources, Inc. (the “Company”) (previously named Contura Energy, Inc.).
Ash. Impurities consisting of iron, alumina and other incombustible matter that are contained in coal. Since ash increases the weight of coal, it adds to the cost of handling and can affect the burning characteristics of coal.

Bituminous coal. Coal used primarily to generate electricity and to make coke for the steel industry with a heat value ranging between 10,500 and 15,500 BTUs per pound.

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

Cumberland Back-to-Back Coal Supply Agreement. Certain agreements with Iron Senergy under which Iron Senergy would sell to the Company all of the coal that the Company was obligated to sell to customers under Cumberland coal supply agreements (“Cumberland CSAs”) which existed as of the transaction closing date but did not transfer to Iron Senergy at closing (each, a “Cumberland Back-to-Back Coal Supply Agreement”). Each Cumberland Back-to-Back Coal Supply Agreement had economic terms identical to, but offsetting, the related Cumberland CSA. If a Cumberland customer subsequently consented to assign a Cumberland CSA to Iron Senergy after closing, the related Cumberland CSA would immediately and automatically transfer to Iron Senergy and the related Cumberland Back-to-Back Coal Supply Agreements executed by the parties would thereupon terminate as set forth therein.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides a narrative of our results of operations and financial condition for the three and nine months ended September 30, 2023 and 2022. The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and related notes and risk factors included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Market Overview

Recent months have brought about continued economic pressures in many areas of the world as well as intensified geopolitical conflicts, all of which influence metallurgical coal markets. The lingering effects of the Russian war, recessionary pressures, and high-interest environments have resulted in muted world manufacturing output, new orders, and employment data and, in the case of Europe specifically, worsening conditions for regions already stalled in a significant downturn. The uncertainty around the depth of China’s economic challenges and the escalating conflict and violence between Israel and Palestine are additional challenges affecting the stability of the global economic landscape. Despite these factors, metallurgical coal indices have strengthened in recent months amid tight supply conditions globally and the expectation of slow, but increasing, steel demand. According to the World Steel Association’s latest short-range outlook, 2024 steel demand is expected to rise by roughly 2% over 2023 levels, with developing economies projected to increase growth at a faster pace than advanced economies, especially developed nations hindered by high-interest rates and geopolitical impacts.

After a slight softening of metallurgical coal indices in the early part of the third quarter of 2023, each of the four indices Alpha closely monitors began moving upward in mid-August and have continued to show strength through the rest of the quarter and into October. The Australian Premium Low Volatile index moved up from $233.00 per metric ton at the beginning of July to $333.00 per metric ton at the end of the quarter. The U.S. East Coast Low Volatile index increased from $227.00 per metric ton at the start of the quarter to $258.00 per metric ton at the end of September. During the third quarter, the U.S. East Coast High Volatile A index moved from $216.00 per metric ton on July 1, 2023 to $288.00 per metric ton at quarter close, and the U.S. East Coast High Volatile B index increased from $206.00 per metric ton to $238.00 per metric ton over the course of the quarter. Following the quarter close, the U.S. East Coast indices of Low Volatile, High Volatile A and High Volatile B measured $258.00, $277.00, and $236.00 per ton, respectively, as of October 24, 2023. The Australian Premium Low Volatile jumped from its quarter-close level to $344.50 per metric ton on the same date.

The world manufacturing Purchasing Managers’ Index (“PMI”) of 49.1 for September 2023 was roughly flat against the August figure of 49.0, remaining in below-50.0 levels which signifies contraction. Considerable and continued weakness was evident in Europe’s September PMI of 43.4, virtually unchanged from 43.5 in August. September clocked the fifteenth successive month in contractionary territory for Europe’s key indicator, with growth expectations in the region dropping to a ten-month low and new orders shrinking rapidly. Brazil’s September PMI of 49.0 was down from 50.1 in August, and China’s figure slid to 50.6 in September from August’s 51.0. Monthly changes in the United States PMI showed an increase in September to 49.8 from 47.9 in August. Among Alpha’s key markets, India continues to show strength with its September index registering at 57.5, down from the August level of 58.6 but still firmly signaling expansion.

As compiled by the World Steel Association (“WSA”), September 2023 global crude steel production of 149.3 million metric tons from 63 countries represented a decrease of 1.5% from September 2022. China, the largest steel-producing country, produced 82.1 million metric tons, 5.6% less than its year-ago September production amount. India, the second largest producer behind China, increased their year-over-year steel production by 18.2% to a level of 11.6 million metric tons. The United States had an increase of 2.6% to 6.7 million metric tons produced compared to September 2022. South Korea produced 5.5 million metrics tons of steel in September 2023, an 18.2% increase from the country’s September 2022 production. Among the top ten steel producing countries, South Korea and India posted the largest percentage increases against their year-ago production levels (both countries at 18.2%). In terms of regional production, the Asia and Oceania region, which contains both India and China, produced 110.7 million metric tons of crude steel for the month, a 2.1% decrease from September 2022. Only two regions saw increases against their year-ago production levels for the month of September: Europe at 2.7% and Russia at 10.7%. All other regions reported decreases when compared to year-ago September levels.

The American Iron and Steel Institute’s capacity utilization rate for U.S. steel mills was 74.1% for the week ending October 21, 2023. This is up in comparison to the year-ago period, when the capacity utilization rate was 73.7%.

In the seaborne thermal market, the API2 index increased from $119.05 per metric ton at the beginning of July 2023 to $128.05 per metric ton as of the end of the third quarter.

Business Overview

We are a Tennessee-based mining company with operations across Virginia and West Virginia. With customers across the globe, high-quality reserves and significant port capacity, we are a leading supplier of metallurgical coal products to the steel industry. We operate high-quality, cost-competitive coal mines across the CAPP coal basin. As of September 30, 2023, our operations consisted of twenty-one active mines and eight coal preparation and load-out facilities, with approximately 4,030 employees. We produce, process, and sell met coal and thermal coal. We also sell coal produced by others, some of which is processed and/or blended with coal produced from our mines prior to resale, with the remainder purchased for resale. As of December 31, 2022, we had 336.7 million tons of reserves, which included 322.7 million tons of proven and probable metallurgical reserves and 14.0 million tons of proven and probable thermal reserves. Additionally, we had approximately 527.3 million tons of in situ bituminous coal resources.

For the three months ended September 30, 2023 and 2022, sales of met coal were 3.8 million tons and 3.5 million tons, respectively, and accounted for approximately 89% and 85%, respectively, of our coal sales volume. Sales of thermal coal were 0.4 million tons and 0.6 million tons, respectively, and accounted for approximately 11% and 15%, respectively, of our coal sales volume. For the nine months ended September 30, 2023 and 2022, sales of met coal were 11.2 million tons and 10.8 million tons, respectively, and accounted for approximately 90% and 87%, respectively, of our coal sales volume. Sales of thermal coal were 1.2 million tons and 1.6 million tons, respectively, and accounted for approximately 10% and 13%, respectively, of our coal sales volume.

Our sales of met coal were made primarily to steel companies in the northeastern and midwestern regions of the United States and in several countries in Asia, Europe, and the Americas. Our sales of thermal coal were made primarily to large utilities and industrial customers both in the United States and across the world. For the three months ended September 30, 2023 and 2022 approximately 70% and 74%, respectively, of our coal revenues were derived from coal sales made to customers outside the United States. For the nine months ended September 30, 2023 and 2022 approximately 72% and 82%, respectively, of our coal revenues were derived from coal sales made to customers outside the United States.

In addition, we generate other revenues from equipment sales, rentals, terminal and processing fees, coal and environmental analysis fees, royalties and the sale of natural gas. We also record freight and handling fulfillment revenue within coal revenues for freight and handling services provided in delivering coal to certain customers, which are a component of the contractual selling price.

As of September 30, 2023, we have one reportable segment: Met. Our Met segment operations consist of high-quality met coal mines, including Deep Mine 41, Road Fork 52, Black Eagle, and Lynn Branch. The coal produced by our Met segment operations is predominantly met coal with some amounts of thermal coal being produced as a byproduct of mining. In addition to the one reportable segment, our All Other category includes general corporate overhead and corporate assets and liabilities, our former CAPP - Thermal operations consisting of one preparation plant in West Virginia, and the elimination of certain intercompany activity, as well as expenses associated with certain idled/closed mines. Refer to Note 16 to our Condensed Consolidated Financial Statements for additional disclosures on reportable segments, geographic areas, and export coal revenue information.

As discussed in the “Market Overview” presented above, monetary tightening in the United States and Europe, a muted recovery in China, weak economic conditions across the globe, and the ongoing war between Russia and Ukraine have influenced metallurgical coal markets so far in 2023. As a result, our nine months ended September 30, 2023 results of operations were impacted by the continued volatility in coal indices.

Other Business Developments

In August 2023, we completed our transition to a pure-play metallurgical producer with the cessation of mining of our Mammoth mining complex's sole remaining thermal coal mine, Slabcamp.

In January 2023, our subsidiary Maxxim Rebuild Co., LLC (“Maxxim”) completed a series of transactions to acquire a number of coal trucks and related equipment and facilities to secure trucking services for our operations.

Factors Affecting Our Results of Operations

Sales Agreements. We manage our commodity price risk for coal sales through the use of coal supply agreements. As of October 25, 2023, we had sales commitments for 2023 as follows:

	Tons	% Priced	Average Realized Price per Ton
Met - Domestic			$192.92
Met - Export			$176.67
Met Total	15.0 million	88%	$182.08
Thermal	1.2 million	100%	$102.45
Met Segment	16.2 million	90%	$174.19
All Other	0.6 million	95%	$92.23

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

Results of Operations

Our results of operations for the three and nine months ended September 30, 2023 and 2022 are discussed in these “Results of Operations” presented below. Certain immaterial amounts for the three and nine months ended September 30, 2022 have been recast to reclassify discontinued operations and present the related amounts within continuing operations as part of the All Other category.

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

Revenues

The following table summarizes information about our revenues during the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2023	2022	$ or Tons	%
Coal revenues	$738,998	$867,849	$(128,851)	(14.8)%
Other revenues	2,822	1,919	903	47.1%
Total revenues	$741,820	$869,768	$(127,948)	(14.7)%

Tons sold	4,225	4,145	80	1.9%

Coal revenues. Coal revenues decreased $128.9 million, or 14.8%, for the three months ended September 30, 2023 compared to the prior year period. The decrease was primarily due to a 17.6% reduction in average coal sales realization within our Met segment as pricing moderated from the higher levels experienced during the prior year, partially offset by a 5.6% increase in coal sales volumes. The elevated coal sales pricing environment in the prior year period was driven by increased coal demand, resulting from improved economic activity, coupled with limited supply response. Coal revenues within our All Other category also declined due to the cessation of mining of our Mammoth mining complex's sole remaining thermal coal mine in August of 2023. Refer to the “Non-GAAP Coal revenues” section below for further detail on coal revenues for the three months ended September 30, 2023 compared to the prior year period.

Cost and Expenses

The following table summarizes information about our costs and expenses during the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Increase (Decrease)
(In thousands)	2023	2022	$	%
Cost of coal sales (exclusive of items shown separately below)	$564,608	$554,055	$10,553	1.9%
Depreciation, depletion and amortization	32,582	27,925	4,657	16.7%
Accretion on asset retirement obligations	6,376	5,921	455	7.7%
Amortization of acquired intangibles, net	2,069	4,543	(2,474)	(54.5)%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	18,053	15,095	2,958	19.6%
Total other operating loss (income):
Mark-to-market adjustment for acquisition-related obligations	—	(2,954)	2,954	100.0%
Other expense	973	2,713	(1,740)	(64.1)%
Total costs and expenses	$624,661	$607,298	$17,363	2.9%

Cost of coal sales. Cost of coal sales increased $10.6 million, or 1.9%, for the three months ended September 30, 2023 compared to the prior year period, primarily due to a 1.9% increase in coal sales volumes. On a per ton basis, cost of coal sales was consistent with the prior period as increases in cost due to inflationary pressure and increased levels of coal purchases were offset by lower royalties, taxes, and freight and handling costs due to the lower coal pricing environment.
Depreciation, depletion and amortization. Depreciation, depletion and amortization increased $4.7 million, or 16.7%, for the three months ended September 30, 2023 compared to the prior year period. The increase was primarily due to capital expenditures.

Amortization of acquired intangibles, net. Amortization of acquired intangibles, net decreased $2.5 million, or 54.5%, for the three months ended September 30, 2023 compared to the prior year period. The decrease was primarily driven by accelerated prior period amortization of certain acquired mine permits as a result of an update to the estimated life of the associated mines.

Selling, general and administrative. Selling, general and administrative expenses increased $3.0 million, or 19.6%, for the three months ended September 30, 2023 compared to the prior year period. This increase was primarily related to increases of $1.4 million in stock compensation expense and $1.2 million in incentive pay.

Mark-to-market adjustment for acquisition-related obligations. The mark-to-market adjustment for acquisition-related obligations was $3.0 million for the three months ended September 30, 2022. As the royalty period ended on December 31, 2022, there was no mark-to-market adjustment recorded during the three months ended September 30, 2023. Refer to Notes 9 and 11 for additional information on the Contingent Revenue Obligation.
Total Other Expense, Net

The following table summarizes information about our total other expense, net during the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Increase (Decrease)
(In thousands)	2023	2022	$	%
Total other expense, net	$4,381	$3,923	$458	11.7%

Income Tax Expense

The following table summarizes information about our income tax expense during the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Increase (Decrease)
(In thousands)	2023	2022	$	%
Income tax expense	18,964	5,730	$13,234	231.0%

Income tax expense of $19.0 million was recorded for the three months ended September 30, 2023 on income before income taxes of $112.8 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to the permanent impact of percentage depletion and foreign-derived intangible income deductions.

Income tax expense of $5.7 million was recorded for the three months ended September 30, 2022 on income before income taxes of $258.5 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to the decrease in the valuation allowance and the permanent impact of percentage depletion and foreign-derived intangible income deductions. Refer to Note 12 for additional information.

Non-GAAP Financial Measures

The discussion below contains “non-GAAP financial measures.” These are financial measures that either exclude or include amounts that are not excluded or included in the most directly comparable measures calculated and presented in accordance with generally accepted accounting principles in the United States (“U.S. GAAP” or “GAAP”). Specifically, we make use of the non-GAAP financial measures “Adjusted EBITDA,” “non-GAAP coal revenues,” “non-GAAP cost of coal sales,” and “non-GAAP coal margin.” We use Adjusted EBITDA to measure the operating performance of our segments and allocate resources to the segments. Adjusted EBITDA does not purport to be an alternative to net income (loss) as a measure of operating performance or any other measure of operating results, financial performance, or liquidity presented in accordance with GAAP. Moreover, this measure is not calculated identically by all companies and therefore may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is presented because management believes it is a useful indicator of the financial performance of our coal operations. We use non-GAAP coal revenues to present coal revenues generated, excluding freight and handling fulfillment revenues. Non-GAAP coal sales realization per ton for our operations is calculated as non-GAAP coal revenues divided by tons sold. We use non-GAAP cost of coal sales to adjust cost of coal sales to remove freight and handling costs, depreciation, depletion and amortization - production (excluding the depreciation, depletion and amortization related to selling, general and administrative functions), accretion on asset retirement obligations, amortization of acquired intangibles, net, and idled and closed mine costs. Non-GAAP cost of coal sales per ton for our operations is calculated as non-GAAP cost of coal sales divided by tons sold. Non-GAAP coal margin per ton for our coal operations is calculated as non-GAAP coal sales realization per ton for our coal operations less non-GAAP cost of coal sales per ton for our coal operations. The presentation of these measures should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP.

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

Included below are reconciliations of non-GAAP financial measures to GAAP financial measures.

The following tables summarize certain financial information relating to our coal operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$731,481	$7,517	$738,998
Less: Freight and handling fulfillment revenues	(94,770)	(2)	(94,772)
Non-GAAP Coal revenues	$636,711	$7,515	$644,226
Tons sold	4,115	110	4,225
Non-GAAP Coal sales realization per ton	$154.73	$68.32	$152.48

Cost of coal sales (exclusive of items shown separately below)	$552,737	$11,871	$564,608
Depreciation, depletion and amortization - production (1)	31,893	377	32,270
Accretion on asset retirement obligations	3,722	2,654	6,376
Amortization of acquired intangibles, net	2,069	—	2,069
Total Cost of coal sales	$590,421	$14,902	$605,323
Less: Freight and handling costs	(94,770)	(2)	(94,772)
Less: Depreciation, depletion and amortization - production (1)	(31,893)	(377)	(32,270)
Less: Accretion on asset retirement obligations	(3,722)	(2,654)	(6,376)
Less: Amortization of acquired intangibles, net	(2,069)	—	(2,069)
Less: Idled and closed mine costs	(5,507)	(2,549)	(8,056)
Non-GAAP Cost of coal sales	$452,460	$9,320	$461,780
Tons sold	4,115	110	4,225
Non-GAAP Cost of coal sales per ton	$109.95	$84.73	$109.30
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Three Months Ended September 30, 2023
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$731,481	$7,517	$738,998
Less: Total Cost of coal sales (per table above)	(590,421)	(14,902)	(605,323)
GAAP Coal margin	$141,060	$(7,385)	$133,675
Tons sold	4,115	110	4,225
GAAP Coal margin per ton	$34.28	$(67.14)	$31.64

GAAP Coal margin	$141,060	$(7,385)	$133,675
Add: Depreciation, depletion and amortization - production (1)	31,893	377	32,270
Add: Accretion on asset retirement obligations	3,722	2,654	6,376
Add: Amortization of acquired intangibles, net	2,069	—	2,069
Add: Idled and closed mine costs	5,507	2,549	8,056
Non-GAAP Coal margin	$184,251	$(1,805)	$182,446
Tons sold	4,115	110	4,225
Non-GAAP Coal margin per ton	$44.78	$(16.41)	$43.18
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Three Months Ended September 30, 2022
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$840,638	$27,211	$867,849
Less: Freight and handling fulfillment revenues	(122,585)	(3)	(122,588)
Non-GAAP Coal revenues	$718,053	$27,208	$745,261
Tons sold	3,896	249	4,145
Non-GAAP Coal sales realization per ton	$184.31	$109.27	$179.80

Cost of coal sales (exclusive of items shown separately below)	$534,718	$19,337	$554,055
Depreciation, depletion and amortization - production (1)	26,747	906	27,653
Accretion on asset retirement obligations	3,390	2,531	5,921
Amortization of acquired intangibles, net	3,591	952	4,543
Total Cost of coal sales	$568,446	$23,726	$592,172
Less: Freight and handling costs	(122,585)	(3)	(122,588)
Less: Depreciation, depletion and amortization - production (1)	(26,747)	(906)	(27,653)
Less: Accretion on asset retirement obligations	(3,390)	(2,531)	(5,921)
Less: Amortization of acquired intangibles, net	(3,591)	(952)	(4,543)
Less: Idled and closed mine costs	(3,580)	(2,530)	(6,110)
Non-GAAP Cost of coal sales	$408,553	$16,804	$425,357
Tons sold	3,896	249	4,145
Non-GAAP Cost of coal sales per ton	$104.86	$67.49	$102.62
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Three Months Ended September 30, 2022
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$840,638	$27,211	$867,849
Less: Total Cost of coal sales (per table above)	(568,446)	(23,726)	(592,172)
GAAP Coal margin	$272,192	$3,485	$275,677
Tons sold	3,896	249	4,145
GAAP Coal margin per ton	$69.86	$14.00	$66.51

GAAP Coal margin	$272,192	$3,485	$275,677
Add: Depreciation, depletion and amortization - production (1)	26,747	906	27,653
Add: Accretion on asset retirement obligations	3,390	2,531	5,921
Add: Amortization of acquired intangibles, net	3,591	952	4,543
Add: Idled and closed mine costs	3,580	2,530	6,110
Non-GAAP Coal margin	$309,500	$10,404	$319,904
Tons sold	3,896	249	4,145
Non-GAAP Coal margin per ton	$79.44	$41.78	$77.18
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Three Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2023	2022	$ or Tons	%
Met segment operations:
Tons sold	4,115	3,896	219	5.6%
Non-GAAP Coal revenues	$636,711	$718,053	$(81,342)	(11.3)%
Non-GAAP Coal sales realization per ton	$154.73	$184.31	$(29.58)	(16.0)%

All Other category:
Tons sold	110	249	(139)	(55.8)%
Non-GAAP Coal revenues	$7,515	$27,208	$(19,693)	(72.4)%
Non-GAAP Coal sales realization per ton	$68.32	$109.27	$(40.95)	(37.5)%

Non-GAAP Coal revenues. Met segment operations non-GAAP coal revenues decreased $81.3 million, or 11.3%, for the three months ended September 30, 2023 compared to the prior year period. The decrease was primarily due to a $29.58 per ton, or 16.0%, reduction in average non-GAAP coal sales realization as prices moderated from the higher levels experienced during the third quarter of 2022, partially offset by a 5.6% increase in Met coal sales volumes. The elevated coal sales pricing environment in the prior year period was driven by increased coal demand, resulting from improved economic activity, coupled with limited supply response.

All Other category non-GAAP coal revenues decreased $19.7 million, or 72.4%, for the three months ended September 30, 2023 compared to the prior year period due to a weaker thermal coal pricing environment combined with a decline in coal sales volumes as our Mammoth mining complex’s sole remaining thermal coal mine ceased operation in August of 2023.

	Three Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2023	2022	$	%
Met segment operations:
Non-GAAP Cost of coal sales	$452,460	$408,553	$43,907	10.7%
Non-GAAP Cost of coal sales per ton	$109.95	$104.86	$5.09	4.9%
Non-GAAP Coal margin per ton	$44.78	$79.44	$(34.66)	(43.6)%

All Other category:
Non-GAAP Cost of coal sales	$9,320	$16,804	$(7,484)	(44.5)%
Non-GAAP Cost of coal sales per ton	$84.73	$67.49	$17.24	25.5%
Non-GAAP Coal margin per ton	$(16.41)	$41.78	$(58.19)	(139.3)%

Non-GAAP Cost of coal sales. Met segment operations non-GAAP cost of coal sales increased $43.9 million, or 10.7%, for the three months ended September 30, 2023 compared to the prior year period. The increase was primarily driven by a 5.6% increase in Met coal sales volumes combined with a 4.9% increase in average non-GAAP cost of coal sales per ton. The increase in average non-GAAP cost of coal sales per ton was primarily driven by inflationary pressures and increased levels of coal purchases, partially offset by lower royalties and taxes as a result of a lower coal pricing environment.

All Other category non-GAAP cost of coal sales decreased $7.5 million, or 44.5%, for the three months ended September 30, 2023 compared to the prior year period primarily due to the cessation of mining of our Mammoth mining complex’s sole remaining thermal coal mine in August of 2023.

Adjusted EBITDA

The following tables present a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023
(In thousands)	Met	All Other	Consolidated
Net income (loss)	$134,886	$(41,072)	$93,814
Interest expense	190	1,556	1,746
Interest income	(369)	(4,270)	(4,639)
Income tax expense	—	18,964	18,964
Depreciation, depletion and amortization	31,893	689	32,582
Non-cash stock compensation expense	23	2,976	2,999
Accretion on asset retirement obligations	3,722	2,654	6,376
Amortization of acquired intangibles, net	2,069	—	2,069
Adjusted EBITDA	$172,414	$(18,503)	$153,911

	Three Months Ended September 30, 2022
(In thousands)	Met	All Other	Consolidated
Net income (loss)	$268,157	$(15,340)	$252,817
Interest expense	40	1,714	1,754
Interest income	(369)	(689)	(1,058)
Income tax expense	—	5,730	5,730
Depreciation, depletion and amortization	26,747	1,178	27,925
Non-cash stock compensation expense	—	1,520	1,520
Mark-to-market adjustment - acquisition-related obligations	—	(2,954)	(2,954)
Accretion on asset retirement obligations	3,390	2,531	5,921
Amortization of acquired intangibles, net	3,591	952	4,543
Adjusted EBITDA	$301,556	$(5,358)	$296,198

The following table summarizes Adjusted EBITDA for our Met segment operations and All Other category:

	Three Months Ended September 30,		Increase (Decrease)
(In thousands)	2023	2022	$	%
Adjusted EBITDA
Met segment operations	$172,414	$301,556	$(129,142)	(42.8)%
All Other category	(18,503)	(5,358)	(13,145)	(245.3)%
Total	$153,911	$296,198	$(142,287)	(48.0)%

Met segment operations. Adjusted EBITDA decreased $129.1 million, or 42.8%, for the three months ended September 30, 2023 compared to the prior year period. The decrease in Adjusted EBITDA was primarily driven by decreased coal margin and lower non-GAAP coal sales realization per ton in the current period.

All Other category. Adjusted EBITDA decreased $13.1 million, or 245.3%, for the three months ended September 30, 2023 compared to the prior year period. The decrease in Adjusted EBITDA was primarily driven by a decrease in tons sold, decreased coal margin, and lower non-GAAP coal sales realization per ton in the current period.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Revenues

The following table summarizes information about our revenues during the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2023	2022	$ or Tons	%
Coal revenues	$2,499,503	$3,271,845	$(772,342)	(23.6)%
Other revenues	11,923	6,299	5,624	89.3%
Total revenues	$2,511,426	$3,278,144	$(766,718)	(23.4)%

Tons sold	12,488	12,497	(9)	(0.1)%

Coal revenues. Coal revenues decreased $772.3 million, or 23.6%, for the nine months ended September 30, 2023 compared to the prior year period. The decrease was primarily due to a 25.4% reduction in average coal sales realization within our Met segment as pricing moderated from the higher levels experienced during the prior year, partially offset by a 2.3% increase in coal sales volumes. The elevated coal sales pricing environment in the prior year period was driven by increased coal demand, resulting from improved economic activity, coupled with limited supply response. Coal revenues within our All Other category also declined due to the cessation of mining of our Mammoth mining complex’s sole remaining thermal coal mine in August of 2023. Refer to the “Non-GAAP Coal revenues” section below for further detail on coal revenues for the nine months ended September 30, 2023 compared to the prior year period.

Cost and Expenses

The following table summarizes information about our costs and expenses during the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2023	2022	$	%
Cost of coal sales (exclusive of items shown separately below)	$1,687,259	$1,736,826	$(49,567)	(2.9)%
Depreciation, depletion and amortization	94,231	83,690	10,541	12.6%
Accretion on asset retirement obligations	19,129	17,822	1,307	7.3%
Amortization of acquired intangibles, net	6,458	16,038	(9,580)	(59.7)%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	56,251	48,339	7,912	16.4%
Total other operating loss (income):
Mark-to-market adjustment for acquisition-related obligations	—	10,615	(10,615)	(100.0)%
Other (income) expense	(1,665)	569	(2,234)	(392.6)%
Total costs and expenses	$1,861,663	$1,913,899	$(52,236)	(2.7)%

Cost of coal sales. Cost of coal sales decreased $49.6 million, or 2.9%, for the nine months ended September 30, 2023 compared to the prior year period as increased costs due to inflationary pressure and increased levels of coal purchases were more than offset by lower royalties, taxes, and freight and handling costs due to the lower coal pricing environment.

Depreciation, depletion and amortization. Depreciation, depletion and amortization increased $10.5 million, or 12.6%, for the nine months ended September 30, 2023 compared to the prior year period. The increase was primarily due to capital expenditures.

Amortization of acquired intangibles, net. Amortization of acquired intangibles, net decreased $9.6 million, or 59.7%, for the nine months ended September 30, 2023 compared to the prior year period. The decrease was primarily driven by accelerated prior period amortization of certain acquired mine permits as a result of an update to the estimated life of the associated mines.

Selling, general and administrative. Selling, general and administrative expenses increased $7.9 million, or 16.4%, for the nine months ended September 30, 2023 compared to the prior year period. This increase was primarily related to increases of $5.1 million in stock compensation expense, $1.8 million in wages and benefits expense, and $0.3 million in incentive pay.

Mark-to-market adjustment for acquisition-related obligations. The mark-to-market adjustment for acquisition-related obligations was $10.6 million for the nine months ended September 30, 2022. As the royalty period ended on December 31, 2022, there was no mark-to-market adjustment recorded during the nine months ended September 30, 2023. Refer to Notes 9 and 11 for additional information on the Contingent Revenue Obligation.

Other (income) expense. Other income increased $2.2 million, or 392.6%, for the nine months ended September 30, 2023 compared to the prior year period, primarily due to an increase in income on sale of assets in the current period.

Total Other Expense, Net

The following table summarizes information about our total other expense, net during the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2023	2022	$	%
Total other expense, net	$8,850	$22,427	$(13,577)	(60.5)%

Total other expense, net decreased $13.6 million, or 60.5%, for the nine months ended September 30, 2023 compared to the prior year period, primarily related to decreased interest expense due to a reduction in outstanding debt.

Income Tax Expense
The following table summarizes information about our income tax expense during the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2023	2022	$	%
Income tax expense	$94,973	$113,953	$(18,980)	(16.7)%
Income tax expense of $95.0 million was recorded for the nine months ended September 30, 2023 on income before income taxes of $640.9 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to the permanent impact of percentage depletion and foreign-derived intangible income deductions.
Income tax expense of $114.0 million was recorded for the nine months ended September 30, 2022 on income before income taxes of $1,341.8 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to the decrease in the valuation allowance and the permanent impact of percentage depletion and foreign-derived intangible income deductions. Refer to Note 12 for additional information.
Non-GAAP Financial Measures
Included below are reconciliations of non-GAAP financial measures to GAAP financial measures. Refer to the “Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022” section above for discussion on “non-GAAP financial measures.”
The following tables summarize certain financial information relating to our coal operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$2,452,462	$47,041	$2,499,503
Less: Freight and handling fulfillment revenues	(319,244)	(227)	(319,471)
Non-GAAP Coal revenues	$2,133,218	$46,814	$2,180,032
Tons sold	12,001	487	12,488
Non-GAAP Coal sales realization per ton	$177.75	$96.13	$174.57

Cost of coal sales (exclusive of items shown separately below)	$1,639,230	$48,029	$1,687,259
Depreciation, depletion and amortization - production (1)	92,421	922	93,343
Accretion on asset retirement obligations	11,165	7,964	19,129
Amortization of acquired intangibles, net	6,458	—	6,458
Total Cost of coal sales	$1,749,274	$56,915	$1,806,189
Less: Freight and handling costs	(319,244)	(227)	(319,471)
Less: Depreciation, depletion and amortization - production (1)	(92,421)	(922)	(93,343)
Less: Accretion on asset retirement obligations	(11,165)	(7,964)	(19,129)
Less: Amortization of acquired intangibles, net	(6,458)	—	(6,458)
Less: Idled and closed mine costs	(13,107)	(7,558)	(20,665)
Non-GAAP Cost of coal sales	$1,306,879	$40,244	$1,347,123
Tons sold	12,001	487	12,488
Non-GAAP Cost of coal sales per ton	$108.90	$82.64	$107.87
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Nine Months Ended September 30, 2023
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$2,452,462	$47,041	$2,499,503
Less: Total Cost of coal sales (per table above)	(1,749,274)	(56,915)	(1,806,189)
GAAP Coal margin	$703,188	$(9,874)	$693,314
Tons sold	12,001	487	12,488
GAAP Coal margin per ton	$58.59	$(20.28)	$55.52

GAAP Coal margin	$703,188	$(9,874)	$693,314
Add: Depreciation, depletion and amortization - production (1)	92,421	922	93,343
Add: Accretion on asset retirement obligations	11,165	7,964	19,129
Add: Amortization of acquired intangibles, net	6,458	—	6,458
Add: Idled and closed mine costs	13,107	7,558	20,665
Non-GAAP Coal margin	$826,339	$6,570	$832,909
Tons sold	12,001	487	12,488
Non-GAAP Coal margin per ton	$68.86	$13.49	$66.70
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

	Nine Months Ended September 30, 2022
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$3,213,639	$58,206	$3,271,845
Less: Freight and handling fulfillment revenues	(423,132)	(21)	(423,153)
Non-GAAP Coal revenues	$2,790,507	$58,185	$2,848,692
Tons sold	11,726	771	12,497
Non-GAAP Coal sales realization per ton	$237.98	$75.47	$227.95

Cost of coal sales (exclusive of items shown separately below)	$1,684,224	$52,602	$1,736,826
Depreciation, depletion and amortization - production (1)	81,009	1,953	82,962
Accretion on asset retirement obligations	10,178	7,644	17,822
Amortization of acquired intangibles, net	13,182	2,856	16,038
Total Cost of coal sales	$1,788,593	$65,055	$1,853,648
Less: Freight and handling costs	(423,132)	(21)	(423,153)
Less: Depreciation, depletion and amortization - production (1)	(81,009)	(1,953)	(82,962)
Less: Accretion on asset retirement obligations	(10,178)	(7,644)	(17,822)
Less: Amortization of acquired intangibles, net	(13,182)	(2,856)	(16,038)
Less: Idled and closed mine costs	(9,892)	(9,732)	(19,624)
Non-GAAP Cost of coal sales	$1,251,200	$42,849	$1,294,049
Tons sold	11,726	771	12,497
Non-GAAP Cost of coal sales per ton	$106.70	$55.58	$103.55

	Nine Months Ended September 30, 2022
(In thousands, except for per ton data)	Met	All Other	Consolidated
Coal revenues	$3,213,639	$58,206	$3,271,845
Less: Total Cost of coal sales (per table above)	(1,788,593)	(65,055)	(1,853,648)
GAAP Coal margin	$1,425,046	$(6,849)	$1,418,197
Tons sold	11,726	771	12,497
GAAP Coal margin per ton	$121.53	$(8.88)	$113.48

GAAP Coal margin	$1,425,046	$(6,849)	$1,418,197
Add: Depreciation, depletion and amortization - production (1)	81,009	1,953	82,962
Add: Accretion on asset retirement obligations	10,178	7,644	17,822
Add: Amortization of acquired intangibles, net	13,182	2,856	16,038
Add: Idled and closed mine costs	9,892	9,732	19,624
Non-GAAP Coal margin	$1,539,307	$15,336	$1,554,643
Tons sold	11,726	771	12,497
Non-GAAP Coal margin per ton	$131.27	$19.89	$124.40

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2023	2022	$	%
Met segment operations:
Tons sold	12,001	11,726	275	2.3%
Non-GAAP Coal revenues	$2,133,218	$2,790,507	$(657,289)	(23.6)%
Non-GAAP Coal sales realization per ton	$177.75	$237.98	$(60.23)	(25.3)%

All Other category:
Tons sold	487	771	(284)	(36.8)%
Non-GAAP Coal revenues	$46,814	$58,185	$(11,371)	(19.5)%
Non-GAAP Coal sales realization per ton	$96.13	$75.47	$20.66	27.4%

Non-GAAP Coal revenues. Met segment operations non-GAAP coal revenues decreased $657.3 million, or 23.6%, for the nine months ended September 30, 2023 compared to the prior year period. The decrease was primarily due to a $60.23 per ton, or 25.3%, reduction in average non-GAAP coal sales realization as prices moderated from the higher levels experienced during the prior year period, partially offset by a 2.3% increase in Met coal sales volumes. The elevated coal sales pricing environment in the prior year period was driven by increased coal demand, resulting from improved economic activity, coupled with limited supply response.

All Other category non-GAAP coal revenues decreased $11.4 million, or 19.5%, for the nine months ended September 30, 2023 compared to the prior year period primarily due to a decline in coal sales volumes as our Mammoth mining complex’s sole remaining thermal coal mine ceased operation in August of 2023.

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2023	2022	$	%
Met segment operations:
Non-GAAP Cost of coal sales	$1,306,879	$1,251,200	$55,679	4.5%
Non-GAAP Cost of coal sales per ton	$108.90	$106.70	$2.20	2.1%
Non-GAAP Coal margin per ton	$68.86	$131.27	$(62.41)	(47.5)%

All Other category:
Non-GAAP Cost of coal sales	$40,244	$42,849	$(2,605)	(6.1)%
Non-GAAP Cost of coal sales per ton	$82.64	$55.58	$27.06	48.7%
Non-GAAP Coal margin per ton	$13.49	$19.89	$(6.40)	(32.2)%

Non-GAAP Cost of coal sales. Met segment operations non-GAAP cost of coal sales increased $55.7 million, or 4.5%, for the nine months ended September 30, 2023 compared to the prior year period. The increase was primarily driven by a 2.3% increase in Met coal sales volumes combined with a 2.1% increase in average non-GAAP cost of coal sales per ton. The increase in average non-GAAP cost of coal sales per ton was primarily driven by inflationary pressures and increased levels of coal purchases, partially offset by lower royalties and taxes as a result of a lower coal pricing environment.

All Other category non-GAAP cost of coal sales decreased $2.6 million, or 6.1%, for the nine months ended September 30, 2023 compared to the prior year period primarily due to the cessation of mining of our Mammoth mining complex’s sole remaining thermal coal mine in August of 2023.

Adjusted EBITDA

The following tables present a reconciliation of net income (loss) to Adjusted EBITDA for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023
	Met	All Other	Consolidated
Net income (loss)	$693,494	$(147,554)	$545,940
Interest expense	553	4,769	5,322
Interest income	(643)	(8,268)	(8,911)
Income tax expense	—	94,973	94,973
Depreciation, depletion and amortization	92,421	1,810	94,231
Non-cash stock compensation expense	69	9,609	9,678
Accretion on asset retirement obligations	11,165	7,964	19,129
Amortization of acquired intangibles, net	6,458	—	6,458
Adjusted EBITDA	$803,517	$(36,697)	$766,820

	Nine Months Ended September 30, 2022
	Met	All Other	Consolidated
Net income (loss)	$1,417,125	$(189,260)	$1,227,865
Interest expense	132	19,923	20,055
Interest income	(541)	(871)	(1,412)
Income tax expense	—	113,953	113,953
Depreciation, depletion and amortization	81,010	2,680	83,690
Non-cash stock compensation expense	3	4,100	4,103
Mark-to-market adjustment - acquisition-related obligations	—	10,615	10,615
Accretion on asset retirement obligations	10,178	7,644	17,822
Amortization of acquired intangibles, net	13,182	2,856	16,038
Adjusted EBITDA	$1,521,089	$(28,360)	$1,492,729

The following table summarizes Adjusted EBITDA for our Met segment operations and All Other category:

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2023	2022	$	%
Adjusted EBITDA
Met segment operations	$803,517	$1,521,089	$(717,572)	(47.2)%
All Other category	(36,697)	(28,360)	(8,337)	(29.4)%
Total	$766,820	$1,492,729	$(725,909)	(48.6)%

Met segment operations. Adjusted EBITDA decreased $717.6 million, or 47.2%, for the nine months ended September 30, 2023 compared to the prior year period. The decrease in Adjusted EBITDA was primarily driven by decreased coal margin and lower non-GAAP coal sales realization per ton in the current period.

All Other category. Adjusted EBITDA decreased $8.3 million, or 29.4%, for the nine months ended September 30, 2023 compared to the prior year period. The decrease in Adjusted EBITDA was primarily driven by a decrease in tons sold and decreased coal margin, partially offset by higher non-GAAP coal sales realization per ton in the current period.

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

Liquidity

The following table summarizes our total liquidity as of September 30, 2023:

(in thousands)	September 30, 2023
Cash and cash equivalents	$296,059
Credit facility availability (1)	94,073
Total liquidity	$390,132
(1) Comprised of our unused commitments available under the Second Amended and Restated Asset-Based Revolving Credit Agreement (the “ABL Agreement”), subject to limitations described therein.

Cash Collateral

We are required to provide cash collateral to secure our obligations under certain workers’ compensation, black lung, reclamation-related obligations, financial payments and other performance obligations, and other operating agreements. Future regulatory changes relating to these obligations could result in increased obligations, additional costs, or additional collateral requirements which could require greater use of alternative sources of funding for this purpose, which would reduce our liquidity. Refer to the DCMWC Reauthorization Process section below for information related to the new authorization process for self-insured coal mine operators being implemented by the U.S. Department of Labor (Division of Coal Mine Workers’ Compensation). As of September 30, 2023, we had the following cash collateral on our Condensed Consolidated Balance Sheets:

(in thousands)	September 30, 2023
Long-term restricted cash	$83,004
Long-term restricted investments	71,269
Short-term and long-term deposits (1)	7,605
Total cash collateral	$161,878
(1) Includes $6,736 related to our dividend payable. Refer to Note 6 for additional information.

Off-Balance Sheet Arrangements

We are required to provide financial assurance in order to perform the post-mining reclamation required by our mining permits, pay workers’ compensation claims under workers’ compensation laws in various states, pay federal black lung benefits, and perform certain other obligations. In order to provide the required financial assurance, we generally use surety bonds for post-mining reclamation and workers’ compensation obligations. We also use bank letters of credit to collateralize certain obligations. As of September 30, 2023, we had the following outstanding surety bonds and letters of credit:

(in thousands)	September 30, 2023
Surety bonds	$175,339
Letters of credit (1)	$60,927
(1) The letters of credit outstanding are under the ABL Agreement dated December 6, 2021.

Refer to Note 15, part (c) for further disclosures on off-balance sheet arrangements.

Debt Financing and Related Transactions

At September 30, 2023, the ABL Agreement included a senior secured asset-based revolving credit facility (the “ABL Facility”). Under the ABL Facility, we could borrow cash or obtain letters of credit, on a revolving basis, in an aggregate amount of up to $155.0 million, of which no more than $150.0 million could represent outstanding letters of credit ($125.0 million on a committed basis and another $25.0 million on an uncommitted cash collateralized basis). The facility’s maturity date was December 6, 2024. Availability under the ABL Facility was calculated on a monthly basis and fluctuated based on qualifying amounts of coal inventory and trade accounts receivable (the “Borrowing Base”) and the facility’s covenant limitations related to our Fixed Charge Coverage Ratio (refer to “Analysis of Material Debt Covenants” below). In accordance with terms of the ABL Facility, we could have been required to cash collateralize the ABL Facility to the extent outstanding borrowings and letters of credit under the ABL Facility exceeded the Borrowing Base after considering covenant limitations.

Refer to Note 8 for additional disclosures on long-term debt and for subsequent event disclosures related to the refinancing of the ABL Facility.

Acquisition-Related Obligations

During the first quarter of 2023, we paid the final calculated payment pursuant to terms of the Contingent Revenue Obligation. At September 30, 2023, we had $0.2 million of acquisition-related obligations outstanding. Refer to Note 9 for additional disclosures on acquisition-related obligations.

Capital Requirements

Our capital expenditures for the nine months ended September 30, 2023 were $183.8 million. We expect to spend between $250.0 million and $280.0 million on capital expenditures during 2023.

Contractual Obligations

Our contractual obligations are discussed in the “Liquidity and Capital Resources—Contractual Obligations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to our contractual obligations during the nine months ended September 30, 2023.

Refer to Note 8, Note 9, and Note 15 for additional disclosures on long-term debt, acquisition-related obligations, and other commitments, respectively.

Business Updates

On August 3, 2023, S&P Global Ratings upgraded its issuer credit rating on the Company to B+ from B based on the strength of our balance sheet. The rating outlook was noted as stable. On July 18, 2023, Moody’s Investors Service upgraded our Corporate Family Rating to B1 from B2, upgraded our Probability of Default Rating to B1-PD from B2-PD, and affirmed our B1 rating on the ABL Facility. Our Speculative Grade Liquidity Rating remained unchanged at SGL-2. The rating outlook was revised to stable from positive. Should we receive any negative outlook ratings in the future, such negative outlook ratings would result in potential liquidity risks for us, including the risks of declines in our stock value, declines in our cash and cash equivalents, less availability and higher costs of additional credit, and requests for additional collateral by surety providers.

We own a 65.0% interest in Dominion Terminal Associates (“DTA”), a coal export terminal in Newport News, Virginia. DTA provides us with the ability to fulfill a broad range of customer coal quality requirements through coal blending, while also providing storage capacity and transportation flexibility. DTA is in need of capital investment to maximize functionality and minimize downtime due to mechanical issues. Together with DTA leadership and ownership partners, we are evaluating a needs assessment and rough timeline for the recommended work. In connection with expected capital investments at DTA, we expect to spend between $40.0 million and $50.0 million on capital contributions for equity affiliates in 2024. The cash contribution range for 2024 includes both the cash needed for normal operating costs which are expected to be approximately

$20.0 million along with the amounts expected to be spent related to the facility upgrades. Beyond our share of routine operating costs, we expect we will invest up to an incremental $25.0 million per year for infrastructure and equipment upgrades at DTA over the next 6 years.

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

Income Taxes

As of September 30, 2023, the Company has recorded federal income taxes payable of $8.6 million. Refer to Note 12 for further disclosures related to income taxes.

Pension Plans

We do not expect to have any additional contributions to the pension plans for the remainder of 2023. Refer to Note 13 for further disclosures related to this obligation.

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

The reauthorization process provided us with the right to appeal the security determination in writing within 30 days of the date of the notification, which appeal period the DCMWC agreed to extend to May 22, 2020, and we exercised this right of appeal. We strongly disagree with the DCMWC’s substantially higher collateral determination and the methodology through which the calculation was derived. In February 2021, the U.S. Department of Labor (“DOL”) withdrew its Federal Register notice seeking comments on its bulletin describing its new method of calculating collateral requirements. The DOL removed the bulletin from its website in May 2021. On February 10, 2022, a telephone conference was held with DCMWC and DOL decision makers wherein we presented facts and arguments in support of our appeal. No ruling has been made on the appeal, but during the call we indicated that we would be willing to allocate an additional $10.0 million in collateral. If our appeal is unsuccessful, we may be required to provide additional letters of credit in order to receive self-insurance reauthorization from the DCMWC or insure these black lung obligations through a third-party provider, which would likely also require us to provide additional collateral. In January 2023, the DOL proposed for public comment new regulations which, if adopted, would substantially increase the collateral required to secure self-insured federal black lung obligations. Under the proposed 120% minimum collateral requirement, we estimate we could be required to provide approximately $80.0 million to $100.0 million of collateral to secure certain of our black lung obligations. The DOL has indicated that it expects that some form of these new regulations could go into effect in the fourth quarter of 2023. A significant increase in these collateral obligations could have a materially adverse effect on our liquidity.

Share Repurchase Program

Refer to Note 6 and “Unregistered Sales of Equity Securities and Use of Proceeds” for information on the share repurchase program, the shares repurchased during the current period, and subsequent event disclosures related to the approval by our Board of Directors (the “Board”) to increase the aggregate amount permitted to be repurchased under the share repurchase program.

Dividend Program

Refer to Note 6 for information related to our dividend program, including the quarterly cash dividend declared during the current period and subsequent event disclosures on the declaration of a quarterly cash dividend during the fourth quarter.

Cash Flows

Cash, cash equivalents, and restricted cash increased by $23.7 million and $272.3 million over the nine months ended September 30, 2023 and 2022, respectively. The net change in cash, cash equivalents, and restricted cash was attributable to the following:

	Nine Months Ended September 30,
	2023	2022
Cash flows (in thousands):
Net cash provided by operating activities	$651,806	$1,299,037
Net cash used in investing activities	(126,637)	(182,564)
Net cash used in financing activities	(501,500)	(844,133)
Net increase in cash and cash equivalents and restricted cash	$23,669	$272,340

Operating Activities. The decrease in net cash provided by operating activities for the nine months ended September 30, 2023 compared to the prior year period was primarily attributable to lower coal sale realizations as discussed above in “Results of Operations,” partially offset by reductions in royalties and taxes as a result of a lower coal pricing environment.

Investing Activities. The decrease in net cash used in investing activities for the nine months ended September 30, 2023 compared to the prior year period was primarily driven by a net increase in cash from investment security activity, partially offset by increases in capital expenditures and cash paid for business acquired.

Financing Activities. The decrease in net cash used in financing activities for the nine months ended September 30, 2023 compared to the prior year period was primarily driven by decreases in principal repayments of long-term debt as a result of the payoff of the Term Loan Credit Facility in the prior year period, partially offset by increases in dividends paid and common stock repurchases and related expenses.

Analysis of Material Debt Covenants

We were in compliance with all covenants under the ABL Agreement as of September 30, 2023. A breach of the covenants in the ABL Agreement could have resulted in a default under the terms of such agreement, and the respective lenders could then have elected to declare all amounts borrowed due and payable.

Pursuant to the ABL Agreement, during any Liquidity Period (capitalized terms as defined in the ABL Agreement), our Fixed Charge Coverage Ratio could not have been less than 1.0 as of the last day of any Test Period, commencing with the Test Period ended immediately preceding the commencement of such Liquidity Period. The Fixed Charge Coverage Ratio was calculated as (a) Consolidated EBITDA of the Company and its Restricted Subsidiaries for such period, minus non-financed Capital Expenditures (including Capital Expenditures financed with the proceeds of any Loans) paid or payable currently in cash by the Company or any of its Subsidiaries for such period to (b) the Fixed Charges of the Company and its Restricted Subsidiaries during such period. As of September 30, 2023, we were not in a Liquidity Period.

Refer to Note 8 for subsequent event disclosures related to the refinancing of the ABL Facility.

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
Our critical accounting policies are discussed in the “Critical Accounting Policies and Estimates” section contained in our Annual Report on Form 10-K for the year ended December 31, 2022. Our critical accounting policies remain unchanged at September 30, 2023. Refer to the Recent Accounting Guidance section in Note 1 for further information.

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

The market price of diesel fuel fluctuates due to changes in production, seasonality, and other market factors generally outside of our control. Increased fuel costs may have a negative impact on our results of operations and financial condition. As of September 30, 2023, our forecasted diesel fuel usage and fixed price diesel fuel purchase commitments for 2023 and 2024 are as follows:

	Budgeted Diesel Fuel Usage in Gallons	% Priced	Average Realized Price per Gallon
2023	23.9 million	94.6%	$3.49
2024	23.3 million	42.4%	$3.46

Interest Rate Risk

As of September 30, 2023, we maintain a senior secured asset-based revolving credit facility under which we may borrow up to $155.0 million (less amounts outstanding for letters of credit). Any cash borrowings under the facility would bear a floating rate of interest. No cash borrowings were outstanding under the facility as of September 30, 2023 or December 31, 2022. As of September 30, 2023 and December 31, 2022, we had $60.9 million and $61.9 million letters of credit outstanding under the facility, respectively. Refer to Note 8 for additional information. Also refer to the “Financial Statements and Supplementary Data—Note 14” section contained in our Annual Report on Form 10-K for the year ended December 31, 2022 for discussion on the terms of our long-term debt.

As of September 30, 2023 and December 31, 2022, we had investments in trading securities of $71.3 million and $151.8 million respectively. While the fair value of these investments is exposed to risk with respect to changes in market rates of interest, we do not believe exposure to changes in interest rates is material to our consolidated financial statements. We manage risk by investing in shorter term highly rated debt obligations (primarily U.S. government securities). As of September 30, 2023 and December 31, 2022, the remaining maturities of our acquired debt securities was less than 12 months.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of September 30, 2023. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of September 30, 2023.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factor below and the factors discussed in the “Risk Factors” section contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, together with the cautionary statement under the caption “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. These described risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Disruptions in transportation services or port facilities, and increased transportation costs, could impair our ability to supply coal to our customers, reduce demand and adversely affect our business.

For the nine months ended September 30, 2023 and the year ended December 31, 2022, 89% and 84% of our coal volume, respectively, was transported from our shipping points to a vessel loading point or customer location by rail. Deterioration in the reliability of the service provided by rail carriers because of, for example, insufficient allocation of resources to us by rail companies or a strike by railroad workers, would result in increased internal coal handling costs and decreased shipping volumes. If we were unable to find alternatives, our business would be adversely affected, possibly materially. Most of our operations are serviced by a single rail carrier. Due to the difficulty in arranging alternative transportation, these operations are particularly at risk of disruptions, capacity issues or other difficulties with that carrier’s transportation services, which could adversely and materially affect our revenues and results of operations.

Further, we depend significantly upon the reliable operation of the Dominion Terminal Associates (“DTA”) coal export terminal in Newport News, Virginia. DTA, in which we hold a 65.0% ownership interest, provides us with the ability to fulfill a broad range of customer coal quality requirements through coal blending, while also providing storage capacity and transportation flexibility. Any significant disruption in DTA’s functions and operations could adversely and materially affect our revenues and results of operations.

We also depend upon trucks, barges and ocean vessels to deliver coal to our customers. In addition, much of our coal is transported from our mines to our loading facilities by trucks owned and operated by third parties. Disruption of any of these transportation services due to weather-related problems, mechanical difficulties, fuel and supply costs, strikes, lockouts, bottlenecks, terrorist attacks or other events could impair our ability to supply coal to our customers, resulting in decreased shipments and revenue. Disruption in shipment levels over long periods of time could cause our customers to look to other sources for their coal needs, negatively affecting our revenues and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Policy

Pursuant to the dividend policy adopted by the Board on May 3, 2022, the Board declared quarterly cash dividends of $0.44, $0.50, and $0.50 per share on the Company’s common stock during the three months ended March 31, 2023, June 30, 2023, and September 30, 2023, respectively. The holders of the Company’s common stock are entitled to receive such dividends, if any, when they are declared by the Board. On August 2, 2023, the Board determined to end the Company’s fixed dividend program following the quarterly dividend declared and to be paid in the fourth quarter of 2023. The decision to declare and pay cash dividends will be made by the Board and will depend on the Company’s earnings, financial condition and other relevant factors. Refer to Note 6 for further information related to the Company’s dividend program.

Repurchase of Common Stock

The following table summarizes information about shares of common stock that were repurchased during the third quarter of 2023.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (1)(2)(3)
July 1, 2023 through July 31, 2023	257,614	$162.93	257,614	$416,422
August 1, 2023 through August 31, 2023	173,015	$184.93	173,015	$384,427
September 1, 2023 through September 30, 2023	114,412	$235.78	114,412	$357,451
	545,041		545,041
(1) On February 21, 2023, the Board approved an increase to the existing common share repurchase program that the Board adopted on March 4, 2022, bringing the total authorization to repurchase the Company’s stock to $1.2 billion. Refer to Note 6 for additional information.
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

Item 5. Other Information

(a) On October 27, 2023, the Company entered into a Credit Agreement by and among the Company and certain of its subsidiaries, as borrowers, guarantors party thereto, Regions Capital Markets, a division of Regions Bank, as book runner and lead arranger, ServisFirst Bank and Texas Capital Bank, as joint book runners and joint lead arrangers, other lenders from time to time party thereto, and Regions Bank, as administrative agent, collateral agent, swingline lender and letter of credit issuer (the “New ABL Facility”).

The New ABL Facility provides for a $155 million senior secured asset-based revolving loan facility that matures on October 27, 2027 (subject to any intervening maturity date, as described in the New ABL Facility). The New ABL Facility also (i) contains a letter of credit sub-facility with $155 million committed availability for letters of credit and another $25 million uncommitted on a cash collateralized basis and (ii) provides the Borrowers with the right to seek additional credit under the agreement in an aggregate amount of up to $75 million, subject to certain specified conditions.

Borrowings under the New ABL Facility will bear interest at a rate per annum, at the option of the Company, at either (i) Term SOFR (as defined in the New ABL Facility) plus 3.0% and an additional 0.10% adjustment and (ii) the Base Rate (as defined in the New ABL Facility) plus 2.0%. The New ABL Facility also provides for the payment of additional fees, including an upfront fee, a 0.375% commitment fee, and a 0.25% per annum fronting fee on the face amount of each letter of credit, and other fees set forth therein. The New ABL Facility replaces the Company’s Second Amended and Restated Asset-Based Revolving Credit Agreement dated as December 6, 2021 (as amended, modified or supplemented), among the Company, the Borrowers and Guarantors party thereto, the lenders and letter of credit issuers from time to time party thereto and Citibank, N.A., as administrative agent and collateral agent.

The terms of the New ABL Facility include customary representations and warranties, affirmative and negative covenants and events of default. The New ABL Facility is guaranteed by substantially all of the Company’s direct and indirect subsidiaries (together with the Company, the “Loan Parties”) and secured by all or substantially all of the assets of the Loan Parties, including equity in the Loan Parties’ domestic subsidiaries, as collateral for the obligations under the New ABL Facility

The above summary of the New ABL Facility is not a complete description thereof and is qualified in its entirety by the full text of the agreements filed as Exhibits 10.1 and 10.2 and incorporated herein by reference.

On October 31, 2023, the compensation committee of the Board increased the base salary of Mr. Munsey, the Company's chief financial officer, to $500,000 per year, effective as of November 6, 2023.

(b) None.

(c) Trading Plans

During the quarter ended September 30, 2023, no director or officer adopted or terminated:

(i)    Any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c); or

(ii)    Any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of item 408(a) of Regulation S-K.

Item 6. Exhibits

Refer to the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA METALLURGICAL RESOURCES, INC.
Date: November 2, 2023	By:	/s/ J. Todd Munsey
	Name:	J. Todd Munsey
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
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
10.1
Credit Agreement, dated as of October 27, 2023, by and among Alpha Metallurgical Resources, Inc. and certain of its Subsidiaries, as borrowers, the Guarantors party thereto, Regions Capital Markets, a division of Regions Bank, as Book Runner and Lead Arranger, ServisFirst Bank and Texas Capital Bank, as Joint Book Runners and Joint Lead Arrangers, the other Lenders from time to time party thereto, and Regions Bank, as administrative agent, collateral agent, swingline lender and LC issuer.

10.2
Security Agreement, dated as of October 27, 2023, by and among Alpha Metallurgical Resources, Inc., the subsidiaries of Alpha Metallurgical Resources, Inc. that are grantors thereunder and Regions Bank, as collateral agent.

31*	Certifications Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32**	Certifications Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002
95*	Mine Safety Disclosure Exhibit
101*
The following financial information from Alpha Metallurgical Resources, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
** Furnished herewith