Form 10-Q
period 2024-03-31
Alpha Metallurgical Resources, Inc.
filed 2024-05-06
CIK 1704715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of April 30, 2024: 13,007,215

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
•our ability to execute our share repurchase program;
•our ability to self-insure certain of our black lung obligations without a significant increase in required collateral;
•our ability to meet collateral requirements and fund employee benefit obligations;
•our costs of complying with health and safety regulations, including but not limited to MSHA’s new silica regulations;
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
•increased volatility and uncertainty regarding worldwide markets, seaborne transportation and our customers as a result of developments in and around Ukraine and the Middle East;
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
•our indebtedness as we may incur it from time to time;
•reclamation and mine closure obligations;

•our assumptions concerning economically recoverable coal reserve estimates; and
•other factors, including the other factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included elsewhere in this Quarterly Report on Form 10-Q and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023.

The list of factors identified above is not exhaustive. We caution readers not to place undue reliance on any forward looking statements, which are based on information currently available to us and speak only as of the dates on which they are made. When considering these forward-looking statements, you should keep in mind the cautionary statements in this report. We do not undertake any responsibility to publicly revise these forward-looking statements to take into account events or circumstances that occur after the date of this report. Additionally, except as expressly required by federal securities laws, we do not undertake any responsibility to update you on the occurrence of any unanticipated events, which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this report.

Part I - Financial Information

Item 1. Financial Statements

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenues:
Coal revenues	$861,283	$906,698
Other revenues	2,789	4,537
Total revenues	864,072	911,235
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	648,313	539,137
Depreciation, depletion and amortization	40,701	29,423
Accretion on asset retirement obligations	6,143	6,377
Amortization of acquired intangibles, net	1,675	2,197
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	22,377	20,692
Other operating loss (income)	2,985	(1,092)
Total costs and expenses	722,194	596,734
Income from operations	141,878	314,501
Other (expense) income:
Interest expense	(1,086)	(1,720)
Interest income	3,971	1,518
Equity loss in affiliates	(1,640)	(1,748)
Miscellaneous (expense) income, net	(1,963)	631
Total other expense, net	(718)	(1,319)
Income before income taxes	141,160	313,182
Income tax expense	(14,165)	(42,411)
Net income	$126,995	$270,771

Basic income per common share	$9.77	$17.74
Diluted income per common share	$9.59	$17.01

Weighted average shares – basic	13,002,127	15,266,895
Weighted average shares – diluted	13,236,596	15,916,378

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$126,995	$270,771
Other comprehensive income (loss), net of tax:
Employee benefit plans:
Amortization of and adjustments to employee benefit costs	964	(627)
Income tax (expense) benefit	(214)	139
Total other comprehensive income (loss), net of tax	750	(488)
Total comprehensive income	$127,745	$270,283
Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$269,386	$268,207
Trade accounts receivable, net of allowance for credit losses of $217 and $234 as of March 31, 2024 and December 31, 2023, respectively	526,222	509,682
Inventories, net	246,033	231,344
Prepaid expenses and other current assets	34,868	39,064
Total current assets	1,076,509	1,048,297
Property, plant, and equipment, net of accumulated depreciation and amortization of $588,735 and $558,905 as of March 31, 2024 and December 31, 2023, respectively	607,637	588,992
Owned and leased mineral rights, net of accumulated depletion and amortization of $106,429 and $99,826 as of March 31, 2024 and December 31, 2023, respectively	449,892	451,160
Other acquired intangibles, net of accumulated amortization of $40,218 and $38,543 as of March 31, 2024 and December 31, 2023, respectively	44,904	46,579
Long-term restricted investments	38,055	40,597
Long-term restricted cash	121,927	115,918
Deferred income taxes	8,284	8,028
Other non-current assets	113,601	106,486
Total assets	$2,460,809	$2,406,057
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,392	$3,582
Trade accounts payable	151,453	128,836
Accrued expenses and other current liabilities	186,444	177,512
Total current liabilities	341,289	309,930
Long-term debt	6,034	6,792
Workers’ compensation and black lung obligations	186,023	189,226
Pension obligations	101,800	101,908
Asset retirement obligations	172,758	166,509
Deferred income taxes	41,226	39,142
Other non-current liabilities	20,535	18,622
Total liabilities	869,665	832,129
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Preferred stock - par value $0.01, 5,000,000 shares authorized, none issued	—	—
Common stock - par value $0.01, 50,000,000 shares authorized, 22,371,165 issued and 13,007,215 outstanding at March 31, 2024 and 22,058,135 issued and 12,938,679 outstanding at December 31, 2023	224	221
Additional paid-in capital	830,536	834,482
Accumulated other comprehensive loss	(39,837)	(40,587)
Treasury stock, at cost: 9,363,950 shares at March 31, 2024 and 9,119,456 shares at December 31, 2023	(1,295,639)	(1,189,715)
Retained earnings	2,095,860	1,969,527
Total stockholders’ equity	1,591,144	1,573,928
Total liabilities and stockholders’ equity	$2,460,809	$2,406,057
Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net income	$126,995	$270,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	40,701	29,423
Amortization of acquired intangibles, net	1,675	2,197
Amortization of debt issuance costs and accretion of debt discount	280	534
Loss (gain) on disposal of assets	1,610	(2,363)
Accretion on asset retirement obligations	6,143	6,377
Employee benefit plans, net	3,833	3,261
Deferred income taxes	1,614	14,432
Stock-based compensation	2,769	3,034
Equity loss in affiliates	1,640	1,748
Other, net	(197)	126
Changes in operating assets and liabilities	9,011	(152,153)
Net cash provided by operating activities	196,074	177,387
Investing activities:
Capital expenditures	(63,618)	(74,248)
Proceeds on disposal of assets	287	3,478
Cash paid for business acquired	—	(11,919)
Purchases of investment securities	(7,230)	(141,750)
Sales and maturities of investment securities	10,172	204,660
Capital contributions to equity affiliates	(8,476)	(8,124)
Other, net	6	12
Net cash used in investing activities	(68,859)	(27,891)
Financing activities:
Principal repayments of long-term debt	(632)	(438)
Dividend and dividend equivalents paid	(3,000)	(85,979)
Common stock repurchases and related expenses	(116,089)	(144,919)
Other, net	(306)	(116)
Net cash used in financing activities	(120,027)	(231,452)
Net increase (decrease) in cash and cash equivalents and restricted cash	7,188	(81,956)
Cash and cash equivalents and restricted cash at beginning of period	384,125	355,394
Cash and cash equivalents and restricted cash at end of period	$391,313	$273,438

Supplemental disclosure of noncash investing and financing activities:
Financing leases and capital financing - equipment	$—	$1,753
Accrued capital expenditures	$14,525	$13,703
Accrued common stock repurchases and stock repurchase excise tax	$4,665	$5,995
Accrued dividend payable	$525	$8,973
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	As of March 31,
	2024	2023
Cash and cash equivalents	$269,386	$222,507
Long-term restricted cash	121,927	50,931
Total cash and cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$391,313	$273,438

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Treasury Stock at Cost	Retained Earnings	Total Stockholders’ Equity
Balances, December 31, 2022	$217	$815,442	$(12,162)	$(649,061)	$1,275,319	$1,429,755
Net income	—	—	—	—	270,771	270,771
Other comprehensive loss, net	—	—	(488)	—	—	(488)
Stock-based compensation, issuance of common stock for share vesting, and common stock reissuances	1	(3,444)	—	6,477	—	3,034
Common stock repurchases and related expenses	—	—	—	(148,973)	—	(148,973)
Warrants exercises	—	1,301	—	—	—	1,301
Cash dividend and dividend equivalents declared ($0.44 per share)	—	—	—	—	(6,825)	(6,825)
Balances, March 31, 2023	$218	$813,299	$(12,650)	$(791,557)	$1,539,265	$1,548,575

Balances, December 31, 2023	$221	$834,482	$(40,587)	$(1,189,715)	$1,969,527	$1,573,928
Net income	—	—	—	—	126,995	126,995
Other comprehensive income, net	—	—	750	—	—	750
Stock-based compensation, issuance of common stock for share vesting, and common stock reissuances	3	(3,946)	—	6,712	—	2,769
Common stock repurchases and related expenses	—	—	—	(112,636)	—	(112,636)
Dividend equivalents	—	—	—	—	(662)	(662)
Balances, March 31, 2024	$224	$830,536	$(39,837)	$(1,295,639)	$2,095,860	$1,591,144
Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

(1) Business and Basis of Presentation
Business

Alpha is a Tennessee-based mining company with operations in Virginia and West Virginia. With customers across the globe, high-quality reserves and significant port capacity, Alpha is a leading U.S. supplier of metallurgical coal products for the steel industry.

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

The Condensed Consolidated Financial Statements include all wholly-owned subsidiaries’ results of operations for the three months ended March 31, 2024 and 2023. All significant intercompany transactions have been eliminated in consolidation.

The accompanying interim Condensed Consolidated Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP as long as the financial statements are not misleading. In the opinion of management, these interim Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or any other period. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Reclassifications

For comparability purposes, certain immaterial segment information for the three months ended March 31, 2023 in the notes to the Condensed Consolidated Financials Statements has been recast to conform to the current year presentation. Refer to Note 15.

Recent Accounting Guidance

Refer to the Recent Accounting Guidance section of Note 2 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended March 31,
	2024	2023
Export met coal revenues	$672,739	$647,932
Export thermal coal revenues	28,562	30,199
Total export coal revenues	$701,301	$678,131

Domestic met coal revenues	$153,295	$210,047
Domestic thermal coal revenues	6,687	18,520
Total domestic coal revenues	$159,982	$228,567

Total met coal revenues	$826,034	$857,979
Total thermal coal revenues	35,249	48,719
Total coal revenues	$861,283	$906,698

Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied as of March 31, 2024:

	Remainder of 2024	2025	2026	2027	2028	Total
Estimated coal revenues	$85,016	$—	$—	$—	$—	$85,016

(3) Accumulated Other Comprehensive Loss
The following tables summarize the changes to accumulated other comprehensive loss during the three months ended March 31, 2024 and 2023:

	Balance January 1, 2024	Other comprehensive income (loss) before reclassifications	Amounts reclassified from accumulated other comprehensive loss	Balance March 31, 2024
Employee benefit costs	$(40,587)	$—	$750	$(39,837)

	Balance January 1, 2023	Other comprehensive income (loss) before reclassifications	Amounts reclassified from accumulated other comprehensive loss	Balance March 31, 2023
Employee benefit costs	$(12,162)	$—	$(488)	$(12,650)

The following table summarizes the amounts reclassified from accumulated other comprehensive loss and the Condensed Consolidated Statements of Operations line items affected by reclassification during the three months ended March 31, 2024 and 2023:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

Details about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss		Affected line item in the Condensed Consolidated Statements of Operations
	Three Months Ended March 31,
	2024	2023
Employee benefit costs:
Amortization of net actuarial loss (gain) (1)	$964	$(627)	Miscellaneous (expense) income, net
Income tax (expense) benefit	(214)	139	Income tax expense
Total, net of income tax	$750	$(488)
(1) These accumulated other comprehensive loss components are included in the computation of net periodic benefit costs for certain employee benefit plans. Refer to Note 12.

(4) Net Income Per Share
The number of shares used to calculate basic net income per common share is based on the weighted average number of the Company’s outstanding common shares during the respective period. The number of shares used to calculate diluted net income per common share is based on the number of common shares used to calculate basic net income per common share plus the effect of potentially dilutive securities outstanding during the period, which is determined by the application of the treasury stock method.

When applying the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share are higher than the Company’s average stock price during an applicable period. For the three months ended March 31, 2024 and 2023, no securities were excluded from the computation of dilutive net income per common share because they would have been anti-dilutive.

The following table presents the net income per common share for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Basic
Net income	$126,995	$270,771
Weighted average common shares outstanding - basic	13,002,127	15,266,895
Net income per common share - basic	$9.77	$17.74

Diluted
Weighted average common shares outstanding - basic	13,002,127	15,266,895
Dilutive effect of warrants	—	158,304
Dilutive effect of stock options	—	1,999
Dilutive effect of other stock-based instruments	234,469	489,180
Weighted average common shares outstanding - diluted	13,236,596	15,916,378
Net income per common share - diluted	$9.59	$17.01

(5) Inventories, net
Inventories, net consisted of the following:

	March 31, 2024	December 31, 2023
Raw coal	$51,602	$52,508
Saleable coal	130,071	120,000
Materials, supplies and other, net	64,360	58,836
Total inventories, net	$246,033	$231,344

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

(6) Capital Stock

Share Repurchase Program

The total authorization to repurchase the Company’s stock under the existing common share repurchase program adopted by the Company’s Board of Directors (the “Board”) on March 4, 2022 is $1,500,000. As of March 31, 2024, the Company had repurchased an aggregate of 6,630,535 shares under the plan for an aggregate purchase price of approximately $1,098,916 (comprised of $1,098,717 of share repurchases and $199 of related fees). The Company has also accrued a stock repurchase excise tax of $4,665 related to the share repurchase program as of March 31, 2024, which is recorded in treasury stock at cost.

(7) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2024	December 31, 2023
Wages and benefits	$59,867	$62,811
Workers’ compensation	10,467	10,482
Black lung	10,687	10,687
Taxes other than income taxes	31,998	31,236
Asset retirement obligations	38,713	38,915
Dividend payable	427	2,342
Income taxes payable	5,050	—
Freight accrual	21,837	8,461
Other	7,398	12,578
Total accrued expenses and other current liabilities	$186,444	$177,512

(8) Long-Term Debt
Long-term debt consisted of the following:

	March 31, 2024	December 31, 2023
Notes payable and other	$4,456	$5,097
Financing leases	4,970	5,277
Total long-term debt	9,426	10,374
Less current portion	(3,392)	(3,582)
Long-term debt, net of current portion	$6,034	$6,792

ABL Agreement

On October 27, 2023, the Company, along with certain of its directly and indirectly owned subsidiaries (the “Borrowers”), entered into a credit agreement (the “ABL Agreement”) with Regions Bank, as lender, swingline lender, letter of credit (“LC”) issuer, administrative agent, collateral agent, and lead arranger, along with ServisFirst Bank and Texas Capital Bank, as joint lead arrangers and the other lenders party thereto. The ABL Agreement includes an asset-based revolving credit facility (the “ABL Facility”) which allows the Company to borrow cash or obtain LCs, on a revolving basis, in an aggregate amount of up to $155,000. Availability under the ABL Facility is calculated monthly and fluctuates based on qualifying amounts of coal inventory, trade accounts receivable, and in certain circumstances specified amounts of cash. The ABL Facility matures on October 27, 2027. As of March 31, 2024 and December 31, 2023, the Company had no amounts borrowed and $61,282 and $60,896 LCs outstanding under the ABL Facility, respectively.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
The ABL Agreement contains negative and affirmative covenants and requires the Company to maintain minimum Liquidity, as defined in the ABL Agreement, of $75,000. The Company is in compliance with all covenants under the ABL Agreement as of March 31, 2024.

(9) Asset Retirement Obligations

The following table summarizes the changes in asset retirement obligations for the three months ended March 31, 2024:

Total asset retirement obligations at December 31, 2023	$205,424
Accretion for the period	6,143
Sites added during the period	5,381
Revisions in estimated cash flows	79
Expenditures for the period	(5,556)
Total asset retirement obligations at March 31, 2024	211,471
Less current portion (1)	(38,713)
Long-term portion	$172,758
(1) Included within Accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheets. Refer to Note 7.

(10) Fair Value of Financial Instruments and Fair Value Measurements
The estimated fair values of financial instruments are determined based on relevant market information. These estimates involve uncertainty and cannot be determined with precision.
The carrying amounts for cash and cash equivalents, trade accounts receivable, net, prepaid expenses and other current assets, restricted cash, deposits, trade accounts payable, notes payable and other, financing leases, and accrued expenses and other current liabilities approximate fair value as of March 31, 2024 and December 31, 2023 due to the short maturity of these instruments.
The following tables set forth by level, within the fair value hierarchy, the Company’s financial and non-financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2024 and December 31, 2023. Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of fair value for assets and liabilities and their placement within the fair value hierarchy levels.

	March 31, 2024
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities	$38,055	$—	$38,055	$—

	December 31, 2023
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities	$40,597	$—	$40,597	$—

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the tables above:

Level 2 Fair Value Measurements

Trading Securities - Typically includes U.S. government securities. The fair values are obtained from a third-party pricing service provider. The fair values provided by the pricing service provider are based on observable market inputs including credit spreads and broker-dealer quotes, among other inputs. The Company classifies the prices obtained from the pricing services within Level 2 of the fair value hierarchy because the underlying inputs are directly observable from active markets. However, the pricing models used entail a certain amount of subjectivity and therefore differing judgments in how the underlying inputs are modeled could result in different estimates of fair value.

(11) Income Taxes

For the three months ended March 31, 2024, the Company recorded income tax expense of $14,165 on income before income taxes of $141,160. The income tax expense differs from the expected statutory amount primarily due to the permanent impact of percentage depletion, foreign-derived intangible income deductions, and stock compensation, partially offset by the impact of non-deductible compensation and state income taxes, net of federal impact. For the three months ended March 31, 2023, the Company recorded income tax expense of $42,411 on income before income taxes of $313,182. The income tax expense differs from the expected statutory amount primarily due to the permanent impact of percentage depletion and foreign-derived intangible income deductions, partially offset by the impact of state income taxes, net of federal impact.

(12) Employee Benefit Plans
The components of net periodic benefit cost other than the service cost component for black lung are included in the line item miscellaneous (expense) income, net in the Condensed Consolidated Statements of Operations.
Pension

The following table details the components of the net periodic benefit cost for pension obligations:

	Three Months Ended March 31,
	2024	2023
Interest cost	$5,749	$5,958
Expected return on plan assets	(5,742)	(5,484)
Amortization of net actuarial loss	298	137
Net periodic benefit cost	$305	$611

The Company expects to pay $12,320 in minimum required contributions to the pension plan in 2024.

Black Lung

The following table details the components of the net periodic benefit cost for black lung obligations:

	Three Months Ended March 31,
	2024	2023
Service cost	$601	$513
Interest cost	1,307	1,165
Expected return on plan assets	(13)	(13)
Amortization of net actuarial loss (gain)	721	(708)
Net periodic benefit cost	$2,616	$957

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
(13) Related Party Transactions
There were no material related party transactions for the three months ended March 31, 2024 or 2023.

(14) Commitments and Contingencies
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

Other Commitments

The Company has outstanding unconditional purchase obligations, including an estimated $40,000 in the remainder of 2024 for funding of Dominion Terminal Associates (“DTA”). Under the terms of its partnership related agreements with respect to its investment in DTA, the Company is required to fund its proportionate share of DTA’s ongoing operating and capital costs. In November 2023, the Company, together with DTA management announced that DTA needed additional capital investment to maximize functionality and minimize downtime due to mechanical issues. Beyond the Company’s share of routine operating costs, it expects to invest up to an incremental $25,000 per year for infrastructure and equipment upgrades at DTA over the next 6 years. In addition, to mitigate the risk of shipment delays during the upgrade period, in April 2024, the Company entered into a 3-year agreement which would allow for the loading of 1,200 to 2,000 tons of coal annually at a third party terminal in Newport News, VA. The uses of the Company’s 2024 funding of DTA include routine operating and capital costs and infrastructure and equipment upgrades.

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
(c) Guarantees and Financial Instruments with Off-Balance Sheet Risk
In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank LCs, performance or surety bonds, and other guarantees and indemnities related to the obligations of affiliated entities which are not reflected in the Company’s Condensed Consolidated Balance Sheets. However, the underlying liabilities that they secure, such as asset retirement obligations, workers’ compensation liabilities, and royalty obligations, are reflected in the Company’s Condensed Consolidated Balance Sheets.
The Company is required to provide financial assurance in order to perform the post-mining reclamation required by its mining permits, pay workers’ compensation claims under workers’ compensation laws in various states, pay federal black lung benefits, and perform certain other obligations. In order to provide the required financial assurance, the Company generally uses

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
surety bonds for post-mining reclamation and workers’ compensation obligations. The Company can also use bank LCs to collateralize certain obligations and commitments.

As of March 31, 2024, the Company had $61,282 LCs outstanding under the ABL Facility.

As of March 31, 2024, the Company had outstanding surety bonds with a total face amount of $177,588 to secure various obligations and commitments. To secure the Company’s reclamation-related obligations, the Company has $34,227 of collateral in the form of restricted cash and restricted investments supporting these obligations as of March 31, 2024.

The Company meets frequently with its surety providers and has discussions with certain providers regarding the extent of and the terms of their participation in the program. These discussions may cause the Company to shift surety bonds between providers or to alter the terms of their participation in our program. To the extent that surety bonds become unavailable or the Company’s surety bond providers require additional collateral, the Company would seek to secure its obligations with LCs, cash deposits, or other suitable forms of collateral. The Company’s failure to maintain, or inability to acquire, surety bonds or to provide a suitable alternative would have a material adverse effect on its liquidity. These failures could result from a variety of factors including the lack of availability, higher cost or unfavorable market terms of new surety bonds, and the exercise by third-party surety bond issuers of their right to refuse to renew the surety bonds.

Amounts included in restricted cash provide collateral to secure the following obligations:

	March 31, 2024	December 31, 2023
Workers’ compensation and black lung obligations	$107,208	$104,998
Reclamation-related obligations	3,922	685
Financial payments and other performance obligations	10,797	10,235
Total restricted cash	$121,927	$115,918

Amounts included in restricted investments provide collateral to secure the following obligations:

	March 31, 2024	December 31, 2023
Workers’ compensation obligations	$3,279	$2,514
Reclamation-related obligations	30,305	33,173
Financial payments and other performance obligations	4,471	4,910
Total restricted investments (1)	$38,055	$40,597
(1) Classified as long-term trading securities as of March 31, 2024 and December 31, 2023.

Amounts included in deposits provide collateral to secure the following obligations:

	March 31, 2024	December 31, 2023
Workers’ compensation obligations	$4,500	$4,500
Financial payments and other performance obligations	—	32
Other operating agreements	847	850
Total deposits	5,347	5,382
Less current portion	—	(32)
Total deposits, net of current portion (1)	$5,347	$5,350
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

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
The DCMWC reauthorization was contingent, however, upon the Company’s providing collateral of $65,700 to secure certain of its black lung obligations. This proposed collateral requirement would have been an increase from the approximate $2,600 in collateral that the Company currently provides to secure these self-insured black lung obligations. The reauthorization process provided the Company with the right to appeal the security determination in writing within 30 days of the date of the notification, which appeal period the DCMWC agreed to extend to May 22, 2020. The Company exercised this right of appeal in connection with the substantial increase in the amount of required collateral. In February 2021, the U.S. Department of Labor (“DOL”) withdrew its Federal Register notice seeking comments on its bulletin describing its new method of calculating collateral requirements. The DOL removed the bulletin from its website in May 2021. On February 10, 2022, a telephone conference was held with DCMWC and DOL decision makers wherein the Company presented facts and arguments in support of its appeal. No ruling has been made on the appeal, but during the call the Company indicated that it would be willing to allocate an additional $10,000 in collateral. If the Company’s appeal is unsuccessful, the Company may be required to provide additional LCs to receive the self-insurance reauthorization from the DCMWC or alternatively insure these black lung obligations through a third-party provider that would likely also require the Company to provide additional collateral. In January 2023, the DOL proposed for public comment new regulations which, if adopted, would substantially increase the collateral required to secure self-insured federal black lung obligations. Under the proposed 120% minimum collateral requirement, the Company estimates it could be required to provide approximately $80,000 to $100,000 of collateral to secure certain of its black lung obligations. It is unclear when these regulations may become effective, but the Company believes that they will not become effective before the second half of 2024. A significant increase in these collateral obligations could have a materially adverse effect on the Company’s liquidity.

(d) Legal Proceedings

Litigation has been initiated against certain of our subsidiaries in which the plaintiffs allege violations of the Fair Labor Standards Act due to alleged failure to compensate for time “donning” and “doffing” equipment and to account for the effects in the calculation of overtime rates and pay. The plaintiffs seek collective action certification. We cannot reasonably estimate a range of potential exposure at this time. We believe the plaintiffs’ claims are without merit, but if we were ultimately unsuccessful in defending against this litigation, it could have a material, adverse effect upon our liquidity and results of operations.

In addition, the Company is party to other legal proceedings from time to time. These proceedings, as well as governmental examinations, could involve various business units and a variety of claims including, but not limited to, contract disputes, personal injury claims, property damage claims (including those resulting from blasting, trucking and flooding), environmental and safety issues, securities-related matters and employment matters. While some legal matters may specify the damages claimed by the plaintiffs, many seek an unquantified amount of damages. Even when the amount of damages claimed against the Company or its subsidiaries is stated, (i) the claimed amount may be exaggerated or unsupported; (ii) the claim may be based on a novel legal theory or involve a large number of parties; (iii) there may be uncertainty as to the likelihood of a class being certified or the ultimate size of the class; (iv) there may be uncertainty as to the outcome of pending appeals or motions; and/or (v) there may be significant factual issues to be resolved. As a result, if such legal matters arise in the future, the Company may be unable to estimate a range of possible loss for matters that have not yet progressed sufficiently through discovery and the development of important factual information and legal issues. The Company records accruals based on an estimate of the ultimate outcome of these matters, but these estimates can be difficult to determine and involve significant judgment.

(15) Segment Information

As a result of the closure of Slabcamp, the Company’s last remaining thermal mine, in August 2023, the Company changed its method of allocating certain corporate level income and expense items among its operating segments starting in 2024. Certain expenses not previously allocated to operating segments (e.g. selling, general and administrative expenses) began to be allocated. Certain other income or expense items previously allocated to operating segments began to be fully allocated to the Company’s primary Met reportable segment. For comparability purposes, prior period segment information has been recast to conform to the current year presentation.

The Company’s mining operations are located within the Central Appalachian coal basin in Virginia and West Virginia. The Company’s strategic focus is on the production of metallurgical quality coal for sale to the steel industry. The Company’s reportable segment, Met, is comprised of the Company’s mining complexes which produce, as a primary product, metallurgical quality coal and thermal coal as a byproduct. The All Other category includes the Company’s former CAPP – Thermal

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
operating segment which was comprised of the Company’s mining complexes which produced, as a primary product, thermal quality coal. Segment operating results are regularly reviewed by the Chief Operating Decision Maker (“CODM”), who is the Chief Executive Officer of the Company.

Segment information and reconciliations to consolidated amounts for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
	2024	2023
Coal revenues - Met	$861,283	$887,007
Other revenues - Met	2,789	4,537
Total revenues - Met	$864,072	$891,544
Coal revenues - All Other	—	19,691
Total revenues	$864,072	$911,235

No asset information has been disclosed as the CODM does not regularly review asset information by segment.

A reconciliation of net income to Adjusted EBITDA for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,
	2024	2023
Net income	$126,995	$270,771
Interest expense	1,086	1,720
Interest income	(3,971)	(1,518)
Income tax expense	14,165	42,411
Depreciation, depletion, and amortization	40,701	29,423
Non-cash stock compensation expense	2,769	3,034
Accretion on asset retirement obligations	6,143	6,377
Amortization of acquired intangibles, net	1,675	2,197
Adjusted EBITDA	$189,563	$354,415

Adjusted EBITDA - Met	$189,563	$350,046
Adjusted EBITDA - All Other	—	4,369
Total Adjusted EBITDA	$189,563	$354,415

The Company markets produced, processed and purchased coal to customers in the United States and in international markets. Revenue is tracked within the Company’s accounting records based on the product destination. The following tables present additional information on our revenues and top customers:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended March 31,
	2024	2023
Total coal revenues	$861,283	$906,698
Total revenues	$864,072	$911,235
Export coal revenues	$701,301	$678,131
Export coal revenues as % of total coal revenues	81%	75%
Countries with export coal revenue exceeding 10% of total revenues	India, Brazil	India
Top customer as % of total revenues	16%	17%
Top 10 customers as % of total revenues	81%	78%
Number of customers exceeding 10% of total revenues	4	4

	As of March 31,
	2024	2023
Number of customers exceeding 10% of total trade accounts receivable, net	3	3

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides a narrative of our results of operations and financial condition for the three months ended March 31, 2024 and 2023. The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and related notes and risk factors included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Market Overview

In recent months, metallurgical coal markets have softened due to weakened global demand for steel. Economic pressures, geopolitical uncertainty, and global recessionary fears have contributed to the demand dynamics and volatility in metallurgical coal markets. Economic conditions remain uneven across the world, with generally stronger circumstances in the United States than in Europe and certain areas of Asia which continue to experience significant geopolitical strife.

Based on the World Steel Association’s (“WSA”) most recent Short Range Outlook, released in early April, market volatility is anticipated to remain high, with steel demand expected to remain weak due to continued geopolitical uncertainty coupled with the lagging effects of tight monetary policies and inflationary pressure. In this publication, WSA acknowledged the negative growth and severe market volatility experienced in the last few years but projected early signs of stabilization with the potential for an upward trend in global steel demand per year, of 1.7% and 1.2% respectively, beginning in 2024 and 2025. However, WSA projects that demand in China, the world’s largest producer of steel, will flatten in 2024, matching 2023’s levels, and then begin to slightly decline again, by 1%, in 2025. Looking at the world excluding China, the WSA expects a 3.5%-per-year increase in steel demand in both 2024 and 2025, with India leading the strong demand expectations.

Metallurgical coal prices fell significantly during the first quarter of 2024. All four indices Alpha closely monitors saw a drop of 16% or more within the quarter, with the Australian Premium Low Volatile index representing the largest reduction of 25%. The Australian Premium Low Volatile index dropped from $324.75 per metric ton on January 2, 2024 to $244.50 metric ton at the end of the first quarter. The U.S. East Coast Low Volatile index decreased from $268.00 per metric ton at the beginning of January to $225.00 per metric ton at the end of March. The U.S. East Coast High Volatile A index moved from $281.00 per metric ton at the start of the year to $225.00 per metric ton at quarter close, and the U.S. East Coast High Volatile B index decreased from $252.00 per metric ton to $200.00 per metric ton at the end of the quarter. Since then, the Australian Premium Low Volatile increased from its quarter-close level to $250.00 per metric ton on April 22, 2024, while the other three indices softened in comparison to their end-of-quarter levels. The U.S. East Coast indices of Low Volatile, High Volatile A and High Volatile B measured $218.00, $220.00, and $195.00 per ton, respectively, as of the same date.

In March 2024, the world manufacturing Purchasing Managers’ Index (“PMI”) increased to 50.6, up from 50.3 in February. India, an important market for Alpha, recorded a 16-year high PMI of 59.1 in March, up from 56.9 the prior month. United States March PMI of 51.9 was slightly lower than its February level of 52.2. Brazil’s March manufacturing reading of 53.6 was also lower than its February mark of 54.1, but still strongly in an expansionary territory. PMI for China’s manufacturing sector rose to 51.1 in March from 50.9 in February. Despite improvement in certain areas of Europe’s manufacturing sector, its overall March PMI, 46.1, was down from its February reading of 46.5 and still solidly in a contractionary position.

March 2024 global crude steel production of 161.2 million metric tons from 71 countries, as reported by the WSA, represented a decrease of 4.3% as compared to the year-ago period of March 2023. China, the largest steel-producing country, produced 88.3 million metric tons in March, 7.8% less than it produced in March 2023. India’s March production of 12.7 million metric tons was up 7.8% from its year-ago amount. Japan produced 7.2 million metrics tons of steel in March 2024, down 3.9% from March 2023. Crude steel production in the United States of 6.9 million metric tons for the month of March was unchanged from the year-ago period. Among the top ten steel-producing countries, Turkey posted the largest year-over-year percentage increase, with its March production of 3.2 million metric tons being 18% higher than the country’s year-ago output, and South Korea recorded the most significant percentage drop as their 5.3 million metric tons of March 2024 production represented 9.5% less than the country produced a year ago. Regionally, March 2024 crude steel production of 118.3 million metric tons in the Asia and Oceania region, the largest region which contains both India and China, dropped by 5.8% against its March 2023 level. The European Union’s 11.6 million metric tons of crude steel production in March 2024 represented a decline of 4.3% year over year, while North America’s 9.5 million metric tons produced was down 1.4% against its March 2023 figure.

The American Iron and Steel Institute’s capacity utilization rate for U.S. steel mills was 77.3% for the week ending April 20, 2024. This is lower than the year-ago period when the capacity utilization rate was 78.6%.

In the seaborne thermal market, the API2 index was $101.55 per metric ton on January 2, 2024 and rose to $118.25 per metric ton at the end of March 2024.

Business Overview

We are a Tennessee-based mining company with operations in Virginia and West Virginia. With customers across the globe, high-quality reserves and significant port capacity, we are a leading supplier of metallurgical coal products to the steel industry. We operate high-quality, cost-competitive coal mines across the CAPP coal basin. As of March 31, 2024, our operations consisted of twenty-one active mines and nine coal preparation and load-out facilities, with approximately 4,210 employees. We produce, process, and sell met coal and thermal coal as a byproduct. We also sell coal produced by others, some of which is processed and/or blended with coal produced from our mines prior to resale, with the remainder purchased for resale. As of December 31, 2023, we had 316.0 million tons of reserves, which included 303.0 million tons of proven and probable metallurgical reserves and 12.9 million tons of proven and probable thermal reserves.

For the three months ended March 31, 2024 and 2023, sales of met coal were 4.0 million tons and 3.5 million tons, respectively, and accounted for approximately 90% of our coal sales volume in each period. Sales of thermal coal were 0.4 million tons for both the three months ended March 31, 2024 and 2023 and accounted for approximately 10% of our coal sales volume in each period.

Our sales of met coal were made primarily to steel companies in the northeastern and midwestern regions of the United States and in several countries in Asia, Europe, and the Americas. Our sales of thermal coal were made primarily to large utilities and industrial customers both in the United States and across the world. For the three months ended March 31, 2024 and 2023 approximately 81% and 75%, respectively, of our coal revenues were derived from coal sales made to customers outside the United States.

In addition, we generate other revenues from equipment sales, rentals, terminal and processing fees, coal and environmental analysis fees, royalties and the sale of natural gas. We also record freight and handling fulfillment revenue within coal revenues for freight and handling services provided in delivering coal to certain customers, which are a component of the contractual selling price.

As of March 31, 2024, we have one reportable segment: Met. Our Met segment operations consist of high-quality met coal mines, including Deep Mine 41, Road Fork 52, Black Eagle, and Lynn Branch. The coal produced by our Met segment operations is predominantly met coal with some amounts of thermal coal being produced as a byproduct of mining. The All Other category includes our former CAPP – Thermal operating segment which was comprised of our mining complexes which produced, as a primary product, thermal quality coal. Refer to Note 15 to our Condensed Consolidated Financial Statements for additional disclosures on reportable segments, geographic areas, and export coal revenue information.

As discussed in the “Market Overview” presented above, economic pressures, geopolitical uncertainty, and global recessionary fears have contributed to weakened global demand for steel and increased volatility in coal markets. Our three months ended March 31, 2024 results of operations were impacted by these factors.

Other Business Developments

On March 26, 2024, a large container vessel departing the Baltimore Harbor lost power and steering control and struck one of the main support piers of the Francis Scott Key Bridge, causing most of the bridge to collapse. Since that time, the collapsed elements of the bridge have blocked shipping access to and from Baltimore Harbor.

We have not used the Baltimore terminals to export our coal in nearly a decade, and thus did not have any coal stored there at the time of the bridge collapse. Instead, the significant majority of our export business travels through Dominion Terminal

Associates (DTA), in which we hold a 65% ownership interest and comparable throughput capacity rights. We utilize other East Coast terminals, as necessary, for the remainder of our export shipments.

We do not believe that the bridge’s collapse will have direct effects on our operations. We may experience some indirect effects, however, such as greater competition for rail capacity, not only with other coal companies but with other industries who have historically exported their products through Baltimore’s port. This increased demand for rail transport may also result in rail congestion, longer shipment times and higher costs.

Nonetheless, we do not expect that the conditions resulting from the bridge collapse will have material, adverse effects on Alpha.

Factors Affecting Our Results of Operations

Sales Agreements. We manage our commodity price risk for coal sales through the use of coal supply agreements. As of April 24, 2024, we had sales commitments for 2024 as follows:

	Tons	% Priced	Average Realized Price per Ton
Met - Domestic			$161.41
Met - Export			$175.50
Met Total	16.0 million	49%	$168.26
Thermal	1.1 million	100%	$76.10
Met Segment	17.1 million	53%	$155.48

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

Results of Operations

Our results of operations for the three months ended March 31, 2024 and 2023 are discussed below. For comparability purposes, certain immaterial segment information for the three months ended March 31, 2023 has been recast to conform to the current year presentation. Refer to Note 15.

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

Revenues

The following table summarizes information about our revenues during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands, except for per ton data)	2024	2023	$ or Tons	%
Coal revenues	$861,283	$906,698	$(45,415)	(5.0)%
Other revenues	2,789	4,537	(1,748)	(38.5)%
Total revenues	$864,072	$911,235	$(47,163)	(5.2)%

Tons sold	4,365	3,915	450	11.5%

Coal revenues. Coal revenues decreased $45.4 million, or 5.0%, for the three months ended March 31, 2024 compared to the prior year period. Lower average realizations resulting from a weaker pricing environment were the primary factor resulting in the lower revenues, partially offset by an increase of 11.5% in coal sales volumes, or 450,000 tons. Refer to the “Non-GAAP Coal revenues” section below for further detail on coal revenues for the three months ended March 31, 2024 compared to the prior year period.

Cost and Expenses

The following table summarizes information about our costs and expenses during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2024	2023	$	%
Cost of coal sales (exclusive of items shown separately below)	$648,313	$539,137	$109,176	20.3%
Depreciation, depletion and amortization	40,701	29,423	11,278	38.3%
Accretion on asset retirement obligations	6,143	6,377	(234)	(3.7)%
Amortization of acquired intangibles, net	1,675	2,197	(522)	(23.8)%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	22,377	20,692	1,685	8.1%
Other operating loss (income)	2,985	(1,092)	4,077	373.4%
Total costs and expenses	$722,194	$596,734	$125,460	21.0%

Cost of coal sales. Cost of coal sales increased $109.2 million, or 20.3%, for the three months ended March 31, 2024 compared to the prior year period, primarily related to an 11.5% increase in coal sales volumes. In addition to increased volumes, cost of coal sales also increased due to start up costs related to our new Checkmate Powellton mine, an increased level of coal purchases, and inflationary pressure, partially offset by reductions in royalties and taxes as a result of a lower coal pricing environment.
Depreciation, depletion and amortization. Depreciation, depletion and amortization increased $11.3 million, or 38.3%, for the three months ended March 31, 2024 compared to the prior year period. The increase was primarily due to an increase in capital expenditures.

Selling, general and administrative. Selling, general and administrative expenses increased $1.7 million, or 8.1%, for the three months ended March 31, 2024 compared to the prior year period. This increase was primarily related to increases of $1.6 million in wages and benefits expense and $1.3 million in incentive pay, partially offset by decreases of $0.7 million in stock compensation expense and $0.3 million in professional services fees.

Other operating loss (income). Other operating loss increased $4.1 million, or 373.4%, for the three months ended March 31, 2024 compared to the prior year period, primarily due to a decrease in income on sale of assets in the current period.

Total Other Expense, Net

The following table summarizes information about our total other expense, net during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2024	2023	$	%
Total other expense, net	$718	$1,319	$(601)	(45.6)%

Income Tax Expense

The following table summarizes information about our income tax expense during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2024	2023	$	%
Income tax expense	$14,165	$42,411	$(28,246)	(66.6)%

Income tax expense of $14.2 million was recorded for the three months ended March 31, 2024 on income before income taxes of $141.2 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to the permanent impact of percentage depletion, foreign-derived intangible income deductions, and stock compensation, partially offset by the impact of non-deductible compensation and state income taxes, net of federal impact.

Income tax expense of $42.4 million was recorded for the three months ended March 31, 2023 on income before income taxes of $313.2 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to the permanent impact of percentage depletion and foreign-derived intangible income deductions, partially offset by the impact of state income taxes, net of federal impact. Refer to Note 11 for additional information.

Non-GAAP Financial Measures

The discussion below contains “non-GAAP financial measures.” These are financial measures that either exclude or include amounts that are not excluded or included in the most directly comparable measures calculated and presented in accordance with generally accepted accounting principles in the United States (“U.S. GAAP” or “GAAP”). Specifically, we make use of the non-GAAP financial measures “Adjusted EBITDA,” “non-GAAP coal revenues,” “non-GAAP cost of coal sales,” and “non-GAAP coal margin.” We use Adjusted EBITDA to measure the operating performance of our segments and allocate resources to the segments. Adjusted EBITDA does not purport to be an alternative to net income as a measure of operating performance or any other measure of operating results, financial performance, or liquidity presented in accordance with GAAP. Moreover, this measure is not calculated identically by all companies and therefore may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is presented because management believes it is a useful indicator of the financial performance of our coal operations. We use non-GAAP coal revenues to present coal revenues generated, excluding freight and handling fulfillment revenues. Non-GAAP coal sales realization per ton for our operations is calculated as non-GAAP coal revenues divided by tons sold. We use non-GAAP cost of coal sales to adjust cost of coal sales to remove freight and handling costs, depreciation, depletion and amortization - production (excluding the depreciation, depletion and amortization related to selling, general and administrative functions), accretion on asset retirement obligations, amortization of acquired intangibles, net, and idled and closed mine costs. Non-GAAP cost of coal sales per ton for our operations is calculated as non-GAAP cost of coal sales divided by tons sold. Non-GAAP coal margin per ton for our coal operations is calculated as non-GAAP coal sales realization per ton for our coal operations less non-GAAP cost of coal sales per ton for our coal operations. The presentation of these measures should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP.

Management uses non-GAAP financial measures to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. The definition of these non-GAAP measures may be changed periodically by management to adjust for significant items important to an understanding of operating trends and to adjust for items that may not reflect the trend of future results by excluding transactions that are not indicative of our core operating performance. Furthermore, analogous measures are used by industry analysts to evaluate the Company’s operating performance. Because not all companies use identical calculations, the presentations of these measures may not be comparable to other similarly titled measures of other companies and can differ significantly from company to company depending on long-

term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate, capital investments and other factors.

Included below are reconciliations of non-GAAP financial measures to GAAP financial measures.

The following tables summarizes certain financial information relating to our coal operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands, except for per ton data)	2024	2023	$ or Tons	%
Coal revenues	$861,283	$906,698	$(45,415)	(5.0)%
Coal revenues - All Other	—	(19,691)	19,691	100.0%
Coal revenues - Met	861,283	887,007	(25,724)	(2.9)%
Less: Freight and handling fulfillment revenues	(133,724)	(106,252)	(27,472)	(25.9)%
Non-GAAP Coal revenues - Met	$727,559	$780,755	$(53,196)	(6.8)%
Non-GAAP Coal sales realization per ton - Met	$166.68	$208.93	$(42.25)	(20.2)%

Cost of coal sales (exclusive of items shown separately below)	$648,313	$539,137	$109,176	20.3%
Depreciation, depletion and amortization - production (1)	40,396	29,137	11,259	38.6%
Accretion on asset retirement obligations	6,143	6,377	(234)	(3.7)%
Amortization of acquired intangibles, net	1,675	2,197	(522)	(23.8)%
Total Cost of coal sales	696,527	576,848	119,679	20.7%
Total Cost of coal sales - All Other	—	(17,921)	17,921	100.0%
Total Cost of coal sales - Met	696,527	558,927	137,600	24.6%
Less: Freight and handling costs - Met	(133,724)	(106,252)	(27,472)	(25.9)%
Less: Depreciation, depletion and amortization - production - Met (1)	(40,396)	(28,879)	(11,517)	(39.9)%
Less: Accretion on asset retirement obligations - Met	(6,143)	(3,722)	(2,421)	(65.0)%
Less: Amortization of acquired intangibles, net - Met	(1,675)	(2,197)	522	23.8%
Less: Idled and closed mine costs - Met	(9,775)	(4,709)	(5,066)	(107.6)%
Non-GAAP Cost of coal sales - Met	$504,814	$413,168	$91,646	22.2%
Non-GAAP Cost of coal sales per ton - Met	$115.65	$110.56	$5.09	4.6%

GAAP Coal margin - Met	$164,756	$328,080	$(163,324)	(49.8)%
GAAP Coal margin per ton - Met	$37.74	$87.79	$(50.05)	(57.0)%

Non GAAP Coal margin - Met	$222,745	$367,587	$(144,842)	(39.4)%
Non GAAP Coal margin per ton - Met	$51.03	$98.36	$(47.33)	(48.1)%

Tons sold - Met	4,365	3,737	628	16.8%
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

Non-GAAP Coal revenues. Non-GAAP coal revenues decreased $53.2 million, or 6.8%, for the three months ended March 31, 2024 compared to the prior year period. The decrease was primarily due to a $42.25 per ton, or 20.2%, reduction in non-GAAP coal sales realization per ton as pricing softened from the prior year period, partially offset by a 16.8% increase in coal sales volumes.

Non-GAAP Cost of coal sales. Non-GAAP cost of coal sales increased $91.6 million, or 22.2%, for the three months ended

March 31, 2024 compared to the prior year period, primarily related to an 16.8% increase in coal sales volumes. In addition, average non-GAAP cost of coal sales per ton increased 4.6% due to start up costs related to our new Checkmate Powellton mine, an increased level of coal purchases, and inflationary pressure, partially offset by reductions in royalties and taxes as a result of a lower coal pricing environment.

Adjusted EBITDA

The following table presents a reconciliation of net income to Adjusted EBITDA for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(In thousands)	2024	2023
Net income	$126,995	$270,771
Interest expense	1,086	1,720
Interest income	(3,971)	(1,518)
Income tax expense	14,165	42,411
Depreciation, depletion, and amortization	40,701	29,423
Non-cash stock compensation expense	2,769	3,034
Accretion on asset retirement obligations	6,143	6,377
Amortization of acquired intangibles, net	1,675	2,197
Adjusted EBITDA	$189,563	$354,415

The following table summarizes Adjusted EBITDA:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2024	2023	$	%
Adjusted EBITDA	$189,563	$354,415	$(164,852)	(46.5)%

Adjusted EBITDA decreased $164.9 million, or 46.5%, for the three months ended March 31, 2024 compared to the prior year period. The decrease in Adjusted EBITDA was primarily driven by decreased coal margin and lower non-GAAP coal sales realization per ton in the current period.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are derived from existing unrestricted cash balances, proceeds from future coal sales, and amounts available under our revolving credit agreement. Our primary capital resource requirements stem from the cost of our coal production and purchases, selling and administrative expenses, taxes, capital expenditures, debt service obligations, reclamation obligations, and collateral requirements. As of March 31, 2024, we had $6.0 million of long-term indebtedness, net of current portion, outstanding, and no indebtedness and $61.3 million letters of credit (“LCs”) outstanding under our ABL Facility (as defined below).
We believe that cash on hand and cash generated from our operations will be sufficient to meet our working capital, anticipated capital expenditure, income tax, debt service, collateral and reclamation obligations requirements for the next 12 months and the reasonably foreseeable future. We may also use cash in accordance with our share repurchase program. We rely on a number of assumptions in budgeting for our future activities. These include the costs for mine development to sustain capacity of our operating mines, our cash flows from operations, effects of regulation and taxes by governmental agencies, mining technology improvements and reclamation costs. These assumptions are inherently subject to significant business, political, economic, regulatory, environmental and competitive uncertainties, pending and existing climate-related initiatives, contingencies and risks, all of which are difficult to predict and many of which are beyond our control. For example, if the new authorization process for all self-insured coal mine operators is adopted, it would substantially increase the collateral required to secure our self-insured federal black lung obligations. Refer to the DCMWC Reauthorization Process section below for more information. Increased scrutiny of ESG matters specific to the coal sector could negatively influence our ability to raise capital in the future and result in a reduced number of surety and insurance providers. We may need to raise additional funds if market conditions deteriorate, if one or more of our assumptions prove to be incorrect or if we choose to expand our acquisition or development efforts or any other activity more rapidly than we presently anticipate and we may not be able to do so in a timely fashion, on terms acceptable to us, or at all. Additionally, we may elect to raise additional funds before we need them if the conditions for raising capital are favorable. We may seek to sell equity or debt securities or obtain additional bank credit facilities. The sale of equity securities could result in dilution to our stockholders. The incurrence of additional indebtedness could result in increased fixed obligations and additional covenants that could restrict our operations.

Liquidity

The following table summarizes our total liquidity as of March 31, 2024:

(in thousands)	March 31, 2024
Cash and cash equivalents	$269,386
Credit facility availability (1)	93,718
Minimum liquidity requirement	(75,000)
Total liquidity	$288,104
(1) Comprised of our unused commitments available under our credit agreement entered into on October 27, 2023 (the “ABL Agreement”) after considering $61.3 million of outstanding LCs, subject to limitations described therein.

Cash Collateral

We are required to provide cash collateral to secure our obligations under certain workers’ compensation, black lung, reclamation-related obligations, financial payments and other performance obligations, and other operating agreements. Future regulatory changes relating to these obligations could result in increased obligations, additional costs, or additional collateral requirements which could require greater use of alternative sources of funding for this purpose, which would reduce our liquidity. Refer to the DCMWC Reauthorization Process section below for information related to the new authorization process for self-insured coal mine operators being implemented by the U.S. Department of Labor (Division of Coal Mine Workers’ Compensation). As of March 31, 2024, we had the following cash collateral on our Condensed Consolidated Balance Sheets:

(in thousands)	March 31, 2024
Long-term restricted cash	$121,927
Long-term restricted investments	38,055
Long-term deposits	5,347
Total cash collateral	$165,329

Off-Balance Sheet Arrangements

We are required to provide financial assurance in order to perform the post-mining reclamation required by our mining permits, pay workers’ compensation claims under workers’ compensation laws in various states, pay federal black lung benefits, and perform certain other obligations. In order to provide the required financial assurance, we generally use surety bonds for post-mining reclamation and workers’ compensation obligations. We also use bank LCs to collateralize certain obligations. As of March 31, 2024, we had the following outstanding surety bonds and LCs:

(in thousands)	March 31, 2024
Surety bonds	$177,588
Letters of credit (1)	$61,282
(1) The LCs outstanding are under the ABL Agreement.

Refer to Note 14, part (c) for further disclosures on off-balance sheet arrangements.

Debt Financing

The ABL Agreement includes an asset-based revolving credit facility (the “ABL Facility”). Under the ABL Facility, we may borrow cash or obtain LCs, on a revolving basis, in an aggregate amount of up to $155.0 million. We may request an increase to the capacity of the facility of up to $75.0 million provided that $25.0 million may be solely for the purpose of providing additional availability to obtain cash collateralized LCs. Availability under the ABL Facility is calculated monthly and fluctuates based on qualifying amounts of coal inventory and trade accounts receivable (the “Borrowing Base”). Generally, under the terms of the ABL Facility, to the extent outstanding borrowings and LC’s exceed the Borrowing Base, the specified amount of cash would be restricted and used to collateralize any excess outstanding amounts. The ABL Facility matures on October 27, 2027.

Refer to Note 8 for additional disclosures on long-term debt.

Capital Requirements

Our capital expenditures for the three months ended March 31, 2024 were $63.6 million. We expect to spend between $210.0 million and $240.0 million on capital expenditures during 2024. At the midpoint of guidance, this total includes approximately $171.0 million in sustaining maintenance capital, approximately $33.0 million in planned projects to invest in mine development, and approximately $21.0 million in carryover from 2023 due to timing and availability of supplies and contract labor.

Contractual Obligations

Our contractual obligations are discussed in the “Liquidity and Capital Resources—Contractual Obligations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our contractual obligations during the three months ended March 31, 2024.

Refer to Note 8 and Note 14 for additional disclosures on long-term debt and other commitments, respectively.

Business Updates

We own a 65.0% interest in DTA, a coal export terminal in Newport News, Virginia. DTA provides us with the ability to fulfill a broad range of customer coal quality requirements through coal blending, while also providing storage capacity and transportation flexibility. DTA is in need of capital investment to maximize functionality and minimize downtime due to mechanical issues. Under the terms of our partnership related agreements with respect to our investment in DTA, we are required to fund our proportionate share of DTA’s ongoing operating and capital costs. Beyond our share of routine operating costs, we expect we will invest up to an incremental $25.0 million per year for infrastructure and equipment upgrades at DTA over the next 6 years. In addition, to mitigate the risk of shipment delays during the upgrade period, in April 2024, we entered into a 3-year agreement which would allow for the loading of 1.2 to 2.0 million tons of coal annually at a third party terminal in Newport News, VA. In the remainder of 2024, our funding of DTA (including routine operating and capital costs and infrastructure and equipment upgrades) is estimated to total approximately $40.0 million.

We continually strive to enhance our capital structure and financial flexibility. As opportunities arise, we will continue to consider the possibility of refinancing or repayment of any outstanding debt and amendment of our credit facility, and may consider the sale of other assets or businesses, and such other measures as we believe circumstances warrant. We may decide to pursue or not pursue these opportunities at any time. Access to additional funds from liquidity-generating transactions or other sources of external financing is subject to market conditions and certain limitations, including our credit rating and covenant restrictions in our credit facilities.

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

Income Taxes

As of March 31, 2024, the Company has recorded federal income taxes payable of $5.1 million. Refer to Note 11 for further disclosures related to income taxes.

Pension Plan

We expect to pay $12.3 million in minimum required contributions to the pension plan in 2024. Refer to Note 12 for further disclosures related to this obligation.

DCMWC Reauthorization Process

In July 2019, the U.S. Department of Labor (Division of Coal Mine Workers’ Compensation or “DCMWC”) began implementing a new authorization process for all self-insured coal mine operators. As requested by DCMWC, we filed an application and supporting documentation for reauthorization to self-insure certain of our black lung obligations in October 2019. As a result of this application, the DCMWC notified us in a letter dated February 21, 2020 that we were reauthorized to self-insure certain of our black lung obligations for a period of one-year from February 21, 2020. The DCMWC reauthorization was contingent, however, upon us providing collateral of $65.7 million to secure certain of our black lung obligations. This collateral requirement, which the DCMWC advises represents 70% of our estimated future liability according to the DCMWC’s estimation methodology, would have been an increase of approximately 2,400% from the approximately $2.6 million in collateral which we (previously by Alpha Natural Resources Inc. prior to the Merger) have provided since 2016 to secure these self-insured black lung obligations. Future liability has not previously been estimated by the DCMWC in connection with the reauthorization process but is now being considered as part of its new collateral-setting methodology.

The reauthorization process provided us with the right to appeal the security determination in writing within 30 days of the date of the notification, which appeal period the DCMWC agreed to extend to May 22, 2020, and we exercised this right of appeal. We strongly disagree with the DCMWC’s substantially higher collateral determination and the methodology through which the calculation was derived. In February 2021, the U.S. Department of Labor (“DOL”) withdrew its Federal Register notice seeking comments on its bulletin describing its new method of calculating collateral requirements. The DOL removed the bulletin from its website in May 2021. On February 10, 2022, a telephone conference was held with DCMWC and DOL decision makers wherein we presented facts and arguments in support of our appeal. No ruling has been made on the appeal, but during the call we indicated that we would be willing to allocate an additional $10.0 million in collateral. If our appeal is unsuccessful, we may be required to provide additional LCs in order to receive self-insurance reauthorization from the DCMWC or insure these black lung obligations through a third-party provider, which would likely also require us to provide additional collateral. In January 2023, the DOL proposed for public comment new regulations which, if adopted, would substantially increase the collateral required to secure self-insured federal black lung obligations. Under the proposed 120% minimum collateral requirement, we estimate we could be required to provide approximately $80.0 million to $100.0 million of collateral to secure certain of our black lung obligations. It is unclear when these regulations may become effective, but we believe that they will not become effective before the second half of 2024. A significant increase in these collateral obligations could have a materially adverse effect on our liquidity.

Respirable Crystalline Silica Final Rule

On April 16, 2024, MSHA issued its final rule, Lowering Miners’ Exposure to Respirable Crystalline Silica and Improving Respiratory Protection, to reduce miner exposures to respirable crystalline silica and improve respiratory protection for all airborne hazards. Elements of the new rule are scheduled to begin coming into effect 60 days after the rule’s publication in the Federal Register, with compliance deadlines ranging from approximately one to two years after the publication date. The final rule lowers the permissible exposure limit of respirable crystalline silica at 50 micrograms per cubic meter of air (µg/m3) for a full shift exposure, calculated as an 8-hour time weighted average, for all miners. The final rule also includes other requirements to protect miner health and update existing respiratory protection requirements. We are currently examining the effects of the final rule and its potential effects on our business. Our compliance with these or any other new health and safety regulations could increase our mining costs substantially. Further, if we were ever found to be in violation of these regulations, we could face penalties or restrictions that may materially and adversely affect our operations, financial results and liquidity.

Climate Effect Disclosures

In March 2024, the Securities and Exchange Commission (“SEC”) adopted new rules requiring issuers to disclose certain climate-related information beginning in 2025. Shortly following their release, the rules were stayed by a federal court. The SEC subsequently stayed the rules pending resolution of ongoing litigation. We cannot be certain whether or when these rules will take effect or what form they may ultimately take. It is therefore not presently possible to estimate the cost to the company of complying with the rules.

Share Repurchase Program

Refer to Note 6 and “Unregistered Sales of Equity Securities and Use of Proceeds” for information on the share repurchase program and the shares repurchased during the current period.

Cash Flows

Cash, cash equivalents, and restricted cash increased by $7.2 million and decreased by $82.0 million over the three months ended March 31, 2024 and 2023, respectively. The net change in cash, cash equivalents, and restricted cash was attributable to the following:

	Three Months Ended March 31,
	2024	2023
Cash flows (in thousands):
Net cash provided by operating activities	$196,074	$177,387
Net cash used in investing activities	(68,859)	(27,891)
Net cash used in financing activities	(120,027)	(231,452)
Net increase (decrease) in cash and cash equivalents and restricted cash	$7,188	$(81,956)

Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2024 increased compared to the prior year period despite a reduction in non-GAAP coal margin as discussed above in “Results of Operations” as the prior year period was negatively impacted by significant increases in accounts receivable and inventory and the final payment of our contingent revenue obligation, partially offset by a reduction in amounts held on deposit for the payment of dividends.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2024 increased compared to the prior year period despite reduced levels of cash used for capital expenditures and the purchase of a business as the prior year period benefited from a higher level of net proceeds from investment security activity. The increased level of net proceeds from investment security activity in the prior period was primarily due to the liquidation of certain marketable securities to facilitate the transfer of funds to another financial institution.

Financing Activities. The decrease in net cash used in financing activities for the three months ended March 31, 2024 compared to the prior year period was driven by a lower level of common stock repurchases and a decrease in dividends paid due to the payment of a one-time special dividend in the prior year period as well as the cessation of our fixed dividend program in the fourth quarter of 2023.

Analysis of Material Debt Covenants

We were in compliance with all covenants under the ABL Agreement as of March 31, 2024, including the requirement that we maintain minimum liquidity, as defined in the ABL Agreement, of $75.0 million. A breach of the covenants in the ABL Agreement could result in a default under the terms of the agreement, and the respective lenders could then elect to declare any amounts borrowed due and payable and require outstanding LCs to be cash collateralized. In addition, a default under the terms of the agreement would inhibit our ability to make certain restricted payments, as defined in the ABL Agreement, including the Company’s ability to repurchase shares of the Company’s common stock.

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

Our critical accounting policies are discussed in the “Critical Accounting Policies and Estimates” section contained in our Annual Report on Form 10-K for the year ended December 31, 2023. Our critical accounting policies remain unchanged at March 31, 2024. Refer to the Recent Accounting Guidance section in Note 1 for further information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

We manage our commodity price risk for coal sales through the use of coal supply agreements. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results of Operations” for information on our sales commitments for 2024.

We have exposure to commodity price risk for supplies that are used directly or indirectly in the normal course of production such as diesel fuel, steel and other items such as explosives. We manage our risk for these items through strategic sourcing contracts in normal quantities with our suppliers.

The market price of diesel fuel fluctuates due to changes in production, seasonality, and other market factors generally outside of our control. Increased fuel costs may have a negative impact on our results of operations and financial condition. As of March 31, 2024, our forecasted diesel fuel usage and fixed price diesel fuel purchase commitments for 2024 are as follows:

	Budgeted Usage in Gallons	% Priced	Average Realized Price per Gallon
Diesel fuel	23.2 million	81.4%	$3.34

Interest Rate Risk

As of March 31, 2024, we maintain a senior secured asset-based revolving credit facility, under which we may borrow up to $155.0 million (less amounts outstanding for LCs). Any cash borrowings under the facility would bear a floating rate of interest. No cash borrowings were outstanding under the facility as of March 31, 2024 or December 31, 2023. Refer to Note 8 for additional information. Also refer to the “Financial Statements and Supplementary Data—Note 13” section contained in our Annual Report on Form 10-K for the year ended December 31, 2023 for discussion on the terms of our long-term debt.

As of March 31, 2024 and December 31, 2023, we had investments in trading securities of $38.1 million and $40.6 million, respectively. While the fair value of these investments is exposed to risk with respect to changes in market rates of interest, we do not believe exposure to changes in interest rates is material to our Condensed Consolidated Financial Statements. We manage risk by investing in shorter term highly rated debt obligations (primarily U.S. government securities). As of March 31, 2024 and December 31, 2023, the remaining maturities of our acquired debt securities was less than 12 months.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as

appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of March 31, 2024. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of March 31, 2024.

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

Part II - Other Information

Item 1. Legal Proceedings

For a description of the Company’s legal proceedings, refer to Note 14, part (d), to the unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, together with the cautionary statement under the caption “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. These described risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Common Stock

The following table summarizes information about shares of common stock that were repurchased during the first quarter of 2024.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (2)(3)(4)
January 1, 2024 through January 31, 2024	225,070	$382.15	85,660	$495,457
February 1, 2024 through February 29, 2024	69,604	$382.47	69,604	$468,835
March 1, 2024 through March 31, 2024	—	$—	—	$468,835
	294,674		155,264
(1) Includes 139,410 common shares repurchased from employees to satisfy the employees’ statutory tax withholdings upon the vesting of stock grants. Shares that are repurchased to satisfy the employees’ statutory tax withholdings are recorded in treasury stock at cost.

(2) The total authorization to repurchase the Company’s stock under the existing common share repurchase program adopted by the Company’s Board of Directors (the “Board”) on March 4, 2022 is $1.5 billion. Refer to Note 6 for additional information.
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

Item 5. Other Information

(a) None.

(b) None.

(c) Trading Plans

During the quarter ended March 31, 2024, no director or officer adopted or terminated:

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

ALPHA METALLURGICAL RESOURCES, INC.
Date: May 6, 2024	By:	/s/ J. Todd Munsey
	Name:	J. Todd Munsey
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
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
101*
The following financial information from Alpha Metallurgical Resources, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
** Furnished herewith