Form 10-Q
period 2024-06-30
Alpha Metallurgical Resources, Inc.
filed 2024-08-05
CIK 1704715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to

Commission File Number 001-38735
ALPHA METALLURGICAL RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	81-3015061
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

340 Martin Luther King Jr. Blvd.
Bristol, Tennessee 37620
(Address of principal executive offices, zip code)
(423) 573-0300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AMR	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of July 31, 2024: 13,016,010

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
•our ability to meet collateral requirements for, and fund, employee benefit obligations;
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
•our ability to consummate financing or refinancing transactions, and other services, and the form and degree of these services available to us, which may be significantly limited by the lending, investment and similar policies of financial institutions and insurance companies regarding carbon energy producers, the environmental impacts of coal combustion or other factors;
•our ability to execute our share repurchase program;
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

Part I - Financial Information

Item 1. Financial Statements

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Coal revenues	$800,130	$853,807	$1,661,413	$1,760,505
Other revenues	3,839	4,564	6,628	9,101
Total revenues	803,969	858,371	1,668,041	1,769,606
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	663,809	583,514	1,312,122	1,122,651
Depreciation, depletion and amortization	43,380	32,226	84,081	61,649
Accretion on asset retirement obligations	6,257	6,376	12,400	12,753
Amortization of acquired intangibles, net	1,675	2,192	3,350	4,389
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	18,805	17,506	41,182	38,198
Other operating (income) loss	(633)	(1,546)	2,352	(2,638)
Total costs and expenses	733,293	640,268	1,455,487	1,237,002
Income from operations	70,676	218,103	212,554	532,604
Other (expense) income:
Interest expense	(1,101)	(1,856)	(2,187)	(3,576)
Interest income	4,140	2,754	8,111	4,272
Equity loss in affiliates	(5,917)	(3,174)	(7,557)	(4,922)
Miscellaneous expense, net	(3,611)	(874)	(5,574)	(243)
Total other expense, net	(6,489)	(3,150)	(7,207)	(4,469)
Income before income taxes	64,187	214,953	205,347	528,135
Income tax expense	(5,278)	(33,598)	(19,443)	(76,009)
Net income	$58,909	$181,355	$185,904	$452,126

Basic income per common share	$4.53	$12.63	$14.29	$30.52
Diluted income per common share	$4.49	$12.16	$14.11	$29.34

Weighted average shares – basic	13,013,684	14,362,072	13,007,905	14,814,099
Weighted average shares – diluted	13,111,010	14,910,633	13,173,803	15,410,994

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$58,909	$181,355	$185,904	$452,126
Other comprehensive income (loss), net of tax:
Employee benefit plans:
Amortization of and adjustments to employee benefit costs	(10,902)	(4,165)	(9,938)	(4,792)
Income tax benefit	2,419	924	2,205	1,063
Total other comprehensive loss, net of tax	(8,483)	(3,241)	(7,733)	(3,729)
Total comprehensive income	$50,426	$178,114	$178,171	$448,397
Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$336,148	$268,207
Trade accounts receivable, net of allowance for credit losses of $291 and $234 as of June 30, 2024 and December 31, 2023, respectively	505,094	509,682
Inventories, net	221,815	231,344
Prepaid expenses and other current assets	32,866	39,064
Total current assets	1,095,923	1,048,297
Property, plant, and equipment, net of accumulated depreciation and amortization of $621,187 and $558,905 as of June 30, 2024 and December 31, 2023, respectively	626,380	588,992
Owned and leased mineral rights, net of accumulated depletion and amortization of $113,757 and $99,826 as of June 30, 2024 and December 31, 2023, respectively	448,138	451,160
Other acquired intangibles, net of accumulated amortization of $41,893 and $38,543 as of June 30, 2024 and December 31, 2023, respectively	43,229	46,579
Long-term restricted investments	42,196	40,597
Long-term restricted cash	119,107	115,918
Deferred income taxes	8,627	8,028
Other non-current assets	109,352	106,486
Total assets	$2,492,952	$2,406,057
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,263	$3,582
Trade accounts payable	122,522	128,836
Accrued expenses and other current liabilities	182,869	177,512
Total current liabilities	308,654	309,930
Long-term debt	5,301	6,792
Workers’ compensation and black lung obligations	183,325	189,226
Pension obligations	111,290	101,908
Asset retirement obligations	175,814	166,509
Deferred income taxes	43,877	39,142
Other non-current liabilities	21,121	18,622
Total liabilities	849,382	832,129
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Preferred stock - par value $0.01, 5,000,000 shares authorized, none issued	—	—
Common stock - par value $0.01, 50,000,000 shares authorized, 22,382,945 issued and 13,016,010 outstanding at June 30, 2024 and 22,058,135 issued and 12,938,679 outstanding at December 31, 2023	224	221
Additional paid-in capital	833,790	834,482
Accumulated other comprehensive loss	(48,320)	(40,587)
Treasury stock, at cost: 9,366,935 shares at June 30, 2024 and 9,119,456 shares at December 31, 2023	(1,296,916)	(1,189,715)
Retained earnings	2,154,792	1,969,527
Total stockholders’ equity	1,643,570	1,573,928
Total liabilities and stockholders’ equity	$2,492,952	$2,406,057
Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net income	$185,904	$452,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	84,081	61,649
Amortization of acquired intangibles, net	3,350	4,389
Amortization of debt issuance costs and accretion of debt discount	559	1,060
Gain on disposal of assets	(321)	(5,578)
Accretion on asset retirement obligations	12,400	12,753
Employee benefit plans, net	9,592	6,463
Deferred income taxes	6,341	25,440
Stock-based compensation	6,304	6,679
Equity loss in affiliates	7,557	4,922
Other, net	(516)	(66)
Changes in operating assets and liabilities	18,948	(75,231)
Net cash provided by operating activities	334,199	494,606
Investing activities:
Capital expenditures	(124,718)	(129,111)
Proceeds on disposal of assets	594	6,839
Cash paid for business acquired	—	(11,919)
Purchases of investment securities	(26,940)	(158,835)
Sales and maturities of investment securities	26,179	236,650
Capital contributions to equity affiliates	(15,659)	(14,943)
Other, net	13	18
Net cash used in investing activities	(140,531)	(71,301)
Financing activities:
Principal repayments of long-term debt	(1,191)	(1,050)
Dividend and dividend equivalents paid	(3,077)	(92,649)
Common stock repurchases and related expenses	(117,648)	(301,201)
Other, net	(622)	(100)
Net cash used in financing activities	(122,538)	(395,000)
Net increase in cash and cash equivalents and restricted cash	71,130	28,305
Cash and cash equivalents and restricted cash at beginning of period	384,125	355,394
Cash and cash equivalents and restricted cash at end of period	$455,255	$383,699

Supplemental disclosure of noncash investing and financing activities:
Financing leases and capital financing - equipment	$1	$1,994
Accrued capital expenditures	$6,379	$13,948
Accrued common stock repurchases and stock repurchase excise tax	$4,652	$6,642
Accrued dividend payable	$424	$9,541
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	As of June 30,
	2024	2023
Cash and cash equivalents	$336,148	$312,400
Long-term restricted cash	119,107	71,299
Total cash and cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$455,255	$383,699

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Treasury Stock at Cost	Retained Earnings	Total Stockholders’ Equity
Balances, December 31, 2022	$217	$815,442	$(12,162)	$(649,061)	$1,275,319	$1,429,755
Net income	—	—	—	—	270,771	270,771
Other comprehensive loss, net	—	—	(488)	—	—	(488)
Stock-based compensation, issuance of common stock for share vesting, and common stock reissuances	1	(3,444)	—	6,477	—	3,034
Common stock repurchases and related expenses	—	—	—	(148,973)	—	(148,973)
Warrants exercises	—	1,301	—	—	—	1,301
Cash dividend and dividend equivalents declared ($0.44 per share)	—	—	—	—	(6,825)	(6,825)
Balances, March 31, 2023	$218	$813,299	$(12,650)	$(791,557)	$1,539,265	$1,548,575
Net income	—	—	—	—	181,355	181,355
Other comprehensive loss, net	—	—	(3,241)	—	—	(3,241)
Stock-based compensation and issuance of common stock for share vesting	1	3,644	—	—	—	3,645
Common stock repurchases and related expenses	—	—	—	(157,645)	—	(157,645)
Warrants exercises	—	1,278	—	—	—	1,278
Cash dividend and dividend equivalents declared ($0.50 per share)	—	—	—	—	(7,233)	(7,233)
Balances, June 30, 2023	$219	$818,221	$(15,891)	$(949,202)	$1,713,387	$1,566,734

Balances, December 31, 2023	$221	$834,482	$(40,587)	$(1,189,715)	$1,969,527	$1,573,928
Net income	—	—	—	—	126,995	126,995
Other comprehensive income, net	—	—	750	—	—	750
Stock-based compensation, issuance of common stock for share vesting, and common stock reissuances	3	(3,946)	—	6,712	—	2,769
Common stock repurchases and related expenses	—	—	—	(112,636)	—	(112,636)
Dividend equivalents	—	—	—	—	(662)	(662)
Balances, March 31, 2024	$224	$830,536	$(39,837)	$(1,295,639)	$2,095,860	$1,591,144
Net income	—	—	—	—	58,909	58,909
Other comprehensive loss, net	—	—	(8,483)	—	—	(8,483)
Stock-based compensation, issuance of common stock for share vesting, and common stock reissuances	—	3,254	—	281	—	3,535
Common stock repurchases and related expenses	—	—	—	(1,558)	—	(1,558)
Dividend equivalents	—	—	—	—	23	23
Balances, June 30, 2024	$224	$833,790	$(48,320)	$(1,296,916)	$2,154,792	$1,643,570
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

The Condensed Consolidated Financial Statements include all wholly-owned subsidiaries’ results of operations for the three and six months ended June 30, 2024 and 2023. All significant intercompany transactions have been eliminated in consolidation.

The accompanying interim Condensed Consolidated Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP as long as the financial statements are not misleading. In the opinion of management, these interim Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or any other period. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Reclassifications

For comparability purposes, certain immaterial segment information for the three and six months ended June 30, 2023 in the notes to the Condensed Consolidated Financials Statements has been recast to conform to the current year presentation. Refer to Note 15.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Export met coal revenues	$634,176	$580,328	$1,306,915	$1,228,260
Export thermal coal revenues	12,684	36,244	41,246	66,443
Total export coal revenues	$646,860	$616,572	$1,348,161	$1,294,703

Domestic met coal revenues	$145,815	$225,658	$299,110	$435,705
Domestic thermal coal revenues	7,455	11,577	14,142	30,097
Total domestic coal revenues	$153,270	$237,235	$313,252	$465,802

Total met coal revenues	$779,991	$805,986	$1,606,025	$1,663,965
Total thermal coal revenues	20,139	47,821	55,388	96,540
Total coal revenues	$800,130	$853,807	$1,661,413	$1,760,505

Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied as of June 30, 2024:

	Remainder of 2024	2025	2026	2027	2028	Total
Estimated coal revenues (1)	$47,905	$—	$12,000	$—	$—	$59,905
(1) Amounts only include estimated coal revenues associated with customer contracts with fixed pricing and original expected duration of more than one year. Refer to Note 3 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

(3) Accumulated Other Comprehensive Loss
The following tables summarize the changes to accumulated other comprehensive loss during the six months ended June 30, 2024 and 2023:

	Balance January 1, 2024	Other comprehensive income (loss) before reclassifications	Amounts reclassified from accumulated other comprehensive loss	Balance June 30, 2024
Employee benefit costs	$(40,587)	$(9,442)	$1,709	$(48,320)

	Balance January 1, 2023	Other comprehensive income (loss) before reclassifications	Amounts reclassified from accumulated other comprehensive loss	Balance June 30, 2023
Employee benefit costs	$(12,162)	$(2,825)	$(904)	$(15,891)

The following table summarizes the amounts reclassified from accumulated other comprehensive loss and the Condensed Consolidated Statements of Operations line items affected by reclassification during the three and six months ended June 30, 2024 and 2023:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

Details about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss				Affected line item in the Condensed Consolidated Statements of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Employee benefit costs:
Amortization of net actuarial loss (gain) (1)	$1,232	$(535)	$2,196	$(1,162)	Miscellaneous expense, net
Income tax (expense) benefit	(273)	119	(487)	258	Income tax expense
Total, net of income tax	$959	$(416)	$1,709	$(904)
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

When applying the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share are higher than the Company’s average stock price during an applicable period. For the three and six months ended June 30, 2024, 26,573 and 13,287 securities, respectively, were excluded from the computation of dilutive net income per common share because they would have been anti-dilutive. For the three and six months ended June 30, 2023, 7,441 and 3,721 securities, respectively, were excluded from the computation of dilutive net income per common share because they would have been anti-dilutive.

The following table presents the net income per common share for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic
Net income	$58,909	$181,355	$185,904	$452,126
Weighted average common shares outstanding - basic	13,013,684	14,362,072	13,007,905	14,814,099
Net income per common share - basic	$4.53	$12.63	$14.29	$30.52

Diluted
Weighted average common shares outstanding - basic	13,013,684	14,362,072	13,007,905	14,814,099
Dilutive effect of warrants	—	135,436	—	146,870
Dilutive effect of stock options	—	1,933	—	1,966
Dilutive effect of other stock-based instruments	97,326	411,192	165,898	448,059
Weighted average common shares outstanding - diluted	13,111,010	14,910,633	13,173,803	15,410,994
Net income per common share - diluted	$4.49	$12.16	$14.11	$29.34

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
(5) Inventories, net
Inventories, net consisted of the following:

	June 30, 2024	December 31, 2023
Raw coal	$47,896	$52,508
Saleable coal	111,837	120,000
Materials, supplies and other, net	62,082	58,836
Total inventories, net	$221,815	$231,344

(6) Capital Stock

Share Repurchase Program

The total authorization to repurchase the Company’s stock under the existing common share repurchase program adopted by the Company’s Board of Directors (the “Board”) on March 4, 2022 is $1,500,000. As of June 30, 2024, the Company had repurchased an aggregate of 6,630,535 shares under the plan for an aggregate purchase price of approximately $1,098,916 (comprised of $1,098,717 of share repurchases and $199 of related fees). The Company has also accrued a stock repurchase excise tax of $4,652 related to the share repurchase program as of June 30, 2024, which is recorded in treasury stock at cost.

(7) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2024	December 31, 2023
Wages and benefits	$61,962	$62,811
Workers’ compensation	10,467	10,482
Black lung	10,687	10,687
Taxes other than income taxes	32,241	31,236
Asset retirement obligations	41,108	38,915
Dividend payable	334	2,342
Freight accrual	16,791	8,461
Other	9,279	12,578
Total accrued expenses and other current liabilities	$182,869	$177,512

(8) Long-Term Debt
Long-term debt consisted of the following:

	June 30, 2024	December 31, 2023
Notes payable and other	$3,910	$5,097
Financing leases	4,654	5,277
Total long-term debt	8,564	10,374
Less current portion	(3,263)	(3,582)
Long-term debt, net of current portion	$5,301	$6,792

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
ABL Agreement

On October 27, 2023, the Company, along with certain of its directly and indirectly owned subsidiaries (the “Borrowers”), entered into a credit agreement (the “ABL Agreement”) with Regions Bank, as lender, swingline lender, letter of credit (“LC”) issuer, administrative agent, collateral agent, and lead arranger, along with ServisFirst Bank and Texas Capital Bank, as joint lead arrangers and the other lenders party thereto. The ABL Agreement includes an asset-based revolving credit facility (the “ABL Facility”) which allows the Company to borrow cash or obtain LCs, on a revolving basis, in an aggregate amount of up to $155,000. Availability under the ABL Facility is calculated monthly and fluctuates based on qualifying amounts of coal inventory, trade accounts receivable, and in certain circumstances specified amounts of cash. The ABL Facility matures on October 27, 2027. As of June 30, 2024 and December 31, 2023, the Company had no amounts borrowed and $59,410 and $60,896 LCs outstanding under the ABL Facility, respectively.

The ABL Agreement contains negative and affirmative covenants and requires the Company to maintain minimum Liquidity, as defined in the ABL Agreement, of $75,000. The Company is in compliance with all covenants under the ABL Agreement as of June 30, 2024.

(9) Asset Retirement Obligations

The following table summarizes the changes in asset retirement obligations for the six months ended June 30, 2024:

Total asset retirement obligations at December 31, 2023	$205,424
Accretion for the period	12,400
Sites added during the period	5,381
Revisions in estimated cash flows (1)	6,503
Expenditures for the period	(12,786)
Total asset retirement obligations at June 30, 2024	216,922
Less current portion (2)	(41,108)
Long-term portion	$175,814
(1) The revisions in estimated cash flows resulted primarily from changes in mine plans and reclamation timing.
(2) Included within Accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheets. Refer to Note 7.

(10) Fair Value of Financial Instruments and Fair Value Measurements
The estimated fair values of financial instruments are determined based on relevant market information. These estimates involve uncertainty and cannot be determined with precision.
The carrying amounts for cash and cash equivalents, trade accounts receivable, net, prepaid expenses and other current assets, restricted cash, deposits, trade accounts payable, notes payable and other, financing leases, and accrued expenses and other current liabilities approximate fair value as of June 30, 2024 and December 31, 2023 due to the short maturity of these instruments.
The following tables set forth by level, within the fair value hierarchy, the Company’s financial and non-financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2024 and December 31, 2023. Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of fair value for assets and liabilities and their placement within the fair value hierarchy levels.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	June 30, 2024
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities	$42,196	$—	$42,196	$—

	December 31, 2023
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities	$40,597	$—	$40,597	$—

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

(11) Income Taxes

For the six months ended June 30, 2024, the Company recorded income tax expense of $19,443 on income before income taxes of $205,347. The income tax expense differs from the expected statutory amount primarily due to the permanent impact of stock compensation, percentage depletion, and foreign-derived intangible income deductions, partially offset by the impact of non-deductible compensation and state income taxes, net of federal impact. For the six months ended June 30, 2023, the Company recorded income tax expense of $76,009 on income before income taxes of $528,135. The income tax expense differs from the expected statutory amount primarily due to the permanent impact of percentage depletion and foreign-derived intangible income deductions, partially offset by the impact of state income taxes, net of federal impact.

(12) Employee Benefit Plans
The components of net periodic benefit cost other than the service cost component for black lung are included in the line item miscellaneous expense, net in the Condensed Consolidated Statements of Operations.
Pension

The following table details the components of the net periodic benefit cost for pension obligations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest cost	$6,066	$6,028	$11,815	$11,986
Expected return on plan assets	(4,713)	(5,514)	(10,455)	(10,998)
Amortization of net actuarial loss	566	228	864	365
Net periodic benefit cost	$1,919	$742	$2,224	$1,353

During the three months ended June 30, 2024, an annual census data actuarial revaluation of pension obligations was performed, which resulted in an increase in the liability for pension obligations of approximately $12,135 with the offset to

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
accumulated other comprehensive loss and a slight increase in net periodic benefit cost to be recognized subsequent to the revaluation date. An annual census data actuarial revaluation of pension obligations was also performed during the three months ended June 30, 2023, which resulted in an increase in the liability for pension obligations of approximately $3,630 with the offset to accumulated other comprehensive loss and a slight increase in net periodic benefit cost to be recognized subsequent to the revaluation date.
The expected long-term rate of return on assets of the pension plan is utilized for the determination of the net periodic benefit cost. During the three months ended June 30, 2024, the Company updated the expected long-term rate of return on plan assets from 6.20% to 5.70% based on a weighted basis of the beginning and more recently assumed rate as the pension plan’s target allocation was updated to 50% equity securities and 50% fixed income funds in the interim period.

The Company expects to pay $12,320 in minimum required contributions to the pension plan in 2024.

Black Lung

The following table details the components of the net periodic benefit cost for black lung obligations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Service cost	$601	$513	$1,202	$1,026
Interest cost	1,307	1,165	2,614	2,330
Expected return on plan assets	(13)	(13)	(26)	(26)
Amortization of net actuarial loss (gain)	721	(708)	1,442	(1,416)
Net periodic benefit cost	$2,616	$957	$5,232	$1,914

Defined Contribution and Profit Sharing Plans
During the three months ended June 30, 2024, the Company’s matching contributions under the Alpha Metallurgical Resources 401(k) Retirement Savings Plan were suspended due to weak market conditions at that time.

(13) Related Party Transactions
There were no material related party transactions for the six months ended June 30, 2024 or 2023.

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

Coal royalty expense was $37,404 and $45,523 for the three months ended June 30, 2024 and 2023, respectively. Coal royalty expense was $81,232 and $97,024 for the six months ended June 30, 2024 and 2023, respectively.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
Other Commitments

The Company has outstanding unconditional purchase obligations, including an estimated $33,000 in the remainder of 2024 for funding of Dominion Terminal Associates (“DTA”). Under the terms of its partnership related agreements with respect to its investment in DTA, the Company is required to fund its proportionate share of DTA’s ongoing operating and capital costs. In November 2023, the Company, together with DTA management announced that DTA needs additional capital investment to maximize functionality and minimize downtime due to mechanical issues. Beyond the Company’s share of routine operating costs, it expects to invest up to an incremental $25,000 per year for infrastructure and equipment upgrades at DTA over the next 6 years. In addition, to mitigate the risk of shipment delays during the upgrade period, in April 2024, the Company entered into a 3-year agreement which allows for the loading of 1,200 to 2,000 tons of coal annually at a third party terminal in Newport News, VA. The uses of the Company’s 2024 funding of DTA include routine operating and capital costs and infrastructure and equipment upgrades.

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

As of June 30, 2024, the Company had $59,410 LCs outstanding under the ABL Facility.

As of June 30, 2024, the Company had outstanding surety bonds with a total face amount of $179,918 to secure various obligations and commitments. To secure the Company’s reclamation-related obligations, the Company has $34,194 of collateral in the form of restricted cash and restricted investments supporting these obligations as of June 30, 2024.

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

Amounts included in restricted cash provide collateral to secure the following obligations:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	June 30, 2024	December 31, 2023
Workers’ compensation and black lung obligations	$109,260	$104,998
Reclamation-related obligations	727	685
Financial payments and other performance obligations	9,120	10,235
Total restricted cash	$119,107	$115,918

Amounts included in restricted investments provide collateral to secure the following obligations:

	June 30, 2024	December 31, 2023
Workers’ compensation obligations	$3,262	$2,514
Reclamation-related obligations	33,467	33,173
Financial payments and other performance obligations	5,467	4,910
Total restricted investments (1)	$42,196	$40,597
(1) Classified as long-term trading securities as of June 30, 2024 and December 31, 2023.

Amounts included in deposits provide collateral to secure the following obligations:

	June 30, 2024	December 31, 2023
Workers’ compensation obligations	$4,500	$4,500
Financial payments and other performance obligations	—	32
Other operating agreements	847	850
Total deposits	5,347	5,382
Less current portion	—	(32)
Total deposits, net of current portion (1)	$5,347	$5,350
(1) Included within Other non-current assets on the Company’s Condensed Consolidated Balance Sheets.

DCMWC Reauthorization Process

In July 2019, the U.S. Department of Labor (Division of Coal Mine Workers’ Compensation or “DCMWC”) began implementing a new authorization process for all self-insured coal mine operators. As requested by the DCMWC, the Company filed an application and supporting documentation for reauthorization to self-insure certain of its black lung obligations in October 2019. As a result of this application, the DCMWC notified the Company in a letter dated February 21, 2020 that the Company was reauthorized to self-insure certain of its black lung obligations for a period of one-year from February 21, 2020. The DCMWC reauthorization was contingent, however, upon the Company’s providing collateral of $65,700 to secure certain of its black lung obligations. This proposed collateral requirement would have been an increase from the approximate $2,600 in collateral that the Company currently provides to secure these self-insured black lung obligations. The reauthorization process provided the Company with the right to appeal the security determination in writing within 30 days of the date of the notification, which appeal period the DCMWC agreed to extend to May 22, 2020. The Company exercised this right of appeal in connection with the substantial increase in the amount of required collateral. In February 2021, the U.S. Department of Labor (“DOL”) withdrew its Federal Register notice seeking comments on its bulletin describing its new method of calculating collateral requirements. The DOL removed the bulletin from its website in May 2021. On February 10, 2022, a telephone conference was held with DCMWC and DOL decision makers wherein the Company presented facts and arguments in support of its appeal. No ruling has been made on the appeal, but during the call the Company indicated that it would be willing to allocate an additional $10,000 in collateral. If the Company’s appeal is unsuccessful, the Company may be required to provide additional LCs to receive the self-insurance reauthorization from the DCMWC or alternatively insure these black lung obligations through a third-party provider that would likely also require the Company to provide additional collateral. In January 2023, the DOL proposed for public comment new regulations which, if adopted, would substantially increase the collateral required to secure self-insured federal black lung obligations (the “2023 Proposed Regulations”). Under the proposed 120% minimum collateral requirement, the Company estimates it could be required to provide approximately $80,000 to $100,000 of collateral to secure certain of its black lung obligations. It is unclear when this regulation will become effective; however, the Company will continue to monitor developments. A significant increase in these collateral obligations could have a materially adverse effect on the Company’s liquidity.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

Supreme Court’s Decision on the Chevron Deference Standard

The United States Supreme Court's decision in Loper Bright Enterprises v. Raimondo, issued on June 28, 2024, eliminated a 40-year old precedent of judicial deference to regulatory agencies' interpretation of federal laws. Federal agencies such as the DOL and EPA have relied on this now-overturned principle, known as “Chevron deference” in defense of various regulations. Although the Court's decision does not explicitly affect any prior agency decisions, regulations made final in the future, such as the DOL's 2023 Proposed Regulations, which have not yet been adopted, may be subject to more intense scrutiny by the courts if they are challenged by any affected party.

For example, on July 18, 2024, the Fifth Circuit Court of Appeals directed the lower District Court to reconsider its dismissal of a lawsuit challenging a DOL rule that permits retirement plan fiduciaries to consider environmental, social and governance factors when selecting investments. In the case of State of Utah v. Su, et al., the Court of Appeals stated that in order to determine whether the DOL exceeded its statutory authority, “given the upended legal landscape,” the District Court needed to reassess the merits of the plaintiffs' challenge to the DOL rule. In view of this new “upended legal” landscape, it is uncertain whether the 2023 Proposed Regulations will be challenged after it is finalized and enacted and if so, the extent, if any, the Supreme Court's decision in Loper may impact such a challenge.

(d) Legal Proceedings

Certain of our subsidiaries are involved in litigation in which the plaintiffs assert violations of the Fair Labor Standards Act due to alleged failure to compensate for time required for “donning” and “doffing” equipment and claim consequent effects upon the calculation of overtime rates and pay. The plaintiffs seek collective action certification. We continue to evaluate the potential effects of this litigation upon the Company. Although we cannot reasonably estimate a range of potential exposure at this time, it is possible that the effects of this litigation upon our liquidity and results of operations could be materially adverse.

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

The Company’s mining operations are located within the Central Appalachian coal basin in Virginia and West Virginia. The Company’s strategic focus is on the production of metallurgical quality coal for sale to the steel industry. The Company’s reportable segment, Met, is comprised of the Company’s mining complexes which produce, as a primary product, metallurgical quality coal and thermal coal as a byproduct. The All Other category included the Company’s former CAPP – Thermal operating segment which was comprised of the Company’s mining complexes which produced, as a primary product, thermal quality coal. Segment operating results are regularly reviewed by the Chief Operating Decision Maker (“CODM”), who is the Chief Executive Officer of the Company.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

Segment information and reconciliations to consolidated amounts for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Coal revenues - Met	$800,130	$833,974	$1,661,413	$1,720,981
Other revenues - Met	3,839	4,564	6,628	9,101
Total revenues - Met	$803,969	$838,538	$1,668,041	$1,730,082
Coal revenues - All Other	—	19,833	—	39,524
Total revenues	$803,969	$858,371	$1,668,041	$1,769,606

No asset information has been disclosed as the CODM does not regularly review asset information by segment.

A reconciliation of net income to Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$58,909	$181,355	$185,904	$452,126
Interest expense	1,101	1,856	2,187	3,576
Interest income	(4,140)	(2,754)	(8,111)	(4,272)
Income tax expense	5,278	33,598	19,443	76,009
Depreciation, depletion, and amortization	43,380	32,226	84,081	61,649
Non-cash stock compensation expense	3,535	3,645	6,304	6,679
Accretion on asset retirement obligations	6,257	6,376	12,400	12,753
Amortization of acquired intangibles, net	1,675	2,192	3,350	4,389
Adjusted EBITDA	$115,995	$258,494	$305,558	$612,909

Adjusted EBITDA - Met	$115,995	$257,887	$305,558	$607,933
Adjusted EBITDA - All Other	—	607	—	4,976
Total Adjusted EBITDA	$115,995	$258,494	$305,558	$612,909

The Company markets produced, processed and purchased coal to customers in the United States and in international markets. Revenue is tracked within the Company’s accounting records based on the product destination. The following tables present additional information on our revenues and top customers:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total coal revenues	$800,130	$853,807	$1,661,413	$1,760,505
Total revenues	$803,969	$858,371	$1,668,041	$1,769,606
Export coal revenues	$646,860	$616,572	$1,348,161	$1,294,703
Export coal revenues as % of total coal revenues	81%	72%	81%	74%
Countries with export coal revenue exceeding 10% of total revenues	India, Brazil	India, Brazil	India, Brazil	India, Brazil
Top customer as % of total revenues	16%	12%	16%	12%
Top 10 customers as % of total revenues	78%	71%	78%	72%
Number of customers exceeding 10% of total revenues	3	2	3	4

	As of June 30,
	2024	2023
Number of customers exceeding 10% of total trade accounts receivable, net	2	2

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides a narrative of our results of operations and financial condition for the three and six months ended June 30, 2024 and 2023. The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and related notes and risk factors included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Market Overview

Weakened global demand for steel has persisted, resulting in continued metallurgical coal market softness over the past several months. Factors influencing steel demand include economic policies and conditions globally, as well as the health of national and regional economies, some of which have been significantly and negatively impacted by geopolitical unrest and violent conflicts. Additionally, more than 60 national elections are scheduled to occur, or have occurred, across the world in 2024, including races for leadership in the United States, India, and many European countries, all important destinations for Alpha’s coal. The higher-than-usual volume of elections across the globe has created additional geopolitical uncertainty, which affects consumer confidence and demand for steel.

Metallurgical coal prices have softened during the second quarter of 2024. Of the four indices Alpha closely monitors, the Australian Premium Low Volatile index represents the largest reduction of 5%. The Australian Premium Low Volatile index dropped from $246.50 per metric ton on April 1, 2024, to $234.00 per metric ton at the end of the second quarter. The U.S. East Coast Low Volatile index decreased from $222.00 per metric ton at the beginning of April to $218.00 per metric ton at the end of June. The U.S. East Coast High Volatile A index moved from $223.00 per metric ton at the start of the quarter to $212.00 per metric ton at the end of the quarter, and the U.S. East Coast High Volatile B index decreased from $198.00 per metric ton to $190.00 per metric ton at quarter close. Since quarter close, all four indices have continued to soften. Australian Premium Low Volatile and U.S. East Coast Low Volatile decreased from their quarter-close levels to $221.00 per metric ton and $212.00 per metric ton, respectively, on July 25, 2024. The U.S. East Coast High Volatile A and High Volatile B indices measured $205.00 and $183.00 per ton, respectively, as of the same date.

The world manufacturing Purchasing Managers’ Index (“PMI”) was roughly flat month over month, decreasing to 50.9 in June from 51.0 in May. PMI for India, an important market for Alpha, has remained strong in recent months, moving up to 58.3 in June from 57.5 in May. United States June PMI moved slightly higher to 51.6 from May’s level of 51.3. Brazil’s manufacturing sector reported June PMI of 52.5, up from 52.1 in May. China’s PMI of 51.8 in June was up slightly from 51.7 in May and marked the metric’s eighth successive month of growth. Conditions in Europe continue to be challenging, with manufacturing PMI of 45.8 in June, down from 47.3 in May.

The June 2024 global crude steel production of 161.4 million metric tons from 71 countries, as reported by the World Steel Association (“WSA”), represented an increase of 0.5% compared to June 2023. China, the largest steel-producing country, produced 91.6 million metric tons in June, which was roughly flat against its year-ago period. India’s June production of 12.3 million metric tons was up 6.0% year over year, while Japan’s 7.0 million metric tons of steel produced in June 2024 represented a 4.2% decrease from the year-ago period. The United States produced 6.7 million metric tons of crude steel in June, down 1.5% from June 2023. Among the top ten steel-producing countries, Brazil reported the largest year-over-year percentage increase in June production, with its 2.9 million metric tons being 11.8% higher than the country’s year-ago output. Iran posted the most significant percentage drop of the group, as its 2.6 million metric tons of June 2024 production represented an 8.5% decrease from June 2023 production levels. Regionally, the Asia and Oceania region, which contains both India and China, produced 120.6 million metric tons of crude steel in June 2024, up 0.3%, or roughly flat, compared to its June 2023 level. The European Union’s June 2024 crude steel production of 11.1 million metric tons represented an increase of 5.1% year over year. North America produced 8.9 million metric tons in June, down 1.9% from its June 2023 mark.

The American Iron and Steel Institute’s capacity utilization rate for U.S. steel mills was 78.3% for the week ending July 20, 2024. This is up from the year-ago period when the capacity utilization rate was 74.3%.

In the seaborne thermal market, the API2 index was $118.05 per metric ton on April 1, 2024, and decreased to $107.10 per metric ton at the end of June 2024.

Business Overview

We are a Tennessee-based mining company with operations in Virginia and West Virginia. With customers across the globe, high-quality reserves and significant port capacity, we are a leading supplier of metallurgical coal products to the steel industry. We operate high-quality, cost-competitive coal mines across the CAPP coal basin. As of June 30, 2024, our operations consisted of twenty-one active mines and nine coal preparation and load-out facilities, with approximately 4,160 employees. We produce, process, and sell met coal and thermal coal as a byproduct. We also sell coal produced by others, some of which is processed and/or blended with coal produced from our mines prior to resale, with the remainder purchased for resale. As of December 31, 2023, we had 316.0 million tons of reserves, which included 303.0 million tons of proven and probable metallurgical reserves and 12.9 million tons of proven and probable thermal reserves.

For the three months ended June 30, 2024 and 2023, sales of met coal were 4.2 million tons and 3.9 million tons, respectively, and accounted for approximately 94% and 90%, respectively, of our coal sales volume in each period. Sales of thermal coal were 0.3 million tons and 0.4 million tons, respectively, and accounted for approximately 6% and 10%, respectively, of our coal sales volume. For the six months ended June 30, 2024 and 2023, sales of met coal were 8.2 million tons and 7.4 million tons, respectively, and accounted for approximately 92% and 90%, respectively, of our coal sales volume. Sales of thermal coal were 0.7 million tons and 0.8 million tons, respectively, and accounted for approximately 8% and 10%, respectively, of our coal sales volume.

Our sales of met coal were made primarily in several countries in Asia, Europe, and the Americas and to steel companies in the northeastern and midwestern regions of the United States. Our sales of thermal coal were made primarily to large utilities and industrial customers both in the United States and across the world. For the three months ended June 30, 2024 and 2023 approximately 81% and 72%, respectively, of our coal revenues were derived from coal sales made to customers outside the United States. For the six months ended June 30, 2024 and 2023 approximately 81% and 74%, respectively, of our coal revenues were derived from coal sales made to customers outside the United States.

In addition, we generate other revenues from equipment sales, rentals, terminal and processing fees, coal and environmental analysis fees, royalties and the sale of natural gas. We also record freight and handling fulfillment revenue within coal revenues for freight and handling services provided in delivering coal to certain customers, which are a component of the contractual selling price.

As of June 30, 2024, we have one reportable segment: Met. Our Met segment operations consist of high-quality met coal mines, including Deep Mine 41, Road Fork 52, Black Eagle, and Lynn Branch. The coal produced by our Met segment operations is predominantly met coal with small amounts of thermal coal being produced as a byproduct of mining. The All Other category included our former CAPP – Thermal operating segment which was comprised of our mining complexes which produced, as a primary product, thermal quality coal. Refer to Note 15 to our Condensed Consolidated Financial Statements for additional disclosures on reportable segments, geographic areas, and export coal revenue information.

As discussed in the “Market Overview” presented above, economic pressures and geopolitical uncertainty have continued to put downward pressure on global steel demand, which has negatively impacted metallurgical coal markets. Our results of operations for the three and six months ended June 30, 2024 were impacted by these factors.

Other Business Developments

On March 26, 2024, a large container vessel departing the Baltimore Harbor lost power and steering control and struck one of the main support piers of the Francis Scott Key Bridge, causing most of the bridge to collapse. As the bridge cleanup progressed, transportation in the harbor and coal terminal operations have resumed. Alpha does not utilize the Baltimore terminals to export our coal, and we have not experienced direct effects or material impacts to our business as a result of the bridge collapse.

Factors Affecting Our Results of Operations

Sales Agreements. We manage our commodity price risk for coal sales through the use of coal supply agreements. As of July 24, 2024, we had sales commitments for 2024 as follows:

	Tons	% Priced	Average Realized Price per Ton
Met - Domestic			$161.38
Met - Export			$156.05
Met Total	16.0 million	71%	$157.97
Thermal	1.1 million	100%	$75.96
Met Segment	17.1 million	73%	$150.36

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

Results of Operations

Our results of operations for the three and six months ended June 30, 2024 and 2023 are discussed below. For comparability purposes, certain immaterial segment information for the three and six months ended June 30, 2023 has been recast to conform to the current year presentation. Refer to Note 15.

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

Revenues

The following table summarizes information about our revenues during the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Increase (Decrease)
(In thousands, except for per ton data)	2024	2023	$ or Tons	%
Coal revenues	$800,130	$853,807	$(53,677)	(6.3)%
Other revenues	3,839	4,564	(725)	(15.9)%
Total revenues	$803,969	$858,371	$(54,402)	(6.3)%

Tons sold	4,552	4,348	204	4.7%

Coal revenues. Coal revenues decreased $53.7 million, or 6.3%, for the three months ended June 30, 2024 compared to the prior year period. The decrease was due to a $33.8 million, or 4.1%, reduction in coal revenues within our Met segment coupled with a $19.8 million reduction in All Other coal revenues due to the cessation of mining at our last thermal coal mine in August of 2023. The reduction in Met segment coal revenues was attributable to a 12.6% decrease in coal sales realization as pricing softened from the prior year period, partially offset by an 9.7% increase in Met coal sales volumes. Refer to the “Non-GAAP Coal revenues” section below for further detail on coal revenues for the three months ended June 30, 2024 compared to the prior year period.

Cost and Expenses

The following table summarizes information about our costs and expenses during the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Increase (Decrease)
(In thousands)	2024	2023	$	%
Cost of coal sales (exclusive of items shown separately below)	$663,809	$583,514	$80,295	13.8%
Depreciation, depletion and amortization	43,380	32,226	11,154	34.6%
Accretion on asset retirement obligations	6,257	6,376	(119)	(1.9)%
Amortization of acquired intangibles, net	1,675	2,192	(517)	(23.6)%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	18,805	17,506	1,299	7.4%
Other operating income	(633)	(1,546)	913	59.1%
Total costs and expenses	$733,293	$640,268	$93,025	14.5%

Cost of coal sales. Cost of coal sales increased $80.3 million, or 13.8%, for the three months ended June 30, 2024 compared to the prior year period, primarily related to a 4.7% increase in coal sales volumes and an increase in the average cost of coal sales per ton of 8.7%. The increase in average cost of coal sales per ton was primarily related to an increase in freight and handling costs due to a relatively higher percentage of export sales resulting in higher rail and ocean vessel freight, coupled with inflationary pressure, start-up related costs associated with our new Checkmate Powellton mine, and an increased level of coal purchases, partially offset by reductions in royalties and taxes as a result of a lower coal pricing environment.
Depreciation, depletion and amortization. Depreciation, depletion and amortization increased $11.2 million, or 34.6%, for the three months ended June 30, 2024 compared to the prior year period. The increase was primarily due to an increase in assets placed in service during 2023 and 2024.

Selling, general and administrative. Selling, general and administrative expenses increased $1.3 million, or 7.4%, for the three months ended June 30, 2024 compared to the prior year period. This increase was primarily related to an increase of $1.5 million in severance pay and $0.5 million in incentive pay, partially offset by decreases of $0.6 million in stock compensation expense and $0.2 million in professional services fees.

Total Other Expense, Net

The following table summarizes information about our total other expense, net during the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Increase (Decrease)
(In thousands)	2024	2023	$	%
Total other expense, net	$6,489	$3,150	$3,339	106.0%

Total other expense, net increased $3.3 million, or 106.0%, for the three months ended June 30, 2024 compared to the prior year period. This increase was primarily due to an increase in equity loss in affiliates.

Income Tax Expense

The following table summarizes information about our income tax expense during the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Increase (Decrease)
(In thousands)	2024	2023	$	%
Income tax expense	$5,278	$33,598	$(28,320)	(84.3)%

Income tax expense of $5.3 million was recorded for the three months ended June 30, 2024 on income before income taxes of $64.2 million. The effective tax rate of 8.2% differs from the federal statutory rate of 21% primarily due to the permanent impact of stock compensation, percentage depletion, and foreign-derived intangible income deductions, partially offset by the impact of non-deductible compensation and state income taxes, net of federal impact.

Income tax expense of $33.6 million was recorded for the three months ended June 30, 2023 on income before income taxes of $215.0 million. The effective tax rate of 15.6% differs from the federal statutory rate of 21% primarily due to the permanent impact of percentage depletion and foreign-derived intangible income deductions, partially offset by the impact of state income taxes, net of federal impact. Refer to Note 11 for additional information.

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

Included below are reconciliations of non-GAAP financial measures to GAAP financial measures.

The following tables summarizes certain financial information relating to our coal operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Increase (Decrease)
(In thousands, except for per ton data)	2024	2023	$ or Tons	%
Coal revenues	$800,130	$853,807	$(53,677)	(6.3)%
Coal revenues - All Other	—	(19,833)	19,833	100.0%
Coal revenues - Met	800,130	833,974	(33,844)	(4.1)%
Less: Freight and handling fulfillment revenues	(154,402)	(118,222)	(36,180)	(30.6)%
Non-GAAP Coal revenues - Met	$645,728	$715,752	$(70,024)	(9.8)%
Non-GAAP Coal sales realization per ton - Met	$141.86	$172.51	$(30.65)	(17.8)%

Cost of coal sales (exclusive of items shown separately below)	$663,809	$583,514	$80,295	13.8%
Depreciation, depletion and amortization - production (1)	43,076	31,936	11,140	34.9%
Accretion on asset retirement obligations	6,257	6,376	(119)	(1.9)%
Amortization of acquired intangibles, net	1,675	2,192	(517)	(23.6)%
Total Cost of coal sales	714,817	624,018	90,799	14.6%
Total Cost of coal sales - All Other	—	(21,900)	21,900	100.0%
Total Cost of coal sales - Met	714,817	602,118	112,699	18.7%
Less: Freight and handling costs - Met	(154,402)	(118,222)	(36,180)	(30.6)%
Less: Depreciation, depletion and amortization - production - Met (1)	(43,076)	(31,649)	(11,427)	(36.1)%
Less: Accretion on asset retirement obligations - Met	(6,257)	(3,721)	(2,536)	(68.2)%
Less: Amortization of acquired intangibles, net - Met	(1,675)	(2,192)	517	23.6%
Less: Idled and closed mine costs - Met	(11,818)	(5,083)	(6,735)	(132.5)%
Non-GAAP Cost of coal sales - Met	$497,589	$441,251	$56,338	12.8%
Non-GAAP Cost of coal sales per ton - Met	$109.31	$106.35	$2.96	2.8%

GAAP Coal margin - Met	$85,313	$231,856	$(146,543)	(63.2)%
GAAP Coal margin per ton - Met	$18.74	$55.88	$(37.14)	(66.5)%

Non GAAP Coal margin - Met	$148,139	$274,501	$(126,362)	(46.0)%
Non GAAP Coal margin per ton - Met	$32.54	$66.16	$(33.62)	(50.8)%

Tons sold - Met	4,552	4,149	403	9.7%
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

Non-GAAP Coal revenues. Non-GAAP coal revenues decreased $70.0 million, or 9.8%, for the three months ended June 30, 2024 compared to the prior year period. The decrease was primarily due to a $30.65 per ton, or 17.8%, reduction in non-GAAP coal sales realization per ton as pricing softened from the prior year period, partially offset by a 9.7% increase in coal sales volumes.

Non-GAAP Cost of coal sales. Non-GAAP cost of coal sales increased $56.3 million, or 12.8%, for the three months ended June 30, 2024 compared to the prior year period, primarily related to an 9.7% increase in coal sales volumes. In addition, average non-GAAP cost of coal sales per ton increased 2.8% due to inflationary pressure, start-up related costs associated with our new Checkmate Powellton mine, and an increased level of coal purchases, partially offset by reductions in royalties and taxes as a result of a lower coal pricing environment.

Adjusted EBITDA

The following table presents a reconciliation of net income to Adjusted EBITDA for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
(In thousands)	2024	2023
Net income	$58,909	$181,355
Interest expense	1,101	1,856
Interest income	(4,140)	(2,754)
Income tax expense	5,278	33,598
Depreciation, depletion, and amortization	43,380	32,226
Non-cash stock compensation expense	3,535	3,645
Accretion on asset retirement obligations	6,257	6,376
Amortization of acquired intangibles, net	1,675	2,192
Adjusted EBITDA	$115,995	$258,494

The following table summarizes Adjusted EBITDA:

	Three Months Ended June 30,		Increase (Decrease)
(In thousands)	2024	2023	$	%
Adjusted EBITDA	$115,995	$258,494	$(142,499)	(55.1)%

Adjusted EBITDA decreased $142.5 million, or 55.1%, for the three months ended June 30, 2024 compared to the prior year period. The decrease in Adjusted EBITDA was primarily driven by decreased coal margin and lower non-GAAP coal sales realization per ton in the current period.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

Revenues

The following table summarizes information about our revenues during the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,		Increase (Decrease)
(In thousands, except for per ton data)	2024	2023	$ or Tons	%
Coal revenues	$1,661,413	$1,760,505	$(99,092)	(5.6)%
Other revenues	6,628	9,101	(2,473)	(27.2)%
Total revenues	$1,668,041	$1,769,606	$(101,565)	(5.7)%

Tons sold	8,917	8,263	654	7.9%

Coal revenues. Coal revenues decreased $99.1 million, or 5.6%, for the six months ended June 30, 2024 compared to the prior year period. The decrease was due to a $59.6 million, or 3.5%, reduction in coal revenues within our Met segment coupled with a $39.5 million reduction in All Other coal revenues due to the cessation of mining at our last thermal coal mine in August of 2023. The reduction in Met segment coal revenues was attributable to a 14.6% decrease in coal sales realization as pricing softened from the prior year period, partially offset by an 13.1% increase in coal sales volumes. Refer to the “Non-GAAP Coal revenues” section below for further detail on coal revenues for the six months ended June 30, 2024 compared to the prior year period.

Cost and Expenses

The following table summarizes information about our costs and expenses during the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2024	2023	$	%
Cost of coal sales (exclusive of items shown separately below)	$1,312,122	$1,122,651	$189,471	16.9%
Depreciation, depletion and amortization	84,081	61,649	22,432	36.4%
Accretion on asset retirement obligations	12,400	12,753	(353)	(2.8)%
Amortization of acquired intangibles, net	3,350	4,389	(1,039)	(23.7)%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	41,182	38,198	2,984	7.8%
Other operating loss (income)	2,352	(2,638)	4,990	189.2%
Total costs and expenses	$1,455,487	$1,237,002	$218,485	17.7%

Cost of coal sales. Cost of coal sales increased $189.5 million, or 16.9%, for the six months ended June 30, 2024 compared to the prior year period, primarily related to a 7.9% increase in coal sales volumes and an increase in the average cost of coal sales per ton of 8.3%. The increase in average cost of coal sales per ton was primarily related to an increase in freight and handling costs due to a relatively higher percentage of export sales resulting in higher rail and ocean vessel freight, coupled with inflationary pressure, start-up related costs associated with our new Checkmate Powellton mine, and an increased level of coal purchases, partially offset by reductions in royalties and taxes as a result of a lower coal pricing environment.
Depreciation, depletion and amortization. Depreciation, depletion and amortization increased $22.4 million, or 36.4%, for the six months ended June 30, 2024 compared to the prior year period. The increase was primarily due to an increase in assets placed in service during 2023 and 2024.

Selling, general and administrative. Selling, general and administrative expenses increased $3.0 million, or 7.8%, for the six months ended June 30, 2024 compared to the prior year period. This increase was primarily related to increases of $1.8 million in wages and benefits expense, $1.8 million in incentive pay, $1.5 million in severance pay, partially offset by decreases of $1.3 million in stock compensation expense and $0.5 million in professional services fees.

Other operating loss (income). Other operating loss increased $5.0 million, or 189.2%, for the six months ended June 30, 2024 compared to the prior year period, primarily due to a decrease in income on sale of assets in the current period.

Total Other Expense, Net

The following table summarizes information about our total other expense, net during the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2024	2023	$	%
Total other expense, net	$7,207	$4,469	$2,738	61.3%

Total other expense, net increased $2.7 million, or 61.3%, for the six months ended June 30, 2024 compared to the prior year period. This increase was primarily due to increases in equity loss in affiliates and net periodic benefit cost for black lung obligations (refer to Note 12), partially offset by an increase in interest income due to rising interest rates.

Income Tax Expense

The following table summarizes information about our income tax expense during the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2024	2023	$	%
Income tax expense	$19,443	$76,009	$(56,566)	(74.4)%

Income tax expense of $19.4 million was recorded for the six months ended June 30, 2024 on income before income taxes of $205.3 million. The effective tax rate of 9.5% differs from the federal statutory rate of 21% primarily due to the permanent impact of stock compensation, percentage depletion, and foreign-derived intangible income deductions, partially offset by the impact of non-deductible compensation and state income taxes, net of federal impact.

Income tax expense of $76.0 million was recorded for the six months ended June 30, 2023 on income before income taxes of $528.1 million. The effective tax rate of 14.4% differs from the federal statutory rate of 21% primarily due to the permanent impact of percentage depletion and foreign-derived intangible income deductions, partially offset by the impact of state income taxes, net of federal impact. Refer to Note 11 for additional information.

Non-GAAP Financial Measures

Included below are reconciliations of non-GAAP financial measures to GAAP financial measures.

The following tables summarizes certain financial information relating to our coal operations for the six months ended June 30, 2023 and 2023:

	Six Months Ended June 30,		Increase (Decrease)
	2024	2023	$ or Tons	%
Coal revenues	$1,661,413	$1,760,505	$(99,092)	(5.6)%
Coal revenues - All Other	—	(39,524)	39,524	100.0%
Coal revenues - Met	1,661,413	1,720,981	(59,568)	(3.5)%
Less: Freight and handling fulfillment revenues	(288,126)	(224,474)	(63,652)	(28.4)%
Non-GAAP Coal revenues - Met	$1,373,287	$1,496,507	$(123,220)	(8.2)%
Non-GAAP Coal sales realization per ton - Met	$154.01	$189.77	$(35.76)	(18.8)%

Cost of coal sales (exclusive of items shown separately below)	$1,312,122	$1,122,651	$189,471	16.9%
Depreciation, depletion and amortization - production (1)	83,472	61,073	22,399	36.7%
Accretion on asset retirement obligations	12,400	12,753	(353)	(2.8)%
Amortization of acquired intangibles, net	3,350	4,389	(1,039)	(23.7)%
Total Cost of coal sales	1,411,344	1,200,866	210,478	17.5%
Total Cost of coal sales - All Other	—	(39,821)	39,821	100.0%
Total Cost of coal sales - Met	1,411,344	1,161,045	250,299	21.6%
Less: Freight and handling costs - Met	(288,126)	(224,474)	(63,652)	(28.4)%
Less: Depreciation, depletion and amortization - production - Met (1)	(83,472)	(60,528)	(22,944)	(37.9)%
Less: Accretion on asset retirement obligations - Met	(12,400)	(7,443)	(4,957)	(66.6)%
Less: Amortization of acquired intangibles, net - Met	(3,350)	(4,389)	1,039	23.7%
Less: Idled and closed mine costs - Met	(21,593)	(9,792)	(11,801)	(120.5)%
Non-GAAP Cost of coal sales - Met	$1,002,403	$854,419	$147,984	17.3%
Non-GAAP Cost of coal sales per ton - Met	$112.41	$108.35	$4.06	3.7%

GAAP Coal margin - Met	$250,069	$559,936	$(309,867)	(55.3)%
GAAP Coal margin per ton - Met	$28.04	$71.00	$(42.96)	(60.5)%

Non GAAP Coal margin - Met	$370,884	$642,088	$(271,204)	(42.2)%
Non GAAP Coal margin per ton - Met	$41.59	$81.42	$(39.83)	(48.9)%

Tons sold - Met	8,917	7,886	1,031	13.1%
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

Non-GAAP Coal revenues. Non-GAAP coal revenues decreased $123.2 million, or 8.2%, for the six months ended June 30, 2024 compared to the prior year period. The decrease was primarily due to a $35.76 per ton, or 18.8%, reduction in non-GAAP coal sales realization per ton as pricing softened from the prior year period, partially offset by a 13.1% increase in coal sales volumes.

Non-GAAP Cost of coal sales. Non-GAAP cost of coal sales increased $148.0 million, or 17.3%, for the six months ended June 30, 2024 compared to the prior year period, primarily related to an 13.1% increase in coal sales volumes. In addition, average non-GAAP cost of coal sales per ton increased 3.7% due to inflationary pressure, start-up related costs associated with our new Checkmate Powellton mine, and an increased level of coal purchases, partially offset by reductions in royalties and taxes as a result of a lower coal pricing environment.

Adjusted EBITDA

The following table presents a reconciliation of net income to Adjusted EBITDA for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(In thousands)	2024	2023
Net income	$185,904	$452,126
Interest expense	2,187	3,576
Interest income	(8,111)	(4,272)
Income tax expense	19,443	76,009
Depreciation, depletion, and amortization	84,081	61,649
Non-cash stock compensation expense	6,304	6,679
Accretion on asset retirement obligations	12,400	12,753
Amortization of acquired intangibles, net	3,350	4,389
Adjusted EBITDA	$305,558	$612,909

The following table summarizes Adjusted EBITDA:

	Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2024	2023	$	%
Adjusted EBITDA	$305,558	$612,909	$(307,351)	(50.1)%

Adjusted EBITDA decreased $307.4 million, or 50.1%, for the six months ended June 30, 2024 compared to the prior year period. The decrease in Adjusted EBITDA was primarily driven by decreased coal margin and lower non-GAAP coal sales realization per ton in the current period.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are derived from existing unrestricted cash balances, proceeds from future coal sales, and amounts available under our revolving credit agreement. Our primary capital resource requirements stem from the cost of our coal production and purchases, selling and administrative expenses, taxes, capital expenditures, debt service obligations, reclamation obligations, and collateral requirements. As of June 30, 2024, we had $5.3 million of long-term indebtedness, net of current portion, outstanding, and no indebtedness and $59.4 million letters of credit (“LCs”) outstanding under our ABL Facility (as defined below).
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

Liquidity

The following table summarizes our total liquidity as of June 30, 2024:

(in thousands)	June 30, 2024
Cash and cash equivalents	$336,148
Credit facility availability (1)	95,590
Minimum liquidity requirement	(75,000)
Total liquidity	$356,738
(1) Comprised of our unused commitments available under our credit agreement entered into on October 27, 2023 (the “ABL Agreement”) after considering $59.4 million of outstanding LCs, subject to limitations described therein.

Cash Collateral

We are required to provide cash collateral to secure our obligations under certain workers’ compensation, black lung, reclamation-related obligations, financial payments and other performance obligations, and other operating agreements. Future regulatory changes relating to these obligations could result in increased obligations, additional costs, or additional collateral requirements which could require greater use of alternative sources of funding for this purpose, which would reduce our liquidity. Refer to the DCMWC Reauthorization Process section below for information related to the new authorization process for self-insured coal mine operators being implemented by the U.S. Department of Labor (Division of Coal Mine Workers’ Compensation). As of June 30, 2024, we had the following cash collateral on our Condensed Consolidated Balance Sheets:

(in thousands)	June 30, 2024
Long-term restricted cash	$119,107
Long-term restricted investments	42,196
Long-term deposits	5,347
Total cash collateral	$166,650

Off-Balance Sheet Arrangements

We are required to provide financial assurance in order to perform the post-mining reclamation required by our mining permits, pay workers’ compensation claims under workers’ compensation laws in various states, pay federal black lung benefits, and perform certain other obligations. In order to provide the required financial assurance, we generally use surety bonds for post-mining reclamation and workers’ compensation obligations. We also use bank LCs to collateralize certain obligations. As of June 30, 2024, we had the following outstanding surety bonds and LCs:

(in thousands)	June 30, 2024
Surety bonds	$179,918
Letters of credit (1)	$59,410
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

Capital Requirements

Our capital expenditures for the six months ended June 30, 2024 were $124.7 million. We expect to spend between $210.0 million and $240.0 million on capital expenditures during 2024. At the midpoint of guidance, this total includes approximately $171.0 million in sustaining maintenance capital, approximately $33.0 million in planned projects to invest in mine development, and approximately $21.0 million in carryover from 2023 due to timing and availability of supplies and contract labor.

Contractual Obligations

Our contractual obligations are discussed in the “Liquidity and Capital Resources—Contractual Obligations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our contractual obligations during the six months ended June 30, 2024.

Refer to Note 8 and Note 14 for additional disclosures on long-term debt and other commitments, respectively.

Business Updates

We own a 65.0% interest in DTA, a coal export terminal in Newport News, Virginia. DTA provides us with the ability to fulfill a broad range of customer coal quality requirements through coal blending, while also providing storage capacity and transportation flexibility. DTA needs capital investment to maximize functionality and minimize downtime due to mechanical issues. Under the terms of our partnership related agreements with respect to our investment in DTA, we are required to fund our proportionate share of DTA’s ongoing operating and capital costs. Beyond our share of routine operating costs, we expect we will invest up to an incremental $25.0 million per year for infrastructure and equipment upgrades at DTA over the next 6 years. In addition, to mitigate the risk of shipment delays during the upgrade period, in April 2024, we entered into a 3-year agreement which would allow for the loading of 1.2 to 2.0 million tons of coal annually at a third party terminal in Newport News, VA. In the remainder of 2024, our funding of DTA (including routine operating and capital costs and infrastructure and equipment upgrades) is estimated to total approximately $33.0 million.

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

As a regular part of our business, we review opportunities for, and engage in discussions and negotiations concerning, the acquisition or disposition of coal mining and related infrastructure assets and interests in coal mining companies, and acquisitions or dispositions of, or combinations or other strategic transactions involving companies with coal mining or other energy assets. When we believe that these opportunities are consistent with our strategic plans and our acquisition or disposition criteria, we may make bids or proposals and/or enter into letters of intent and other similar agreements. These bids or proposals, which may be binding or non-binding, are customarily subject to a variety of conditions and usually permit us to terminate the discussions and any related agreement if, among other things, we are not satisfied with the results of due diligence. Any acquisition opportunities we pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness, seek equity capital or both. There can be no assurance that additional financing will be available on terms acceptable to us, or at all.

Income Taxes

As of June 30, 2024, the Company has recorded federal income taxes receivable of $4.6 million. Refer to Note 11 for further disclosures related to income taxes.

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

The reauthorization process provided us with the right to appeal the security determination in writing within 30 days of the date of the notification, which appeal period the DCMWC agreed to extend to May 22, 2020, and we exercised this right of appeal. We strongly disagree with the DCMWC’s substantially higher collateral determination and the methodology through which the calculation was derived. In February 2021, the U.S. Department of Labor (“DOL”) withdrew its Federal Register notice seeking comments on its bulletin describing its new method of calculating collateral requirements. The DOL removed the bulletin from its website in May 2021. On February 10, 2022, a telephone conference was held with DCMWC and DOL decision makers wherein we presented facts and arguments in support of our appeal. No ruling has been made on the appeal, but during the call we indicated that we would be willing to allocate an additional $10.0 million in collateral. If our appeal is unsuccessful, we may be required to provide additional LCs in order to receive self-insurance reauthorization from the DCMWC or insure these black lung obligations through a third-party provider, which would likely also require us to provide additional collateral. In January 2023, the DOL proposed for public comment new regulations which, if adopted, would substantially increase the collateral required to secure self-insured federal black lung obligations (the “2023 Proposed Regulations”). Under the proposed 120% minimum collateral requirement, we estimate we could be required to provide approximately $80.0 million to $100.0 million of collateral to secure certain of our black lung obligations. It is unclear when this regulation will become effective; however, we will continue to monitor developments. A significant increase in these collateral obligations could have a materially adverse effect on our liquidity.

Supreme Court's Decision on the Chevron Deference Standard

The United States Supreme Court's decision in Loper Bright Enterprises v. Raimondo, issued on June 28, 2024, eliminated a 40-year old precedent of judicial deference to regulatory agencies' interpretation of federal laws. Federal agencies such as the DOL and EPA have relied on this now-overturned principle, known as “Chevron deference” in defense of various regulations. Although the Court's decision does not explicitly affect any prior agency decisions, regulations made final in the future, such as the DOL's 2023 Proposed Regulations, which have not yet been adopted, may be subject to more intense scrutiny by the courts if they are challenged by any affected party.

For example, on July 18, 2024, the Fifth Circuit Court of Appeals directed the lower District Court to reconsider its dismissal of a lawsuit challenging a DOL rule that permits retirement plan fiduciaries to consider environmental, social and governance factors when selecting investments. In the case of State of Utah v. Su, et al., the Court of Appeals stated that in order to determine whether the DOL exceeded its statutory authority, “given the upended legal landscape,” the District Court needed to reassess the merits of the plaintiffs' challenge to the DOL rule. In view of this new “upended legal” landscape, it is uncertain whether the 2023 Proposed Regulations will be challenged after it is finalized and enacted and if so, the extent, if any, the Supreme Court's decision in Loper may impact such a challenge.

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

Cash Flows

Cash, cash equivalents, and restricted cash increased by $71.1 million and $28.3 million over the six months ended June 30, 2024 and 2023, respectively. The net change in cash, cash equivalents, and restricted cash was attributable to the following:

	Six Months Ended June 30,
	2024	2023
Cash flows (in thousands):
Net cash provided by operating activities	$334,199	$494,606
Net cash used in investing activities	(140,531)	(71,301)
Net cash used in financing activities	(122,538)	(395,000)
Net increase in cash and cash equivalents and restricted cash	$71,130	$28,305

Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2024 decreased compared to the prior year due to a reduction in Met segment non-GAAP coal margin as discussed above in “Results of Operations,” partially offset by changes in operating assets and liabilities as the prior year period was negatively impacted by significant increases in accounts receivable and inventory and the final payment of our contingent revenue obligation, partially offset by a reduction in amounts held on deposit for the payment of dividends.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2024 increased compared to the prior year period as the prior year period benefited from a higher level of net proceeds from investment security activity. The increased level of net proceeds from investment security activity in the prior period was primarily due to the liquidation of certain marketable securities to facilitate the transfer of funds to another financial institution.

Financing Activities. The decrease in net cash used in financing activities for the six months ended June 30, 2024 compared to the prior year period was driven by a lower level of common stock repurchases and a decrease in dividends paid due to the payment of a one-time special dividend in the prior year period as well as the cessation of our fixed dividend program in the fourth quarter of 2023.

Analysis of Material Debt Covenants

We were in compliance with all covenants under the ABL Agreement as of June 30, 2024, including the requirement that we maintain minimum liquidity, as defined in the ABL Agreement, of $75.0 million. A breach of the covenants in the ABL Agreement could result in a default under the terms of the agreement, and the respective lenders could then elect to declare any amounts borrowed due and payable and require outstanding LCs to be cash collateralized. In addition, a default under the terms of the agreement would inhibit our ability to make certain restricted payments, as defined in the ABL Agreement, including the Company’s ability to repurchase shares of the Company’s common stock.

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
Our critical accounting policies are discussed in the “Critical Accounting Policies and Estimates” section contained in our Annual Report on Form 10-K for the year ended December 31, 2023. Our critical accounting policies remain unchanged at June 30, 2024. Refer to the Recent Accounting Guidance section in Note 1 for further information.

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

The market price of diesel fuel fluctuates due to changes in production, seasonality, and other market factors generally outside of our control. Increased fuel costs may have a negative impact on our results of operations and financial condition. As of June 30, 2024, our forecasted diesel fuel usage and fixed price diesel fuel purchase commitments for 2024 are as follows:

	Budgeted Usage in Gallons	% Priced	Average Realized Price per Gallon
Diesel fuel	23.2 million	88.7%	$3.28

Interest Rate Risk

As of June 30, 2024, we maintain a senior secured asset-based revolving credit facility, under which we may borrow up to $155.0 million (less amounts outstanding for LCs). Any cash borrowings under the facility would bear a floating rate of interest. No cash borrowings were outstanding under the facility as of June 30, 2024 or December 31, 2023. Refer to Note 8 for additional information. Also refer to the “Financial Statements and Supplementary Data—Note 13” section contained in our Annual Report on Form 10-K for the year ended December 31, 2023 for discussion on the terms of our long-term debt.

As of June 30, 2024 and December 31, 2023, we had investments in trading securities of $42.2 million and $40.6 million, respectively. While the fair value of these investments is exposed to risk with respect to changes in market rates of interest, we do not believe exposure to changes in interest rates is material to our Condensed Consolidated Financial Statements. We manage risk by investing in shorter term highly rated debt obligations (primarily U.S. government securities). As of June 30, 2024 and December 31, 2023, the remaining maturities of our acquired debt securities was less than 12 months.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of June 30, 2024. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of June 30, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Common Stock

The following table summarizes information about shares of common stock that were repurchased during the second quarter of 2024:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (2)(3)(4)
April 1, 2024 through April 30, 2024	—	$—	—	$468,835
May 1, 2024 through May 31, 2024	5,017	$313.24	—	$468,835
June 1, 2024 through June 30, 2024	—	$—	—	$468,835
	5,017		—
(1) All 5,017 common shares were repurchased from employees to satisfy the employees’ statutory tax withholdings upon the vesting of stock grants. Shares that are repurchased to satisfy the employees’ statutory tax withholdings are recorded in treasury stock at cost.
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

Item 5. Other Information

(a) None.

(b) None.

(c) Trading Plans

During the quarter ended June 30, 2024, no director or officer adopted or terminated:

(i)    Any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c); or

(ii)    Any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of item 408(a) of Regulation S-K.

Item 6. Exhibits

Refer to the Exhibit Index.

Exhibit Index

Exhibit No.	Description of Exhibit
3.1
Third Amended and Restated Certificate of Incorporation of Alpha Metallurgical Resources, Inc. (Incorporated by reference to Exhibit 3.1 on Form 8-K of Alpha Metallurgical Resources, Inc. filed on May 23, 2024)

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
101*
The following financial information from Alpha Metallurgical Resources, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA METALLURGICAL RESOURCES, INC.
Date: August 5, 2024	By:	/s/ J. Todd Munsey
	Name:	J. Todd Munsey
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)