Form 10-Q
period 2024-09-30
Alpha Metallurgical Resources, Inc.
filed 2024-11-01
CIK 1704715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to

Commission File Number: 001-38735
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

Number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of October 31, 2024: 13,016,010

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

•depressed levels or declines in coal prices;
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
•our costs of complying with health and safety regulations, including but not limited to MSHA’s silica regulations;
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

Part I - Financial Information

Item 1. Financial Statements

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Coal revenues	$669,783	$738,998	$2,331,196	$2,499,503
Other revenues	2,114	2,822	8,742	11,923
Total revenues	671,897	741,820	2,339,938	2,511,426
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	598,725	564,608	1,910,847	1,687,259
Depreciation, depletion and amortization	42,414	32,582	126,495	94,231
Accretion on asset retirement obligations	6,326	6,376	18,726	19,129
Amortization of acquired intangibles, net	1,675	2,069	5,025	6,458
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	15,987	18,053	57,169	56,251
Other operating loss (income)	1,461	973	3,813	(1,665)
Total costs and expenses	666,588	624,661	2,122,075	1,861,663
Income from operations	5,309	117,159	217,863	649,763
Other (expense) income:
Interest expense	(1,041)	(1,746)	(3,228)	(5,322)
Interest income	5,145	4,639	13,256	8,911
Equity loss in affiliates	(7,011)	(6,660)	(14,568)	(11,582)
Miscellaneous expense, net	(2,685)	(614)	(8,259)	(857)
Total other expense, net	(5,592)	(4,381)	(12,799)	(8,850)
(Loss) income before income taxes	(283)	112,778	205,064	640,913
Income tax benefit (expense)	4,087	(18,964)	(15,356)	(94,973)
Net income	$3,804	$93,814	$189,708	$545,940

Basic income per common share	$0.29	$6.88	$14.58	$37.87
Diluted income per common share	$0.29	$6.65	$14.43	$36.46

Weighted average shares – basic	13,017,820	13,633,640	13,011,234	14,416,289
Weighted average shares – diluted	13,092,019	14,110,488	13,146,566	14,973,168

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$3,804	$93,814	$189,708	$545,940
Other comprehensive income (loss), net of tax:
Employee benefit plans:
Amortization of and adjustments to employee benefit costs	308	(581)	(9,630)	(5,373)
Income tax (expense) benefit	(68)	129	2,137	1,192
Total other comprehensive income (loss), net of tax	240	(452)	(7,493)	(4,181)
Total comprehensive income	$4,044	$93,362	$182,215	$541,759
Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$484,560	$268,207
Trade accounts receivable, net of allowance for credit losses of $1,287 and $234 as of September 30, 2024 and December 31, 2023, respectively	375,869	509,682
Inventories, net	200,108	231,344
Prepaid expenses and other current assets	32,427	39,064
Total current assets	1,092,964	1,048,297
Property, plant, and equipment, net of accumulated depreciation and amortization of $647,259 and $558,905 as of September 30, 2024 and December 31, 2023, respectively	620,929	588,992
Owned and leased mineral rights, net of accumulated depletion and amortization of $120,206 and $99,826 as of September 30, 2024 and December 31, 2023, respectively	441,708	451,160
Other acquired intangibles, net of accumulated amortization of $43,568 and $38,543 as of September 30, 2024 and December 31, 2023, respectively	41,554	46,579
Long-term restricted investments	42,512	40,597
Long-term restricted cash	121,077	115,918
Deferred income taxes	8,857	8,028
Other non-current assets	109,818	106,486
Total assets	$2,479,419	$2,406,057
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,101	$3,582
Trade accounts payable	111,448	128,836
Accrued expenses and other current liabilities	190,085	177,512
Total current liabilities	304,634	309,930
Long-term debt	3,582	6,792
Workers’ compensation and black lung obligations	182,062	189,226
Pension obligations	104,610	101,908
Asset retirement obligations	170,643	166,509
Deferred income taxes	41,088	39,142
Other non-current liabilities	22,173	18,622
Total liabilities	828,792	832,129
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Preferred stock - par value $0.01, 5,000,000 shares authorized, none issued	—	—
Common stock - par value $0.01, 50,000,000 shares authorized, 22,382,945 issued and 13,016,010 outstanding at September 30, 2024 and 22,058,135 issued and 12,938,679 outstanding at December 31, 2023	224	221
Additional paid-in capital	836,803	834,482
Accumulated other comprehensive loss	(48,080)	(40,587)
Treasury stock, at cost: 9,366,935 shares at September 30, 2024 and 9,119,456 shares at December 31, 2023	(1,296,916)	(1,189,715)
Retained earnings	2,158,596	1,969,527
Total stockholders’ equity	1,650,627	1,573,928
Total liabilities and stockholders’ equity	$2,479,419	$2,406,057
Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net income	$189,708	$545,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	126,495	94,231
Amortization of acquired intangibles, net	5,025	6,458
Amortization of debt issuance costs and accretion of debt discount	839	1,585
Loss (gain) on disposal of assets	31	(6,089)
Accretion on asset retirement obligations	18,726	19,129
Employee benefit plans, net	15,123	9,989
Deferred income taxes	3,254	27,898
Stock-based compensation	9,317	9,678
Equity loss in affiliates	14,568	11,582
Other, net	(97)	(123)
Changes in operating assets and liabilities	140,672	(68,472)
Net cash provided by operating activities	523,661	651,806
Investing activities:
Capital expenditures	(156,167)	(183,836)
Proceeds on disposal of assets	763	7,855
Cash paid for business acquired	—	(11,919)
Purchases of investment securities	(37,015)	(166,515)
Sales and maturities of investment securities	36,529	249,598
Capital contributions to equity affiliates	(22,865)	(21,844)
Other, net	24	24
Net cash used in investing activities	(178,731)	(126,637)
Financing activities:
Principal repayments of long-term debt	(1,748)	(1,686)
Dividend and dividend equivalents paid	(3,077)	(99,731)
Common stock repurchases and related expenses	(117,648)	(403,385)
Other, net	(945)	3,302
Net cash used in financing activities	(123,418)	(501,500)
Net increase in cash and cash equivalents and restricted cash	221,512	23,669
Cash and cash equivalents and restricted cash at beginning of period	384,125	355,394
Cash and cash equivalents and restricted cash at end of period	$605,637	$379,063

Supplemental disclosure of noncash investing and financing activities:
Financing leases and capital financing - equipment	$1	$2,059
Accrued capital expenditures	$6,845	$11,618
Accrued common stock repurchases and stock repurchase excise tax	$4,652	$6,275
Accrued dividend payable	$424	$9,418
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	As of September 30,
	2024	2023
Cash and cash equivalents	$484,560	$296,059
Long-term restricted cash	121,077	83,004
Total cash and cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$605,637	$379,063

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Treasury Stock at Cost	Retained Earnings	Total Stockholders’ Equity
Balances, December 31, 2022	$217	$815,442	$(12,162)	$(649,061)	$1,275,319	$1,429,755
Net income	—	—	—	—	270,771	270,771
Other comprehensive loss, net	—	—	(488)	—	—	(488)
Stock-based compensation, issuance of common stock for share vesting, and common stock reissuances	1	(3,444)	—	6,477	—	3,034
Common stock repurchases and related expenses	—	—	—	(148,973)	—	(148,973)
Warrants exercises	—	1,301	—	—	—	1,301
Cash dividend and dividend equivalents declared ($0.44 per share)	—	—	—	—	(6,825)	(6,825)
Balances, March 31, 2023	$218	$813,299	$(12,650)	$(791,557)	$1,539,265	$1,548,575
Net income	—	—	—	—	181,355	181,355
Other comprehensive loss, net	—	—	(3,241)	—	—	(3,241)
Stock-based compensation and issuance of common stock for share vesting	1	3,644	—	—	—	3,645
Common stock repurchases and related expenses	—	—	—	(157,645)	—	(157,645)
Warrants exercises	—	1,278	—	—	—	1,278
Cash dividend and dividend equivalents declared ($0.50 per share)	—	—	—	—	(7,233)	(7,233)
Balances, June 30, 2023	$219	$818,221	$(15,891)	$(949,202)	$1,713,387	$1,566,734
Net income	—	—	—	—	93,814	93,814
Other comprehensive loss, net	—	—	(452)	—	—	(452)
Stock-based compensation and common stock reissuances	1	2,587	—	411	—	2,999
Exercise of stock options	—	225	—	—	—	225
Common stock repurchases and related expenses	—	—	—	(102,394)	—	(102,394)
Warrants exercises	—	4,110	—	—	—	4,110
Cash dividend and dividend equivalents declared ($0.50 per share)	—	—	—	—	(6,963)	(6,963)
Balances, September 30, 2023	$220	$825,143	$(16,343)	$(1,051,185)	$1,800,238	$1,558,073

Balances, December 31, 2023	$221	$834,482	$(40,587)	$(1,189,715)	$1,969,527	$1,573,928
Net income	—	—	—	—	126,995	126,995
Other comprehensive income, net	—	—	750	—	—	750
Stock-based compensation, issuance of common stock for share vesting, and common stock reissuances	3	(3,946)	—	6,712	—	2,769
Common stock repurchases and related expenses	—	—	—	(112,636)	—	(112,636)
Dividend equivalents	—	—	—	—	(662)	(662)
Balances, March 31, 2024	$224	$830,536	$(39,837)	$(1,295,639)	$2,095,860	$1,591,144
Net income	—	—	—	—	58,909	58,909
Other comprehensive loss, net	—	—	(8,483)	—	—	(8,483)

Stock-based compensation, issuance of common stock for share vesting, and common stock reissuances	—	3,254	—	281	—	3,535
Common stock repurchases and related expenses	—	—	—	(1,558)	—	(1,558)
Dividend equivalents	—	—	—	—	23	23
Balances, June 30, 2024	$224	$833,790	$(48,320)	$(1,296,916)	$2,154,792	$1,643,570
Net income	—	—	—	—	3,804	3,804
Other comprehensive income, net	—	—	240	—	—	240
Stock-based compensation	—	3,013	—	—	—	3,013
Balances, September 30, 2024	$224	$836,803	$(48,080)	$(1,296,916)	$2,158,596	$1,650,627
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

The Condensed Consolidated Financial Statements include all wholly-owned subsidiaries’ results of operations for the three and nine months ended September 30, 2024 and 2023. All significant intercompany transactions have been eliminated in consolidation.

The accompanying interim Condensed Consolidated Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP as long as the financial statements are not misleading. In the opinion of management, these interim Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or any other period. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Reclassifications

For comparability purposes, certain immaterial segment information for the three and nine months ended September 30, 2023 in the notes to the Condensed Consolidated Financials Statements has been recast to conform to the current year presentation. Refer to Note 15.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Export met coal revenues	$501,173	$485,955	$1,808,088	$1,714,215
Export thermal coal revenues	11,731	28,642	52,977	95,085
Total export coal revenues	$512,904	$514,597	$1,861,065	$1,809,300

Domestic met coal revenues	$149,653	$213,389	$448,763	$649,094
Domestic thermal coal revenues	7,226	11,012	21,368	41,109
Total domestic coal revenues	$156,879	$224,401	$470,131	$690,203

Total met coal revenues	$650,826	$699,344	$2,256,851	$2,363,309
Total thermal coal revenues	18,957	39,654	74,345	136,194
Total coal revenues	$669,783	$738,998	$2,331,196	$2,499,503

Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied as of September 30, 2024:

	Remainder of 2024	2025	2026	2027	2028	Total
Estimated coal revenues (1)	$22,033	$4,590	$12,000	$—	$—	$38,623
(1) Amounts only include estimated coal revenues associated with customer contracts with fixed pricing and original expected duration of more than one year. Refer to Note 3 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

(3) Accumulated Other Comprehensive Loss
The following tables summarize the changes to accumulated other comprehensive loss during the nine months ended September 30, 2024 and 2023:

	Balance January 1, 2024	Other comprehensive loss before reclassifications	Amounts reclassified from accumulated other comprehensive loss	Balance September 30, 2024
Employee benefit costs	$(40,587)	$(10,079)	$2,586	$(48,080)

	Balance January 1, 2023	Other comprehensive loss before reclassifications	Amounts reclassified from accumulated other comprehensive loss	Balance September 30, 2023
Employee benefit costs	$(12,162)	$(2,825)	$(1,356)	$(16,343)

The following table summarizes the amounts reclassified from accumulated other comprehensive loss and the Condensed Consolidated Statements of Operations line items affected by reclassification during the three and nine months ended September 30, 2024 and 2023:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

Details about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss				Affected line item in the Condensed Consolidated Statements of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Employee benefit costs:
Amortization of net actuarial loss (gain) (1)	$1,127	$(581)	$3,323	$(1,743)	Miscellaneous expense, net
Income tax (expense) benefit	(250)	129	(737)	387	Income tax benefit (expense)
Total, net of income tax	$877	$(452)	$2,586	$(1,356)
(1) These accumulated other comprehensive loss components are included in the computation of net periodic benefit costs for certain employee benefit plans. Refer to Note 12.

(4) Net Income Per Share
The number of shares of common stock used to calculate basic net income per common share is based on the weighted average number of the Company’s outstanding common shares during the respective period. The number of shares of common stock used to calculate diluted net income per common share is based on the number of common shares used to calculate basic net income per common share plus the effect of potentially dilutive securities outstanding during the period, which is determined by the application of the treasury stock method.

When applying the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share of common stock are higher than the Company’s average price per share of common stock during an applicable period. For the three and nine months ended September 30, 2024, 24,894 and 12,727 securities, respectively, were excluded from the computation of dilutive net income per common share because they would have been anti-dilutive. For the three and nine months ended September 30, 2023, 0 and 1,240 securities, respectively, were excluded from the computation of dilutive net income per common share because they would have been anti-dilutive.

The following table presents the net income per common share for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic
Net income	$3,804	$93,814	$189,708	$545,940
Weighted average common shares outstanding - basic	13,017,820	13,633,640	13,011,234	14,416,289
Net income per common share - basic	$0.29	$6.88	$14.58	$37.87

Diluted
Weighted average common shares outstanding - basic	13,017,820	13,633,640	13,011,234	14,416,289
Dilutive effect of warrants	—	31,667	—	108,469
Dilutive effect of stock options	—	1,666	—	1,866
Dilutive effect of other stock-based instruments	74,199	443,515	135,332	446,544
Weighted average common shares outstanding - diluted	13,092,019	14,110,488	13,146,566	14,973,168
Net income per common share - diluted	$0.29	$6.65	$14.43	$36.46

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
(5) Inventories, net
Inventories, net consisted of the following:

	September 30, 2024	December 31, 2023
Raw coal	$36,350	$52,508
Saleable coal	99,158	120,000
Materials, supplies and other, net	64,600	58,836
Total inventories, net	$200,108	$231,344

(6) Capital Stock

Share Repurchase Program

The total authorization to repurchase the Company’s stock under the existing common share repurchase program adopted by the Company’s Board of Directors on March 4, 2022 is $1,500,000. As of September 30, 2024, the Company had repurchased an aggregate of 6,630,535 shares under the plan for an aggregate purchase price of approximately $1,098,916 (comprised of $1,098,717 of share repurchases and $199 of related fees). The Company has also accrued a stock repurchase excise tax of $4,652 related to the share repurchase program as of September 30, 2024, which is recorded in treasury stock at cost.

(7) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2024	December 31, 2023
Wages and benefits	$68,257	$62,811
Workers’ compensation	10,467	10,482
Black lung	10,687	10,687
Taxes other than income taxes	29,188	31,236
Asset retirement obligations	43,817	38,915
Dividend payable	334	2,342
Freight accrual	12,151	8,461
Other	15,184	12,578
Total accrued expenses and other current liabilities	$190,085	$177,512

(8) Long-Term Debt
Long-term debt consisted of the following:

	September 30, 2024	December 31, 2023
Notes payable and other	$2,353	$5,097
Financing leases	4,330	5,277
Total long-term debt	6,683	10,374
Less current portion	(3,101)	(3,582)
Long-term debt, net of current portion	$3,582	$6,792

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
ABL Agreement

On October 27, 2023, the Company, along with certain of its directly and indirectly owned subsidiaries (the “Borrowers”), entered into a credit agreement (the “ABL Agreement”) with Regions Bank, as lender, swingline lender, letter of credit (“LC”) issuer, administrative agent, collateral agent, and lead arranger, along with ServisFirst Bank and Texas Capital Bank, as joint lead arrangers and the other lenders party thereto. The ABL Agreement includes an asset-based revolving credit facility (the “ABL Facility”) which allows the Company to borrow cash or obtain LCs, on a revolving basis, in an aggregate amount of up to $155,000. Availability under the ABL Facility is calculated monthly and fluctuates based on qualifying amounts of coal inventory, trade accounts receivable, and in certain circumstances specified amounts of cash. The ABL Facility matures on October 27, 2027. As of September 30, 2024 and December 31, 2023, the Company had no amounts borrowed and $57,537 and $60,896 LCs outstanding under the ABL Facility, respectively.

The ABL Agreement contains negative and affirmative covenants and requires the Company to maintain minimum Liquidity, as defined in the ABL Agreement, of $75,000. The Company is in compliance with all covenants under the ABL Agreement as of September 30, 2024.

(9) Asset Retirement Obligations

The following table summarizes the changes in asset retirement obligations for the nine months ended September 30, 2024:

Total asset retirement obligations at December 31, 2023	$205,424
Accretion for the period	18,726
Sites added during the period	5,381
Revisions in estimated cash flows (1)	6,445
Expenditures for the period	(21,516)
Total asset retirement obligations at September 30, 2024	214,460
Less current portion (2)	(43,817)
Long-term portion	$170,643
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
The carrying amounts for cash and cash equivalents, trade accounts receivable, net, prepaid expenses and other current assets, restricted cash, deposits, trade accounts payable, notes payable and other, financing leases, and accrued expenses and other current liabilities approximate fair value as of September 30, 2024 and December 31, 2023 due to the short maturity of these instruments.
The following tables set forth by level, within the fair value hierarchy, the Company’s financial and non-financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2024 and December 31, 2023. Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of fair value for assets and liabilities and their placement within the fair value hierarchy levels.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	September 30, 2024
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities	$42,512	$—	$42,512	$—

	December 31, 2023
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities	$40,597	$—	$40,597	$—

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

(11) Income Taxes

For the nine months ended September 30, 2024, the Company recorded income tax expense of $15,356 on income before income taxes of $205,064. The income tax expense differs from the expected statutory amount primarily due to the permanent impact of stock compensation and percentage depletion, partially offset by the impact of non-deductible compensation. For the nine months ended September 30, 2023, the Company recorded income tax expense of $94,973 on income before income taxes of $640,913. The income tax expense differs from the expected statutory amount primarily due to the permanent impact of percentage depletion and foreign-derived intangible income deductions, partially offset by the impact of state income taxes, net of federal impact.

(12) Employee Benefit Plans
The components of net periodic benefit cost other than the service cost component for black lung are included in the line item Miscellaneous expense, net in the Condensed Consolidated Statements of Operations.
Pension

The following table details the components of the net periodic benefit cost for pension obligations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest cost	$5,939	$5,993	$17,754	$17,979
Expected return on plan assets	(5,230)	(5,499)	(15,685)	(16,497)
Amortization of net actuarial loss	459	183	1,323	548
Net periodic benefit cost	$1,168	$677	$3,392	$2,030

During the nine months ended September 30, 2024, an annual census data actuarial revaluation of pension obligations was performed, which resulted in an increase in the liability for pension obligations of approximately $12,953 with the offset to accumulated other comprehensive loss and an increase in net periodic benefit cost to be recognized subsequent to the

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
revaluation date. An annual census data actuarial revaluation of pension obligations was also performed during the nine months ended September 30, 2023, which resulted in an increase in the liability for pension obligations of approximately $3,630 with the offset to accumulated other comprehensive loss and a slight increase in net periodic benefit cost to be recognized subsequent to the revaluation date.
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

The Company paid $12,320 in minimum required contributions to the pension plan in 2024.

Black Lung

The following table details the components of the net periodic benefit cost for black lung obligations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Service cost	$601	$512	$1,803	$1,538
Interest cost	1,307	1,165	3,921	3,495
Expected return on plan assets	(13)	(12)	(39)	(38)
Amortization of net actuarial loss (gain)	721	(708)	2,163	(2,124)
Net periodic benefit cost	$2,616	$957	$7,848	$2,871

Defined Contribution and Profit Sharing Plans

The Company sponsors defined contribution plans to assist its eligible employees in providing for retirement. The Company’s total contributions to these plans for the three months ended September 30, 2024 and 2023 were $136 and $3,489, respectively. The Company’s total contributions to the plan for the nine months ended September 30, 2024 and 2023 were $6,268 and $11,856, respectively.

During the three months ended June 30, 2024, the Company’s matching contributions under the Alpha Metallurgical Resources 401(k) Retirement Savings Plan were suspended due to weak market conditions.

Self-insured Medical Plan

The Company is self-insured for health benefit coverage for all of its active employees. During the three months ended September 30, 2024 and 2023 the Company incurred total expenses of $27,885 and $22,040, respectively. and during the nine months ended September 30, 2024 and 2023 the Company incurred total expenses of $73,438 and $61,866, respectively, which primarily include claims processed and an estimate for claims incurred but not paid.

(13) Related Party Transactions
There were no material related party transactions for the nine months ended September 30, 2024 or 2023.

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

Coal royalty expense was $31,087 and $39,284 for the three months ended September 30, 2024 and 2023, respectively. Coal royalty expense was $112,319 and $136,308 for the nine months ended September 30, 2024 and 2023, respectively.

Other Commitments

Under the terms of its partnership related agreements with respect to its investment in Dominion Terminal Associates (“DTA”), the Company is required to fund its proportionate share of DTA’s ongoing operating and capital costs. In November 2023, the Company, together with DTA management announced that DTA needs additional capital investment to maximize functionality and minimize downtime due to mechanical issues. Beyond the Company’s share of routine operating costs, it expects to invest an average of approximately $28,000 per year for infrastructure and equipment upgrades at DTA over the next 5 years. In addition, to mitigate the risk of shipment delays during the upgrade period, in April 2024, the Company entered into a 3-year agreement which allows for the loading of 1,200 to 2,000 tons of coal annually at a third party terminal in Newport News, VA. The uses of the Company’s 2024 funding of DTA include routine operating and capital costs and infrastructure and equipment upgrades.

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

As of September 30, 2024, the Company had $57,537 LCs outstanding under the ABL Facility.

As of September 30, 2024, the Company had outstanding surety bonds with a total face amount of $180,944 to secure various obligations and commitments. To secure the Company’s reclamation-related obligations, the Company has $34,793 of collateral in the form of restricted cash and restricted investments supporting these obligations as of September 30, 2024.

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

Amounts included in restricted cash provide collateral to secure the following obligations:

	September 30, 2024	December 31, 2023
Workers’ compensation and black lung obligations	$111,519	$104,998
Reclamation-related obligations	1,023	685
Financial payments and other performance obligations	8,535	10,235
Total restricted cash	$121,077	$115,918

Amounts included in restricted investments provide collateral to secure the following obligations:

	September 30, 2024	December 31, 2023
Workers’ compensation obligations	$3,288	$2,514
Reclamation-related obligations	33,770	33,173
Financial payments and other performance obligations	5,454	4,910
Total restricted investments (1)	$42,512	$40,597
(1) Classified as long-term trading securities as of September 30, 2024 and December 31, 2023.

Amounts included in deposits provide collateral to secure the following obligations:

	September 30, 2024	December 31, 2023
Workers’ compensation obligations	$4,108	$4,500
Financial payments and other performance obligations	—	32
Other operating agreements	847	850
Total deposits	4,955	5,382
Less current portion	—	(32)
Total deposits, net of current portion (1)	$4,955	$5,350
(1) Included within Other non-current assets on the Company’s Condensed Consolidated Balance Sheets.

DCMWC Reauthorization Process

In July 2019, the U.S. Department of Labor (Division of Coal Mine Workers’ Compensation or “DCMWC”) began implementing a new authorization process for all self-insured coal mine operators. As requested by the DCMWC, the Company filed an application and supporting documentation for reauthorization to self-insure certain of its black lung obligations in October 2019. As a result of this application, the DCMWC notified the Company in a letter dated February 21, 2020 that the Company was reauthorized to self-insure certain of its black lung obligations for a period of one-year from February 21, 2020. The DCMWC reauthorization was contingent, however, upon the Company’s providing collateral of $65,700 to secure certain of its black lung obligations. This proposed collateral requirement would have been an increase from the approximate $2,600 in collateral that the Company currently provides to secure these self-insured black lung obligations. The reauthorization process provided the Company with the right to appeal the security determination in writing within 30 days of the date of the notification, which appeal period the DCMWC agreed to extend to May 22, 2020. The Company exercised this right of appeal in connection with the substantial increase in the amount of required collateral. In February 2021, the U.S. Department of Labor (“DOL”) withdrew its Federal Register notice seeking comments on its bulletin describing its new method of calculating collateral requirements. The DOL removed the bulletin from its website in May 2021. On February 10, 2022, a telephone conference was held with DCMWC and DOL decision makers wherein the Company presented facts and arguments in support of its appeal. No ruling has been made on the appeal, but during the call the Company indicated that it would be willing to allocate an additional $10,000 in collateral. If the Company’s appeal is unsuccessful, the Company may be required to provide additional LCs to receive the self-insurance reauthorization from the DCMWC or alternatively insure these black lung obligations through a third-party provider that would likely also require the Company to provide additional collateral. In

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
January 2023, the DOL proposed for public comment new regulations which, if adopted, would substantially increase the collateral required to secure self-insured federal black lung obligations (the “2023 Proposed Regulations”). Under the proposed 120% minimum collateral requirement, the Company estimates it could be required to provide approximately $80,000 to $100,000 of collateral to secure certain of its black lung obligations. In May 2024, the DOL submitted its final draft of the 2023 Proposed Regulations to the Office of Management and Budget for review. It is unclear when this regulation will become effective; however, the Company will continue to monitor developments. A significant increase in these collateral obligations could have a materially adverse effect on the Company’s liquidity.

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

For example, on July 18, 2024, the Fifth Circuit Court of Appeals directed the lower District Court to reconsider its dismissal of a lawsuit challenging a DOL rule that permits retirement plan fiduciaries to consider environmental, social and governance factors when selecting investments. In the case of State of Utah v. Su, et al., the Court of Appeals stated that in order to determine whether the DOL exceeded its statutory authority, “given the upended legal landscape,” the District Court needed to reassess the merits of the plaintiffs' challenge to the DOL rule. In view of this new “upended legal landscape,” it is uncertain whether the 2023 Proposed Regulations will be challenged after it is finalized and enacted and if so, the extent, if any, the Supreme Court's decision in Loper may impact such a challenge.

(d) Legal Proceedings

Certain of our subsidiaries are involved in litigation in which the plaintiffs assert violations of the Fair Labor Standards Act of 1938, as amended, due to alleged failure to compensate for time required for “donning” and “doffing” equipment and claim consequent effects upon the calculation of overtime rates and pay. The plaintiffs seek collective action certification. We continue to evaluate the potential effects of this litigation upon the Company. Although we cannot reasonably estimate a range of potential exposure at this time, it is possible that the effects of this litigation upon our liquidity and results of operations could be materially adverse.

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

Segment information and reconciliations to consolidated amounts for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Coal revenues - Met	$669,783	$731,481	$2,331,196	$2,452,462
Other revenues - Met	2,114	2,822	8,742	11,923
Total revenues - Met	$671,897	$734,303	$2,339,938	$2,464,385
Coal revenues - All Other	—	7,517	—	47,041
Total revenues	$671,897	$741,820	$2,339,938	$2,511,426

No asset information has been disclosed as the CODM does not regularly review asset information by segment.

A reconciliation of net income to Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$3,804	$93,814	$189,708	$545,940
Interest expense	1,041	1,746	3,228	5,322
Interest income	(5,145)	(4,639)	(13,256)	(8,911)
Income tax (benefit) expense	(4,087)	18,964	15,356	94,973
Depreciation, depletion, and amortization	42,414	32,582	126,495	94,231
Non-cash stock compensation expense	3,013	2,999	9,317	9,678
Accretion on asset retirement obligations	6,326	6,376	18,726	19,129
Amortization of acquired intangibles, net	1,675	2,069	5,025	6,458
Adjusted EBITDA	$49,041	$153,911	$354,599	$766,820

Adjusted EBITDA - Met	$49,041	$157,585	$354,599	$765,518
Adjusted EBITDA - All Other	—	(3,674)	—	1,302
Total Adjusted EBITDA	$49,041	$153,911	$354,599	$766,820

The Company markets produced, processed and purchased coal to customers in the United States and in international markets. Revenue is tracked within the Company’s accounting records based on the product destination. The following tables present additional information on our revenues and top customers:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total coal revenues	$669,783	$738,998	$2,331,196	$2,499,503
Total revenues	$671,897	$741,820	$2,339,938	$2,511,426
Export coal revenues	$512,904	$514,597	$1,861,065	$1,809,300
Export coal revenues as % of total coal revenues	77%	70%	80%	72%
Countries with export coal revenue exceeding 10% of total revenues	India, Brazil	India	India, Brazil	India
Top customer as % of total revenues	16%	13%	16%	12%
Top 10 customers as % of total revenues	74%	83%	75%	74%
Number of customers exceeding 10% of total revenues	1	4	3	3

	As of September 30,
	2024	2023
Number of customers exceeding 10% of total trade accounts receivable, net	2	4

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides a narrative of our results of operations and financial condition for the three and nine months ended September 30, 2024 and 2023. The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and related notes and risk factors included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Market Overview

Lower coal prices continued throughout the third quarter of 2024 as a result of sustained weakness in global steel demand. The World Steel Association’s (“WSA”) most recent Short-Range Outlook, published in mid-October, included significant downward revisions for steel demand in 2024, especially in China and other developed economies facing manufacturing weakness, economic headwinds, and geopolitical uncertainties. As evidenced by the Manufacturing Purchasing Managers’ Index (“PMI”) data from the last year, India is a notable exception, with robust steel demand expected to continue throughout 2024 and 2025; the WSA noted India as the strongest driver of steel demand growth since 2021. For the rest of the world, the WSA projected a moderate rebound in steel demand in 2025 and the potential for broad-based moderate growth in 2025 and 2026. Important factors that could fuel such growth were identified as the stabilization of China’s real estate sector, monetary policy such as interest rate adjustments to spur economic activity, and the trajectory of infrastructure spending in major global economies.

While overall manufacturing data in recent months reflect depressed business conditions and lackluster demand, longer-range business confidence ratings are more positive in anticipation of interest rate adjustments and the conclusion of political elections that have created geopolitical uncertainty across the globe. Unrest and political violence continue to pose geopolitical threats which may influence steel demand moving forward, as well as the health and resiliency of national and regional economies.

Metallurgical coal prices have continued to decline during the third quarter of 2024. All four indices that Alpha closely monitors fell 10% or more throughout the quarter, with the Australian Premium Low Volatile index representing the most significant drop of 16.5%. The Australian Premium Low Volatile index decreased from $245.20 per metric ton on July 1, 2024, to $204.75 per metric ton on September 30, 2024. The U.S. East Coast Low Volatile index fell from $218.00 per metric ton at the beginning of the quarter to $189.00 per metric ton at quarter close. The U.S. East Coast High Volatile A index decreased from $212.00 per metric ton in July to $184.00 per metric ton at the end of September, and the U.S. East Coast High Volatile B index moved from $190.00 per metric ton to $171.00 per metric ton at quarter end. Following the quarter close, all four indices have remained relatively stable, with modest upward movements. As of October 21, 2024, the U.S. East Coast Low Volatile, High Volatile A, and High Volatile B indices measured $190.00, $185.00, and $172.00 per ton, respectively. The Australian Premium Low Volatile decreased slightly from quarter-close levels to $202.00 per metric ton as of the same date.

PMI data for September 2024 showed deteriorating conditions across much of the world, including several regional economies where Alpha customer companies reside. The world manufacturing PMI declined for the third month in a row, with September’s PMI of 48.8 marking a drop from August’s level of 49.6. The United States’ September PMI also decreased further into contractionary territory to 47.3 from 47.9 in August. Europe’s manufacturing sector continues to face weak conditions, with its overall September PMI of 45.0 marking a nine-month low, down from August’s PMI of 45.8. China’s PMI of 49.3 in September moved down into contraction from its August level of 50.4. Data for two of Alpha’s key markets signal healthier manufacturing activity, with Brazil’s manufacturing sector PMI of 53.2 in September marking a solid move upward from 50.4 in August and India’s September PMI of 56.5 in September representing a drop from 57.5 in August but still firmly in expansionary territory.

The September 2024 global crude steel production of 143.6 million metric tons from 71 countries, as reported by the World Steel Association, represented a decrease of 4.7% compared to September 2023. China, the largest steel-producing country, produced 77.1 million metric tons in September, a 6.1% drop from its year-ago production level. India’s September 2024 steel production was 11.7 million metric tons, a decrease of 0.2%, or roughly flat year-over-year. Japan’s 6.6 million metric tons of steel produced in September 2024 was down 5.8% compared to September 2023, and the United States produced 6.7 million metric tons of crude steel in September, up 1.2% from the year-ago period. Among the top ten steel-producing countries, Brazil recorded the largest year-over-year percentage increase in September production, with its 2.8 million metric tons being 9.9% higher than its September 2023 output levels, while Iran posted the most significant percentage drop of the group, as its 1.5 million metric tons of September production represented a 41.2% decrease from its year-ago figure. Regionally, the Asia and Oceania region, which contains both India and China, produced 105.3 million metric tons of crude steel in September 2024, a decrease of 5.0% compared to its September 2023 mark. The European Union’s September 2024 crude steel production of 10.5 million metric tons represented a slight increase of 0.3% from its year-ago period. North America produced 8.6 million metric tons in September, 3.4% less than its September 2023 level.

The American Iron and Steel Institute’s capacity utilization rate for U.S. steel mills was 73.4% for the week ending October 19, 2024. This is up from the year-ago period when the capacity utilization rate was 72.4%.

In the seaborne thermal market, the API2 index was $105.85 per metric ton on July 1, 2024, and increased to $119.40 per metric ton on September 30, 2024.

Business Overview

We are a Tennessee-based mining company with operations in Virginia and West Virginia. With customers across the globe, high-quality reserves and significant port capacity, we are a leading supplier of metallurgical coal products to the steel industry. We operate high-quality, cost-competitive coal mines across the CAPP coal basin. As of September 30, 2024, our operations consisted of twenty-one active mines and nine coal preparation and load-out facilities, with approximately 4,110 employees. We produce, process, and sell met coal and thermal coal as a byproduct. We also sell coal produced by others, some of which is processed and/or blended with coal produced from our mines prior to resale, with the remainder purchased for resale. As of December 31, 2023, we had 316.0 million tons of reserves, which included 303.0 million tons of proven and probable metallurgical reserves and 12.9 million tons of proven and probable thermal reserves.

For the three months ended September 30, 2024 and 2023, sales of met coal were 3.9 million tons and 3.8 million tons, respectively, and accounted for approximately 94% and 89%, respectively, of our coal sales volume in each period. Sales of thermal coal were 0.2 million tons and 0.4 million tons, respectively, and accounted for approximately 6% and 11%, respectively, of our coal sales volume. For the nine months ended September 30, 2024 and 2023, sales of met coal were 12.1 million tons and 11.2 million tons, respectively, and accounted for approximately 93% and 90%, respectively, of our coal sales volume. Sales of thermal coal were 0.9 million tons and 1.2 million tons, respectively, and accounted for approximately 7% and 10%, respectively, of our coal sales volume.

Our sales of met coal were made primarily in several countries in Asia, Europe, and the Americas and to steel companies in the northeastern and midwestern regions of the United States. Our sales of thermal coal were made primarily to large utilities and industrial customers both in the United States and across the world. For the three months ended September 30, 2024 and 2023 approximately 77% and 70%, respectively, of our coal revenues were derived from coal sales made to customers outside the United States. For the nine months ended September 30, 2024 and 2023 approximately 80% and 72%, respectively, of our coal revenues were derived from coal sales made to customers outside the United States.

In addition, we generate other revenues from equipment sales, rentals, terminal and processing fees, coal and environmental analysis fees, royalties and the sale of natural gas. We also record freight and handling fulfillment revenue within coal revenues for freight and handling services provided in delivering coal to certain customers, which are a component of the contractual selling price.

As of September 30, 2024, we have one reportable segment: Met. Our Met segment operations consist of high-quality met coal mines, including Deep Mine 41, Road Fork 52, Black Eagle, and Lynn Branch. The coal produced by our Met segment operations is predominantly met coal with small amounts of thermal coal being produced as a byproduct of mining. The All Other category included our former CAPP – Thermal operating segment which was comprised of our mining complexes which produced, as a primary product, thermal quality coal. Refer to Note 15 to our Condensed Consolidated Financial Statements for additional disclosures on reportable segments, geographic areas, and export coal revenue information.

As discussed in the “Market Overview” presented above, metallurgical coal prices remain at lower levels than in recent years due to weak global steel demand which has been influenced by a slowdown in manufacturing activity, economic pressures, and geopolitical uncertainty. Our results of operations for the three and nine months ended September 30, 2024 were impacted by these factors. On October 7, 2024, our subsidiary Elk Run Coal Company, LLC issued a 60-day notice to employees, under the Worker Adjustment and Retraining Notification (“WARN”) Act, of plans to idle the Checkmate Powellton mine as of December 6, 2024, or within the 14-day period starting on that date. This decision was driven by the recent decreases in coal prices, discussed above, and the current economic characteristics of the mine. From its idled state the mine could promptly be returned to production if circumstances warrant. We will continue to evaluate market conditions and expect to adjust our operations accordingly.

Factors Affecting Our Results of Operations

Sales Agreements. We manage our commodity price risk for coal sales through the use of coal supply agreements. As of October 23, 2024, we had sales commitments for 2024 as follows:

	Tons	% Priced	Average Realized Price per Ton
Met - Domestic			$160.73
Met - Export			$149.28
Met Total	16.0 million	86%	$152.42
Thermal	1.1 million	100%	$75.97
Met Segment	17.1 million	88%	$145.90

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

Results of Operations

Our results of operations for the three and nine months ended September 30, 2024 and 2023 are discussed below. For comparability purposes, certain immaterial segment information for the three and nine months ended September 30, 2023 has been recast to conform to the current year presentation. Refer to Note 15.

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

Revenues

The following table summarizes information about our revenues during the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2024	2023	$ or Tons	%
Coal revenues	$669,783	$738,998	$(69,215)	(9.4)%
Other revenues	2,114	2,822	(708)	(25.1)%
Total revenues	$671,897	$741,820	$(69,923)	(9.4)%

Tons sold	4,148	4,225	(77)	(1.8)%

Coal revenues. Coal revenues decreased $69.2 million, or 9.4%, for the three months ended September 30, 2024 compared to the prior year period. The decrease was due to a $61.7 million, or 8.4%, reduction in coal revenues within our Met segment coupled with a $7.5 million reduction in All Other coal revenues due to the cessation of mining at our last thermal coal mine in August of 2023. The reduction in Met segment coal revenues was primarily attributable to a 9.2% decrease in coal sales realization per ton as pricing decreased from the prior year period. Refer to the “Non-GAAP Coal revenues” section below for further detail on coal revenues for the three months ended September 30, 2024 compared to the prior year period.

Cost and Expenses

The following table summarizes information about our costs and expenses during the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Increase (Decrease)
(In thousands)	2024	2023	$	%
Cost of coal sales (exclusive of items shown separately below)	$598,725	$564,608	$34,117	6.0%
Depreciation, depletion and amortization	42,414	32,582	9,832	30.2%
Accretion on asset retirement obligations	6,326	6,376	(50)	(0.8)%
Amortization of acquired intangibles, net	1,675	2,069	(394)	(19.0)%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	15,987	18,053	(2,066)	(11.4)%
Other operating income	1,461	973	488	50.2%
Total costs and expenses	$666,588	$624,661	$41,927	6.7%

Cost of coal sales. Cost of coal sales increased $34.1 million, or 6.0%, for the three months ended September 30, 2024 compared to the prior year period, primarily related to an increase in the average cost of coal sales per ton of 8.0%, partially offset by a 1.8% reduction in coal sales volumes. The increase in average cost of coal sales per ton was primarily related to an increase in freight and handling costs due to a relatively higher percentage of export sales resulting in higher rail, transloading, and ocean vessel freight, coupled with inflationary pressure and start-up related costs associated with our new Checkmate Powellton mine, partially offset by reductions in royalties and taxes as a result of a lower coal pricing environment.
Depreciation, depletion and amortization. Depreciation, depletion and amortization increased $9.8 million, or 30.2%, for the three months ended September 30, 2024 compared to the prior year period. The increase was primarily due to an increase in assets placed in service during 2023 and 2024.

Selling, general and administrative. Selling, general and administrative expenses decreased $2.1 million, or 11.4%, for the three months ended September 30, 2024 compared to the prior year period. This decrease was primarily related to a $1.7 million decrease in incentive pay.

Total Other Expense, Net

The following table summarizes information about our total other expense, net during the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Increase (Decrease)
(In thousands)	2024	2023	$	%
Total other expense, net	$5,592	$4,381	$1,211	27.6%

Income Tax (Benefit) Expense

The following table summarizes information about our income tax (benefit) expense during the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Increase (Decrease)
(In thousands)	2024	2023	$	%
Income tax (benefit) expense	$(4,087)	$18,964	$(23,051)	(121.6)%

Income tax benefit of $4.1 million was recorded for the three months ended September 30, 2024 on a loss before income taxes of $0.3 million. The effective tax rate of 1,444.2% differs from the federal statutory rate of 21% primarily due to the permanent impact of percentage depletion deductions, partially offset by a decrease in foreign-derived intangible income deductions. The current quarter’s effective tax rate is also explained by a decrease in projected full year pre-tax book income resulting in a lower estimated annual effective tax rate than estimated in the prior quarter.

Income tax expense of $19.0 million was recorded for the three months ended September 30, 2023 on income before income taxes of $112.8 million. The effective tax rate of 16.8% differs from the federal statutory rate of 21% primarily due to the permanent impact of percentage depletion and foreign-derived intangible income deductions, partially offset by the impact of state income taxes, net of federal impact. Refer to Note 11 for additional information.

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

Included below are reconciliations of non-GAAP financial measures to GAAP financial measures.

The following tables summarizes certain financial information relating to our coal operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2024	2023	$ or Tons	%
Coal revenues	$669,783	$738,998	$(69,215)	(9.4)%
Coal revenues - All Other	—	(7,517)	7,517	100.0%
Coal revenues - Met	669,783	731,481	(61,698)	(8.4)%
Less: Freight and handling fulfillment revenues	(119,093)	(94,770)	(24,323)	(25.7)%
Non-GAAP Coal revenues - Met	$550,690	$636,711	$(86,021)	(13.5)%
Non-GAAP Coal sales realization per ton - Met	$132.76	$154.73	$(21.97)	(14.2)%

Cost of coal sales (exclusive of items shown separately below)	$598,725	$564,608	$34,117	6.0%
Depreciation, depletion and amortization - production (1)	42,108	32,270	9,838	30.5%
Accretion on asset retirement obligations	6,326	6,376	(50)	(0.8)%
Amortization of acquired intangibles, net	1,675	2,069	(394)	(19.0)%
Total Cost of coal sales	648,834	605,323	43,511	7.2%
Total Cost of coal sales - All Other	—	(14,056)	14,056	100.0%
Total Cost of coal sales - Met	648,834	591,267	57,567	9.7%
Less: Freight and handling costs - Met	(119,093)	(94,770)	(24,323)	(25.7)%
Less: Depreciation, depletion and amortization - production - Met (1)	(42,108)	(31,893)	(10,215)	(32.0)%
Less: Accretion on asset retirement obligations - Met	(6,326)	(3,722)	(2,604)	(70.0)%
Less: Amortization of acquired intangibles, net - Met	(1,675)	(2,069)	394	19.0%
Less: Idled and closed mine costs - Met	(5,625)	(6,353)	728	11.5%
Non-GAAP Cost of coal sales - Met	$474,007	$452,460	$21,547	4.8%
Non-GAAP Cost of coal sales per ton - Met	$114.27	$109.95	$4.32	3.9%

GAAP Coal margin - Met	$20,949	$140,214	$(119,265)	(85.1)%
GAAP Coal margin per ton - Met	$5.05	$34.07	$(29.02)	(85.2)%

Non GAAP Coal margin - Met	$76,683	$184,251	$(107,568)	(58.4)%
Non GAAP Coal margin per ton - Met	$18.49	$44.78	$(26.29)	(58.7)%

Tons sold - Met	4,148	4,115	33	0.8%
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

Non-GAAP Coal revenues. Non-GAAP coal revenues decreased $86.0 million, or 13.5%, for the three months ended September 30, 2024 compared to the prior year period. The decrease was primarily due to a $21.97 per ton, or 14.2%, reduction in non-GAAP coal sales realization per ton as pricing decreased from the prior year period.

Non-GAAP Cost of coal sales. Non-GAAP cost of coal sales increased $21.5 million, or 4.8%, for the three months ended September 30, 2024 compared to the prior year period, primarily related to a 3.9% increase in average cost of coal sales per ton. The increase in average cost of coal sales per ton was primarily related to inflationary pressure, including increased labor costs as a result of a competitive labor market, coupled with start-up related costs associated with our new Checkmate Powellton mine, partially offset by reductions in royalties and taxes as a result of a lower coal pricing environment.

Adjusted EBITDA

The following table presents a reconciliation of net income to Adjusted EBITDA for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
(In thousands)	2024	2023
Net income	$3,804	$93,814
Interest expense	1,041	1,746
Interest income	(5,145)	(4,639)
Income tax (benefit) expense	(4,087)	18,964
Depreciation, depletion, and amortization	42,414	32,582
Non-cash stock compensation expense	3,013	2,999
Accretion on asset retirement obligations	6,326	6,376
Amortization of acquired intangibles, net	1,675	2,069
Adjusted EBITDA	$49,041	$153,911

The following table summarizes Adjusted EBITDA:

	Three Months Ended September 30,		Increase (Decrease)
(In thousands)	2024	2023	$	%
Adjusted EBITDA	$49,041	$153,911	$(104,870)	(68.1)%

Adjusted EBITDA decreased $104.9 million, or 68.1%, for the three months ended September 30, 2024 compared to the prior year period, primarily driven by decreased coal margin and lower non-GAAP coal sales realization per ton in the current period.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

Revenues

The following table summarizes information about our revenues during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2024	2023	$ or Tons	%
Coal revenues	$2,331,196	$2,499,503	$(168,307)	(6.7)%
Other revenues	8,742	11,923	(3,181)	(26.7)%
Total revenues	$2,339,938	$2,511,426	$(171,488)	(6.8)%

Tons sold	13,065	12,488	577	4.6%

Coal revenues. Coal revenues decreased $168.3 million, or 6.7%, for the nine months ended September 30, 2024 compared to the prior year period. The decrease was due to a $121.3 million, or 4.9%, reduction in coal revenues within our Met segment coupled with a $47.0 million reduction in All Other coal revenues due to the cessation of mining at our last thermal coal mine in August of 2023. The reduction in Met segment coal revenues was attributable to a 12.7% decrease in coal sales realization per ton as pricing decreased from the prior year period, partially offset by an 8.9% increase in coal sales volumes. Refer to the “Non-GAAP Coal revenues” section below for further detail on coal revenues for the nine months ended September 30, 2024 compared to the prior year period.

Cost and Expenses

The following table summarizes information about our costs and expenses during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2024	2023	$	%
Cost of coal sales (exclusive of items shown separately below)	$1,910,847	$1,687,259	$223,588	13.3%
Depreciation, depletion and amortization	126,495	94,231	32,264	34.2%
Accretion on asset retirement obligations	18,726	19,129	(403)	(2.1)%
Amortization of acquired intangibles, net	5,025	6,458	(1,433)	(22.2)%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	57,169	56,251	918	1.6%
Other operating loss (income)	3,813	(1,665)	5,478	329.0%
Total costs and expenses	$2,122,075	$1,861,663	$260,412	14.0%

Cost of coal sales. Cost of coal sales increased $223.6 million, or 13.3%, for the nine months ended September 30, 2024 compared to the prior year period due to a 4.6% increase in coal sales volumes and an increase in the average cost of coal sales per ton of 8.2%. The increase in average cost of coal sales per ton was primarily related to an increase in freight and handling costs due to a relatively higher percentage of export sales resulting in higher rail, transloading, and ocean vessel freight costs, coupled with inflationary pressure, start-up related costs associated with our new Checkmate Powellton mine, and an increased level of coal purchases, partially offset by reductions in royalties and taxes as a result of a lower coal pricing environment.
Depreciation, depletion and amortization. Depreciation, depletion and amortization increased $32.3 million, or 34.2%, for the nine months ended September 30, 2024 compared to the prior year period. The increase was primarily due to an increase in assets placed in service during 2023 and 2024.

Other operating loss (income). Other operating loss increased $5.5 million, or 329.0%, for the nine months ended September 30, 2024 compared to the prior year period, primarily due to a decrease in income on sale of assets in the current period.

Total Other Expense, Net

The following table summarizes information about our total other expense, net during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2024	2023	$	%
Total other expense, net	$12,799	$8,850	$3,949	44.6%

Total other expense, net increased $3.9 million, or 44.6%, for the nine months ended September 30, 2024 compared to the prior year period. This increase was primarily due to increases in equity loss in affiliates and net periodic benefit cost for black lung obligations (refer to Note 12), partially offset by an increase in interest income due to higher levels of cash and restricted cash invested in interest bearing accounts and cash equivalent investments.

Income Tax Expense

The following table summarizes information about our income tax expense during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2024	2023	$	%
Income tax expense	$15,356	$94,973	$(79,617)	(83.8)%

Income tax expense of $15.4 million was recorded for the nine months ended September 30, 2024 on income before income taxes of $205.1 million. The effective tax rate of 7.5% differs from the federal statutory rate of 21% primarily due to the permanent impact of stock compensation and percentage depletion, partially offset by the impact of non-deductible compensation.

Income tax expense of $95.0 million was recorded for the nine months ended September 30, 2023 on income before income taxes of $640.9 million. The effective tax rate of 14.8% differs from the federal statutory rate of 21% primarily due to the permanent impact of percentage depletion and foreign-derived intangible income deductions, partially offset by the impact of state income taxes, net of federal impact. Refer to Note 11 for additional information.

Non-GAAP Financial Measures

Included below are reconciliations of non-GAAP financial measures to GAAP financial measures.

The following tables summarizes certain financial information relating to our coal operations for the nine months ended September 30, 2023 and 2023:

	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023	$ or Tons	%
Coal revenues	$2,331,196	$2,499,503	$(168,307)	(6.7)%
Coal revenues - All Other	—	(47,041)	47,041	100.0%
Coal revenues - Met	2,331,196	2,452,462	(121,266)	(4.9)%
Less: Freight and handling fulfillment revenues	(407,219)	(319,244)	(87,975)	(27.6)%
Non-GAAP Coal revenues - Met	$1,923,977	$2,133,218	$(209,241)	(9.8)%
Non-GAAP Coal sales realization per ton - Met	$147.26	$177.75	$(30.49)	(17.2)%

Cost of coal sales (exclusive of items shown separately below)	$1,910,847	$1,687,259	$223,588	13.3%
Depreciation, depletion and amortization - production (1)	125,580	93,343	32,237	34.5%
Accretion on asset retirement obligations	18,726	19,129	(403)	(2.1)%
Amortization of acquired intangibles, net	5,025	6,458	(1,433)	(22.2)%
Total Cost of coal sales	2,060,178	1,806,189	253,989	14.1%
Total Cost of coal sales - All Other	—	(53,877)	53,877	100.0%
Total Cost of coal sales - Met	2,060,178	1,752,312	307,866	17.6%
Less: Freight and handling costs - Met	(407,219)	(319,244)	(87,975)	(27.6)%
Less: Depreciation, depletion and amortization - production - Met (1)	(125,580)	(92,421)	(33,159)	(35.9)%
Less: Accretion on asset retirement obligations - Met	(18,726)	(11,165)	(7,561)	(67.7)%
Less: Amortization of acquired intangibles, net - Met	(5,025)	(6,458)	1,433	22.2%
Less: Idled and closed mine costs - Met	(27,218)	(16,145)	(11,073)	(68.6)%
Non-GAAP Cost of coal sales - Met	$1,476,410	$1,306,879	$169,531	13.0%
Non-GAAP Cost of coal sales per ton - Met	$113.00	$108.90	$4.10	3.8%

GAAP Coal margin - Met	$271,018	$700,150	$(429,132)	(61.3)%
GAAP Coal margin per ton - Met	$20.74	$58.34	$(37.60)	(64.4)%

Non GAAP Coal margin - Met	$447,567	$826,339	$(378,772)	(45.8)%
Non GAAP Coal margin per ton - Met	$34.26	$68.86	$(34.60)	(50.2)%

Tons sold - Met	13,065	12,001	1,064	8.9%
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

Non-GAAP Coal revenues. Non-GAAP coal revenues decreased $209.2 million, or 9.8%, for the nine months ended September 30, 2024 compared to the prior year period. The decrease was primarily due to a $30.49 per ton, or 17.2%, reduction in non-GAAP coal sales realization per ton as pricing decreased from the prior year period, partially offset by a 8.9% increase in coal sales volumes.

Non-GAAP Cost of coal sales. Non-GAAP cost of coal sales increased $169.5 million, or 13.0%, for the nine months ended September 30, 2024 compared to the prior year period, primarily related to an 8.9% increase in coal sales volumes. In addition, average non-GAAP cost of coal sales per ton increased 3.8% due to inflationary pressure, including increased labor costs as a result of a competitive labor market, coupled with start-up related costs associated with our new Checkmate Powellton mine and an increased level of coal purchases, partially offset by reductions in royalties and taxes as a result of a lower coal pricing environment.

Adjusted EBITDA

The following table presents a reconciliation of net income to Adjusted EBITDA for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(In thousands)	2024	2023
Net income	$189,708	$545,940
Interest expense	3,228	5,322
Interest income	(13,256)	(8,911)
Income tax expense	15,356	94,973
Depreciation, depletion, and amortization	126,495	94,231
Non-cash stock compensation expense	9,317	9,678
Accretion on asset retirement obligations	18,726	19,129
Amortization of acquired intangibles, net	5,025	6,458
Adjusted EBITDA	$354,599	$766,820

The following table summarizes Adjusted EBITDA:

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2024	2023	$	%
Adjusted EBITDA	$354,599	$766,820	$(412,221)	(53.8)%

Adjusted EBITDA decreased $412.2 million, or 53.8%, for the nine months ended September 30, 2024 compared to the prior year period, primarily driven by decreased coal margin and lower non-GAAP coal sales realization per ton in the current period.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are derived from existing unrestricted cash balances, proceeds from future coal sales, and amounts available under our revolving credit agreement. Our primary capital resource requirements stem from the cost of our coal production and purchases, selling and administrative expenses, taxes, capital expenditures, debt service obligations, reclamation obligations, and collateral requirements. As of September 30, 2024, we had $3.6 million of long-term indebtedness outstanding, net of current portion, and no indebtedness and $57.5 million letters of credit (“LCs”) outstanding under our ABL Facility (as defined below).
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

Liquidity

The following table summarizes our total liquidity as of September 30, 2024:

(in thousands)	September 30, 2024
Cash and cash equivalents	$484,560
Credit facility availability (1)	97,463
Minimum liquidity requirement	(75,000)
Total liquidity	$507,023
(1) Comprised of our unused commitments available under our credit agreement entered into on October 27, 2023 (the “ABL Agreement”) after considering $57.5 million of outstanding LCs, subject to limitations described therein.

Cash Collateral

We are required to provide cash collateral to secure our obligations under certain workers’ compensation, black lung, reclamation-related obligations, financial payments and other performance obligations, and other operating agreements. Future regulatory changes relating to these obligations could result in increased obligations, additional costs, or additional collateral requirements which could require greater use of alternative sources of funding for this purpose, which would reduce our liquidity. Refer to the DCMWC Reauthorization Process section below for information related to the new authorization process for self-insured coal mine operators being implemented by the U.S. Department of Labor (Division of Coal Mine Workers’ Compensation). As of September 30, 2024, we had the following cash collateral on our Condensed Consolidated Balance Sheets:

(in thousands)	September 30, 2024
Long-term restricted cash	$121,077
Long-term restricted investments	42,512
Long-term deposits	4,955
Total cash collateral	$168,544

Off-Balance Sheet Arrangements

We are required to provide financial assurance in order to perform the post-mining reclamation required by our mining permits, pay workers’ compensation claims under workers’ compensation laws in various states, pay federal black lung benefits, and perform certain other obligations. In order to provide the required financial assurance, we generally use surety bonds for post-mining reclamation and workers’ compensation obligations. We also use bank LCs to collateralize certain obligations. As of September 30, 2024, we had the following outstanding surety bonds and LCs:

(in thousands)	September 30, 2024
Surety bonds	$180,944
Letters of credit (1)	$57,537
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

Capital Requirements

Our capital expenditures for the nine months ended September 30, 2024 were $156.2 million. We expect to spend between $210.0 million and $240.0 million on capital expenditures during 2024. At the midpoint of guidance, this total includes approximately $171.0 million in sustaining maintenance capital, approximately $33.0 million in planned projects to invest in mine development, and approximately $21.0 million in carryover from 2023 due to timing and availability of supplies and contract labor.

Contractual Obligations

Our contractual obligations are discussed in the “Liquidity and Capital Resources—Contractual Obligations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our contractual obligations during the nine months ended September 30, 2024.

Refer to Note 8 and Note 14 for additional disclosures on long-term debt and other commitments, respectively.

Business Updates

We own a 65.0% interest in DTA, a coal export terminal in Newport News, Virginia. DTA provides us with the ability to fulfill a broad range of customer coal quality requirements through coal blending, while also providing storage capacity and transportation flexibility. DTA needs capital investment to maximize functionality and minimize downtime due to mechanical issues. Under the terms of our partnership related agreements with respect to our investment in DTA, we are required to fund our proportionate share of DTA’s ongoing operating and capital costs. Beyond our share of routine operating costs, we expect we will invest an average of approximately $28.0 million per year for infrastructure and equipment upgrades at DTA over the next 5 years. In addition, to mitigate the risk of shipment delays during the upgrade period, in April 2024, we entered into a 3-year agreement which would allow for the loading of 1.2 to 2.0 million tons of coal annually at a third party terminal in Newport News, VA.

We continually strive to enhance our capital structure and financial flexibility. We may refinance or repay outstanding debt, seek to amend our credit facility, undertake additional borrowings, sell assets or businesses or take other measures as we believe circumstances warrant. We may decide to pursue or not pursue these opportunities at any time. Access to additional funds from liquidity-generating transactions or other sources of external financing is subject to market conditions and certain limitations, including our credit rating and covenant restrictions in our credit facilities.

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

Income Taxes

As of September 30, 2024, the Company has recorded federal income taxes receivable of $6.5 million. Refer to Note 11 for further disclosures related to income taxes.

Pension Plan

We paid $12.3 million in minimum required contributions to the pension plan in 2024. Refer to Note 12 for further disclosures related to this obligation.

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

The reauthorization process provided us with the right to appeal the security determination in writing within 30 days of the date of the notification, which appeal period the DCMWC agreed to extend to May 22, 2020, and we exercised this right of appeal. We strongly disagree with the DCMWC’s substantially higher collateral determination and the methodology through which the calculation was derived. In February 2021, the U.S. Department of Labor (“DOL”) withdrew its Federal Register notice seeking comments on its bulletin describing its new method of calculating collateral requirements. The DOL removed the bulletin from its website in May 2021. On February 10, 2022, a telephone conference was held with DCMWC and DOL decision makers wherein we presented facts and arguments in support of our appeal. No ruling has been made on the appeal, but during the call we indicated that we would be willing to allocate an additional $10.0 million in collateral. If our appeal is unsuccessful, we may be required to provide additional LCs in order to receive self-insurance reauthorization from the DCMWC or insure these black lung obligations through a third-party provider, which would likely also require us to provide additional collateral. In January 2023, the DOL proposed for public comment new regulations which, if adopted, would substantially increase the collateral required to secure self-insured federal black lung obligations (the “2023 Proposed Regulations”). Under the proposed 120% minimum collateral requirement, we estimate we could be required to provide approximately $80.0 million to $100.0 million of collateral to secure certain of our black lung obligations. In May 2024, the DOL submitted its final draft of the 2023 Proposed Regulations to the Office of Management and Budget for review. It is unclear when this regulation will become effective; however, we will continue to monitor developments. A significant increase in these collateral obligations could have a materially adverse effect on our liquidity.

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

For example, on July 18, 2024, the Fifth Circuit Court of Appeals directed the lower District Court to reconsider its dismissal of a lawsuit challenging a DOL rule that permits retirement plan fiduciaries to consider environmental, social and governance factors when selecting investments. In the case of State of Utah v. Su, et al., the Court of Appeals stated that in order to determine whether the DOL exceeded its statutory authority, “given the upended legal landscape,” the District Court needed to reassess the merits of the plaintiffs' challenge to the DOL rule. In view of this new “upended legal landscape,” it is uncertain whether the 2023 Proposed Regulations will be challenged after it is finalized and enacted and if so, the extent, if any, the Supreme Court's decision in Loper may impact such a challenge.

Respirable Crystalline Silica Final Rule

In April 2024, MSHA issued its final rule, Lowering Miners’ Exposure to Respirable Crystalline Silica and Improving Respiratory Protection, to reduce miner exposures to respirable crystalline silica and improve respiratory protection for all airborne hazards. The final rule lowers the permissible exposure limit of respirable crystalline silica at 50 micrograms per cubic meter of air (µg/m3) for a full shift exposure, calculated as an 8-hour time weighted average, for all miners. The final rule also includes other requirements to protect miner health and update existing respiratory protection requirements. For coal mine operators, the deadline for compliance with the new rule is April 14, 2025. Our compliance with these or any other new health and safety regulations could increase our mining costs substantially. Further, if we were ever found to be in violation of these regulations, we could face penalties or restrictions that may materially and adversely affect our operations, financial results and liquidity.

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

Cash Flows

Cash, cash equivalents, and restricted cash increased by $221.5 million and $23.7 million over the nine months ended September 30, 2024 and 2023, respectively. The net change in cash, cash equivalents, and restricted cash was attributable to the following:

	Nine Months Ended September 30,
	2024	2023
Cash flows (in thousands):
Net cash provided by operating activities	$523,661	$651,806
Net cash used in investing activities	(178,731)	(126,637)
Net cash used in financing activities	(123,418)	(501,500)
Net increase in cash and cash equivalents and restricted cash	$221,512	$23,669

Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2024 decreased compared to the prior year due to a reduction in Met segment non-GAAP coal margin as discussed above in “Results of Operations,” partially offset by changes in operating assets and liabilities as the prior year period was negatively impacted by significant increases in accounts receivable and inventory and the final payment of our contingent revenue obligation, partially offset by a reduction in amounts held on deposit for the payment of dividends.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2024 increased compared to the prior year period despite a decrease in capital expenditures as the prior year period benefited from a higher level of net proceeds from investment security activity. The increased level of net proceeds from investment security activity in the prior period was primarily due to the liquidation of certain marketable securities to facilitate the transfer of funds to another financial institution.

Financing Activities. The decrease in net cash used in financing activities for the nine months ended September 30, 2024 compared to the prior year period was driven by decreases in common stock repurchases and dividends paid due to the payment of a one-time special dividend in the prior year period as well as the cessation of our fixed dividend program in the fourth quarter of 2023.

Analysis of Material Debt Covenants

We were in compliance with all covenants under the ABL Agreement as of September 30, 2024, including the requirement that we maintain minimum liquidity, as defined in the ABL Agreement, of $75.0 million. A breach of the covenants in the ABL Agreement could result in a default under the terms of the agreement, and the respective lenders could then elect to declare any amounts borrowed due and payable and require outstanding LCs to be cash collateralized. In addition, a default under the terms of the agreement would inhibit our ability to make certain restricted payments, as defined in the ABL Agreement, including the Company’s ability to repurchase shares of the Company’s common stock.

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
Our critical accounting policies are discussed in the “Critical Accounting Policies and Estimates” section contained in our Annual Report on Form 10-K for the year ended December 31, 2023. Our critical accounting policies remain unchanged at September 30, 2024. Refer to the Recent Accounting Guidance section in Note 1 for further information.

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

The market price of diesel fuel fluctuates due to changes in production, seasonality, and other market factors generally outside of our control. Increased fuel costs may have a negative impact on our results of operations and financial condition. As of September 30, 2024, our forecasted diesel fuel usage and fixed price diesel fuel purchase commitments for 2024 are as follows:

	Budgeted Usage in Gallons	% Priced	Average Realized Price per Gallon
Diesel fuel	23.2 million	94.9%	$3.23

Interest Rate Risk

As of September 30, 2024, we maintain a senior secured asset-based revolving credit facility, under which we may borrow up to $155.0 million (less amounts outstanding for LCs). Any cash borrowings under the facility would bear a floating rate of interest. No cash borrowings were outstanding under the facility as of September 30, 2024 or December 31, 2023. Refer to Note 8 for additional information. Also refer to the “Financial Statements and Supplementary Data—Note 13” section contained in our Annual Report on Form 10-K for the year ended December 31, 2023 for discussion on the terms of our long-term debt.

As of September 30, 2024 and December 31, 2023, we had investments in trading securities of $42.5 million and $40.6 million, respectively, primarily consisting of U.S. government securities. While the fair value of these investments is exposed to risk with respect to changes in market rates of interest, we do not believe exposure to changes in interest rates is material to our

Condensed Consolidated Financial Statements. We manage risk by investing in shorter term highly rated debt obligations (primarily U.S. government securities). As of September 30, 2024 and December 31, 2023, the remaining maturities of our acquired debt securities was less than 12 months.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of September 30, 2024. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of September 30, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Common Stock

The Company did not repurchase any shares of common stock during the third quarter of 2024. The following table reflects the remaining amount available for repurchases pursuant to the Company’s common share repurchase programs:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (1)(2)(3)
July 1, 2024 through July 31, 2024	—	$—	—	$468,835
August 1, 2024 through August 31, 2024	—	$—	—	$468,835
September 1, 2024 through September 30, 2024	—	$—	—	$468,835
	—		—
(1) The total authorization to repurchase the Company’s stock under the existing common share repurchase program adopted by the Company’s Board of Directors on March 4, 2022 is $1.5 billion. Refer to Note 6 for additional information.
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

Item 5. Other Information

(a) None.

(b) None.

(c) Trading Plans

During the quarter ended September 30, 2024, no director or officer adopted or terminated:

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
101*
The following financial information from Alpha Metallurgical Resources, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the duly authorized undersigned.

ALPHA METALLURGICAL RESOURCES, INC.
Date: November 1, 2024	By:	/s/ J. Todd Munsey
	Name:	J. Todd Munsey
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)