Form 10-K
period 2024-12-31
Alpha Metallurgical Resources, Inc.
filed 2025-02-28
CIK 1704715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant (excluding outstanding shares beneficially owned by directors, executive officers, and other affiliates) on June 30, 2024, was approximately $1.8 billion based on the closing price of the Company’s common stock as reported that date on the New York Stock Exchange of $280.53 per share. Such assumptions should not be deemed to be conclusive for any other purpose.

Number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of February 21, 2025: 13,052,684

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2025 annual meeting of stockholders (the “Proxy Statement”), which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2024.

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
•our ability to self-insure certain of our black lung obligations following a significant increase in required collateral;
•our ability to obtain or renew surety bonds on acceptable terms or maintain our current bonding status;
•the imposition or continuation of barriers to trade, such as tariffs;
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
•our production capabilities and costs;
•inflationary pressures on supplies and labor and significant or rapid increases in commodity prices;
•our indebtedness as we may incur it from time to time;
•our ability to execute our share repurchase program;
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
•our assumptions concerning economically recoverable coal reserve estimates; and

•other factors, including the other factors discussed in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections included elsewhere in this Annual Report on Form 10-K.

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

High-Vol A. A coking coal used in steel production with a volatile matter content generally between 31% and 34.5% on a dry basis.

High-Vol B. A coking coal used in steel production with a volatile matter content generally between 34.5% and 38% on a dry basis.

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

Low-Vol. A coking coal used in steel production with a volatile matter content generally between 16% - 23% on a dry basis.

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

Mid-Vol. A coking coal used in steel production with a volatile matter content generally between 23% -31% on a dry basis.

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

Productivity. As used in this report, refers to clean metric tons of coal produced per underground man hour worked, as published by MSHA.

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

Part I

Item 1. Business
Unless otherwise indicated or the context otherwise requires, references in this “Item 1. Business” section to “the combined company,” “we,” “us” and other similar terms refer to Alpha Metallurgical Resources, Inc. and its consolidated subsidiaries (previously Contura Energy, Inc. and its consolidated subsidiaries). Certain terms that are used throughout this Annual Report on Form 10-K but not otherwise defined are defined under the "Glossary" herein. Disclosures in this “Item 1. Business” section should be read in conjunction with “Item 1A. Risk Factors” for further discussion of factors impacting our business.
Our Company
We are a Tennessee-based mining company with operations in Virginia and West Virginia. With customers across the globe, high-quality reserves and significant port capacity, we reliably supply metallurgical coal products to the steel industry. We operate highly productive, cost-competitive coal mines across the CAPP coal basin. Our portfolio of mining operations consists of 14 active underground mines, six active surface mines and eight active coal preparation plants, as well as one underground mine and one coal preparation plant that have been temporarily idled. We own a 65.0% interest in Dominion Terminal Associates (“DTA”), a coal export terminal in Newport News, Virginia. DTA provides us with the ability to fulfill a broad range of customer coal quality requirements through coal blending, while also providing storage capacity and transportation flexibility.
We predominantly produce metallurgical (“met”) coal, which is shipped to domestic and international steel and coke producers. Although our strategic focus is on the production of met coal, we also produce thermal coal as byproduct and it is primarily sold to large utilities and industrial customers both in the United States and across the world. Refer to Notes 21 and 22 to the Consolidated Financial Statements for geographical information about our coal sales and additional segment information.

We have a substantial reserve base of 298.6 million tons of proven and probable reserves as of December 31, 2024. Our reserve base consists of 287.8 million tons of proven and probable metallurgical reserves, and 10.8 million tons of proven and probable thermal reserves.

Through our operations, we are able to source coal from multiple mines to meet the needs of a long-standing global customer base, many of which have been served by us or our predecessors for decades. We are continuously evaluating opportunities to strategically cultivate current relationships to drive new business in our target growth markets. In addition, our experienced management team regularly analyzes potential acquisitions, joint ventures and other opportunities that would be accretive and synergistic to our existing asset portfolio.

Other Business Developments
In 2024, we began the development phase for our new Kingston Wildcat underground mine located in Fayette County, West Virginia. The mine, which will produce a Low-Vol. quality met coal, is expected to begin production late in 2025.
In November 2024, due to a softening in the met coal pricing environment, we temporarily idled our Elk Run mining complex. Its Checkmate Powellton mine, which had recently begun production and had not yet reached planned production levels, had relatively higher costs. The mine is expected to be restarted once market conditions improve. For more information refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
In 2023, we completed development of and production began at our Rolling Thunder and Checkmate Powellton mines within our Power Mountain and Elk Run mining complexes, respectively, which produce High-Vol. B quality met coal from the Powellton coal seam.
In August 2023, we completed our transition to a pure-play metallurgical producer with the closure of Slabcamp, our last remaining thermal coal mine.

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

Our Mining Operations and Properties

The following table provides a summary of information regarding our active and temporarily idled mining complexes as of December 31, 2024 (see also “Item 2. Properties” for further information):

(Amounts in thousands, except for mine data)						Tons Sold (4)
Mining Complex	Location	Acquired	Mines (1)	Equipment (2)	Rail (3)	2024	2023	2022	Carrying Value (5)	Reserves (6)
Aracoma	WV	2018	3	CM	CSX	2,688	2,607	2,643	$172,212	38,055
Kepler	WV	2018	1	CM	CSX/NS	1,791	1,958	1,897	$227,252	38,473
Kingston	WV	2018	3	CM/S/H	CSX/NS	2,146	2,254	1,935	$111,919	35,745
Marfork	WV	2018	6	CM/S/H	CSX	4,642	4,345	4,106	$301,369	91,988
McClure/Toms Creek	VA	2016	5	CM/S/H	CSX/NS	3,547	4,071	3,703	$126,318	66,531
Power Mountain	WV	2016	2	CM	NS	1,129	718	832	$45,107	—
Elk Run	WV	2018	1	CM	CSX	196	—	—	$55,657	27,847
(1) Number of active or temporarily idled mines as of December 31, 2024.
(2) Equipment: S = Shovel/Excavator/Loader/Trucks; CM = Continuous Miner; H = Highwall Miner
(3) CSX = CSX Transportation; NS = Norfolk Southern Railway Company
(4) Tons of coal purchased from third parties and not processed are not included.
(5) Net book value of property, plant and equipment and owned and leased mineral rights as of December 31, 2024.
(6) Proven and probable reserves as of December 31, 2024. Refer to Item 2. Properties for further information. Feasibility/pre-feasibility study not considered cost beneficial for Power Mountain complex.

Aracoma – Aracoma is a mining complex located in Logan, Mingo, and Boone counties, West Virginia. The complex has three active underground mines which produce primarily High-Vol. B quality met coal from the Upper Chilton, Upper Cedar Grove, and No. 2 Gas coal seams. Mine lives range from 4 to 13 years. Coal is processed at the Bandmill Preparation Plant and loaded onto CSX rail for delivery to customers.

Kepler – Kepler is a mining complex located in Wyoming, McDowell, and Raleigh counties, West Virginia. The complex has one active underground mine (with an estimated life of 12 years) which produces primarily Low-Vol. quality met coal from the Pocahontas No. 3 coal seam. Coal is processed at the Kepler Preparation Plant and either loaded onto NS rail or trucked to the Feats Loadout and loaded onto the CSX rail for delivery to customers.

Kingston – Kingston is a mining complex located in Fayette and Raleigh counties, West Virginia. The complex has one active underground mine, which produces primarily Mid-Vol. quality met coal from the Douglas coal seam. The complex also has two active surface mines which produce High-Vol. A quality met coal as well as some thermal quality coal as a by-product of mining from multiple coal seams. Mine lives range from 1 to 10 years. Coal from the underground mine is processed at the Kingston Preparation Plant and trucked to the Pax Loadout to be loaded onto CSX rail for delivery to customers. Coal from the surface mines may be processed through the Kingston Preparation Plant, trucked to and processed through the Mammoth Plant, or trucked directly to the Pax Loadout or Marmet Dock for delivery to customers. During 2024, development began on a new Wildcat underground mine (with an estimated life of 11 years) which will produce Low-vol. quality met coal from the Sewell coal seam. Coal is expected to be short-line railed to and processed through the Mammoth plant to be loaded onto NS rail for delivery to customers. Production is expected to begin in late 2025.

Marfork – Marfork is a mining complex located in Raleigh, Boone, Kanawha, and Fayette counties, West Virginia. The complex has three active underground mines which produce High-Vol. A quality met coal from the Eagle coal seam and one active underground mine that produces mid-vol quality met coal from the Glen Alum Tunnel seam. The complex also has two active surface mines which produce High-Vol. A quality met coal as well as some thermal quality coal as a by-product of mining from multiple coal seams. Mine lives range from 1 to 13 years. Coal from the underground mines is processed at the Marfork Preparation Plant and loaded onto the CSX rail for delivery to customers. Coal from the surface mines may be processed through the Marfork Preparation Plant or trucked directly to the Pax Loadout or the Marmet Dock for delivery to customers.

McClure/Toms Creek – McClure/Toms Creek is a mining complex located in Dickenson, Buchanan, Russell, and Wise counties, Virginia. The complex has three active underground mines which produce High-Vol. A and Mid-Vol. quality met coal from the Upper Banner, Lower Banner, and Jawbone coal seams. The complex also has two active surface mines which produce primarily High-Vol. A quality met coal as well as some thermal quality coal as a by-product of mining from multiple coal seams. Mine lives range from 2 to 22 years. Coal is processed at either the McClure Preparation Plant or the Toms Creek Preparation Plant and loaded on the CSX or NS rail, respectively for delivery to customers.

Power Mountain – Power Mountain is a mining complex located in Nicholas County, West Virginia. The complex has one active underground mine (with an estimated life of 4 years) which produces High-Vol. B quality met coal from the Eagle coal seam. Coal is processed at the Power Mountain Preparation Plant and loaded onto NS rail for delivery to customers. In addition, during 2023 production began at a second underground mine (with an estimated life of 15 years) which produces High-Vol. B quality met coal from the Powellton coal seam. Coal from the mine is currently trucked to and processed through the Mammoth Preparation Plant. Following the future development of a haul road, coal is expected to be trucked to and processed through the Power Mountain Preparation Plant.

Elk Run – Elk Run is a mining complex located in Boone County, West Virginia. In December 2023, production began at an underground mine which produces High-Vol. B quality met coal from the Powellton coal seam. Coal from the mine was processed at the Chess Processing Plant and loaded onto CSX rail for delivery to customers. In November 2024, the complex was temporarily idled due to a softening in the met coal pricing environment combined with the relatively higher cost nature of the Checkmate Powellton mine, as it remained in its early start-up period and had not yet reached planned production levels. The mine (which has an estimated life of 24 years) and complex are expected to resume operation once market conditions have improved.

Equipment

Our plant and equipment, including underground and surface equipment, are of varying age, in good operational condition, and are regularly maintained and serviced by a dedicated maintenance workforce and third-party suppliers, including scheduled preventive maintenance.

Preparation Plants, Loadouts, and Docks
The following is a summary of information regarding our active and temporarily idled preparation plants as of December 31, 2024:

Preparation Plant	Year Constructed/Upgraded	Processing Capacity (Tons per hour)	Utilization %	Power Source
Bandmill	2010	1,200	67%	American Electric Power
Kepler	1967	900	52%	American Electric Power
Kingston	1974/2001	700	74%	American Electric Power
Marfork	1994/2019	2,400	69%	American Electric Power
McClure	1979/2019	1,100	53%	American Electric Power
Toms Creek	1980/2004	1,100	40%	American Electric Power
Power Mountain	1985/2010	1,200	25%	American Electric Power
Chess Processing (1)	1980/1998	2,200	13%	American Electric Power
Mammoth	1950/2008	1,200	13%	American Electric Power
(1) Plant was refurbished in 2023, began processing coal in the first quarter of 2024, and was temporarily idled in the fourth quarter of 2024.

The following is a summary of information regarding our active loadouts and docks as of December 31, 2024:

Loadout/Dock	Year Constructed	Loading Capacity (Tons per hour)
Pax Loadout	2006	3,500
Feats Loadout	1975	3,500
Marmet Dock	1986	1,600

Export Terminal

The following is a summary of information regarding DTA (in which we own a 65% interest) as of December 31, 2024:

Export Terminal	Year Constructed	Loading Capacity (Tons per hour)	Storage Capacity (Net tons)
DTA	1984	Up to 6,500	1.7 million

Coal Mining Techniques

We use four different mining techniques to extract coal from the ground: room-and-pillar mining, truck-and-shovel mining and truck and front-end loader mining, contour mining, and highwall mining. We do not use mountaintop removal mining and currently have no plans to do so in the future.

Room-and-Pillar Mining

Certain of our mines use room-and-pillar mining methods. In this type of mining, main airways and transportation entries are developed and maintained while remote-controlled continuous miners extract coal from the seam, leaving pillars to support the roof. Shuttle cars or battery coal haulers are generally used to transport coal from the continuous miner to the conveyor belt for transport to the surface. This method is more flexible than longwall mining and often used to mine smaller coal blocks or thinner seams of coal. Ultimate seam recovery of in-place reserves is less than that achieved with longwall mining. All of this production is also processed in preparation plants to remove rock and impurities before it becomes saleable clean coal.

Truck-and-Shovel Mining and Truck and Front-End Loader Mining

We utilize truck/shovel and truck/front-end loader mining methods at some of our surface mines. These methods are similar and involve using large, electric or hydraulic-powered shovels or diesel-powered front-end loaders to remove earth and rock (overburden) covering a coal seam that is later used to refill the excavated coal pits after the coal is removed. The loading equipment places the coal into trucks for transportation to a preparation plant or loadout area. Ultimate seam recovery of in-

place reserves on average exceeds 90%. Depending on geology and market destination, surface-mined coal may need to be processed in a preparation plant before sale. In the case of some metallurgical grade coals, as much as 80% of surface mined coal may need to be processed in a preparation plant to enhance the sales value of the coal. Productivity depends on overburden and coal thickness (strip ratio), equipment utilized and geologic factors.

Contour Mining

We use contour mining at certain of our surface mines, which limits the overburden removal from above a coal seam or series of coal seams. In contour mining, surface mining machinery follows the contours of a coal seam or seams around a ridge, excavating the overburden and recovering the coal seam or seams as a “contour bench” around the ridge is created. This contour bench is then backfilled and graded in accordance with an approved reclamation plan. Highwall mining methods are used in connection with some contour mining operations. Depending on geology and market destination, coal mined by contour mining may need to be processed in preparation plants to remove rock and impurities before it becomes a saleable clean coal.

Highwall Mining

We utilize highwall mining methods at certain of our surface mines. A highwall mining system consists of a remotely controlled continuous miner, which extracts coal and conveys it via augers or belt conveyors to the surface. The cut is typically a rectangular, horizontal opening in the highwall (the unexcavated face of exposed overburden and coal in a surface mine) 9-feet or 11-feet wide and reaching depths of up to 1,000 feet. Multiple parallel openings are driven into the highwall, separated by narrow pillars that extend the full depth of the hole. All of the coal mined at our highwall mining operations is processed in preparation plants to remove rock and impurities before it becomes saleable clean coal.

Financial Information About Reportable Segments and Geographic Areas
As of December 31, 2024, we have one reportable operating segment: Met. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition—Results of Operations” and Notes 21 and 22 to the Consolidated Financial Statements for financial information about our reportable segment and geographic areas.
Marketing, Sales and Customer Contracts

We market coal produced at our operations and purchase and resell coal mined by others. We have coal supply commitments with a wide range of steel and coke manufacturers, industrial customers, and electric utilities. Our marketing efforts are centered on meeting customer needs and requirements. By offering coal of various grades, we are able to provide the specific qualities relevant to our customers and to serve a global customer base. Through this global platform, our coal is shipped to customers on five continents. Our broad customer and product base allows us to adjust to changing market conditions. Many of our larger customers are well-established steel manufacturers and public utilities.
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
Our export shipments serviced customers in 26 and 25 countries during the years ended December 31, 2024 and 2023, respectively. Asia was our largest export market for the years ended December 31, 2024 and 2023, with coal sales to Asia accounting for approximately 43% and 46%, respectively of export coal revenues and 34% of coal revenues in each year. All of our sales are conducted in U.S. dollars. Refer to Note 21 to the Consolidated Financial Statements for additional export coal revenue information.
Met coal accounted for approximately 97% and 95%, respectively, of our coal revenues for the years ended December 31, 2024 and 2023. Our met coal sales are typically made to customers with whom we have a long-term relationship. Domestic met customers typically enter into one-year agreements with a fixed price for the entire contract year. Any longer-term agreement would generally have a renegotiation of price each subsequent contract year. Export sales are generally made on an annual, quarterly, or spot cargo basis. Annual and quarterly agreements typically have market-indexed pricing that changes with the market monthly. Any export agreement with a term greater than one year would generally have a renegotiation of pricing terms for each subsequent contract year. Volume for future years is generally contingent on both parties agreeing to a pricing mechanism to cover the contract year.

Thermal coal accounted for approximately 3% and 5%, respectively, of our coal revenues for the years ended December 31, 2024 and 2023. We sometimes enter into long-term contracts with our thermal coal customers. Terms of these agreements may address coal quality requirements, quantity parameters, flexibility and adjustment mechanisms, permitted sources of supply, treatment of environmental constraints, options to extend, force majeure, suspension, termination and assignment issues, the allocation between the parties of the cost of complying with future governmental regulations and many other matters.
Generally, our long-term thermal coal agreements contain committed volumes and fixed prices for a period or a certain number of periods pursuant to which thermal coal will be delivered under these agreements. After a fixed price period elapses, the long-term agreement may provide for a price negotiation/determination period prior to the commencement of the pending unpriced contract period. The price negotiations generally consider either then current market prices and/or relevant market indices. Provisions of this sort increase the difficulty of predicting the exact prices a coal supplier will receive for its coal during the course of the long-term agreement. During the years ended December 31, 2024 and 2023, approximately 24% and 21%, respectively, of our thermal coal sales volume were delivered pursuant to long-term contracts.
Distribution and Transportation
Coal consumed domestically is usually sold at the mine and transportation costs are normally borne by the purchaser. Export coal is usually sold at the loading port, with purchasers responsible for further transportation.
For our export sales, we negotiate transportation agreements with various providers, including railroads, trucks, barge lines, and terminal facilities to transport shipments to the relevant loading port. We coordinate with customers, mining facilities and transportation providers to establish shipping schedules that meet each customer’s needs. Our captive coal is loaded from our preparation plants, loadout facilities, and in certain cases directly from our mines. The coal we purchase is loaded in some cases directly from mines and preparation plants operated by third parties or from an export terminal. Virtually all of our coal is transported from the mine to our preparation plants by truck or belt conveyor systems. It is transported from preparation plants and loading facilities to the customer by means of railroads, trucks, barge lines, and lake-going and ocean-going vessels from terminal facilities. We depend upon rail, barge, trucking and other systems to deliver coal to markets. In the years ended December 31, 2024 and 2023, our produced coal was transported from the mines and to the customer primarily by rail, with the main rail carriers being CSX Transportation and Norfolk Southern Railway Company. Rail shipments constituted approximately 90% and 89% of total shipments of coal volume from our mines during the years ended December 31, 2024 and 2023, respectively. The balance was shipped from our preparation plants, loadout facilities or mines via truck or barge. Our export sales are primarily shipped to DTA and Pier 6 (Lambert’s Point) shipping ports in the Hampton Roads area of Virginia. We may ship limited export quantities through other U.S. ports when warranted by logistics and economics.
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

Competition
The coal industry is highly competitive, both in the U.S. and internationally. In the met coal market, of the approximately 73.1 million tons produced in the U.S. in 2024, we produced approximately 14.6 million tons, or 20%. A significant portion of U.S. met coal production is shipped internationally, where it competes directly with international sources of production. Approximately 77% of our met coal tons sold were shipped internationally in 2024.

In the thermal market, of the approximately 435.7 million tons produced in the U.S. in 2024, we produced approximately 1.1 million tons, or less than 1%. Only a small portion of overall U.S. thermal production is shipped internationally, but there is strong competition in the domestic market. Approximately 70% of our thermal coal tons sold were shipped internationally in 2024. We compete for U.S. sales with numerous coal producers in the Appalachian region and the Illinois basin, and in some cases with western coal producers.

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

Human Capital Resources

As of December 31, 2024, we had approximately 4,040 employees, all of which were full-time employees, with 74% of our total workforce being hourly workers. Our employees were almost entirely located in the United States, with three employees located outside the United States. Approximately 97% of our total workforce was union-free as of December 31, 2024. Certain of our subsidiaries have wage agreements with the UMWA representing roughly 3% of our workforce. Certain of our subsidiaries have wage agreements with the UMWA that are subject to termination by either the employer or the UMWA, without cause, on July 31, 2025 and one on February 28, 2026. We strive to maintain positive working relationships with organized labor. Relations with our employees are important to our success, and we believe that we have good relations with our workforce.

As of December 31, 2024, we had approximately 3,800 employees working at our mining operations across Central Appalachia in Virginia and West Virginia, while the remainder of our personnel were employed at our headquarters in Bristol, Tennessee, in Julian, West Virginia, or at other administrative offices throughout the region. As of December 31, 2024, approximately 37% of our total workforce had at least ten years of service with our Company, while approximately 26% had fifteen or more years of service with our Company.

Employee Compensation and Benefits

We require a skilled workforce with mining experience and proficiency as well as qualified managers and supervisors to run our business. In addition, we depend on the experience and industry knowledge of our officers and other key employees to design and execute our business plans. We, along with the mining industry generally, face a shortage of skilled and experienced employees. Therefore, we offer employees competitive compensation and benefits to attract and retain a skilled and qualified workforce. We offer our employees competitive fixed base pay; a bonus incentive program for administrative positions tied to company safety, environmental stewardship, and financial performance; an operations bonus incentive program tied to site-specific safety, environmental stewardship and production goals; paid time-off including holidays; a comprehensive benefits package that includes medical, dental, and vision coverage; disability and life insurance coverages; and a 401(k) retirement savings program. All employees have access to our Employee Assistance Program at no cost, which gives them and their family access to licensed professionals for help with mental health, stress, addiction, grievances, relationship issues, childcare and eldercare services, legal and personal finance services and other work/life balance matters. To help retain key employees in certain positions, our long-term incentive program awards cash or equity grants with time-based and performance-based vesting conditions. Certain key employees are also eligible to participate in our non-qualified deferred compensation plan.

Employee Training and Development

At Alpha, we strive to maintain a positive culture where employees can contribute their best work, take pride in doing the right thing, and work to improve and strengthen the organization. To have a successful operation, we endeavor to establish and maintain relationships with and among our employees that are built upon mutual respect, trust, and appreciation.

Due to the industry shortage of skilled and experienced employees, we have an extensive in-house apprentice miner training program. Selected participants are given robust safety and mining training over a six-month period in order to obtain their required miner’s certification. We frequently provide training opportunities for operations employees to obtain certifications for Emergency Medical Technician, Mechanical Engineering Technology, foreman and supervisory certifications, and electrical certifications in addition to providing apprentice miner training and supervisor training programs.

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

In 2024, we achieved an overall Non-fatal days lost (“NFDL”) safety incident rate that was 46% better than the U.S. industry average NFDL safety incident rate per 200,000 hours worked. The industry rate is based on available data for the first three quarters of 2024 for bituminous coal and the Alpha rate reflects full year 2024.

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

As posted on our Company website, several of our mine operations have been recognized on numerous occasions for outstanding performance and have received several awards in the areas of safety and mine rescue. In 2024, Alpha mine rescue teams won an overall grand champion award along with several other first-place awards in both overall competition honors and technical category titles.

Refer to Exhibit 95 - Mine Safety Disclosure included as an exhibit to this Annual Report on Form 10-K for additional mine safety information.

Legal Proceedings

We are party to legal proceedings from time to time that occur in the ordinary course of business. These proceedings, as well as governmental examinations, could involve various business units and a variety of claims, including, but not limited to, contract disputes, personal injury claims, property damage claims (including those resulting from blasting, subsidence, trucking and flooding), environmental and safety issues, and employment matters. While some legal matters may specify the damages claimed by the plaintiffs, many seek an unquantified amount of damages. Even when the amount of damages claimed against us or our subsidiaries is stated, (i) the claimed amount may be exaggerated or unsupported; (ii) the claim may be based on a novel legal theory or involve a large number of parties; (iii) there may be uncertainty as to the likelihood of a class being certified or the ultimate size of the class; (iv) there may be uncertainty as to the outcome of pending appeals or motions; and/or (v) there may be significant factual issues to be resolved. As a result, if such legal matters arise in the future, we may be unable to estimate a range of possible loss for matters that have not yet progressed sufficiently through discovery and development of important factual information and legal issues. We record accruals based on an estimate of the ultimate outcome of these matters, but these estimates can be difficult to determine and involve significant judgment. For additional information about the Company’s legal proceedings, refer to Note 20, part (d), to the Consolidated Financial Statements, which is incorporated herein by reference.

ENVIRONMENTAL AND OTHER REGULATORY MATTERS
Federal, state and local authorities regulate the U.S. coal mining industry and the industries it serves with respect to matters such as employee health and safety, permitting and licensing requirements, air quality standards, water quality, plant and wildlife protection, the reclamation of mining properties after mining has been completed, the discharge of materials into the environment, surface subsidence from underground mining, and the effects of mining on groundwater quality and availability. These laws and regulations, which are extensive, subject to change, and have tended to become stricter over time, have had, and will continue to have, a significant effect on our production costs and our competitive position relative to certain other sources of electricity generation. Future legislation, regulations or orders, as well as future interpretations and more rigorous enforcement of existing laws, regulations or orders, may result in substantial increases in equipment and operating costs and delays, interruptions, or a termination of operations, the likelihood or extent of which we cannot predict. We intend to continue to comply with regulatory requirements as they evolve by timely implementing necessary modifications to facilities or operating procedures. Future legislation, regulations, orders or regional or international arrangements, agreements or treaties, as well as efforts by private organizations, including those relating to global climate change, may continue to cause coal to become more heavily regulated.

We endeavor to conduct our mining operations in compliance with all applicable federal, state, and local laws and regulations. We have certain procedures in place that are designed to enable us to comply with these laws and regulations. However, due to the complexity and interpretation of these laws and regulations, we cannot guarantee that we have been or will be at all times in complete compliance, and violations are likely to occur from time to time. None of the violations or the monetary penalties assessed upon us to date have been material. Future liability under or compliance with environmental and safety requirements could, however, have a material adverse effect on our operations or competitive position. Under some circumstances, substantial fines and penalties, including revocation, denial or suspension of mining permits, may be imposed under the laws described below.

Monetary sanctions, expensive compliance measures and, in severe circumstances, criminal sanctions may be imposed for failure to comply with these laws.

As of December 31, 2024, we had accrued $219.7 million for reclamation liabilities and mine closures, including $29.9 million of current liabilities.

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

Regulations under SMCRA and its state analogues provide that a mining permit or modification can, under certain circumstances, be delayed, refused or revoked if we or any entity that owns or controls us or is under common ownership or control with us have unabated permit violations or have been the subject of permit or reclamation bond revocation or suspension. These regulations define certain relationships, such as owning over 50% of stock in an entity or having the authority to determine the manner in which the entity conducts mining operations, as constituting ownership and control. Certain other relationships are presumed to constitute ownership or control, including being an officer or director of an entity or owning between 10% and 50% of the mining operator. These presumptions, in some cases, can be rebutted where the person or entity can demonstrate that it in fact does not or did not have authority directly or indirectly to determine the manner in which the relevant coal mining operation is conducted. Thus, past or ongoing violations of federal and state mining laws by us or by coal mining operations owned or controlled by our significant stockholders, directors or officers or certain other third-party affiliates could provide a basis to revoke existing permits and to deny the issuance of additional permits or modifications or amendments of existing permits. This is known as being “permit-blocked.” In recent years, the permitting required for coal mining has been the subject of increasingly stringent regulatory and administrative requirements and extensive litigation by environmental groups.

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

The Abandoned Mine Land Fund, which is part of SMCRA, requires a fee on all coal produced. The proceeds are used to reclaim mine lands closed or abandoned prior to SMCRA’s adoption in 1977. The current fee, which is effective through September 30, 2034, is $0.224 per ton on surface-mined coal and $0.096 per ton on deep-mined coal. For each of the years ended December 31, 2024 and 2023, we recorded $2.0 million of expense related to these fees.

While SMCRA is a comprehensive statute, SMCRA does not supersede the need for compliance with other major environmental statutes, including the Endangered Species Act; Clean Air Act; Clean Water Act; Resource Conservation and Recovery Act (“RCRA”) and Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”).

Surety Bonds

Federal and state laws require us to obtain surety bonds or other approved forms of security to cover the costs of certain long-term obligations, including mine closure or reclamation costs under SMCRA, federal and state workers’ compensation costs, coal leases and other miscellaneous obligations. As of December 31, 2024 and 2023, our posted third-party surety bond amount in all states where we operate totaled approximately $182.8 million and $177.1 million, respectively, which was used to primarily secure the performance of our reclamation and lease obligations.

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

•NAAQS for Criteria Pollutants. The Clean Air Act requires the EPA to set standards, referred to as National Ambient Air Quality Standards (“NAAQS”), for six common air pollutants, including nitrogen oxide, sulfur dioxide, particulate matter, and ozone. Areas that are not in compliance (referred to as “non- attainment areas”) with these standards must take steps to reduce emissions levels. Over the past several years, the EPA has revised its NAAQS for nitrogen oxide, sulfur dioxide, particulate matter and ozone, in each case making the standards more stringent. As a result, some states have been, and will be, required to amend their existing individual state implementation plans (“SIPs”) to achieve compliance with the new air quality standards. Other states will be required to develop new plans for areas that were previously in “attainment,” but do not meet the revised standards. On December 7, 2020, the EPA announced the agency’s final decision to retain the existing National Ambient Air Quality Standards for particulate matter set by the

Obama-Biden Administrations in 2012 without changes. However, on January 6, 2023, the EPA proposed to revise the primary (health-based) annual standard for PM2.5, from its then-current level of 12.0 micrograms per cubic meter (µg/m3) to within the range of 9.0 to 10.0 µg/m3. The EPA also proposed revisions to some other provisions of the PM NAAQS, including revisions to the air quality index and monitoring requirements, but did not propose to change other key aspects of the standard: (i) the secondary (welfare-based) annual PM2.5 standard; (ii) the primary and secondary 24-hour PM2.5 standards and (iii) the primary and secondary 24-hour PM10 standards. On February 7, 2024, the EPA revised the primary (health-based) annual standard for PM2.5, from 12.0 µg/m3 to 9.0 µg/m3. The EPA retained the existing primary 24-hour standards for PM2.5 and for PM10, which provides protection against coarse particles. The EPA also did not change the secondary (welfare-based) standards for fine particles and coarse particles.

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

In September 2016, the EPA finalized an update to the CSAPR ozone season program by issuing the Final CSAPR Update rule. The Final CSAPR Update rule was the subject of a pending legal challenge in the D.C. Circuit by states and industry stakeholders. In September 2019, the D.C. Circuit concluded that the rule was valid in certain respects but that it failed to ensure that pollution from upwind states would not prevent downwind states from meeting air quality standards in a timely manner. The court directed the EPA to revise the rule to address this failure. For states to meet their requirements under the Final CSAPR Update rule, a number of coal-fired electric generating units will likely need to be retired, rather than retrofitted with the necessary emission control technologies, reducing demand for thermal coal. On October 15, 2020, the EPA proposed the Revised CSAPR Update rule in order to fully address 21 states’ outstanding interstate pollution transport obligations for the 2008 ozone National Ambient Air Quality Standards. The EPA finalized the Revised CSAPR Update rule on April 30, 2021. The EPA estimated that the Revised CSAPR Update rule will reduce NOX emissions from power plants in 12 states in the eastern United States by 17,000 tons in 2021 compared to projections without the rule, yielding public health and climate benefits that are valued, on average, at up to $2.8 billion each year from 2021 to 2040. An industry group challenged the Revised CSAPR Update rule in the U.S. Court of Appeals for the District of Columbia. On March 3, 2023, the Court rejected this challenge.

On March 15, 2023, the EPA issued its Good Neighbor Plan, a federal implementation plan (“FIP”) designed to replace SIPs submitted by over 20 states to implement their good neighbor obligations with respect to the 2015 ozone NAAQS. The FIP would require significant reductions in cross-state air pollution of ozone-forming NOx emissions from power plants and industrial facilities. The Good Neighbor Plan is intended to reduce seasonal ozone-forming emissions of NOx from power plants and industrial facilities in 23 states. Industry groups and states filed petitions for review in the U.S. Court of Appeals for the D.C. Circuit, challenging the Good Neighbor Plan. States and industry stakeholders also challenged the EPA’s disapproval of SIP submittal for several states in the regional circuits covering those states and obtained judicial stays of the SIP disapprovals in many states. The EPA’s authority to issue a FIP for a state arises when the state fails to submit a SIP or when the EPA disapproves a SIP. The EPA therefore lacks authority to implement the Good Neighbor FIP in states where its underlying SIP disapproval is stayed. This includes over half of the states that were subject to the Good Neighbor Plan as promulgated. In February 2024, the U.S. Supreme Court heard oral argument on applications for stay of the Good Neighbor Plan, and in June 2024, the Court granted a stay of the Plan pending disposition of the applicants’ consolidated petitions for review of the plan, which remain pending before the U.S. Court of Appeals for the D.C. Circuit.

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

On February 15, 2023, however, the EPA revoked its 2020 finding that it was not appropriate and necessary to regulate coal- and oil-fired power plants under Section 112 of the Clean Air Act, which regulates HAP emissions. The EPA reviewed the 2020 finding and stated that it considered updated information on both (i) the public health burden associated with HAP emissions from coal- and oil-fired power plants; and (ii) the costs associated with reducing those emissions under the MATS rule. On April 3, 2023, the EPA issued a proposed rule that the EPA said would strengthen and update the MATS for power plants to reflect recent developments in control technologies and the performance of these plants. The EPA issued a final revised MATS rule for EGUs in April 2024 that establishes more stringent standards than the previous rule. Several states and industry stakeholders have challenged the rule in the U.S. Court of Appeals for the D.C. Circuit and that litigation is ongoing.

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

•Regional Haze, New Source Review and Methane. The EPA’s regional haze program is intended to protect and improve visibility at and around national parks, national wilderness areas and international parks. In December 2011, the EPA issued a final rule under which the emission caps imposed under CSAPR for a given state would supplant the obligations of that state with regard to visibility protection. In May 2012, the EPA finalized a rule that allows the trading programs in CSAPR to serve as an alternative to determining source-by-source Best Available Retrofit Technology (“BART”). This rule provides that states in the CSAPR region can substitute participation in CSAPR for source-specific BART for sulfur dioxide and/or nitrogen oxides emissions from power plants. This program may result in additional emissions restrictions from new coal-fueled power plants whose operations may impair visibility at and around federally protected areas. This program may also require certain existing coal-fueled power plants to install additional control measures designed to limit haze causing emissions, such as sulfur dioxide, nitrogen oxides, volatile organic chemicals and particulate matter. These limitations could result in additional coal plant closures and affect the future market for coal. A final Regional Haze rule was published on January 10, 2017 that allowed states to submit their SIP revisions by July 2021. In August 2022, the EPA issued a “finding of failure” to submit complete regional haze SIPs for 15 states, starting a two-year clock for the EPA to issue a FIP for any state that does not submit a revised SIP and have it approved before the FIP is issued.

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

The Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change (the “Kyoto Protocol”) became effective in 2005 and bound those developed countries that ratified it (which the U.S. did not do) to reduce their global GHG emissions. In December 2015, the United States and almost 200 nations agreed to the Paris Agreement, which entered into force on November 4, 2016 and has the long-term goal to limit global warming to below two degrees Celsius by 2100 from temperatures in the pre-industrial era. Although this agreement does not create any binding obligations for nations to limit their GHG emissions, it does include pledges to voluntarily limit or reduce future emissions. On June 1, 2017, the first Trump administration announced that the U.S. would withdraw from the Paris Agreement. This withdrawal formally took effect on November 4, 2020. However, on February 19, 2021, the U.S. formally rejoined the Paris Agreement. On January 20, 2025,

President Trump signed an executive order requiring the U.S. Ambassador to the United Nations to submit formal written notification of the United States’ withdrawal from the Paris Agreement. The Glasgow Climate Pact reached at the 2021 United Nations Climate Change Conference (COP26), though not legally binding, contains a plan to reduce use of coal by 40%. The COP28 United Nations Climate Change Conference was held in Dubai, the United Arab Emirates, held from November 30 to December 13, 2023. COP28 was intended to evaluate the world’s efforts to address climate change under the Paris Agreement. At the end of the COP28 conference, the participating countries agreed to a call on governments worldwide to speed up the transition away from fossil fuels to renewables such as wind and solar power. These commitments and agreements could further reduce demand and prices for our coal.

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

Reconstructed units must implement the most efficient generating technology based on the size of the unit (supercritical steam conditions for larger units, to meet a standard of 1,800 lb CO2/MWh-gross, and subcritical conditions for smaller units to meet a standard of 2,000 lb CO2/MWh-gross). Numerous legal challenges to the final rule were filed in the U.S. Court of Appeals for the D.C. Circuit but the litigation has been held in abeyance since 2017, when the first Trump Administration announced plans to review the final rule.

In August 2015, the EPA issued the Clean Power Plan (“CPP”), a final rule that establishes carbon pollution standards for existing power plants, called CO2 emission performance rates. The EPA expected each state to develop implementation plans for power plants in its state to meet the individual state targets established in the CPP. The CPP was immediately subject to legal challenges and was stayed before it was implemented. On July 8, 2019, the EPA, published the ACE Rule, a replacement of the CPP. In contrast to the CPP, which called for the shifting of electricity generation away from coal-fired sources toward natural gas and renewables, the ACE Rule focuses on reducing GHG emissions from existing coal-fired plants by requiring states to mandate the implementation of a range of technologies at power plants designed to improve their heat rate (i.e., decrease the amount of fuel necessary to generate the same amount of electricity). However, on January 19, 2021, the Court of Appeals of the District of Columbia struck down the ACE rule. The EPA has since announced an intent to consider new regulations governing carbon emissions from existing power plants. In May 2024, the EPA issued a final rule known as the GHG Power Plant Rule that requires stringent reductions in carbon dioxide emissions from existing coal-fired plants and relies heavily on the use of CCS. Numerous petitions for review of the final rule were filed in the U.S. Court of Appeals for the D.C. Circuit and remain pending. More stringent standards for carbon dioxide emissions as a result of these rulemakings could further reduce demand for coal, and our business would be adversely impacted.

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

On October 7, 2023, California Governor Gavin Newsom signed three landmark climate disclosure bills that are more stringent than the proposed U.S. Securities and Exchange Commission (“SEC”) rules. California’s group of new laws address (i) GHG emissions reporting in compliance with the Greenhouse Gas Protocol (“GHG Protocol”), (ii) climate-related financial risk reporting in accordance with the recommendations of the Task Force on Climate-Related Financial Disclosures (“TCFD”), and (iii) disclosure of information about certain emissions claims and the sale and use of carbon offsets. Although the SEC’s climate disclosure proposal includes GHG Protocol and TCFD requirements, unlike the SEC’s proposed rule, the California requirements apply to certain private and public companies with business activities in California. AB 1305 addresses voluntary carbon market disclosures. It applies to entities that (i) operate and make emissions claims within California; or (ii) buy or sell carbon offsets within California. SB 253 is the Climate Corporate Data Accountability Act. It applies only to business entities with annual revenue over $1 billion that do business in California. It requires disclosure of scope 1, scope 2, and scope 3 GHG emissions. Annual reporting of scope 1 and scope 2 GHC emissions will be required for covered entities beginning in 2026 (for the 2025 fiscal year). Annual reporting of scope 3 GHG emissions will be required beginning in 2027. SB 261 addresses climate-related financial risks of greenhouse gases. It applies to business entities that do business in California if their annual revenue exceeds $500 million. Disclosure will be required on or before January 1, 2026 and biennially thereafter. The Company currently does not do business in California.

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

In January 2020, the EPA and the COE issued a final rule that attempts to clarify the Clean Water Act's (“CWA”) jurisdictional reach over waters of the United States, referred to as the Navigable Waters Protection Rule (“NWPR”). The rule replaced a rule issued in June 2015 by the previous presidential administration, the Clean Water Rule. The Clean Water Rule was the subject of extensive legal challenges, injunctions and administrative action, and was formally repealed in December 2019. After the U.S. District Court for the District of Arizona vacated and remanded the NWPR on August 30, 2021, the EPA and the COE halted implementation of the NWPR nationwide and announced that they were interpreting “waters of the United States” consistent with the pre-2015 regulatory regime. On December 30, 2022, the EPA and COE announced the final Revised Definition of Waters of the United States rule, which reasserts the agencies’ CWA jurisdiction over wetlands and certain ephemeral streams. On January 18, 2023, the rule was published in the Federal Register. The rule was effective on March 20, 2023. Like the NWPR, the Revised Definition of Waters of the United States rule has been the subject of legal challenges. On May 25, 2023, the U.S. Supreme Court’s decision in Sackett v. EPA limited the jurisdiction of the EPA and the COE over wetlands. While the January 18, 2023 rule was not directly before the Court, the Court considered the jurisdictional standards set forth in the rule. In Sackett, the Court held that the Clean Water Act’s use of “waters” encompasses only those relatively permanent, standing or continuously flowing bodies of water forming geographical features that are described in ordinary parlance as streams, oceans, rivers, and lakes.

On August 29, 2023, the EPA and the COE issued a final rule to amend the January 2023 rule, to conform the definition of “waters of the United States” to the Supreme Court’s decision in Sackett. This conforming rule amends the provisions of the January 18, 2023 definition of “waters of the United States” that are invalid under the Supreme Court’s interpretation of the Clean Water Act in the Sackett decision. The final amended conforming rule became effective on September 8, 2023. Its ultimate impact on our operations remains uncertain until the agencies regularly implement and apply the rule. A notice on the EPA’s website explains that, as a result of ongoing litigation on the January 2023 rule, the EPA and the COE are implementing the January 2023 rule, as amended by the August 2023 conforming rule, in 24 states, the District of Columbia, and the U.S. Territories. In the other 26 states, the agencies are interpreting “waters of the United States” consistent with the pre-2015 regulatory regime and the Supreme Court's decision in Sackett until further notice.

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

Effluent Guidelines

On November 3, 2015, the EPA published the final rule for Effluent Limitations Guidelines and Standards (“ELGS”), revising the regulations for the Steam Electric Power Generating category, which became effective on January 4, 2016. It established the first federal limits on the levels of arsenic, mercury, selenium and nitrate-nitrites in flue gas desulfurization that can be discharged as wastewater from power plants, based on technology improvements over the last three decades. On April 25, 2017, the EPA stayed the implementation of the rule indefinitely to allow for reconsideration. On August 31, 2020, the EPA finalized the rule to revise the ELGS. The 2020 rule changed the technology basis for treatment of Flue Gas Desulfurization (“FGD”) Wastewater and Bottom Ash Transport Water (“BATW”). The EPA issued another final rule in May 2024, known as the Supplemental ELG Rule, that further modified the ELGS. The May 2024 rule established zero discharge requirements for BATW, FGD, and combustion residual leachate wastewaters at coal-fueled units with no planned retirement date. Numerous parties filed petitions for review of the 2024 rule, which remain pending in the U.S. Court of Appeals for the Eighth Circuit. The rule remains in effect during the pending litigation.

Endangered Species Act

The ESA and counterpart state legislation protect species threatened with possible extinction. Protection of threatened and endangered species may have the effect of prohibiting or delaying us from obtaining mining permits and mine plan modifications and approvals, and may include restrictions on timber harvesting, road building and other mining activities in areas containing the affected species or their habitats. We may also need to obtain additional permits or approvals if the incidental take of these species in the course of otherwise lawful activity may occur, which could take more time, be more costly and have adverse effects on operations. A number of species indigenous to properties we control or surrounding areas are protected under the ESA including the Guyandotte River Crayfish and the Big Sandy River Crayfish. On January 28, 2020 the U.S. Fish & Wildlife Service (“FWS”) officially published the draft critical habitat designation for the Guyandotte River Crayfish and the Big Sandy River Crayfish in the Federal Register, starting the public comment period on the draft designations. On July 10, 2020, the FWS issued guidance regarding the preparation of protection and enhancement plans (“PEPs”) for coal mining operations located in the Guyandotte River Crayfish habitat in southern West Virginia. The guidance contains several suggestions for requirements to be included in PEPs for proposed mining operations, such as minimizing fill placement, retaining 100 foot vegetative buffers around streams and constructing stream crossings in periods of low flow. The FWS published a final rule on March 15, 2022 designating critical habitat for these species, including approximately 717 stream kilometers in Kentucky, Virginia, and West Virginia. Certain other sensitive species that are not currently protected by the ESA may also require protection and mitigation efforts consistent with federal and state requirements.

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

Resource Conservation and Recovery Act

RCRA affects coal mining operations by establishing requirements for the treatment, storage, and disposal of hazardous wastes. The EPA determined that coal combustion residuals (“CCR”) do not warrant regulation as hazardous wastes under RCRA in May 2000. Most state hazardous waste laws do not regulate CCR as hazardous wastes. The EPA also concluded that beneficial uses of CCR, other than for mine filling, pose no significant risk and no additional national regulations of such beneficial uses are needed. However, the EPA determined that national non-hazardous waste regulations under RCRA are warranted for certain wastes generated from coal combustion, such as coal ash, when the wastes are disposed of in surface impoundments or landfills or used as minefill. In December 2014, the EPA finalized regulations that address the management of coal ash as a non-hazardous solid waste under Subtitle D. The rules impose engineering, structural and siting standards on surface impoundments and landfills that hold coal combustion wastes and mandate regular inspections. The rules also require fugitive dust controls and impose various monitoring, cleanup, and closure requirements. In July 2018, the EPA published a final rule extending certain deadlines under the original rules, granting certain authority to states with authorized CCR programs and establishing groundwater protection standards for certain constituents. The EPA and OSM plan additional rulemaking relating to CCR. Most recently, the EPA issued a final rule that took effect in November 2024 and applies to landfills, historic fill sites, and projects where CCR was placed at a power plant site. The rule will regulate previously exempt closed landfills. Petitions for review of the rule are pending in the U.S. Court of Appeals for the D.C. Circuit.

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

In 2006, in response to underground mine accidents, Congress enacted the Mine Improvement and New Emergency Response Act (the “MINER Act”). The MINER Act significantly amended the Mine Act, requiring, among other items, improvements in mine safety practices, increasing criminal penalties and establishing a maximum civil penalty for non-compliance, and expanding the scope of federal oversight, inspection and enforcement activities. Since the passage of the MINER Act, enforcement scrutiny has increased, including more inspection hours at mine sites, an increase in the number of inspections and an increase in the number of issuances and related penalties. Various states also have enacted their own new laws and regulations addressing many of these same subjects. MSHA continues to interpret and implement various provisions of the MINER Act, along with introducing new proposed regulations and standards. For example, the second phase of MSHA’s respirable coal mine dust rule went into effect in February 2016 and requires increased sampling frequency and the use of continuous personal dust monitors. In August 2016, the third and final phase of the rule became effective, reducing the overall respirable dust standard in coal mines from 2.0 to 1.5 milligrams per cubic meter of air. Additionally, MSHA’s proposed rule, Lowering Miners’ Exposure to Respirable Crystalline Silica and Improving Respiratory Protection, was published in the federal register on July 13, 2023. In April 2024, MSHA issued its final rule, Lowering Miners’ Exposure to Respirable Crystalline Silica and Improving Respiratory Protection, to reduce miner exposures to respirable crystalline silica and improve respiratory protection for all airborne hazards. The final rule lowers the permissible exposure limit of respirable crystalline silica at 50 micrograms per cubic meter of air (μg/m3) for a full shift exposure, calculated as an 8-hour time weighted average, for all miners. The final rule also includes other requirements to protect miner health and update existing respiratory protection requirements. For coal mine operators, the deadline for compliance with the new rule is April 14, 2025. Our compliance with these or any other new health and safety regulations could increase our mining costs substantially. Further, if we were ever found to be in violation of these regulations, we could face penalties or restrictions that may materially and adversely affect our operations, financial results and liquidity. Under the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981, each coal mine operator must secure payment of federal black lung benefits to claimants who are current and former employees and to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to July 1, 1973. Effective October 1, 2022, the trust fund is funded by an excise tax on coal sold of $1.10 per ton for deep-mined coal and $0.55 per ton for surface-mined coal, neither amount to exceed 4.4% of the gross sales price. The excise tax does not apply to coal shipped outside the United States. For the years ended December 31, 2024 and 2023, we recorded $3.8 million and $4.6 million, respectively, of expense related to this excise tax.

The Patient Protection and Affordable Care Act (“PPACA”) introduced significant changes to the federal black lung program, including an automatic survivor benefit paid upon the death of a miner with an awarded black lung claim, and established a rebuttable presumption with regard to pneumoconiosis among miners with 15 or more years of coal mine employment that are totally disabled by a respiratory condition. On January 18, 2023, the U.S. Department of Labor (“DOL”)

announced a notice of proposed rulemaking by its Office of Workers’ Compensation Programs to revise regulations governing the standards related to self-insurance by coal mine operators. The proposed rule would update the standards coal operators must meet to self-insure, modernize and streamline the application process and fix the amount of security applicants must post. The proposed rule would also clarify acceptable forms of security and establish an appeals process. The final rule was published in the Federal Register on December 12, 2024 and became effective on January 13, 2025. We continue to evaluate the final rule, the potential for legal challenges to the final rule and the rule’s potential effects upon the Company.

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

Item 1A. Risk Factors

Summary

Investment in our securities is subject to various risks, including risks and uncertainties inherent in our business. As detailed in the following pages, these risks include, but are not limited to, the following:

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

•Risks relating to our liquidity, such as our ability to obtain or renew surety bonds, our need to maintain capacity for required letters of credit (“LCs”), limitations imposed on us by our borrowing arrangements or any future debt instruments and access to funds when needed.

•Risks relating to the ownership of our common stock, such as those associated with compliance with securities laws, the availability of an orderly trading market for our common stock, our ability to repurchase common shares, as the Board may determine from time to time, dilution or other effects resulting from the issuance of additional securities, impediments to our acquisition by a third party and limited fora for stockholder litigation matters.

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

Our results of operations depend substantially upon the prices we receive for our coal. Those prices depend upon factors beyond our control (some of which are described in more detail in other risk factors below), including but not limited to:

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
•adverse weather, climatic or other natural conditions, natural disasters, epidemics, pandemics and other public health challenges; and
•competition from other suppliers of coal and other energy sources.

A period of sustained low coal prices in the U.S. and other countries would materially adversely affect our operating results and cash flows, as well as the value of our coal reserves, and would cause a number of other risks that we face to increase in likelihood, magnitude and duration.

A period of sustained low demand for metallurgical coal (or “met coal”) by U.S. and foreign customers and the potential for negative trade impacts resulting from changing tariff policies could reduce the price of our coal, which would reduce our revenues.

Alpha produces coal that is sold directly to both U.S. and foreign customers and indirectly to foreign customers through U.S.-based companies. Coal export revenues accounted for approximately 78% of our coal revenues for the year ended December 31, 2024.

Met coal accounted for approximately 97% of our coal revenues for the year ended December 31, 2024. Any deterioration in conditions in the U.S. or foreign steel industries, including the demand for steel and the continued financial viability of the industry, could reduce the demand for our met coal and could impact the collectability of our accounts receivable from U.S. or foreign steel industry customers.

The demand for foreign-produced steel both in foreign markets and in the U.S. market also depends on other factors such as tariff rates on steel. For example, in 2018, the U.S. imposed tariffs on imports of steel mill products and a tariff on imports of wrought and unwrought aluminum. These tariffs led to generally higher rates of steel production in the U.S. and therefore greater domestic demand for met coal. However, Alpha’s export customers include foreign steel producers who may be affected by these and similar tariffs to the extent their imports into the U.S. are curtailed as a result of tariffs. Retaliatory tariffs by foreign nations have already limited international trade and may adversely impact global economic conditions. Additional or augmented tariffs proposed and enacted under the new Trump administration could in turn provoke additional retaliatory tariffs.

In addition, the steel industry’s demand for met coal is affected by a number of factors, including the variable nature of that industry’s business, technological developments in the steel-making process and the availability of substitutes for steel, such as aluminum, composites and plastics. The U.S. steel industry increasingly relies on processes to make steel that do not use coke, such as electric arc furnaces or pulverized coal processes. As this trend continues, the amount of met coal that we sell and the prices that we receive for it in the U.S. could decrease, thereby reducing our revenues and adversely impacting our earnings and the value of our coal reserves. Lower demand for met coal in international markets would reduce the amount of met coal that we sell and the prices that we receive for it, thereby reducing our revenues and adversely impacting our earnings and the value of our coal reserves. Foreign government policies related to coal production and consumption could also negatively impact pricing and demand for our products.

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

Coal sales to our largest customer during the year ended December 31, 2024 accounted for approximately 16% of our total revenues, and coal sales to our 10 largest customers accounted for approximately 75% of our total revenues. These customers could decide to discontinue purchasing coal from us in the volumes that they have previously purchased or decide not to purchase coal from us at all. If several of these customers were concurrently and significantly to reduce their purchases of coal, or if we were unable to sell coal to them on terms as favorable to us as previous sales, we could face a significant reduction in sales while we attempt to sell the coal to other customers in the global marketplace. If such a concurrent loss of large customers or a significant reduction in our sales volume to customers were to happen, our revenues and profitability could be materially and adversely affected.

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

Downturns and disruptions in the global economy and financial markets have from time to time resulted in, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Significant economic disruptions can result from numerous unpredictable factors, including but not limited to market forces, natural disasters, pandemics, trade disputes and armed conflicts. For example:

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

The Russia-Ukraine war, and sanctions brought by the United States and other countries against Russia, have caused significant market disruptions that may lead to further volatility in the price of certain commodities, including oil, natural gas, coal and other sources of energy.

The ongoing military conflict between Russia and Ukraine has resulted in substantial sanctions upon Russia and certain supply and market disruptions, particularly in energy markets. Many governments have banned imports from Russia, including commodities such as oil, natural gas and coal. These events have caused volatility in commodity markets. Although we have not experienced any distinct material adverse effect on our results of operations, financial condition or cash flows as a result of the war or the resulting volatility as of the date of this report, such volatility, including market expectations of potential changes in coal prices and inflationary pressures on steel products, may significantly affect prices for our coal or the cost of supplies and equipment, as well as the prices of competing sources of energy for our customers, like natural gas.

This conflict may cause additional materially adverse effects in the region and for international markets. Resulting disruptions could reduce demand for steel made through the use of metallurgical coal and coal-fired electricity, causing a reduction in our revenues or an increase in our costs and thereby materially and adversely affecting our results of operations, financial condition and cash flows.

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

For the year ended December 31, 2024 we derived 78% of our coal revenues from coal sales made to customers outside the U.S. Our customers in other countries may be subject to other pressures and uncertainties that may also affect their ability to pay, including trade barriers, exchange controls and local economic conditions, threat of military action, and political conditions.

Risks Relating to Regulatory and Legal Developments

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

Increasing attention to environmental, social and governance (“ESG”) matters may negatively affect our business and financial results.

Increasing attention has been given to corporate activities related to ESG matters in public discourse and the investment community. A number of advocacy groups, both domestically and internationally, have campaigned for governmental and private action to promote ESG-related change at public companies, including, but not limited to, through the investment and voting practices of investment advisers, pension funds, universities and other members of the investing community. These activities have also aimed to increase the attention on and demand for action related to various ESG matters, which has contributed to increasing societal, investor, and legislative focus and pressure on ESG practices and disclosures, including those related to climate change, GHG emissions targets, business resilience under the assumptions of demand-constrained scenarios, net-zero ambitions, transition plans, actions related to diversity and inclusion, political activities, minority equity audits, and governance standards. As a result, we may face increasing pressure regarding our ESG practices and disclosures, which could in turn result in the cancellation or delay of projects, the revocation or delay of permits, termination of contracts, lawsuits, regulatory action, and policy change that may adversely affect our business strategy, increase our costs, and adversely affect our reputation and financial performance.

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

Emissions from coal consumption and production are subject to pending and proposed regulations as part of regulatory initiatives to address global climate change and global warming. Various international, federal, regional, foreign and state proposals are currently in place or being considered to limit emissions of GHGs, including possible future U.S. treaty commitments, new federal or state legislation, and regulation under existing environmental laws by the EPA and other regulatory agencies and litigation by private parties. These include:

•the 2015 Paris climate summit agreement, which resulted in voluntary commitments by 197 countries to reduce their GHG emissions and could result in additional firm commitments by various nations and states with respect to future GHG emissions. On January 20, 2025, President Trump signed an executive order requiring the U.S. Ambassador to the United Nations to submit formal written notification of the United States’ withdrawal from the Paris Agreement;
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

In addition, on July 8, 2019, the EPA published the ACE Rule, a replacement of the CPP. In contrast to the CPP, which called for the shifting of electricity generation away from coal-fired sources towards natural gas and renewables, the ACE Rule focuses on reducing GHG emissions from existing coal-fired plants by requiring states to mandate the implementation of a range of technologies at power plants designed to improve their heat rate (i.e., decrease the amount of fuel necessary to generate the same amount of electricity). However, on January 19, 2021, the Court of Appeals of the District of Columbia struck down the ACE rule. The EPA has since announced an intent to consider new regulations governing carbon emissions from existing power plants. In May 2024, the EPA issued a final rule known as the GHG Power Plant Rule that requires stringent reductions in carbon dioxide emissions from existing coal-fired plants and relies heavily on the use of CCS. Numerous petitions for review of the final rule were filed in the U.S. Court of Appeals for the D.C. Circuit and remain pending. More stringent standards for carbon dioxide pollution as a result of these rulemakings could further reduce demand for coal, and our business would be adversely impacted. In addition, certain banks and other financing sources have taken actions to limit available financing for the development of new coal-fueled power plants, which also may adversely impact the future global demand for coal.

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

Our customers’ operations are subject to extensive laws and regulations relating to environmental matters, including air emissions, wastewater discharges and the storage, treatment and disposal of wastes and operational permits. In particular, the Clean Air Act and similar state and local laws extensively regulate the amount of sulfur dioxide, particulate matter, nitrogen oxides, mercury and other compounds emitted into the air from fossil fuel fired power plants, which are the largest end-users of our thermal coal. A series of more stringent requirements have become effective in recent years or will or may become effective in coming years, including:

•implementation of the current and more stringent proposed ambient air quality standards for sulfur dioxide, nitrogen oxides, particulate matter and ozone, including the EPA’s issuance of NAAQS in October 2015 of a more stringent ambient air quality standard for ozone and the EPA’s determinations of attainment designations with respect to these rules;
•implementation of the EPA’s February 2024 revised primary (health-based) annual standard for PM2.5, from 12.0 µg/m3 to 9.0 µg/m3;
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

Recent actions by the EPA, including the EPA’s February 2024 revision of the primary (health-based) annual standard for PM2.5, from 12.0 µg/m3 to 9.0 µg/m3, the proposed rule for more stringent emission standards for particulate matter emissions, and the proposed MATS rule to regulate emissions of mercury and other metals, fine particulates, and acid gases such as hydrogen chloride from coal- and oil-fired power plants, referred to as “MATS,” may make it more difficult for our customers to continue to use our coal in their operations.

Proposed SEC GHG reporting rules have been stayed by federal courts and, under the new Trump administration, the SEC has determined not to defend the rules in court, but there can be no assurances that federal climate rules will not be enforced. California’s enactment of its own GHG reporting laws in October 2023 also suggests the possibility of inconsistent and/or duplicative future GHG reporting requirements, which would likely add to our operating costs.

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

Further, changes in tax laws may materially affect our results of operations and could cause our financial position and profitability to deteriorate. On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. Among other provisions, the IRA enacted a 15% corporate alternative minimum tax and a 1% excise tax on repurchases of corporate stock for tax years beginning after December 31, 2022. In the fourth quarter of 2024, we paid a stock repurchase excise tax of $4.7 million related to our share repurchase program, which was recorded in treasury stock at cost. Our income is taxable in the U.S., with a significant portion historically qualifying for preferential treatment as foreign-derived intangible income (“FDII”). If U.S. tax rates increase or the FDII deduction is eliminated or reduced our provision for income taxes, results of operations, net income, and cash flows could be adversely affected. Also, if our customers move manufacturing operations to the U.S., our FDII deduction may be reduced. Beginning in 2026, the FDII deduction will be reduced from 37.5% to 21.875% of FDII.

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

For the year ended December 31, 2024, 90% of our coal volume was transported from our shipping points to a vessel loading point or customer location by rail. Deterioration in the reliability of the service provided by rail carriers because of, for example, insufficient allocation of resources to us by rail companies or a strike by railroad workers, could result in increased internal coal handling costs and decreased shipping volumes. If we were unable to find alternatives, our business would be adversely affected, possibly materially. Most of our operations are serviced by a single rail carrier. Due to the difficulty in arranging alternative transportation, these operations are particularly at risk of disruptions, capacity issues or other difficulties with that carrier’s transportation services, which could adversely and materially affect our revenues and results of operations.

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

We are responsible for certain liabilities under a variety of benefit plans and other arrangements with employees. The unfunded status of these obligations as of December 31, 2024 included $53.5 million of workers’ compensation obligations, net of expected insurance receivable amounts, $100.6 million of pension obligations and $114.3 million of black lung obligations. These obligations have been estimated based on assumptions including actuarial estimates, discount rates, and changes in health care costs. We could be required to expend greater amounts than anticipated. In addition, future regulatory and accounting changes relating to these benefits could result in increased obligations or additional costs, which could also have a material adverse effect on our financial results. Several states in which we operate consider changes in workers’ compensation laws from time to time, which, if enacted, could adversely affect us. In addition, the DOL has a legislative directive to periodically review operators’ financial standing and federal black lung liabilities, which could result in a substantial increase in required security, negatively impacting liquidity. The DOL recently issued new regulations which substantially increase the collateral required to secure self-insured federal black lung obligations. The new rules require 100% minimum collateral for black lung obligations. If the final rules are not modified or stayed through legal action, we estimate we would be required to provide approximately $80.0 million to $100.0 million of collateral to secure certain of our black lung obligations. The 2025 Final Regulation permits us to use combinations of letters of credit, surety bonds, and cash to meet the collateral requirement.

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

A cyber attack may involve persons gaining unauthorized access to our digital systems for purposes of gathering, monitoring, releasing, misappropriating or corrupting proprietary or confidential information, or causing operational disruption. Unauthorized physical access to one of our facilities or electronic access to our information systems could result in, among other things, unfavorable publicity and reputational harm, litigation by affected parties, damage to sources of competitive advantage, disruptions to our operations, loss of customers, financial obligations for damages related to the theft or misuse of such information and costs to remediate such security vulnerabilities, any of which could have a substantial impact on our results of operations, financial condition or cash flows. Additionally, we may be unable to anticipate, detect or prevent future attacks, particularly as the methodologies utilized by attackers change frequently or are not recognized until launched, and we may be unable to investigate or remediate incidents because attackers are increasingly using techniques and tools designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

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

SMCRA establishes operational, reclamation and closure standards for all aspects of surface mining as well as deep mining. We accrue for the costs of current mine disturbance and final mine closure, including the cost of treating mine water discharge where necessary. Our estimated total reclamation and mine-closing liabilities were $219.7 million as of December 31, 2024, based upon permit requirements, the historical experience at our operations and a number of variables involving assumptions and estimates. Total reclamation and mine-closing liabilities are, therefore, subject to change due to a variety of factors, including estimates of future asset retirement costs and the timing of these costs, estimates of proven reserves, assumptions involving profit margins of third-party contractors, inflation rates and discount rates. Our future operating results and financial position could be materially adversely affected by these factors. In addition, significant changes from period to period could result in significant variability in our operating results, which could reduce comparability between periods and impact our liquidity. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” for a description of our estimated costs of these liabilities.

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

The U.S. and global economies recently experienced high levels of inflation. If inflation were to return to higher levels for an extended period, a related increase in our input costs could materially adversely affect our profitability.

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

A decline in demand for met coal could limit our ability to sell our high quality thermal coal as higher-priced met coal, which would reduce our revenues and profitability, and could affect the economic viability of some of our mines with higher operating costs.

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

Our business may be adversely affected if we are unable to timely develop or acquire additional coal reserves that are economically recoverable.

Our profitability depends substantially on our ability to mine in a cost-effective manner coal reserves of the quality our customers need. Although we have coal reserves that we believe could support current production levels for more than a decade, estimating the size and quality of reserves requires significant judgment and could prove to be inaccurate. We may not be able to mine all of our reserves as profitably as we do at our current operations. Under adverse market conditions, some reserves could not be mined profitably at all. In addition, in order to develop our reserves, we must receive various governmental permits. As discussed above, some of these permits are becoming increasingly more difficult and expensive to obtain, and the review process continues to lengthen. We may be unable to obtain the necessary permits on terms that would allow us to operate profitably or at all.

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

Approximately 97% of our total workforce and approximately 96% of our hourly workforce was union-free as of December 31, 2024. However, under the National Labor Relations Act, employees have the right at any time to form or affiliate with a union. Any further unionization of our employees or the employees of third-party contractors who mine coal for us could adversely affect the stability of our production and reduce our profitability.

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

On October 27, 2023, we entered into a new Credit Agreement (the “ABL Agreement”). The ABL Agreement includes an asset-based revolving credit facility (the “ABL Facility”), which among other things, provides for the issuance of LCs.

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

A significant source of liquidity is our cash balance. Access to additional funds from liquidity-generating transactions or other sources of external financing may not be available to us and, if available, would be subject to market conditions and certain limitations, including our credit rating and covenant restrictions in our ABL Facility.

The terms of our ABL Facility impose operating and financial restrictions on us, which may limit our ability to respond to changing business and economic conditions.

Under the ABL Facility, we may borrow cash or obtain LCs, on a revolving basis, in an aggregate amount of up to $155.0 million. We may request an increase to the capacity of the facility of up to $75.0 million provided that $25.0 million may be solely for the purpose of providing additional availability to obtain cash collateralized LCs. Availability under the ABL Facility is calculated monthly and fluctuates based on qualifying amounts of coal inventory, trade accounts receivable and in certain circumstances specified amounts of cash. We must maintain minimum Liquidity, as defined in the ABL Agreement, of $75.0 million. The ABL Facility matures on October 27, 2027.

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

Any failure to comply with those covenants may constitute a breach under the ABL Facility that could result in the acceleration of all or a substantial portion of any outstanding indebtedness and termination of revolving credit commitments under the ABL Facility. As of December 31, 2024, we are in compliance with the operating and financial covenants under the ABL Facility. Our inability in the future to maintain our ABL Facility could materially adversely affect our liquidity and our business.

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

Federal and state laws require us to obtain surety bonds to secure payment of certain long-term obligations such as mine closure or reclamation costs, federal and state workers’ compensation costs (including related to black lung), coal leases and other obligations. These bonds are typically renewable annually. Under applicable regulations, self-bonding may not be available to us as a means to comply with our reclamation bonding obligations for the foreseeable future. Surety bond issuers and holders may not continue to renew the bonds, may demand less favorable terms upon renewal or may impose new or increased collateral requirements. As of December 31, 2024, we had outstanding surety bonds with third parties of approximately $182.8 million. Surety bond issuers and holders may demand additional collateral, unfavorable terms or higher fees. Our failure to retain, or inability to acquire, surety bonds or to provide a suitable alternative could adversely affect our ability to mine or lease coal, which would materially adversely affect our business and results of operations. That failure could result from a variety of factors, including lack of availability, higher expense or unfavorable market terms, the exercise by third-party surety bond issuers of their right to refuse to renew the surety bonds, restrictions on availability of collateral for current and future third-party surety bond issuers under the terms of any credit arrangements then in place, or our inability to comply with our reclamation bonding obligations through self-bonding. In addition, as a result of increasing credit pressures on the coal industry, it is possible that surety bond providers could demand cash collateral as a condition to providing or maintaining surety bonds. Any such demands, depending on the amount of any cash collateral required, could have a material adverse impact on our liquidity and financial position. If we are unable to meet cash collateral requirements and cannot otherwise obtain or retain required surety bonds, we may be unable to satisfy legal requirements necessary to conduct our mining operations.

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

At December 31, 2024, we had $5.8 million of indebtedness outstanding, of which $4.5 million is scheduled to mature in the next three years.

Our indebtedness could have important consequences to our business, particularly if the amount of our indebtedness should materially increase in the future. For example, indebtedness could:

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

We may incur additional secured or unsecured indebtedness in the future, subject to compliance with covenants in any existing debt agreements. Our ability to meet future debt service obligations will depend on our future cash flow from operations and our ability to restructure or refinance our debt, which will depend on the condition of the capital markets and our financial condition at that time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations, and the terms of existing or future debt instruments may restrict us from adopting some of these alternatives.

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

As a public company with securities listed on the New York Stock Exchange (“NYSE”), we must comply with laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002, related regulations of the SEC and the requirements of the NYSE. Complying with these statutes, regulations and requirements occupies a significant amount of time for our Board of Directors (the “Board”) and management and requires us to incur significant costs. We are required to:

•maintain a comprehensive compliance function;
•comply with rules promulgated by the NYSE;
•prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws;
•maintain internal controls and policies; and
•engage outside counsel and accountants in the above activities.

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

The total authorization to repurchase the Company’s stock under the existing common share repurchase program adopted by the Company’s Board of Directors on March 4, 2022 is $1.5 billion. As of December 31, 2024, $401.3 million of the originally authorized amount remained available for additional repurchases. This share repurchase program does not obligate us to repurchase any dollar amount or number of shares of our common stock and may be suspended or discontinued at any time, which could cause the market price of our common stock to decline.

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

Dividends on our common stock are only payable if declared by the Board and permitted by Delaware law and we are not required to declare dividends at all.

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

Alpha’s common stock trades on the NYSE under the ticker symbol “AMR.” Active, liquid and orderly trading markets usually result in less price volatility and more efficiency in carrying out investors’ purchase and sale orders. An active, liquid and orderly trading market for our common stock may not be maintained, however. The market price of our common stock could vary significantly as a result of a number of factors, some of which are beyond our control. In the event of a drop in the market price of our common stock, shareholders could lose a substantial part or all of their investment in our common stock.

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

Future issuances of our common stock in the public market, or the perception that such issuances may occur, could reduce our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute your ownership.

We may issue additional shares of common stock or convertible securities in subsequent public offerings or, for example, in connection with an acquisition. We cannot predict the size or timing of future issuances, if any, or the effect that any future issuances and sales may have on the market price of our common stock.

We may issue preferred stock with terms that could adversely affect the voting power or value of our common stock.

Our certificate of incorporation, as amended, authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our common stock respecting dividends and distributions, as the Board may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events, or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the common stock, as the Board may determine.

Provisions in our organizational documents and the instruments governing our debt may discourage a takeover attempt, even if doing so might be beneficial to our stockholders.

Provisions contained in our certificate of incorporation and bylaws, as amended, could impose impediments to the ability of a third party to acquire us even if a change of control would be beneficial to our stockholders. These documents contain provisions imposing various procedural and other requirements which could make it more difficult for stockholders to effect certain corporate actions. For example, our certificate of incorporation authorizes the Board to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock without any vote or action by our stockholders. Thus, the Board can authorize the issuance of shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our common stock. These provisions may have the effect of delaying or deterring a change of control of our company and could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

A change of control (as defined under the instruments governing our debt from time to time) could be an event of default, permitting our lenders to accelerate the maturity of certain borrowings. Further, our borrowing arrangements currently, and may in the future, impose other restrictions on us, including with respect to mergers or consolidations with other companies and the sale of substantially all of our assets. These provisions could prevent or deter a third-party from acquiring us even where the acquisition could be beneficial to our stockholders.

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

In addition, we operate an enterprise risk management (“ERM”) program to identify, evaluate and manage risks. Cybersecurity risks are evaluated alongside other critical business risks under the ERM program to align cybersecurity efforts with our broader business goals and objectives. We believe that integrating cybersecurity risks into our ERM program fosters a proactive and holistic approach to cybersecurity, which helps safeguard our operations, financial condition and reputation in an ever-evolving threat landscape. Cybersecurity risks are further considered and evaluated as part of an annual risk assessment performed independently by our internal audit department.

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

Management’s Role

Our IT Department addresses current and emerging cybersecurity matters. This function is led by our Senior Vice President – Information Systems and Technology, who reports to our Chief Financial Officer. The IT Department’s security team, a cross-functional group composed of members who all have 12 to 26 years of professional and technical information technology experience, oversees the cybersecurity program to help ensure the confidentiality, integrity and availability of the company’s systems and mitigate day-to-day threats and exposures. It is responsible for measuring and managing cybersecurity risk, including the prevention, detection, mitigation and remediation of cybersecurity incidents and also for implementing cybersecurity policies, programs, procedures and strategies. The security team reports significant cybersecurity incidents to senior management, internal legal advisors, communication specialists and other key stakeholders as required.

Item 2. Properties

Our Properties
Refer to “Item 1. Business” for information on our active mining properties.

Our corporate headquarters consists of approximately 50,000 square feet of leased office space at 340 Martin Luther King Jr. Boulevard in Bristol, Tennessee.

Coal Reserves and Resources

As of December 31, 2024, we estimate that we owned or controlled approximately 298.6 million tons of marketable proven and probable bituminous coal reserves and approximately 517.8 million tons of in situ bituminous coal resources. Our coal reserve and resource estimates were prepared by Marshall Miller & Associates, Inc. (“Marshall Miller”), an independent professional mine engineering and geological consulting firm. Technical Summary Reports prepared by Marshall Miller, as a qualified person, for each of our material mining properties are filed as exhibits to this Annual Report on Form 10-K and incorporated herein by reference.

Coal reserve and resource estimates are based on data obtained from drilling activities and other available geologic data. Estimating reserves and resources requires the use of geologic, engineering, and economic assumptions. Our engineering and land personnel work closely with Marshall Miller to ensure the integrity and accuracy of the data used to calculate the estimates as well as to ensure the assumptions used are reasonable based on our historical results as well as current and future anticipated mine plans. We provide Marshall Miller with historical property information including property maps, deed, lease, and permit information, drilling and lab results, mine plans, production quantities, development, capital, and operating costs as well as market information. For our active and certain idled Met mining properties, Marshall Miller performs an initial assessment and based on the level of geological evidence estimates our coal resources and classifies such resources as either inferred, indicated or measured. When considered cost beneficial by the Company, Marshall Miller further conducts a pre-feasibility study to estimate our coal reserves and classify such reserves as either proven or probable. The estimates and reports prepared by Marshall Miller are reviewed by our personnel to ensure such reports have been prepared in accordance with applicable rules and regulations and that estimates are based on reasonable assumptions and reflect known facts and circumstances updated through year-end.

Economic analysis is a required part of the process of estimating coal reserves and resources. For a coal reserve or resource to be considered economic, generally revenue generated from its sale must exceed its total cost of production (including consideration of development, capital, and operating costs).

In determining coal reserves as of December 31, 2024, the following estimated market pricing was utilized:

Coal quality	Market Pricing Per Ton (1) (2)
High-Vol. A	$185
High- Vol. B	$169
Mid-Vol.	$188
Low-Vol.	$189
Thermal	$77
(1) Market pricing shown on U.S. East Coast basis.
(2) Met and thermal pricing based on 10-year and 3-year average, respectively of forecasted pricing from pricing services.

The following is a summary of our estimated marketable proven and probable coal reserves as of December 31, 2024 as determined by Marshall Miller:

		Coal Reserves (Tons in thousands)
		Marketable Coal Reserves (1)			Reserve Control		Stage / Permit Status Production Stage
Mining Complex	Location	Total	Proven	Probable	Owned	Leased	Permitted	Not Permitted
Met
Aracoma	WV	38,055	24,530	13,525	4,603	33,452	20,307	17,748
Kepler	WV	38,473	21,478	16,995	209	38,264	12,577	25,896
Kingston	WV	35,745	22,020	13,725	554	35,191	22,197	13,548
Marfork	WV	91,988	51,204	40,784	2,176	89,812	46,359	45,629
McClure/Toms Creek	VA	66,531	47,690	18,841	1,245	65,286	38,111	28,420
Elk Run	WV	27,847	17,259	10,588	144	27,703	4,152	23,695
Total		298,639	184,181	114,458	8,931	289,708	143,703	154,936
(1) Minimum seam height generally 30 inches for underground mines.

		Coal Reserves (Tons in thousands)
		Coal Type/Quality
		Met Coal by Volatility				Thermal	Sulfur		Recovery Percentage (2)
Mining Complex	Location	High-Vol. A	High-Vol. B	Mid-Vol.	Low-Vol.	Thermal (1)	≤ 1%	> 1%
Met
Aracoma	WV	—	38,055	—	—	—	34,413	3,642	29%
Kepler	WV	—	—	5,026	33,447	—	38,473	—	41%
Kingston	WV	17,905	—	2,394	9,903	5,543	10,489	25,256	39%
Marfork	WV	59,427	—	2,601	26,194	3,766	84,249	7,739	30%
McClure/Toms Creek	VA	6,081	—	58,947	—	1,503	66,531	—	31%
Elk Run	WV	—	27,847	—	—	—	27,847	—	21%
Total		83,413	65,902	68,968	69,544	10,812	262,002	36,637
(1) Kingston thermal reserves primarily proven and >1% sulfur; Marfork and McClure/Toms Creek thermal reserves primarily probable and <1% sulfur.
(2) Recovery percentage defined as estimated coal reserves divided by related estimated in situ measured and indicated coal resources.

In performing an initial assessment for purposes of determining coal resources as of December 31, 2024, the following estimated market pricing was utilized:

Complex	Market Pricing Per Ton (1) (2)
Aracoma	$197
Kepler	$197
Kingston	$211
Marfork	$201
McClure/Toms Creek	$198
Power Mountain	$201
Elk Run	$191
(1) Market pricing shown on U.S. East Coast basis.
(2) Pricing shown for primary product judgmentally selected by qualified person based on review of historical average pricing for each complexes coal products over the past 5 years.

The following is a summary of the Company’s estimated in situ inferred, indicated, and measured coal resources (exclusive of coal reserves) as of December 31, 2024 as determined by Marshall Miller:

		Coal Resources (1) (Tons in thousands)
		In Situ Coal Resources (2)			Resource Control		Stage / Permit Status Exploration Stage
Mining Complex	Location	Total	Indicated	Measured	Owned	Leased	Permitted	Not Permitted
Met
Aracoma	WV	131,383	49,707	81,676	46,592	84,791	20,668	110,715
Kepler	WV	30,509	23,500	7,009	596	29,913	17,590	12,919
Kingston	WV	25,978	10,769	15,209	13,864	12,114	—	25,978
Marfork	WV	159,694	47,415	112,279	61,168	98,526	10,378	149,316
McClure/Toms Creek	VA	43,649	13,099	30,550	—	43,649	19,080	24,569
Power Mountain	WV	57,086	21,759	35,327	15,110	41,976	27,237	29,849
Elk Run	WV	69,467	21,997	47,470	—	69,467	8,705	60,762
Total		517,766	188,246	329,520	137,330	380,436	103,658	414,108
(1) Amounts shown exclusive of coal reserves.
(2) Inferred resources were not considered material and have not been presented.

		Coal Resources (1) (Tons in thousands)
		Coal Type/Quality
		Met Coal by Volatility				Thermal	Sulfur		Expected Recovery Percentage (2)
Mining Complex	Location	High-Vol. A	High-Vol. B	Mid-Vol.	Low-Vol.	Thermal	≤ 1%	> 1%
Met
Aracoma	WV	—	131,383	—	—	—	58,564	72,819	21%
Kepler	WV	—	—	6,949	23,560	—	28,157	2,352	47%
Kingston	WV	—	—	2,505	23,473	—	25,978	—	27%
Marfork	WV	107,467	—	3,856	43,799	4,572	62,085	97,609	31%
McClure/Toms Creek	VA	8,049	—	35,600	—	—	23,744	19,905	25%
Power Mountain	WV	—	57,086	—	—	—	9,084	48,002	32%
Elk Run	WV	—	69,467	—	—	—	14,172	55,295	29%
Total		115,516	257,936	48,910	90,832	4,572	221,784	295,982
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

Our coal reserve and resource estimates are updated periodically to reflect coal production, acquisitions and dispositions of mineral interests, new drilling, mine or geological data, and changes in regulations, market conditions or other economic factors. As coal seams in the United States have been mined for many years and are well established, we do not conduct material exploration activity. However, we periodically conduct drilling of additional core holes to provide additional geological evidence as part of our routine mine permitting and planning processes. The following is a summary of the changes in our coal reserves and resources for the year-ended December 31, 2024:

	Changes in Coal Reserves (Tons in thousands)
	12/31/2023					12/31/2024
Mining Complex	Coal Reserves	Acquired/Leased	Change in Mine Plan	Divested	Production	Coal Reserves
Met
Aracoma	41,276	—	(636)	—	(2,585)	38,055
Kepler	41,190	—	(944)	—	(1,773)	38,473
Kingston	38,657	181	(1,119)	—	(1,974)	35,745
Marfork	97,653	—	(1,170)	—	(4,495)	91,988
McClure/Toms Creek	68,747	87	1,105	—	(3,408)	66,531
Elk Run	28,434	—	(407)	—	(180)	27,847
Total	315,957	268	(3,171)	—	(14,415)	298,639

	Changes in Coal Resources (Tons in thousands)
	12/31/2023					12/31/2024
Mining Complex	Coal Resources	Initial Assessment (1)	Change in Mine Plan	Divested	Production	Coal Resources
Met
Aracoma	131,383	—	—	—	—	131,383
Kepler	32,866	—	—	(2,357)	—	30,509
Kingston	26,662	—	(684)	—	—	25,978
Marfork	156,436	—	3,258	—	—	159,694
McClure/Toms Creek	43,629	—	20	—	—	43,649
Power Mountain	54,683	—	5,781	—	(3,378)	57,086
Elk Run	67,883	1,617	(33)	—	—	69,467
Total	513,542	1,617	8,342	(2,357)	(3,378)	517,766
(1) Mineral areas subjected to initial assessment in current year.

Internal Controls Disclosure

The preparation of coal reserve and resource estimates is conducted in accordance with the Company’s prescribed internal control procedures, which are designed to ensure the reliability of such estimates. On an annual basis, Company personnel meet with the independent qualified person to provide updates to the data and assumptions to be used in performing the reserve and resource estimates. Company personnel review the work of the qualified person to ensure such work is prepared in accordance with applicable rules and regulations and that the data and assumptions used are supportable based on historical results and current and future mine plans and reflect known facts and circumstances through the reporting date. For example, the Company’s land personnel verify the property maps and control areas used by the qualified person based on review of underlying deed and lease records. The Company’s engineering personnel ensure estimates are based on current mine plans, incorporate the most recent drilling and lab data, properly reflect changes in permitting status, consider known encumbrances, and are consistent with operating knowledge and expectations in terms of mining methods, recovery rates, minimum seam heights or maximum strip ratios, and saleable qualities. The Company’s land and accounting personnel endeavor to ensure that estimates are prepared in accordance with applicable rules and regulations, that rationale for changes in estimates from prior years are reasonable and supportable, and that cash flow projections are based on reasonable and supportable assumptions with respect to forecasted production rates, coal pricing, and operating and capital costs.

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

The following map shows the locations of our material mining properties and corporate headquarters:

West Virginia
Charleston
Power Mountain Plant
Mammoth Plant
Chess Processing
(Elk Run)
Marfork Plant
Kingston Plant
Logan
Bandmill Plant
Beckley
Kepler Plant
Grundy
McClure Plant
Tazewell
Toms Creek Plant
Virginia
Corporate HQ
Bristol
Tennessee
0
20 Miles
40 Miles

Virginia
Dominion Terminal
Associates
0
40 Miles
80 Miles

Addresses

West Virginia

Bandmill Plant
PO Box 1098
Holden, WV 25625
N 37°48'51 W 81°54'29

Kepler Plant
3864 R.D. Bailey Highway
State Route 97
Pineville, WV 24874
N 37°34'37" W 81°34'12"

Mammoth Plant
100 Mammoth Processing
Cannelton, WV 25036
N 38°11'01" W 81°20'32"

Chess Processing
(Elk Run)
PO Box 497
Sylvestor, WV 25193
N 38°00'33" W 81°34'02"

Kingston Plant
622 Pack's Branch Road
Pax, WV 25904
N 37°58'10" W 81°18'26"

Marfork Plant
PO Box 457
Whitesville, WV 25209
N 37°56'46" W 81°30'53"

Power Mountain Plant
PO Box 707
Summersville, WV 26651
N 38°18'28" W 81°00'19"

Virginia

McClure River Plant
2079 Herndon Road
Clintwood, VA 24228
N 37°06'15" W 82°23'47"

Toms Creek Plant
12303 Toms Creek Road
Coeburn, VA 24230
N 36°58'07" W 82°27'25"

Dominion Terminal Associates
600 Harbor Road, Pier 11
Newport News, VA 23607
N 36°57'57" W 76°25'24"

Tennessee

Alpha Metallurgical Resources
340 Martin Luther King Jr Blvd
Bristol, TN 37620
N 36°35'28" W 82°10'57"

Item 3. Legal Proceedings

For a description of the Company’s legal proceedings, refer to Note 20, part (d), to the Consolidated Financial Statements, which is incorporated herein by reference.

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

As of December 31, 2024, there were 66 registered holders of record of our common stock. The transfer agent and registrar for our common stock is Computershare Trust Company, N.A. Our common stock is registered by book-entry only.

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

Repurchase of Common Stock

The Company did not repurchase any shares of common stock during the fourth quarter of 2024. The following table reflects the remaining amount available for repurchases pursuant to the Company’s common share repurchase programs:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (1)(2)(3)
October 1, 2024 through October 31, 2024	—	$—	—	$468,835
November 1, 2024 through November 30, 2024	—	$—	—	$468,835
December 1, 2024 through December 31, 2024	—	$—	—	$468,835
	—		—
(1) The total authorization to repurchase the Company’s stock under the existing common share repurchase program adopted by the Board on March 4, 2022 is $1.5 billion. Refer to Note 7 for additional information.
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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides a narrative of our results of operations and financial condition for the years ended December 31, 2024 and 2023. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related notes and the risk factors included elsewhere in this Annual Report on Form 10-K. For discussion on results of operations and financial condition pertaining to 2022 and year-over-year comparisons between 2023 and 2022, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Market Overview

Metallurgical coal markets ended 2024 at sharply lower levels than they began the calendar year, with each of Alpha’s followed indices experiencing at least a 30% drop. For example, the Australian Premium Low Vol index declined by 40% from the start of the year until the end. These downward movements in metallurgical coal indices were primarily due to a decline in steel demand, which was influenced by uncertainty in geopolitics and economic conditions across the globe. With numerous elections having been held and leaders elected within 2024, markets are now attempting to digest the anticipated future actions and governing priorities of these recently installed governments. For example, the new U.S. Administration has expressed its commitment to imposing tariffs on certain imported goods and materials. If new tariffs are imposed and trade wars occur, these circumstances will likely impact natural coal trade flows and the cost of materials for coal producers.

Many of the factors that negatively influenced metallurgical coal markets, such as depressed steel demand, continue to loom over the current pricing environment. Additional uncertainty around fiscal policies, shifting geopolitical priorities and trade practices, as well as the overall economic health of the major coal-producing and coal-buying regions of the world will continue to influence metallurgical coal pricing. Absent an increase in steel demand and a more certain geopolitical and economic backdrop, challenging coal market conditions are expected to continue in the coming months.

Metallurgical coal prices experienced limited movement throughout the fourth quarter of 2024. Of the four indices Alpha closely monitors, the Australian Premium Low Volatile index represents the largest move, a reduction of 4%. The Australian Premium Low Volatile index fell from $204.75 per metric ton on October 1, 2024, to $196.50 per metric ton on December 31, 2024. The U.S. East Coast Low Volatile index decreased slightly from $189.00 per metric ton at the beginning of the quarter to $188.00 per metric ton at quarter end. The U.S. East Coast High Volatile A index fell from $184.00 per metric ton in October to $183.00 per metric ton at the end of December 2024, and the U.S. East Coast High Volatile B index opened and closed the quarter at $171.00 per metric ton. Since then, the Australian Premium Low Volatile decreased from quarter-close levels to $190.00 per metric ton, as of February 17, 2025. The U.S. East Coast Low Volatile, High Volatile A, and High Volatile B indices measured $187.00, $185.00, and $171.00 per ton, respectively, as of the same date.

The world manufacturing Purchasing Managers’ Index (“PMI”) showed signs of improvement in operating conditions for the first time in seven months, with January’s PMI of 50.1, up from December’s level of 49.6. The United States’ PMI increased above the 50.0 neutral mark for the first time in seven months, at 51.2 in January from 49.4 in December. India, one of Alpha’s key markets, remains firmly in expansionary territory with a January PMI of 57.7, an increase from 56.4 in December. Brazil’s January PMI of 50.7, represents an upward move from December’s PMI of 50.4. China’s PMI of 50.1 in January declined from its December level of 50.5. Europe’s January PMI of 46.6, an eight-month high, up from December’s PMI of 45.1, remains in a contractionary environment.

According to the World Steel Association, (“WSA”), the December 2024 global crude steel production of 144.5 million metric tons from 71 countries represented an increase of 5.6% compared to December 2023. China, the largest steel-producing country, recorded the largest year-over-year percentage increase in December production, with its 76.0 million metric tons being 11.8% higher than its December 2023 levels. India’s steel production was 13.6 million metric tons in December 2024, up 9.5% from the year-ago period. Japan’s 6.9 million metric tons of steel produced in December 2024 was down 1.1% compared to December 2023, and the United States produced 6.7 million metric tons of crude steel in December, a 2.4% drop year-over-year. Of the top ten steel-producing countries, Iran posted the most significant percentage drop, as its 2.6 million metric tons of

December 2024 production represented 8.2% less than the country produced a year ago. Regionally, in December 2024, crude steel production in the Asia and Oceania region, which contains both India and China, was 106.3 million metric tons, an increase of 9.0% compared to its December 2023 levels. The European Union’s December 2024 crude steel production of 9.6 million metric tons represented an increase of 7.2% from its December 2023 levels. North America produced 8.8 million metric tons in December, 4.3% less than the year-ago period.

The American Iron and Steel Institute’s capacity utilization rate for U.S. steel mills was 75.0% for the week ending February 15, 2025. This is lower than the year-ago period when the capacity utilization rate was 77.7%.

In the seaborne thermal market, the API2 index was $118.25 per metric ton on October 1, 2024, and decreased to $113.15 per metric ton on December 31, 2024.

Business Overview

We are a Tennessee-based mining company with operations across Virginia and West Virginia. With customers across the globe, high-quality reserves and significant port capacity, we are a leading supplier of metallurgical coal products to the steel industry. We operate high-quality, cost-competitive coal mines across the CAPP coal basin. As of December 31, 2024, our operations consisted of twenty active mines and eight active coal preparation and load-out facilities, with approximately 4,040 employees. We produce, process, and sell met coal and thermal coal. We also sell coal produced by others, some of which is processed and/or blended with coal produced from our mines prior to resale, with the remainder purchased for resale. As of December 31, 2024, we had 298.6 million tons of reserves, which included 287.8 million tons of proven and probable metallurgical reserves and 10.8 million tons of proven and probable thermal reserves.

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
For the years ended December 31, 2024 and 2023, sales of met coal were 15.9 million tons and 15.3 million tons, respectively, and accounted for approximately 93% and 90%, respectively, of our coal sales volume. Sales of thermal coal were 1.2 million tons and 1.8 million tons, respectively, and accounted for approximately 7% and 10%, respectively, of our coal sales volume.

Our sales of met coal were made primarily in several countries in Asia, Europe, and the Americas and to steel companies in the northeastern and midwestern regions of the United States. Our sales of thermal coal were made primarily to large utilities and industrial customers both in the United States and across the world. For the years ended December 31, 2024 and 2023 approximately 78% and 74%, respectively, of our coal revenues were derived from coal sales made to customers outside the United States.

In addition, we generate other revenues from equipment sales, rentals, terminal and processing fees, coal and environmental analysis fees, royalties and the sale of natural gas. We also record freight and handling fulfillment revenue within coal revenues for freight and handling services provided in delivering coal to certain customers, which are a component of the contractual selling price.

As of December 31, 2024, we have one reportable operating segment: Met. Our Met segment operations consist of high-quality met coal mines, including Deep Mine 41, Road Fork 52, Black Eagle, and Lynn Branch. The coal produced by our Met segment operations is predominantly met coal with small amounts of thermal coal being produced as a byproduct of mining.

The All Other category included our former CAPP - Thermal operating segment which was comprised of our mining complexes which produced, as a primary product, thermal quality coal. Refer to Notes 21 and 22 for additional disclosures on our reportable segment, geographic areas, and export coal revenue information.

As discussed in the “Market Overview” presented above, metallurgical coal prices remain at lower levels than in recent years due to weak global steel demand which has been influenced by a slowdown in manufacturing activity, economic pressures, and geopolitical uncertainty. Our results of operations for the year ended December 31, 2024 were impacted by these factors. In November 2024, the Checkmate Powellton mine within the Elk Run mining complex was temporarily idled. This decision was driven by the recent decreases in coal prices, discussed above, and the current economic characteristics of the mine. From its idled state the mine could be returned to production if circumstances warrant. We will continue to evaluate market conditions and expect to adjust our operations accordingly.

Other Business Developments

In 2024, we began the development phase for our new Kingston Wildcat underground mine located in Fayette County, West Virginia. The mine, which will produce a Low-Vol. quality met coal, is expected to begin production late in 2025.
In 2023, we completed development of and production began at our Rolling Thunder and Checkmate Powellton mines within our Power Mountain and Elk Run mining complexes, respectively, which produce High-Vol. B quality met coal from the Powellton coal seam.
In August 2023, we completed our transition to a pure-play metallurgical producer with the closure of Slabcamp, our last remaining thermal coal mine.

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

Factors Affecting Our Results of Operations
Sales Agreements. We manage our commodity price risk for coal sales through the use of coal supply agreements. As of February 20, 2025, we had sales commitments for 2025 as follows:

	Tons	% Priced	Average Committed Realized Price per Ton
Met - Domestic			$152.94
Met - Export			$113.11
Met Total	15.0 million	32%	$143.81
Thermal	1.2 million	95%	$80.74
Met Segment	16.2 million	37%	$131.73

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

Results of Operations

Our results of operations for the years ended December 31, 2024 and 2023 are discussed in these “Results of Operations” presented below. For comparability purposes, certain immaterial segment information for the year ended December 31, 2023 has been recast to conform to the current year presentation. Refer to Note 22.

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Revenues

The following table summarizes information about our revenues during the years ended December 31, 2024 and 2023:

	Year Ended December 31,		Increase (Decrease)
(In thousands, except for per ton data)	2024	2023	$ or Tons	%
Coal revenues	$2,946,579	$3,456,630	$(510,051)	(14.8)%
Other revenues	10,706	14,787	(4,081)	(27.6)%
Total revenues	$2,957,285	$3,471,417	$(514,132)	(14.8)%

Tons sold	17,127	17,072	55	0.3%

Coal revenues. Coal revenues decreased $510.1 million, or 14.8%, for the year ended December 31, 2024 compared to the prior year period. The decrease was due to a $460.1 million, or 13.5%, reduction in coal revenues within our Met segment coupled with a $50.0 million reduction in All Other coal revenues due to the cessation of mining at our last thermal coal mine in August of 2023. The reduction in Met segment coal revenues was attributable to a 16.5% decrease in coal sales realization per ton as pricing decreased from the prior year period, partially offset by a 3.5% increase in coal sales volumes. Refer to the “Non-GAAP Coal revenues” section below for further detail on coal revenues for the year ended December 31, 2024 compared to the prior year period.

Cost and Expenses

The following table summarizes information about our costs and expenses during the years ended December 31, 2024 and 2023:

	Year Ended December 31,		Increase (Decrease)
(In thousands)	2024	2023	$	%
Cost of coal sales (exclusive of items shown separately below)	$2,451,601	$2,356,138	$95,463	4.1%
Depreciation, depletion and amortization	167,331	136,869	$30,462	22.3%
Accretion on asset retirement obligations	25,050	25,500	$(450)	(1.8)%
Amortization of acquired intangibles, net	6,700	8,523	$(1,823)	(21.4)%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	74,000	82,390	$(8,390)	(10.2)%
Other operating loss (income)	4,749	(1,088)	$5,837	536.5%
Total costs and expenses	$2,729,431	$2,608,332	$121,099	4.6%

Cost of coal sales. Cost of coal sales increased $95.5 million, or 4.1%, for the year ended December 31, 2024 compared to the prior year period due to an increase in the average cost of coal sales per ton of 3.7%. The increase in average cost of coal sales per ton was primarily related to an increase in freight and handling costs due to a relatively higher percentage of export sales resulting in higher rail, transloading, and ocean vessel freight costs, coupled with inflationary pressure as well as start up related and idled costs associated with our Checkmate Powellton mine, partially offset by reductions in royalties and taxes as a result of a lower coal pricing environment.
Depreciation, depletion and amortization. Depreciation, depletion and amortization increased $30.5 million, or 22.3%, for the year ended December 31, 2024 compared to the prior year period. The increase was primarily due to an increase in assets placed in service during 2023 and 2024.

Selling, general and administrative. Selling, general and administrative expenses decreased $8.4 million, or 10.2%, for the year ended December 31, 2024 compared to the prior year period. This decrease was primarily related to decreases of $8.7 million in stock compensation expense and $3.1 million in incentive pay, partially offset by an increase of $1.5 million in severance pay.

Other operating loss (income). Other operating loss increased $5.8 million, or 536.5%, for the year ended December 31, 2024 compared to the prior year period, primarily due to a decrease in income on sale of assets in the current period.

Total Other Expense, Net

The following table summarizes information about our total other expense, net during the years ended December 31, 2024 and 2023:

	Year Ended December 31,		Increase (Decrease)
(In thousands)	2024	2023	$	%
Total other expense, net	$17,104	$17,626	$(522)	(3.0)%

Income Tax Expense

The following table summarizes information about our income tax expense during the years ended December 31, 2024 and 2023:

	Year Ended December 31,		Increase (Decrease)
(In thousands)	2024	2023	$	%
Income tax expense	$23,171	$123,503	$(100,332)	(81.2)%

Income taxes. Income tax expense of $23.2 million was recorded for the year ended December 31, 2024 on income before income taxes of $210.8 million. The effective tax rate of 11.0% differs from the federal statutory rate of 21% primarily due to the permanent impact of stock compensation, percentage depletion, and foreign-derived intangible income deductions, partially offset by the impact of non-deductible compensation and state income taxes, net of federal impact.

Income tax expense of $123.5 million was recorded for the year ended December 31, 2023 on income before income taxes of $845.5 million. The effective tax rate of 14.6% differs from the federal statutory rate of 21% primarily due to the permanent impact of percentage depletion, foreign-derived intangible income, and stock compensation deductions, partially offset by the impact of non-deductible compensation and state income taxes, net of federal impact. Refer to Note 16 for additional information.

Non-GAAP Financial Measures

The discussion below contains “non-GAAP financial measures.” These are financial measures that either exclude or include amounts that are not excluded or included in the most directly comparable measures calculated and presented in accordance with generally accepted accounting principles in the United States (“U.S. GAAP” or “GAAP”). Specifically, we make use of the non-GAAP financial measures “Adjusted EBITDA,” “non-GAAP coal revenues,” “non-GAAP cost of coal sales,” and “non-GAAP coal margin.” In addition to net income, we use Adjusted EBITDA to measure the operating performance of our reportable segment. Adjusted EBITDA does not purport to be an alternative to net income as a measure of operating performance or any other measure of operating results, financial performance, or liquidity presented in accordance with GAAP. Moreover, this measure is not calculated identically by all companies and therefore may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is presented because management believes it is a useful indicator of the financial performance of our coal operations. We use non-GAAP coal revenues to present coal revenues generated, excluding freight and handling fulfillment revenues. Non-GAAP coal sales realization per ton for our operations is calculated as non-GAAP coal revenues divided by tons sold. We use non-GAAP cost of coal sales to adjust cost of coal sales to remove freight and handling costs, depreciation, depletion and amortization - production (excluding the depreciation, depletion and amortization related to selling, general and administrative functions), accretion on asset retirement obligations, amortization of acquired intangibles, net, and idled and closed mine costs. Non-GAAP cost of coal sales per ton for our operations is calculated as non-GAAP cost of coal sales divided by tons sold. Non-GAAP coal margin per ton for our coal operations is calculated as non-GAAP coal sales realization per ton for our coal operations less non-GAAP cost of coal sales per ton for our coal operations. The presentation of these measures should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP.

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

Included below are reconciliations of non-GAAP financial measures to GAAP financial measures.

The following tables summarize certain financial information relating to our coal operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,		Increase (Decrease)
(In thousands, except for per ton data)	2024	2023	$ or Tons	%
Coal revenues	$2,946,579	$3,456,630	$(510,051)	(14.8)%
Coal revenues - All Other	—	(49,987)	49,987	100.0%
Coal revenues - Met	$2,946,579	$3,406,643	$(460,064)	(13.5)%
Less: Freight and handling fulfillment revenues - Met	(503,306)	(438,783)	(64,523)	(14.7)%
Non-GAAP Coal revenues - Met	$2,443,273	$2,967,860	$(524,587)	(17.7)%
Non-GAAP Coal sales realization per ton - Met	$142.66	$179.40	$(36.74)	(20.5)%

Cost of coal sales (exclusive of items shown separately below)	$2,451,601	$2,356,138	$95,463	4.1%
Depreciation, depletion and amortization - production (1)	166,105	135,668	30,437	22.4%
Accretion on asset retirement obligations	25,050	25,500	(450)	(1.8)%
Amortization of acquired intangibles, net	6,700	8,523	(1,823)	(21.4)%
Total Cost of coal sales	$2,649,456	$2,525,829	$123,627	4.9%
Total Cost of coal sales - All Other	—	(71,978)	71,978	100.0%
Total Cost of coal sales - Met	$2,649,456	$2,453,851	$195,605	8.0%
Less: Freight and handling costs - Met	(503,306)	(438,783)	(64,523)	(14.7)%
Less: Depreciation, depletion and amortization - production - Met (1)	(166,105)	(125,716)	(40,389)	(32.1)%
Less: Accretion on asset retirement obligations - Met	(25,050)	(14,886)	(10,164)	(68.3)%
Less: Amortization of acquired intangibles, net - Met	(6,700)	(8,523)	1,823	21.4%
Less: Idled and closed mine costs - Met	(29,868)	(18,580)	(11,288)	(60.8)%
Non-GAAP Cost of coal sales - Met	$1,918,427	$1,847,363	$71,064	3.8%
Non-GAAP Cost of coal sales per ton - Met	$112.01	$111.67	$0.34	0.3%

GAAP Coal margin - Met	$297,123	$952,792	$(655,669)	(68.8)%
GAAP Coal margin per ton - Met	$17.35	$57.59	$(40.24)	(69.9)%

Non GAAP Coal margin - Met	$524,846	$1,120,497	$(595,651)	(53.2)%
Non GAAP Coal margin per ton - Met	$30.64	$67.73	$(37.09)	(54.8)%

Tons sold - Met	17,127	16,543	584	3.5%
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

Non-GAAP Coal revenues - Met. Met segment non-GAAP coal revenues decreased $524.6 million, or 17.7%, for the year ended December 31, 2024 compared to the prior year period. The decrease was primarily due to a $36.74 per ton, or 20.5%, reduction in non-GAAP coal sales realization per ton as weaker global steel demand reduced metallurgical coal pricing, partially offset by a 3.5% increase in coal sales volumes.

Non-GAAP Cost of coal sales - Met. Met segment non-GAAP cost of coal sales increased $71.1 million, or 3.8%, for the year ended December 31, 2024 compared to the prior year period, primarily related to a 3.5% increase in coal sales volumes. Average cost of coal sales per ton increased slightly by 0.3% as inflationary pressure and start up related and idled costs associated with our Checkmate Powellton mine were mostly offset by reductions in royalties and taxes as a result of a lower coal pricing environment.

Adjusted EBITDA

The following tables present a reconciliation of net income to Adjusted EBITDA for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(In thousands)	2024	2023
Net income	$187,579	$721,956
Interest expense	3,811	6,923
Interest income	(18,208)	(11,933)
Income tax expense	23,171	123,503
Depreciation, depletion, and amortization	167,331	136,869
Non-cash stock compensation expense	12,318	19,017
Loss on extinguishment of debt	—	2,753
Accretion on asset retirement obligations	25,050	25,500
Amortization of acquired intangibles, net	6,700	8,523
Adjusted EBITDA	$407,752	$1,033,111

The following table summarizes Adjusted EBITDA:

	Year Ended December 31,		Increase (Decrease)
(In thousands)	2024	2023	$	%
Adjusted EBITDA	$407,752	$1,033,111	$(625,359)	(60.5)%

Adjusted EBITDA decreased $625.4 million, or 60.5%, for the year ended December 31, 2024 compared to the prior year period. The decrease in Adjusted EBITDA was primarily driven by decreased coal margin and lower non-GAAP coal sales realization per ton in the current period.
Liquidity and Capital Resources
Overview

Our primary sources of liquidity are derived from existing unrestricted cash balances, proceeds from future coal sales, and amounts available under our revolving credit agreement. Our primary capital resource requirements stem from the cost of our coal production and purchases, selling and administrative expenses, taxes, capital expenditures, debt service obligations, reclamation obligations, and collateral requirements. As of December 31, 2024, we had $2.9 million of long-term indebtedness outstanding, net of current portion, and no indebtedness and $42.1 million letters of credit outstanding under our ABL Facility (as defined below).

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

Liquidity

The following table summarizes our total liquidity as of December 31, 2024:

(in thousands)	December 31, 2024
Cash and cash equivalents	$481,578
Credit facility availability (1)	112,851
Minimum liquidity requirement	(75,000)
Total liquidity	$519,429
(1) Comprised of our unused commitments available under our ABL Agreement after considering $42.1 million of outstanding LCs, subject to limitations described therein.

Cash Collateral

We are required to provide cash collateral to secure our obligations under certain worker’s compensation, black lung, reclamation-related obligations, financial payments and other performance obligations, and other operating agreements. Future regulatory changes relating to these obligations could result in increased obligations, additional costs, or additional collateral requirements which could require greater use of alternative sources of funding for this purpose, which would reduce our liquidity. Refer to the DCMWC Reauthorization Process section below for information related to the new authorization process for self-insured coal mine operators being implemented by the U.S. Department of Labor (Division of Coal Mine Workers’ Compensation). As of December 31, 2024, we had the following cash collateral on our Consolidated Balance Sheets:

(in thousands)	December 31, 2024
Long-term restricted cash	$122,583
Long-term restricted investments	43,131
Short-term and long-term deposits	4,974
Total cash collateral	$170,688

Off-Balance Sheet Arrangements

We are required to provide financial assurance in order to perform the post-mining reclamation required by our mining permits, pay workers’ compensation claims under workers’ compensation laws in various states, pay federal black lung benefits, and perform certain other obligations. In order to provide the required financial assurance, we generally use surety bonds for post-mining reclamation and workers’ compensation obligations. We also use bank LCs to collateralize certain obligations. As of December 31, 2024, we had the following outstanding surety bonds and LCs:

(in thousands)	December 31, 2024
Surety bonds	$182,769
Letters of credit (1)	$42,149
(1) The LCs outstanding are under the ABL Agreement dated October 27, 2023.

Refer to Note 20, part (c) for further disclosures on off-balance sheet arrangements.

Debt Financing and Related Transactions

On October 27, 2023, we terminated our existing ABL Agreement and entered into a new Credit Agreement (the “ABL Agreement”). The ABL Agreement includes an asset-based revolving credit facility (the “ABL Facility”). Under the ABL Facility, we may borrow cash or obtain LCs, on a revolving basis, in an aggregate amount of up to $155.0 million. We may request an increase to the capacity of the facility of up to $75.0 million provided that $25.0 million may be solely for the purpose of providing additional availability to obtain cash collateralized LCs. Availability under the ABL Facility is calculated monthly and fluctuates based on qualifying amounts of coal inventory and trade accounts receivable (the “Borrowing Base”). Generally, under the terms of the ABL Facility, to the extent outstanding borrowings and LC’s exceed the Borrowing Base, the specified amount of cash would be restricted and used to collateralize any excess outstanding amounts. The ABL Facility matures on October 27, 2027.

During the fourth quarter of 2024, in connection with our routine surety program review and negotiations, we received a reduction of $15.0 million in collateral requirements under the ABL Facility related to our insured high-deductible workers compensation and black lung obligations. These collateral releases increased our availability under the ABL Facility and thus our financial liquidity.

Refer to Note 13 for additional disclosures on long-term debt.

Capital Requirements

Our capital expenditures for the year ended December 31, 2024 were $198.8 million. We expect to spend between $152.0 million and $182.0 million on capital expenditures during 2025. At the midpoint of guidance, this total includes approximately $117 million in sustaining maintenance capital, approximately $40 million in planned projects to invest in mine development, and approximately $10 million in carryover from 2024 due to timing and availability of supplies and contract labor.

Contractual Obligations

The following is a summary of our significant contractual obligations as of December 31, 2024:

(in thousands)	2025	2026	2027	2028	2029	After 2029	Total
Minimum royalties	$18,809	$17,537	$16,346	$16,444	$15,964	$138,898	$223,998
Coal purchase commitments	70,473	—	—	—	—	—	70,473
Unconditional purchase obligations (1)	190,493	11,679	2,387	—	—	—	204,559
Total	$279,775	$29,216	$18,733	$16,444	$15,964	$138,898	$499,030
(1) Includes contractual commitments related to capital expenditures and the purchase of diesel fuel, as well as rail freight and export terminal costs, including approximately $48.4 million in 2025 for expected DTA funding. See below for further discussion.

Additionally, we have long-term liabilities relating to asset retirement obligations, pension benefits, black lung benefits, postretirement life insurance benefits, and workers’ compensation benefits. The table below reflects the estimated undiscounted cash flows for these obligations:

(in thousands)	2025	2026	2027	2028	2029	After 2029	Total
Asset retirement obligation	$30,686	$33,760	$30,134	$36,607	$30,934	$332,428	$494,549
Pension benefit obligation (1)	31,887	31,881	31,792	31,540	31,271	861,377	1,019,748
Black lung benefit obligation	11,209	10,893	10,672	10,518	10,455	204,648	258,395
Postretirement life insurance benefit obligation	600	599	600	603	604	12,329	15,335
Workers’ compensation benefit obligation	8,063	5,804	4,861	4,296	3,969	48,257	75,250
Total	$82,445	$82,937	$78,059	$83,564	$77,233	$1,459,039	$1,863,277
(1) The estimated undiscounted cash flows are expected to be paid from the defined benefit pension plan assets held within the defined benefit pension plan trust. Refer to Note 17 for further disclosures related to this obligation.

Business Updates

On December 5, 2024, S&P Global Ratings upgraded its issuer credit rating on the Company to BB- from B+ based on the strength of our balance sheet. The rating outlook was noted as stable. Should we receive any negative outlook ratings in the future, such negative outlook ratings would result in potential liquidity risks for us, including the risks of declines in our stock value, declines in our cash and cash equivalents, less availability and higher costs of additional credit, and requests for additional collateral by surety providers.

We own a 65.0% interest in DTA, a coal export terminal in Newport News, Virginia. DTA provides us with the ability to fulfill a broad range of customer coal quality requirements through coal blending, while also providing storage capacity and transportation flexibility. DTA needs capital investment to maximize functionality and minimize downtime due to mechanical issues. Under the terms of our partnership related agreements with respect to our investment in DTA, we are required to fund our proportionate share of DTA’s ongoing operating and capital costs. Beyond our share of routine operating costs, we expect we will invest an average of approximately $27.0 million per year for infrastructure and equipment upgrades at DTA over the next 5 years. In addition, to mitigate the risk of shipment delays during the upgrade period, in April 2024, we entered into a 3-year agreement which would allow for the loading of 1.2 to 2.0 million tons of coal annually at a third party terminal in Newport News, VA.

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

Income Taxes

During the year ended December 31, 2024, we paid federal and state income taxes of $12.1 million and received state income tax refunds of $3.8 million. Refer to Note 16 for further disclosures related to income taxes.

Pension Plan

We sponsor a qualified non-contributory pension plan (“Pension Plan”) which covers certain salaried and non-union hourly employees. Participants accrued benefits either based on certain formulas, the participant’s compensation prior to retirement or plan specified amounts for each year of service. Benefits are frozen under the Pension Plan. Annual funding contributions to the Pension Plan are made as recommended by consulting actuaries based upon the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) funding standards. Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006. We contributed $12.3 million in minimum contributions to the Pension Plan in 2024 and expect to contribute $16.5 million in 2025. Refer to Note 17 for further disclosures related to the Pension Plan and the related obligation.
DCMWC Reauthorization Process

In January 2025, the DOL published new regulations outlining the requirements and procedures for authorizing operators to self-insure their liabilities under the Black Lung Benefits Act (the “2025 Final Regulation”), and we anticipate it would require a substantial increase in the collateral required to secure self-insured federal black lung obligations. Under the 2025 Final Regulation’s 100% minimum collateral requirement, if this requirement is not modified or stayed through legal action, we estimate we would be required to provide approximately $80.0 million to $100.0 million of collateral to secure certain of our black lung obligations. The 2025 Final Regulation permits us to use combinations of letters of credit, surety bonds, and cash to meet the collateral requirement. We received a letter from the Division of Coal Mine Workers’ Compensation (“DCMWC”) dated January 14, 2025, outlining the new procedures and application process for authorizing operators to self-insure under the new regulation. The letter outlined authorization form requirements and provided a 60-day period for the submission of the required documents. Subsequently, on February 20, 2025, we received a letter from the DCMWC stating that the 60-day deadline to provide information was no longer applicable and no information was required to be submitted at this time. DCMWC stated that additional guidance would be provided in due course after consultation with new DOL leadership.

Supreme Court's Decision on the Chevron Deference Standard

The United States Supreme Court's decision in Loper Bright Enterprises v. Raimondo, issued on June 28, 2024, eliminated a 40-year old precedent of judicial deference to regulatory agencies’ interpretation of federal laws. Federal agencies such as the DOL and EPA have relied on this now-overturned principle, known as “Chevron deference” in defense of various regulations. Although the Court’s decision does not explicitly affect any prior agency decisions, regulations made final after the date of the decision, such as the DOL’s recently issued black lung regulations, may be subject to more intense scrutiny by the courts if they are challenged by any affected party.

For example, on July 18, 2024, the Fifth Circuit Court of Appeals directed the lower District Court to reconsider its dismissal of a lawsuit challenging a DOL rule that permits retirement plan fiduciaries to consider environmental, social and governance factors when selecting investments. In the case of State of Utah v. Su, et al., the Court of Appeals stated that in order to determine whether the DOL exceeded its statutory authority, “given the upended legal landscape,” the District Court needed to reassess the merits of the plaintiffs’ challenge to the DOL rule.

New York State Act

In December 2024, the state of New York adopted a law purporting to impose significant, ongoing charges upon a variety of companies involved in the production and use of fossil fuels, including our company (the “Act”). Other states are contemplating adopting similar laws.

We believe that the new law is unconstitutional under the U.S. Constitution. In February 2025, we, along with numerous U.S. states and other entities involved in the fossil fuel industry, filed a complaint against the attorney general of New York and other New York officials. The complaint was filed in the federal district court for the Northern District of New York and requests that the court (a) declare that the Act is preempted by federal statutes and otherwise violates the U.S. Constitution, (b) declare that that the Act is unenforceable, and (c) enjoin the state of New York and its officials from taking any action to implement or enforce the Act.

Although we believe that the Act is very unlikely to be upheld, the outcome cannot be predicted with certainty. If the Act, or similar acts adopted in other U.S. states, were upheld, our liquidity would be materially, adversely affected.

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

Climate Effect Disclosures

In March 2024, the Securities and Exchange Commission (“SEC”) adopted new rules requiring issuers to disclose certain climate-related information beginning in 2025. Shortly following their release, the rules were stayed by a federal court. The SEC subsequently stayed the rules pending resolution of ongoing litigation. On February 11, 2025, the SEC announced it will pause litigation of the climate disclosure rule. We cannot be certain whether or when these rules will take effect or what form they may ultimately take. It is therefore not presently possible to estimate the cost to the company of complying with the rules.

Share Repurchase Program

Refer to Note 7 and “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for information on the share repurchase program and the shares repurchased during the current period.

Dividend Program

Refer to Note 7 for information related to our dividend program.

Cash Flows

Cash, cash equivalents, and restricted cash increased by $220.0 million, $28.7 million, and $172.8 million over the years ended December 31, 2024, 2023, and 2022, respectively. The net change in cash, cash equivalents, and restricted cash was attributable to the following:

	Year Ended December 31,
	2024	2023	2022
Cash flows (in thousands):
Net cash provided by operating activities	$579,919	$851,159	$1,484,005
Net cash used in investing activities	(230,986)	(166,000)	(329,357)
Net cash used in financing activities	(128,897)	(656,428)	(981,868)
Net increase in cash and cash equivalents and restricted cash	$220,036	$28,731	$172,780

Operating Activities. Net cash provided by operating activities for the year ended December 31, 2024 decreased compared to the year ended December 31, 2023 primarily due to the reduction in Met non-GAAP coal margin discussed above in “Results of Operations,” partially offset by changes in operating assets and liabilities. Operating assets and liabilities fluctuated as the prior year period was negatively impacted by significant increases in accounts receivable and inventory and the final payment of our contingent revenue obligation, partially offset by a reduction in the amount held on deposit for the payment of dividends.

The decrease in net cash provided by operating activities for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily attributable to lower coal sale realizations, increased operating costs due to inflationary pressures, and increased levels of coal purchases, partially offset by lower royalties and taxes as a result of the lower coal pricing environment.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2024 increased compared to the year ended December 31, 2023 despite a lower level of capital expenditures, as the prior year period benefited from a higher level of net proceeds from investment security activity. The increased level of net proceeds from investment security activity in the prior year period was primarily due to the liquidation of certain marketable securities to facilitate the transfer of funds to another financial institution.

The decrease in net cash used in investing activities for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily driven by increased cash flows from net sales and maturities of investment securities, partially offset by increased capital expenditures.

Financing Activities. Net cash used in financing activities for the year ended December 31, 2024 decreased compared to the year ended December 31, 2023, driven by a significant reduction in level of stock repurchases made under our share repurchase program as well as a reduction in dividends paid due to the payment of a one-time special dividend in the prior year period and the cessation of our fixed dividend program in the fourth quarter of 2023.

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

Analysis of Material Debt Covenants

We are in compliance with all covenants under the ABL Agreement, as of December 31, 2024, including the requirement that we maintain minimum liquidity, as defined in the ABL Agreement, of $75.0 million. A breach of the covenants in the ABL Agreement could result in a default under the terms of such agreement, and the respective lenders could then elect to declare any amounts borrowed due and payable and require outstanding LCs to be cash collateralized. In addition, a default under the terms of would inhibit our ability to make certain restricted payments, as defined in the ABL Agreement, including the Company’s ability to repurchase shares of the Company’s common stock.

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
On at least an annual basis, we review our reclamation liabilities and make necessary adjustments for permit changes as granted by state authorities, additional costs resulting from accelerated mine closures, and revisions to cost estimates and productivity assumptions to reflect current experience and updated plans. At December 31, 2024, we had recorded asset retirement obligation liabilities of $219.7 million, including amounts reported as current. While the precise amount of these future costs cannot be determined with certainty, as of December 31, 2024, we estimate that the aggregate undiscounted cost of final mine closures is approximately $494.5 million. Refer to Note 14 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for reclamation disclosures including a table summarizing the changes in asset retirement obligations for the years ended December 31, 2024 and 2023.

Retirement Plans. We have a non-contributory defined benefit retirement Pension Plan covering certain of our salaried and non-union hourly employees, all of which are frozen. Benefits are based on either the employee’s compensation prior to retirement or stated amounts for each year of service with us. Funding of the Pension Plan is in accordance with requirements of ERISA, and our contributions can be deducted for federal income tax purposes. We contributed $12.3 million to our Pension Plan for the year ended December 31, 2024. For the year ended December 31, 2024, we recorded a net periodic benefit cost of $4.5 million for our Pension Plan and have recorded a net obligation of $100.6 million which is net of assets of $351.4 million. Refer to Note 17 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for disclosures summarizing the changes in this projected benefit obligation for the years ended December 31, 2024 and 2023.
The calculation of the net periodic benefit cost (credit) and projected benefit obligation associated with our Pension Plan requires the use of a number of assumptions, which are used by our independent actuaries to make the underlying calculations. Refer to Note 17 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a summary of these assumptions and additional disclosures related to our Pension Plan. Changes in these assumptions can result in different net periodic benefit expense and liability amounts, and actual experience can differ from the assumptions.
•The expected long-term rate of return on plan assets is an assumption of the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. We establish the expected long-term rate of return on plan assets at the beginning of each fiscal year based upon historical returns and projected returns on the underlying mix of invested assets. The Pension Plan investment targets are 50% equity securities and 50% fixed income funds (refer to Note 17 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional disclosures on this assumption). Investments are rebalanced on a periodic basis to stay within these targeted guidelines. The expected long-term rate of return on plan assets assumption used to determine net periodic benefit cost was 5.70% for the year ended December 31, 2024. The expected long-term rate of return on plan assets assumption to be used in 2025 is expected to be 5.70%. Any difference between the actual experience and the assumed experience is deferred as an unrecognized actuarial gain or loss and amortized into expense in future periods.
•The discount rate represents our estimate of the interest rate at which pension benefits could be effectively settled. Assumed discount rates are used in the measurement of the projected and accumulated benefit obligations and the interest cost component of the net periodic benefit cost. In estimating that rate, we use rates of return on high quality, fixed income investments. The weighted average discount rate used to determine the pension benefit obligation was 5.65% for the year ended December 31, 2024. The differences resulting from actual versus assumed discount rates are amortized into pension net periodic benefit cost (credit) over the remaining average life of the active plan participants. A one percentage-point increase in the discount rate would increase the net periodic pension cost for the year ended December 31, 2024 by approximately $1.5 million and decrease the projected benefit obligation as of December 31, 2024 by approximately $43.7 million. The corresponding effects of a one percentage-point decrease in discount rate would decrease the net periodic pension cost for the year ended December 31, 2024 by approximately $1.9 million and increase the projected benefit obligation as of December 31, 2024 by approximately $52.7 million.
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
•The discount rate represents our estimate of the interest rate at which black lung benefit obligations could be effectively settled. Assumed discount rates are used in the measurement of the black lung benefit obligations and the interest cost and service cost components of the net periodic benefit cost. In estimating that rate, we use rates of return on high quality, fixed income investments. The weighted average discount rate used to determine black lung benefit obligations was 5.66% for the year ended December 31, 2024. The differences resulting from actual versus assumed discount rates are amortized into black lung net periodic benefit cost over the remaining average life of the active plan participants. A one percentage-point increase in the discount rate would increase the net periodic black lung benefit cost for the year ended December 31, 2024 by approximately $0.4 million and decrease the projected benefit obligation as of December 31, 2024 by approximately $10.6 million. The corresponding effects of a one percentage-point decrease in discount rate would decrease the net periodic black lung benefit cost for the year ended

December 31, 2024 by approximately $0.5 million and increase the projected benefit obligation as of December 31, 2024 by approximately $12.8 million.
If our assumptions do not materialize as expected, actual cash expenditures and costs that we incur could differ materially from our current estimates. Moreover, regulatory changes could affect our obligation to satisfy these or additional obligations. As of December 31, 2024, we had estimated black lung benefit obligations of approximately $114.3 million, including amounts reported as current, which are net of assets of $2.7 million that are held in a tax-exempt trust fund. For the year ended December 31, 2024, we recorded a net periodic benefit cost of $10.5 million for our black lung benefit obligations. Refer to Note 17 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for disclosures summarizing these underlying assumptions and the changes in these projected benefit obligations for the years ended December 31, 2024 and 2023.
Income Taxes. We recognize deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating our ability to recover our deferred tax assets within the jurisdiction in which they arise, we consider all available positive and negative evidence, including the expected reversals of deferred tax liabilities, projected future taxable income, taxable income available via carryback to prior years, tax planning strategies, and results of recent operations. We assess the realizability of our deferred tax assets, including scheduling the reversal of our deferred tax assets and liabilities, to determine the amount of valuation allowance needed. Scheduling the reversal of deferred tax asset and liability balances requires judgment and estimation. We believe the deferred tax liabilities relied upon as future taxable income in our assessment will reverse in the same period and jurisdiction and are of the same character as the temporary differences giving rise to the deferred tax assets that will be realized. At December 31, 2024, a valuation allowance of $48.7 million has been provided on deferred tax assets not expected to provide future tax benefits. Refer to Note 16 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional disclosures on income taxes.

Asset Impairment. U.S. GAAP requires that a long-lived asset group that is held and used should be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset group might not be recoverable. Once indicators of potential impairment are identified, testing of a long-lived asset group for impairment is a two-step process. Step one evaluates the recoverability of an asset group by comparing its projected future net undiscounted cash flows to its carrying value. If the carrying value of an asset group exceeds its projected future net undiscounted cash flows, step two is performed whereby the fair value of the asset group is estimated and compared to its carrying amount. The fair value of an asset group is generally determined using discounted cash flow analysis. The amount of any potential impairment is equal to the excess of an asset group’s carrying value over its estimated fair value. The amount of any potential impairment is allocated to the individual long-lived assets within the asset group on a pro-rata basis, except that the carrying value of individual long-lived assets are not reduced below their individual estimated fair values. Long-lived assets located in a close geographic area are grouped together for purposes of impairment testing when, after considering revenue and cost interdependencies, circumstances indicate the assets are used together to produce future cash flows. Our asset groups generally consist of the assets and applicable liabilities of one or more mines and preparation plants and associated coal reserves for which cash flows are largely independent of cash flows of other mines, preparation plants and associated reserves.

During the year ended December 31, 2024, due to a softening in metallurgical coal pricing combined with the relatively higher cost nature of our Rolling Thunder and Checkmate Powellton mines which recently began production and had not yet ramped up to full planned production levels and the temporary idling of our Checkmate Powellton mine in November 2024, our Power Mountain and Elk Run mining complexes were tested for impairment. Estimated future undiscounted cash flows were projected to significantly exceed each complex’s respective carrying value and no impairment charges were required. However, estimates of future cash flows are based on assumptions including future sales volumes, coal pricing, and production costs and changes in any of these assumptions could materially impact projected cash flows. For example, future impairment charges may occur if projected coal pricing weakens further or if mines are required to be idled for more extended periods. Refer also to Note 2 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

We manage our commodity price risk for coal sales through the use of coal supply agreements. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results of Operations” for information on our sales commitments for 2025.
We have exposure to commodity price risk for supplies that are used directly or indirectly in the normal course of production such as diesel fuel, steel and other items such as explosives. We manage our risk for these items through strategic sourcing contracts in normal quantities with our suppliers.

The market price of diesel fuel fluctuates due to changes in production, seasonality, and other market factors generally outside of our control. Increased fuel costs may have a negative impact on our results of operations and financial condition. As of December 31, 2024, our forecasted diesel fuel usage and fixed price diesel fuel purchase commitments for 2025 are as follows:

	Budgeted Usage in Gallons	% Priced	Average Realized Price per Gallon
Diesel fuel	23.3 million	68.0%	$2.84

Interest Rate Risk

As of December 31, 2024, we maintain a senior secured asset-based revolving credit facility, under which we may borrow up to $155.0 million (less amounts outstanding for LCs). Any cash borrowings under the facility would bear a floating rate of interest. No cash borrowings were outstanding under the facility as of December 31, 2024 or 2023. Refer to Note 13 for additional information.

As of December 31, 2024 and 2023, we had investments in trading securities of $43.1 million and $40.6 million respectively, primarily consisting of U.S. government securities. While the fair value of these investments is exposed to risk with respect to changes in market rates of interest, we do not believe exposure to changes in interest rates is material to our Consolidated Financial Statements. We manage risk by investing in shorter term highly rated debt obligations. As of December 31, 2024 and 2023, the remaining maturities of our acquired debt securities was less than 12 months.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Alpha Metallurgical Resources, Inc.

Opinions on the Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Alpha Metallurgical Resources, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

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

Asset Retirement Obligations
As described in Notes 2 and 14 to the consolidated financial statements, the Company’s consolidated asset retirement obligation was $219.7 million as of December 31, 2024. The Company records the asset retirement obligation at fair value in the period in which the legal obligation associated with the retirement of the long-lived asset is incurred. Changes to the liability at operations that are not currently being reclaimed are offset by increasing or decreasing the carrying amount of the related long-lived asset. Changes to the liability at operations that are currently being reclaimed are recorded to depreciation, depletion, and amortization. On at least an annual basis the Company reviews its estimated future cash flows for its asset retirement obligation.

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

Our audit procedures related to the Company’s asset retirement obligation included the following, among others:

•We obtained an understanding of the relevant controls related to the Company’s accounting for the asset retirement obligation, and tested such controls for design and operating effectiveness, including controls over management’s review of the significant assumptions and data inputs described above.

•We compared significant valuation assumptions including the discount rates and inflation rate to market data and utilized a valuation specialist to assist in testing the Company’s discounted cash flow model.

•We compared the estimates of disturbed acreage, timing of reclamation activities, and third-party reclamation costs to the prior year estimates, assessed consistency between timing of reclamation activities and projected mine lives, evaluated the appropriateness of the estimated costs based on mine type, and compared anticipated costs to recent operating data.

•We utilized an external specialist who performed observations of mine site operations, conducted interviews of engineering personnel, assessed compliance with mine closure and post closure plan regulatory requirements, and evaluated the reasonableness of the engineering estimates and assumptions.

/s/ RSM US LLP

We have served as the Company's auditor since 2020.

Atlanta, Georgia
February 28, 2025

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Coal revenues	$2,946,579	$3,456,630	$4,092,987
Other revenues	10,706	14,787	8,605
Total revenues	2,957,285	3,471,417	4,101,592
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	2,451,601	2,356,138	2,285,969
Depreciation, depletion and amortization	167,331	136,869	107,620
Accretion on asset retirement obligations	25,050	25,500	23,765
Amortization of acquired intangibles, net	6,700	8,523	19,498
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	74,000	82,390	71,618
Other operating loss (income)	4,749	(1,088)	12,243
Total costs and expenses	2,729,431	2,608,332	2,520,713
Income from operations	227,854	863,085	1,580,879
Other (expense) income:
Interest expense	(3,811)	(6,923)	(21,802)
Interest income	18,208	11,933	3,187
Loss on extinguishment of debt	—	(2,753)	—
Equity loss in affiliates	(20,302)	(18,263)	(14,346)
Miscellaneous (expense) income, net	(11,199)	(1,620)	6,832
Total other expense, net	(17,104)	(17,626)	(26,129)
Income before income taxes	210,750	845,459	1,554,750
Income tax expense	(23,171)	(123,503)	(106,205)
Net income	$187,579	$721,956	$1,448,545

Basic income per common share	$14.41	$51.18	$82.82
Diluted income per common share	$14.28	$49.30	$79.49

Weighted average shares - basic	13,013,469	14,106,466	17,490,886
Weighted average shares - diluted	13,134,806	14,642,856	18,222,397
Refer to accompanying Notes to Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$187,579	$721,956	$1,448,545
Other comprehensive (loss) income, net of tax:
Employee benefit plans:
Current period actuarial (loss) gain	$(16,659)	$(34,205)	$56,485
Income tax benefit (expense)	3,696	7,588	(12,888)
	$(12,963)	$(26,617)	$43,597
Less: reclassification adjustments for amounts reclassified to earnings due to amortization of net actuarial loss (gain) and settlements	4,457	(2,324)	3,555
Income tax (expense) benefit	(989)	516	(811)
	$3,468	$(1,808)	$2,744
Total other comprehensive (loss) income, net of tax	$(9,495)	$(28,425)	$46,341
Total comprehensive income	$178,084	$693,531	$1,494,886
Refer to accompanying Notes to Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$481,578	$268,207
Trade accounts receivable, net of allowance for credit losses of $2,396 and $234 as of December 31, 2024 and 2023, respectively	362,141	509,682
Inventories, net	169,269	231,344
Prepaid expenses and other current assets	23,681	39,064
Total current assets	1,036,669	1,048,297
Property, plant, and equipment, net of accumulated depreciation and amortization of $667,260 and $558,905 as of December 31, 2024 and 2023, respectively	634,871	588,992
Owned and leased mineral rights, net of accumulated depletion and amortization of $124,965 and $99,826 as of December 31, 2024 and 2023, respectively	443,467	451,160
Other acquired intangibles, net of accumulated amortization of $41,444 and $38,543 as of December 31, 2024 and 2023, respectively	39,879	46,579
Long-term restricted cash	122,583	115,918
Long-term restricted investments	43,131	40,597
Deferred income taxes	6,516	8,028
Other non-current assets	111,592	106,486
Total assets	$2,438,708	$2,406,057
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$2,916	$3,582
Trade accounts payable	96,633	128,836
Accrued expenses and other current liabilities	151,560	177,512
Total current liabilities	251,109	309,930
Long-term debt	2,868	6,792
Workers’ compensation and black lung obligations	182,961	189,226
Pension obligations	100,597	101,908
Asset retirement obligations	189,805	166,509
Deferred income taxes	40,486	39,142
Other non-current liabilities	21,385	18,622
Total liabilities	789,211	832,129
Commitments and Contingencies (Note 20)
Stockholders’ Equity
Preferred stock - par value $0.01, 5,000,000 shares authorized, none issued	—	—
Common stock - par value $0.01, 50,000,000 shares authorized, 22,383,325 issued and 13,016,390 outstanding at December 31, 2024 and 22,058,135 issued and 12,938,679 outstanding at December 31, 2023	224	221
Additional paid-in capital	839,804	834,482
Accumulated other comprehensive loss	(50,082)	(40,587)
Treasury stock, at cost: 9,366,935 shares at December 31, 2024 and 9,119,456 shares at December 31, 2023	(1,296,916)	(1,189,715)
Retained earnings	2,156,467	1,969,527
Total stockholders’ equity	1,649,497	1,573,928
Total liabilities and stockholders’ equity	$2,438,708	$2,406,057
Refer to accompanying Notes to Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities:
Net income	$187,579	$721,956	$1,448,545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	167,331	136,869	107,620
Amortization of acquired intangibles, net	6,700	8,523	19,498
Amortization of debt issuance costs and accretion of debt discount	1,118	1,947	8,282
Loss on extinguishment of debt	—	2,753	—
Mark-to-market adjustment for acquisition-related obligations	—	—	8,880
(Gain) loss on disposal of assets, net	(169)	(6,817)	43
Accretion on asset retirement obligations	25,050	25,500	23,765
Employee benefit plans, net	14,551	8,376	(4,492)
Deferred income taxes	5,563	39,722	(14,521)
Stock-based compensation	12,318	19,017	7,484
Equity loss in affiliates	20,302	18,263	14,346
Other, net	787	(363)	(761)
Changes in operating assets and liabilities
Trade accounts receivable, net	145,379	(102,477)	82,774
Inventories, net	64,203	(27,900)	(63,169)
Prepaid expenses and other current assets	14,658	7,596	(12,031)
Deposits	408	80,729	(84,314)
Other non-current assets	1,199	3,837	11,268
Trade accounts payable	(19,339)	15,666	3,721
Accrued expenses and other current liabilities	(5,972)	(9,087)	(6,872)
Acquisition-related obligations	—	(28,254)	(22,264)
Asset retirement obligations	(27,903)	(19,189)	(18,699)
Other non-current liabilities	(33,844)	(45,508)	(25,098)
Net cash provided by operating activities	579,919	851,159	1,484,005
Investing activities:
Capital expenditures	(198,848)	(245,373)	(164,309)
Proceeds on disposal of assets	1,029	8,173	3,623
Cash paid for business acquired	—	(11,919)	(24,878)
Purchases of investment securities	(48,730)	(207,065)	(269,420)
Sales and maturities of investment securities	48,036	320,961	149,397
Capital contributions to equity affiliates	(32,504)	(30,812)	(19,556)
Other, net	31	35	(4,214)
Net cash used in investing activities	(230,986)	(166,000)	(329,357)
Financing activities:
Principal repayments of long-term debt	(2,243)	(2,314)	(450,622)
Dividend and dividend equivalents paid	(3,077)	(113,013)	(13,360)
Common stock repurchases and related expenses	(122,299)	(540,071)	(521,803)
Other, net	(1,278)	(1,030)	3,917
Net cash used in financing activities	(128,897)	(656,428)	(981,868)
Net increase in cash and cash equivalents and restricted cash	220,036	28,731	172,780

Cash and cash equivalents and restricted cash at beginning of period	384,125	355,394	182,614
Cash and cash equivalents and restricted cash at end of period	$604,161	$384,125	$355,394

Supplemental cash flow information:
Cash paid for interest	$2,662	$5,207	$25,895
Cash paid for income taxes	$12,144	$79,221	$139,663
Cash received for income tax refunds	$3,765	$30	$6
Supplemental disclosure of noncash investing and financing activities:
Financing leases and capital financing - equipment	$1	$3,195	$9,833
Accrued capital expenditures	$15,523	$25,004	$18,456
Accrued common stock repurchases and stock repurchase excise tax	$—	$8,118	$3,016
Accrued dividend payable	$424	$2,863	$88,128
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	As of December 31,
	2024	2023	2022
Cash and cash equivalents	$481,578	$268,207	$301,906
Short-term restricted cash	—	—	24,547
Long-term restricted cash	122,583	115,918	28,941
Total cash and cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$604,161	$384,125	$355,394

Refer to accompanying Notes to Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Treasury Stock at Cost	(Accumulated Deficit) Retained Earnings	Total Stockholders’ Equity
Balances, December 31, 2021	$208	$784,743	$(58,503)	$(107,800)	$(71,739)	$546,909
Net income	—	—	—	—	1,448,545	1,448,545
Other comprehensive income, net	—	—	46,341	—	—	46,341
Stock-based compensation, issuance of common stock for share vesting, and common stock reissuances	2	5,415	—	2,067	—	7,484
Exercise of stock options	—	1,172	—	—	—	1,172
Common stock repurchases and related expenses	—	—	—	(543,328)	—	(543,328)
Warrants exercises	7	24,112	—	—	—	24,119
Cash dividend and dividend equivalents declared ($6.185 per share)	—	—	—	—	(101,487)	(101,487)
Balances, December 31, 2022	$217	$815,442	$(12,162)	$(649,061)	$1,275,319	$1,429,755
Net income	—	—	—	—	721,956	721,956
Other comprehensive loss, net	—	—	(28,425)		—	(28,425)
Stock-based compensation, issuance of common stock for share vesting, and common stock reissuances	2	12,127	—	6,888	—	19,017
Exercise of stock options	—	225	—	—	—	225
Common stock repurchases and related expenses	—	—	—	(547,542)	—	(547,542)
Warrants exercises	2	6,688	—	—	—	6,690
Cash dividend and dividend equivalents declared ($1.940 per share)	—	—	—	—	(27,748)	(27,748)
Balances, December 31, 2023	$221	$834,482	$(40,587)	$(1,189,715)	$1,969,527	$1,573,928
Net income	—	—	—	—	187,579	187,579
Other comprehensive loss, net	—	—	(9,495)	—	—	(9,495)
Stock-based compensation, issuance of common stock for share vesting, and common stock reissuances	3	5,322	—	6,993	—	12,318
Common stock repurchases and related expenses	—	—	—	(114,194)	—	(114,194)
Dividend equivalents	—	—	—	—	(639)	(639)
Balances, December 31, 2024	$224	$839,804	$(50,082)	$(1,296,916)	$2,156,467	$1,649,497
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
The Company, previously named Contura Energy, Inc., began operations on July 26, 2016 and was formed to acquire and operate certain of Alpha Natural Resources, Inc.’s core coal operations, as part of the Alpha Natural Resources, Inc. bankruptcy reorganization. A merger with ANR, Inc. and Alpha Natural Resources Holdings, Inc. (together, the "Merger Companies”) was completed on November 9, 2018 (the “Merger”) pursuant to terms of the definitive merger agreement (the “Merger Agreement”). Upon the consummation of the transactions contemplated by the Merger Agreement, the Company began trading on the New York Stock Exchange. Effective February 1, 2021, the Company changed its corporate name to Alpha Metallurgical Resources, Inc. to more accurately reflect its strategic focus on the production of metallurgical coal.

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

The Consolidated Financial Statements include all wholly owned subsidiaries’ results of operations for the years ended December 31, 2024, 2023, and 2022. All significant intercompany transactions have been eliminated in consolidation.

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Reclassifications

For comparability purposes, certain immaterial segment information for the years ended December 31, 2023 and 2022 in the notes to the Consolidated Financial Statements has been recast to conform to the current year presentation. Refer to Note 22.

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

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
Restricted Cash

Amounts included in restricted cash represent cash and cash equivalents that are restricted as to withdrawal as required by certain agreements entered into by the Company and provide collateral to secure the certain obligations which have been written on the Company’s behalf. Refer to Note 20 for further information.

Restricted Investments

Restricted investments consist of U.S. government securities that are restricted as to withdrawal as required by certain agreements entered into by the Company and provide collateral to secure certain obligations which have been written on the Company’s behalf.

All restricted investments are classified as trading securities as of December 31, 2024 and 2023. Trading securities are recorded initially at cost and are adjusted to fair value at each reporting period with unrealized gains and losses recorded in current period earnings or loss. Refer to Note 20 for further information.

Deposits

Deposits represent cash deposits held at third parties as required by certain agreements entered into by the Company to provide cash collateral to secure the following obligations which have been written on the Company’s behalf. Refer to Note 20 for further information.

Trade Accounts Receivable and Allowance for Credit Losses

Trade accounts receivable are recorded at their invoiced amounts and do not bear interest. The Company markets its coal primarily to international and domestic steel producers and electric utilities in the United States. Credit is extended based on an evaluation of a customer’s financial condition, including a review of third-party credit score information. Collateral is generally not required. Accounts receivable balances are monitored against approved credit limits. Credit limits are monitored and adjusted as considered necessary based on changes to a customer’s credit profile. If a customer’s credit deteriorates, the Company may reduce credit risk exposure by reducing credit limits, obtaining letters of credit (“LCs”), obtaining credit insurance, or requiring pre-payment for shipments. Credit losses have historically not been material. Account balances are written-off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Refer to Note 21 for further information.

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

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
Property, Plant, and Equipment, Net

Costs for mine development incurred to expand capacity of operating mines or to develop new mines are capitalized and charged to operations on the units-of-production method over the estimated proven and probable reserve tons directly benefiting from the capital expenditures. Mine development costs include costs incurred for site preparation and development of the mines during the development stage less any incidental revenue generated during the development stage. Mining equipment, buildings, and other fixed assets are stated at cost and depreciated on a straight-line basis over estimated useful lives ranging from one to 25 years. Leasehold improvements are amortized using the straight-line method, over the shorter of the estimated useful lives or term of the lease. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. Maintenance and repairs are expensed as incurred. When equipment is retired or disposed, the related cost and accumulated depreciation are removed from the respective accounts and any profit or loss on disposal is recognized in Other operating loss (income) in the Company’s Consolidated Statements of Operations. Refer to Note 8 for further information.

Owned and Leased Mineral Rights

Owned and leased mineral rights, net of accumulated depletion and amortization, for the years ended December 31, 2024 and 2023 were $443,467 and $451,160, respectively, and are reported in assets in the Company’s Consolidated Balance Sheets. These amounts include $41,552 and $27,473 of asset retirement obligation assets, net of accumulated amortization, associated with active mining operations for the years ended December 31, 2024 and 2023, respectively.

Costs to obtain owned and leased mineral rights are capitalized and amortized to operations as depletion expense using the units-of-production method. Only proven and probable reserves are included in the depletion base. Depletion expense is included in Depreciation, depletion and amortization in the accompanying Consolidated Statements of Operations and was $28,075, $23,944, and $23,078 for the years ended December 31, 2024, 2023, and 2022 respectively.

Depletion expense for the years ended December 31, 2024, 2023, and 2022 includes an expense of $961, a credit of ($34), and a credit of ($3,016), respectively, related to revisions to asset retirement obligations. Refer to Note 14 for further disclosures related to asset retirement obligations.

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

Acquired Intangibles

The Company has recognized assets for acquired mine permits which were valued based on the replacement cost and lost profits method as of the Merger date. The balances of such assets are included within Other acquired intangibles, net of accumulated amortization, on the Company’s Consolidated Balance Sheets. The acquired mine permits are amortized over the estimated life of the associated mine. Amortization expense is included in Amortization of acquired intangibles, net in the accompanying Consolidated Statements of Operations. Future net amortization expense related to acquired intangibles is expected to be $5,890, $5,372, $4,788, $4,788, $4,750, and $14,291 for 2025, 2026, 2027, 2028, 2029, and after 2029, respectively.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets of acquired companies. Goodwill amounts to $11,124 as of December 31, 2024 and 2023 and is included within Other non-current assets on the Company’s Consolidated Balance Sheets. In January 2023, primarily to secure additional coal trucks and related equipment and facilities, the Company purchased substantially all the assets of a freight, hauling and transportation services business for $11,919, resulting in $388 of goodwill. The acquired goodwill, related primarily to the acquired workforce and expected cost synergies, was allocated to the Company's Met reportable segment. In December 2022, the Company purchased substantially all of the assets of a mining equipment component manufacturing and rebuild business to help secure the supply of certain underground mining equipment parts needed for the Company’s operations for $24,878, which included $7,787 of working capital, $6,355 of property, plant, and equipment, and $10,736 of goodwill. The acquired goodwill, related primarily to the acquired workforce and expected cost synergies, was allocated to the Company’s Met reportable segment. Goodwill is not amortized; instead, it is tested for impairment annually as of October 31 of each year or more frequently if indicators of impairment exist.

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

Asset Retirement Obligations

Minimum standards for mine reclamation have been established by various regulatory agencies and dictate the reclamation requirements at the Company’s operations. The Company’s asset retirement obligations consist principally of costs to reclaim acreage disturbed at surface operations and estimated costs to reclaim support acreage, treat mine water discharge, and perform other related functions at underground mines. The Company records these reclamation obligations at fair value in the period in which the legal obligation associated with the retirement of the long-lived asset is incurred. Changes to the liability at operations that are not currently being reclaimed are offset by increasing or decreasing the carrying amount of the related long-lived asset. Changes to the liability at operations that are currently being reclaimed are recorded to Depreciation, depletion, and amortization. Over time, the liability is accreted and any capitalized cost is depreciated or depleted over the useful life of the related asset. To settle the liability, the obligation is paid, and any difference between the liability and the amount of cash paid is recorded within Depreciation, depletion and amortization within the Consolidated Statements of Operations at the time the reclamation work is completed. On at least an annual basis, the Company reviews its estimated future cash flows for its asset retirement obligations. Refer to Note 14 for further information.

Income Taxes

The Company recognizes deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
between the book and tax bases of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating its ability to recover deferred tax assets within the jurisdiction in which they arise, the Company considers all available positive and negative evidence, including the expected reversals of deferred tax liabilities, projected future taxable income, taxable income available via carryback to prior years, tax planning strategies, and results of recent operations. The Company assesses the realizability of its deferred tax assets, including scheduling the reversal of its deferred tax assets and liabilities, to determine the amount of valuation allowance needed. Scheduling the reversal of deferred tax asset and liability balances requires judgment and estimation. The Company believes the deferred tax liabilities relied upon as future taxable income in its assessment will reverse in the same period and jurisdiction and are of the same character as the temporary differences giving rise to the deferred tax assets that will be realized. Refer to Note 16 for further information.

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

Workers’ Compensation and Pneumoconiosis (Black Lung) Benefits

Workers’ Compensation

As of December 31, 2024, the Company’s subsidiaries generally utilize high-deductible insurance programs for workers’ compensation claims at its operations with the exception of certain subsidiaries in which the Company is a qualified self-insurer for workers’ compensation obligations. The liabilities for workers’ compensation claims are estimates of the ultimate losses incurred based on the Company’s experience and include a provision for incurred but not reported losses. Adjustments to the probable ultimate liabilities are made annually based on an actuarial study and adjustments to the liability are recorded based on the results of this study. These short-term and long-term obligations are included in the Consolidated Balance Sheets within Accrued expenses and other current liabilities and Workers’ compensation and black lung obligations, respectively, with the related expected insurance receivables within Prepaid expenses and other current assets and Other non-current assets. As of December 31, 2024 and 2023, the workers’ compensation liability was net of a discount of $21,587 and $22,205, respectively, related to fair value adjustments associated with acquisition accounting. Refer to Note 17 for further information.

Black Lung Benefits

The Company is required by federal and state statutes to provide benefits to employees for awards related to black lung. As of December 31, 2024, certain of the Company’s subsidiaries are insured for black lung obligations by a third-party insurance provider and certain subsidiaries are self-insured for state black lung obligations. Certain other subsidiaries are self-insured for federal black lung benefits and may fund benefit payments through a Section 501(c)(21) tax-exempt trust fund. Charges are made to operations for black lung claims, as determined by an independent actuary at the present value of the actuarially computed liability for such benefits over the employee’s applicable term of service. The Company recognizes in its Consolidated Balance sheets the amount of the Company’s unfunded Accumulated Benefit Obligation (“ABO”) at the end of the year. The actuarial gains and losses recognized in accumulated other comprehensive income (loss) are amortized into components of net periodic benefit cost over the expected lifetime of active participants (the Company does not use a corridor method). These short-term and long-term obligations are included in the Consolidated Balance Sheets within Accrued expenses

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
and other current liabilities and Workers’ compensation and black lung obligations, respectively. Refer to Note 17 for further information.

Pension

The Company is required to recognize the overfunded or underfunded status of a defined benefit pension plan as an asset or liability in its Consolidated Balance Sheets and to recognize changes in that funded status in the year in which the changes occur through other comprehensive (loss) income. The actuarial gains and losses recognized in accumulated other comprehensive income (loss) are amortized into components of net periodic benefit cost over the average future lifetime of participants expected to have benefits (the Company does not use a corridor method). The Company is required to measure plan assets and benefit obligations as of the date of the Company’s fiscal year-end Consolidated Balance Sheet and provide the required disclosures as of the end of each fiscal year. Refer to Note 17 for information.
Postretirement Life Insurance Benefits

As part of the Alpha Natural Resources, Inc. bankruptcy reorganization plan and the Retiree Committee Settlement Agreement, the Company assumed the liability for life insurance benefits for certain disabled and non-union retired employees. Provisions are made for estimated benefits based on annual evaluations prepared by independent actuaries. Adjustments to the probable ultimate liabilities are made annually based on an actuarial study and adjustments to the liability are recorded based on the results of this study. These obligations are included in the Consolidated Balance Sheets as Accrued expenses and other current liabilities and Other non-current liabilities. Refer to Note 17 for further information.

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

Stock-Based Compensation

The Company recognizes expense for stock-based compensation awards based on their grant-date fair value. The expense is recorded over the respective service period of the underlying award. Liability classified stock-based compensation awards are remeasured each reporting period at fair value until the award is settled. The Company recognizes forfeitures of stock-based compensation awards as they occur. Refer to Note 18 for further information.

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

Recently Adopted Accounting Guidance

Segment Disclosures: In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This update requires public entities to disclose significant segment expenses that are regularly provided to its chief operating decision maker and other segment items and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The additional disclosures are required to be provided on a retrospective basis. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 during the fourth quarter of 2024. Refer to Note 22 for the the additional required segment disclosures upon adoption of this ASU.

Recent Accounting Guidance Issued Not Yet Effective

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

Expense Disaggregation Disclosures: In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). This update requires public entities to disaggregate income statement expense line items and to disclose in tabular format within the notes to the financial statements certain categories of costs (e.g. purchases of inventory, employee compensation, deprecation, intangible asset amortization, depletion etc.) to the extent line items contain such costs. In addition, entities will be required to define and disclose selling expenses. The additional disclosures may be provided prospectively or retrospectively. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company will provide the additional required disclosures upon adoption.

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

The Company earns revenues primarily through the sale of coal produced at Company operations and coal purchased from third parties. The Company extracts, processes and markets met and thermal coal from deep and surface mines for sale to steel and coke producers, industrial customers, and electric utilities. The Company conducts mining operations only in the United States with mines in Central Appalachia. Refer to Note 22 for the Company’s segment information.

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

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Export met coal revenues	$2,237,571	$2,412,960	$3,195,516
Export thermal coal revenues	72,206	126,108	107,961
Total export coal revenues	$2,309,777	$2,539,068	$3,303,477

Domestic met coal revenues	$608,971	$865,667	$687,795
Domestic thermal coal revenues	27,831	51,895	101,715
Total domestic coal revenues	$636,802	$917,562	$789,510

Total met coal revenues	$2,846,542	$3,278,627	$3,883,311
Total thermal coal revenues	100,037	178,003	209,676
Total coal revenues	$2,946,579	$3,456,630	$4,092,987

Performance Obligations

The Company considers each individual transfer of coal on a per shipment basis to the customer a performance obligation. The pricing terms of the Company’s contracts with customers include fixed pricing, variable pricing, or a combination of both fixed and variable pricing. All the Company’s revenue derived from contracts with customers is recognized at a point in time. The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied as of December 31, 2024.

	2025	2026	2027	2028	2029	Total
Estimated coal revenues (1)	$12,898	$12,000	$—	$—	$—	$24,898
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

(4) Accumulated Other Comprehensive Loss
The following tables summarize the changes to accumulated other comprehensive loss during the years ended December 31, 2024, 2023, and 2022:

	Balance January 1, 2024	Other comprehensive loss before reclassifications	Amounts reclassified from accumulated other comprehensive loss	Balance December 31, 2024
Employee benefit costs	$(40,587)	$(12,963)	$3,468	$(50,082)

	Balance January 1, 2023	Other comprehensive loss before reclassifications	Amounts reclassified from accumulated other comprehensive loss	Balance December 31, 2023
Employee benefit costs	$(12,162)	$(26,617)	$(1,808)	$(40,587)

	Balance January 1, 2022	Other comprehensive income before reclassifications	Amounts reclassified from accumulated other comprehensive loss	Balance December 31, 2022
Employee benefit costs	$(58,503)	$43,597	$2,744	$(12,162)

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
The following table summarizes the amounts reclassified from accumulated other comprehensive loss and the Consolidated Statements of Operations line items affected by the reclassification during the years ended December 31, 2024, 2023, and 2022:

Details about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss			Affected line item in the Consolidated Statements of Operations
	Year Ended December 31,
	2024	2023	2022
Employee benefit costs:
Amortization of actuarial loss (gain) (1)	$4,431	$(2,324)	$3,311	Miscellaneous (expense) income, net
Settlement (1)	26	—	244	Miscellaneous (expense) income, net
Total before income tax	$4,457	$(2,324)	$3,555
Income tax (expense) benefit	(989)	516	(811)	Income tax expense
Total, net of income tax	$3,468	$(1,808)	$2,744
(1) These accumulated other comprehensive loss components are included in the computation of net periodic benefit costs (credits) for certain employee benefit plans. Refer to Note 17.

(5) Net Income per Share
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

When applying the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share of common stock are higher than the Company’s average price per share of common stock during an applicable period. For the years ended December 31, 2024, 2023, and 2022, respectively, 159, 1,240, and 0 securities were excluded from the computation of dilutive net income per common share because they would have been anti-dilutive.

The following table presents the net income per common share for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
Basic
Net income	$187,579	$721,956	$1,448,545
Weighted average common shares outstanding - basic	13,013,469	14,106,466	17,490,886
Net income per common share - basic	$14.41	$51.18	$82.82

Diluted
Weighted average common shares outstanding - basic	13,013,469	14,106,466	17,490,886
Diluted effect of warrants	—	81,352	275,715
Diluted effect of stock options	—	1,400	4,171
Diluted effect of other stock-based instruments	121,337	453,638	451,625
Weighted average common shares outstanding - diluted	13,134,806	14,642,856	18,222,397
Net income per common share - diluted	$14.28	$49.30	$79.49

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
(6) Inventories, net
Inventories, net consisted of the following:

	December 31,
	2024	2023
Raw coal	$39,689	$52,508
Saleable coal	65,129	120,000
Materials, supplies and other, net	64,451	58,836
Total inventories, net	$169,269	$231,344

(7) Capital Stock

Share Repurchase Program

The total authorization to repurchase the Company’s stock under the existing common share repurchase program adopted by the Company’s Board of Directors (the “Board”) on March 4, 2022 is $1,500,000. Share repurchases may be made from time to time through open market transactions, block trades, tender offers, or otherwise, and the program has no expiration date. The share repurchase program does not obligate the Company to acquire any particular amount of common stock or to acquire shares on any particular timetable, and the program may be suspended at any time at the Company’s discretion. Repurchases under the program are subject to market and business conditions, available liquidity, the Company’s cash needs, restrictions under agreements or obligations, legal or regulatory requirements or restrictions and other relevant factors. As of December 31, 2024, the Company had repurchased an aggregate of 6,630,535 shares under the program for an aggregate purchase price of approximately $1,098,916 (comprised of $1,098,717 of share repurchases and $199 of related fees). In the fourth quarter of 2024, the Company paid a stock repurchase excise tax of $4,652 related to the share repurchase program, which was recorded in treasury stock at cost.

Dividend Program

On May 3, 2022, the Board adopted a dividend policy. Pursuant to this policy, the Board paid quarterly dividends during the years ended December 31, 2022 and 2023. In addition, pursuant to the terms of certain stock-based compensation awards under the Company’s Management Incentive Plan (the “MIP”) and Long-Term Incentive Plan (the “LTIP”), dividend equivalent amounts for each quarterly dividend will become payable at various vesting dates with respect to each underlying outstanding award. On August 2, 2023, the Board determined to end the Company’s fixed dividend program following the quarterly dividend declared and paid in the fourth quarter of 2023 and to focus instead at that time on the Company’s share repurchase program. The decision to declare and pay cash dividends will be made by the Board and will depend on the Company’s earnings, financial condition and other relevant factors.

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

As of December 31, 2024 and 2023, no warrants remained outstanding as the warrants expired during the third quarter of 2023. For the year ended December 31, 2023, the Company issued 169,028 shares of common stock resulting from exercises of its warrants and, pursuant to the terms of the underlying warrant agreement, withheld 20,139 of the issued shares in satisfaction of the warrant exercise price and in lieu of fractional shares, which were subsequently reclassified as treasury stock in the amount of $2,368.

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

(8) Property, Plant, and Equipment, net

Property, plant, and equipment, net, consisted of the following:

	December 31,
	2024	2023
Plant and mining equipment	$1,024,467	$890,327
Mine development	199,419	162,285
Land	33,180	32,033
Office equipment, software and other	5,603	5,356
Construction in progress	39,462	57,896
Total property, equipment and mine development costs	$1,302,131	$1,147,897
Less accumulated depreciation and amortization	(667,260)	(558,905)
Total property, plant, and equipment, net	$634,871	$588,992
Included in plant and mining equipment are assets under financing leases totaling $10,963 and $10,964 with accumulated depreciation of $6,529 and $5,015 as of December 31, 2024 and 2023, respectively.
Depreciation and amortization expense associated with property, plant, equipment and non-mineral asset retirement obligation assets, net, was $139,256, $112,925, and $84,542 for the years ended December 31, 2024, 2023, and 2022 respectively.

Depreciation expense for the years ended December 31, 2024, 2023, and 2022 includes a credit of ($3,747), an expense of $7,343, and a credit of ($1,344), respectively, related to revisions to asset retirement obligations. Refer to Note 14 for further disclosures related to asset retirement obligations.

As of December 31, 2024, the Company had unconditional purchase obligations for approximately $22,235 of new equipment purchase commitments expected to be acquired at various dates in 2025.

(9) Other Non-Current Assets
Other non-current assets consisted of the following:

	December 31,
	2024	2023
Advanced mining royalties	$9,482	$7,493
Long-term deposits	4,953	5,350
Equity method investments	41,072	31,670
Workers’ compensation receivables	34,075	37,951
Goodwill	11,124	11,124
Other	10,886	12,898
Total other non-current assets	$111,592	$106,486

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

The Company’s equity method investees do not have long-term debt obligations and the Company is not contingently obligated to make any future financing-related payments with respect to its equity method investees. Refer to Note 20 for information related to the Company’s commitment to fund certain infrastructure and equipment upgrades.

(11) Leases

The Company’s lease population consists primarily of vehicle and heavy equipment leases and leases for office equipment. The Company’s building and land leases relate to corporate office space and certain site offices. The Company determines whether a contract contains a lease based on whether the Company obtains the right to control the use of specifically identifiable property, plant, and equipment for a period of time in exchange for consideration. For the years ended December 31, 2024, 2023, and 2022 the Company identified no instances requiring significant judgment in determining whether any contracts entered into during the period were or were not leases. Additionally, the Company had no material sublease agreements within the scope of ASC 842 or lease agreements for which the Company was the lessor for the years ended December 31, 2024, 2023, and 2022.

Renewal options in the Company’s lease population primarily relate to month-to-month extensions on vehicle leases and are immaterial both individually and in the aggregate. The Company includes renewal options that are reasonably certain to be exercised in the measurement of lease liabilities. As of December 31, 2024, the Company does not intend to exercise any termination options on existing leases.

As of December 31, 2024 and 2023, the Company had the following right-of-use assets and lease liabilities within the Company’s Consolidated Balance Sheets:

		December 31, 2024	December 31, 2023
Assets	Balance Sheet Classification
Financing lease assets	Property, plant, and equipment, net	$4,434	$5,949
Operating lease right-of-use assets	Other non-current assets	3,564	4,038
Total lease assets		$7,998	$9,987

Liabilities	Balance Sheet Classification
Financing lease liabilities - current	Current portion of long-term debt	$1,332	$1,280
Operating lease liabilities - current	Accrued expenses and other current liabilities	597	572
Financing lease liabilities - long-term	Long-term debt	2,666	3,997
Operating lease liabilities - long-term	Other non-current liabilities	2,967	3,466
Total lease liabilities		$7,562	$9,315

Total lease costs and other lease information for the years ended December 31, 2024, 2023, and 2022 included the following:

	Year Ended December 31,
	2024	2023	2022
Lease cost (1)
Financing lease cost:
Amortization of leased assets	$1,513	$1,444	$2,644
Interest on lease liabilities	571	651	315
Operating lease cost	1,012	1,127	1,113
Short-term lease cost	1,181	1,315	1,234
Total lease cost	$4,277	$4,537	$5,306

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
(1) The Company had no variable lease costs or sublease income for the years ended December 31, 2024, 2023, and 2022.

	Year Ended December 31,
	2024	2023	2022
Other information
Cash paid for amounts included in the measurement of lease liabilities	$4,042	$4,571	$5,556
Operating cash flows from financing leases	$571	$651	$315
Operating cash flows from operating leases	$2,193	$2,443	$2,347
Financing cash flows from financing leases	$1,278	$1,477	$2,894
Right-of-use assets obtained in exchange for new financing lease liabilities	$—	$1,891	$4,728
Right-of-use assets obtained in exchange for new operating lease liabilities	$103	$206	$48

Lease Term and Discount Rate
Weighted-average remaining lease term in years - financing leases	4.60	5.10	5.90
Weighted-average remaining lease term in years - operating leases	5.50	6.30	7.10
Weighted-average discount rate - financing leases	12.2%	12.3%	13.5%
Weighted-average discount rate - operating leases	11.5%	11.4%	11.6%

The Company has elected to show net instead of gross amounts for right-of-use assets and liabilities within its Consolidated Statements of Cash Flows.

The following table summarizes the maturity of the Company’s lease liabilities on an undiscounted cash flow basis and a reconciliation to the lease liabilities recognized in the Company’s Consolidated Balance Sheets as of December 31, 2024:

	Financing Leases	Operating Leases
Lease cost
2025	$1,740	$975
2026	1,206	940
2027	646	768
2028	360	699
2029	360	692
Thereafter	1,027	771
Total future minimum lease payments	$5,339	$4,845
Imputed interest	(1,341)	(1,281)
Present value of future minimum lease payments	$3,998	$3,564

As of December 31, 2024, the Company had no leases with future commencement dates that will create significant rights or obligations for the Company.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
(12) Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2024	2023
Wages and benefits	$48,642	$62,811
Workers’ compensation	9,444	10,482
Black lung	11,209	10,687
Taxes other than income taxes	27,995	31,236
Asset retirement obligations	29,938	38,915
Dividend payable	334	2,342
Freight accrual	16,144	8,461
Other	7,854	12,578
Total accrued expenses and other current liabilities	$151,560	$177,512

(13) Long-Term Debt
Long-term debt consisted of the following:

	December 31,
	2024	2023
Notes payable and other	$1,786	$5,097
Financing leases	3,998	5,277
Total long-term debt	$5,784	$10,374
Less current portion	(2,916)	(3,582)
Long-term debt, net of current portion	$2,868	$6,792

ABL Agreement

On October 27, 2023, the Company terminated its existing Second Amended and Restated Asset-Based Revolving Credit Agreement dated December 6, 2021 and along with certain of its directly and indirectly owned subsidiaries (the “Borrowers”) entered into a new Credit Agreement (the “ABL Agreement”) with Regions Bank, as lender, swingline lender, LC issuer, administrative agent, collateral agent, and lead arranger, along with ServisFirst Bank and Texas Capital Bank, as joint lead arrangers and the other lenders party thereto. In connection with the termination, the Company recorded a loss on extinguishment of debt of $2,753 related to the write-off of unamortized debt issuance costs for and fees paid to exiting lenders. The ABL Agreement includes an asset-based revolving credit facility (the “ABL Facility”) which allows the Company to borrow cash or obtain LCs, on a revolving basis, in an aggregate amount of up to $155,000. The Company may request an increase to the capacity of the facility of up to $75,000 provided that $25,000 may be solely for the purpose of providing additional availability to obtain cash collateralized LCs. Availability under the ABL Facility is calculated monthly and fluctuates based on qualifying amounts of coal inventory, trade accounts receivable and in certain circumstances specified amounts of cash. The Company must maintain minimum Liquidity, as defined in the ABL Agreement, of $75,000. The ABL Facility matures on October 27, 2027.

Under the terms of the ABL Facility, LC fees will be calculated at 3.25% (including a fronting fee of 0.25%) while future borrowings will bear interest based on the character of the loan (defined as either a “Term Secured Overnight Financing Rate Loan” (or “Term SOFR Loan”) or a “Base Rate Loan”) plus an applicable rate of 3.10% for a Term SOFR Loan and 2.00% for a Base Rate Loan. The Company may elect the character and interest period for each loan. All amounts borrowed may be repaid prior to maturity without penalty. A commitment fee of 0.375% will be charged on any unused capacity. As of December 31, 2024 and 2023, the Company had no amounts borrowed and $42,149 and $60,896 LCs outstanding under the ABL Facility, respectively.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
The ABL Facility is guaranteed by substantially all of Alpha’s directly and indirectly owned subsidiaries that are not Borrowers (the “Guarantors”) and is secured by all or substantially all assets of the Borrowers and Guarantors. The ABL Agreement and related documents contain negative and affirmative covenants including certain financial covenants. The Company is in compliance with all covenants under these agreements as of December 31, 2024.

Future Maturities

Future maturities of long-term debt as of December 31, 2024 are as follows:

2025	$2,916
2026	1,138
2027	451
2028	200
2029	229
After 2029	850
Total long-term debt	$5,784

(14) Asset Retirement Obligations

The following table summarizes the changes in asset retirement obligations for the years ended December 31, 2024 and 2023:

Total asset retirement obligations at December 31, 2022	$179,011
Accretion for the period	25,500
Sites added during the period	204
Revisions in estimated cash flows (1)	20,946
Expenditures for the period	(20,237)
Total asset retirement obligations at December 31, 2023	$205,424
Accretion for the period	25,050
Sites added during the period	5,381
Revisions in estimated cash flows (1)	12,414
Expenditures for the period	(28,526)
Total asset retirement obligations at December 31, 2024	$219,743
Less current portion (2)	(29,938)
Long-term portion	$189,805
(1)    The revisions in estimated cash flows for the years ended December 31, 2024 and 2023 resulted primarily from a decrease in the discount rate and changes in mine plans.
(2)    Included within Accrued expenses and other current liabilities on the Company’s Consolidated Balance Sheets. Refer to Note 12.

(15) Fair Value of Financial Instruments and Fair Value Measurements
The estimated fair values of financial instruments are determined based on relevant market information. These estimates involve uncertainty and cannot be determined with precision.
The carrying amounts for cash and cash equivalents, trade accounts receivable, net, prepaid expenses and other current assets, restricted cash, deposits, trade accounts payable, notes payable and other, financing leases, and accrued expenses and other current liabilities approximate fair value as of December 31, 2024 and 2023 due to the short maturity of these instruments.
The following table sets forth by level, within the fair value hierarchy, the Company’s financial and non-financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2024 and 2023. Financial and non-

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the determination of fair value for assets and liabilities and their placement within the fair value hierarchy levels.

	December 31, 2024
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities	$43,131	$—	$43,131	$—

	December 31, 2023
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities	$40,597	$—	$40,597	$—

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

(16) Income Taxes

Significant components of income tax expense (benefit) were as follows:

	Year Ended December 31,
	2024	2023	2022
Current tax expense:
Federal	$17,219	$80,254	$114,106
State	389	3,527	6,620
Total current	$17,608	$83,781	$120,726

Deferred tax expense (benefit):
Federal	$3,868	$35,824	$(1,726)
State	1,695	3,898	(12,795)
Total deferred	$5,563	$39,722	$(14,521)

Total income tax expense (benefit):
Federal	$21,087	$116,078	$112,380
State	2,084	7,425	(6,175)
Total	$23,171	$123,503	$106,205

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
A reconciliation of statutory federal income tax expense on income to the actual income tax expense is as follows:

	Year Ended December 31,
	2024	2023	2022
Federal statutory income tax expense	$44,258	$177,547	$326,497
Increase (decrease) in taxes due to:
Percentage depletion allowance	(20,245)	(36,685)	(50,277)
Foreign-derived intangible income deduction	(2,718)	(24,291)	(69,917)
Change in valuation allowances	591	(5,658)	(119,082)
State taxes, net of federal tax impact	950	8,795	14,898
Non-deductible compensation	28,320	9,934	5,573
Stock-based compensation	(28,710)	(6,968)	(3,588)
Other, net	725	829	2,101
Income tax expense	$23,171	$123,503	$106,205

Deferred income taxes result from temporary differences between the reporting of amounts for financial statement purposes and income tax purposes. The net deferred tax assets and liabilities included in the Consolidated Balance Sheets include the following amounts:

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Asset retirement obligations	$47,561	$44,600
Reserves and accruals not currently deductible	9,021	8,141
Workers’ compensation and black lung obligations	38,538	39,432
Pension obligations	18,246	18,409
Equity method investments	1,303	1,271
Net operating loss carryforwards	31,810	35,835
Capital loss carryforwards	45,072	45,491
Other	9,575	9,496
Gross deferred tax assets	201,126	202,675
Less valuation allowance	(48,734)	(48,143)
Deferred tax assets	$152,392	$154,532
Deferred tax liabilities:
Property, plant and mineral reserves	$(174,031)	$(172,336)
Acquired intangibles, net	(7,371)	(9,478)
Prepaid expenses	(3,900)	(3,658)
Other	(1,060)	(174)
Total deferred tax liabilities	(186,362)	(185,646)
Net deferred tax liabilities	$(33,970)	$(31,114)

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

Changes in the valuation allowance were as follows:

	Year Ended December 31,
	2024	2023	2022
Valuation allowance beginning of period	$48,143	$53,801	$172,883
Increase (decrease) in valuation allowance recorded to income tax expense	591	(5,658)	(119,082)
Valuation allowance end of period	$48,734	$48,143	$53,801

At December 31, 2024, the Company has recorded a deferred tax asset of $22,614 for federal net operating loss carryforwards, which represents the tax-effected amount of net operating loss carryforwards mathematically available for utilization prior to statutory expiration. Underlying this deferred tax asset are approximately $11,000 of gross federal net operating loss carryforwards that are subject to an annual Internal Revenue Code Section 382 limitation of approximately $1,000 and approximately $97,000 of gross federal net operating loss carryforwards that are subject to an annual Internal Revenue Code Section 382 limitation of approximately $17,500. These federal net operating loss carryforwards were generated before 2018 and will expire between years 2035 and 2037. The Company has a gross federal capital loss carryforward of approximately $207,000. The capital loss carryforward will expire in 2025. A valuation allowance is recorded against the federal and state capital loss carryforwards and certain state net operating loss carryforwards to the extent that the Company is unable to support their realization.

The Company has no liability for uncertain tax positions for the years ended December 31, 2024, 2023, and 2022.

The Company’s policy is to classify interest and penalties related to uncertain tax positions as part of income tax expense. As of December 31, 2024 and 2023, the Company had no accrued interest and penalties.

As of December 31, 2024, tax years 2021 – 2024 remain open to federal and state examination.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. Among other provisions, the IRA enacted a 15% corporate alternative minimum tax and a 1% excise tax on repurchases of corporate stock for tax years beginning after December 31, 2022. The Company determined that it is not subject to the corporate alternative minimum tax for the years ended December 31, 2024 and 2023. Refer to Note 7 for information on the excise tax on repurchases of the Company’s corporate stock.

(17) Employee Benefit Plans

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

The Pension Plan offers certain eligible participants the option to elect to receive lump sum benefits under certain plan provisions, which resulted in a partial plan settlement and the accelerated recognition of a portion of the accumulated other comprehensive loss during the year ended December 31, 2022. Refer to the disclosures below for further information on the partial plan settlements.

The following tables set forth the Pension Plan’s accumulated benefit obligation, fair value of plan assets and funded status for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
Change in benefit obligations:
Accumulated benefit obligation at beginning of period:	$478,366	$468,442
Interest cost	23,672	23,973
Actuarial (gain) loss	(17,715)	18,239
Benefits paid	(32,347)	(32,288)
Accumulated benefit obligation at end of period	$451,976	$478,366

Change in fair value of plan assets:
Fair value of plan assets at beginning of period	$376,458	$357,606
Actual return on plan assets	(5,052)	26,129
Employer contributions	12,320	25,011
Benefits paid	(32,347)	(32,288)
Fair value of plan assets at end of period	$351,379	$376,458
Funded status	$(100,597)	$(101,908)
Accrued benefit cost at end of period (1)	$(100,597)	$(101,908)
(1) Amounts are classified as long-term on the Consolidated Balance Sheets as there are sufficient plan assets to make expected benefit payments to plan participants in the succeeding twelve months.

Gross amounts related to benefit obligations recognized in accumulated other comprehensive loss consisted of the following as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Net actuarial loss	$32,545	$26,059

The following table details the components of net periodic benefit cost (credit):

	Year Ended December 31,
	2024	2023	2022
Interest cost	$23,672	$23,973	$15,981
Expected return on plan assets	(20,913)	(21,996)	(28,733)
Amortization of net actuarial loss	1,764	730	2,111
Settlement	—	—	244
Net periodic benefit cost (credit)	$4,523	$2,707	$(10,397)

Other changes in plan assets and benefit obligation recognized in other comprehensive income (loss) are as follows:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Actuarial loss (gain) (1)	$8,250	$14,106	$(32,912)
Amortization of net actuarial loss	(1,764)	(730)	(2,111)
Settlement	—	—	(244)
Total recognized in other comprehensive income (loss)	$6,486	$13,376	$(35,267)
(1) For the year ended December 31, 2024, the actuarial loss was primarily attributable to lower than expected return on plan assets and an annual census data actuarial revaluation of pension obligations, partially offset by an increase in the weighted-average discount rate actuarial assumption used in determining the benefit obligation. For the year ended December 31, 2023, the actuarial loss was primarily attributable to a decrease in the weighted-average discount rate actuarial assumption used in determining the benefit obligation.

The following table presents information applicable to plans with accumulated benefit obligations in excess of plan assets:

	Year Ended December 31,
	2024	2023
Projected benefit obligation	$451,976	$478,366
Accumulated benefit obligation	$451,976	$478,366
Fair value of plan assets	$351,379	$376,458

The weighted-average actuarial assumption used in determining the benefit obligation as of December 31, 2024 and 2023 was as follows:

	December 31,
	2024	2023
Discount rate	5.65%	5.10%

The weighted-average actuarial assumptions used to determine net periodic benefit cost (credit) for the years ended December 31, 2024, 2023, and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
Discount rate for benefit obligation	5.12%	5.42%	2.92%
Discount rate for interest cost	4.99%	5.27%	2.44%
Expected long-term rate of return on plan assets (1)	5.70%	6.20%	5.80%
(1) During the three months ended June 30, 2024, the Company updated the 2024 expected long-term rate of return on plan assets from 6.20% to 5.70% based on a weighted basis of the beginning and more recently assumed rate as the pension plan’s target allocation was updated to 50% equity securities and 50% fixed income funds in the interim period.

The discount rate assumptions were determined from a high-quality corporate bond yield-curve timing of the Company’s projected cash out flows.

The expected long-term rate of return on assets of the Pension Plan is established each year in consultation with the plan’s actuaries and outside investment advisors. This rate is determined by taking into consideration the Pension Plan’s target asset allocation, expected long-term rates of return on each major asset class by reference to long-term historic ranges, and inflation assumptions. For the determination of net periodic benefit cost in 2025, the Company will utilize an expected long-term rate of return on plan assets of 5.70%.

Assets of the Pension Plan are held in trusts and are invested in accordance with investment guidelines that have been established by the Company’s Benefits Committee in consultation with outside investment advisors. The target allocation for 2025 and the actual asset allocation as reported at December 31, 2024 are as follows:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	Target Allocation Percentages 2025	Percentage of Plan Assets 2024
Equity securities	50.0%	49.0%
Fixed income funds	50.0%	47.0%
Other	—%	4.0%
Total	100.0%	100.0%

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

The Company contributed $12,320 to the Pension Plan during the year ended December 31, 2024. In 2025, the Company expects to contribute $16,516 of estimated minimum required contributions to the Pension Plan for the 2024 plan year.

The following represents expected future pension benefit payments for the next ten years:

2025	$31,887
2026	31,881
2027	31,792
2028	31,540
2029	31,271
2030-2034	153,756
$312,127

The fair values of the Company’s Pension Plan’s assets as of December 31, 2024, by asset category are as follows:

Asset Category	Total	Quoted Market Prices in Active Market for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
Multi-asset fund (1)	$170,829	$—	$170,829	$—
Fixed income funds:
Bond fund (2)	165,100	—	165,100	—
Commingled short-term fund (3)	1,269	—	1,269	—
Other types of investments:
Guaranteed insurance contract	12,488	—	—	12,488
Total	$349,686	$—	$337,198	$12,488
Receivable (4)	1,245
Total assets at fair value	350,931
Private equity funds measured at net asset value practical expedient (5)	448
Total plan assets	$351,379
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
(4) Receivable for investments sold at December 31, 2024, which approximates fair value.
(5) In accordance with Accounting Standards Update 2015-07, investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total value of assets of the plans.

Changes in Level 3 plan assets for the period ended December 31, 2024 were as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Guaranteed Insurance Contract
Beginning balance, December 31, 2023	$12,230
Actual return on plan assets:
Relating to assets still held at the reporting date	524
Purchases, sales and settlements	(266)
Ending balance, December 31, 2024	$12,488

The fair values of the Company’s Pension Plan’s assets as of December 31, 2023, by asset category are as follows:

Asset Category	Total	Quoted Market Prices in Active Market for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
Multi-asset fund (1)	$205,181	$—	$205,181	$—
Fixed income funds:
Bond fund (2)	156,235	—	156,235	—
Commingled short-term fund (3)	1,307	—	1,307	—
Other types of investments:
Guaranteed insurance contract	12,230	—	—	12,230
Total	$374,953	$—	$362,723	$12,230
Receivable (4)	849
Total assets at fair value	375,802
Private equity funds measured at net asset value practical expedient (5)	656
Total plan assets	$376,458
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

For the Company’s subsidiaries that are insured with a high-deductible insurance plan for workers’ compensation and black lung claims, the insurance premium expense for the years ended December 31, 2024, 2023 and 2022 was $9,461, $10,676, and $9,274, respectively.

Workers’ Compensation

The table below presents workers’ compensation amounts recognized in the Consolidated Balance Sheets:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	December 31,
	2024	2023
Current liabilities	$9,444	$10,482
Long-term liabilities	79,897	92,655
Total liabilities	$89,341	$103,137
Less expected insurance receivable (1)	(35,891)	(39,920)
Workers’ compensation obligations, net of expected insurance receivables	$53,450	$63,217
(1) Included within Prepaid expenses and other current assets and Other non-current assets in the Consolidated Balance Sheets.

Workers’ compensation credit for high-deductible insurance plans for the years ended December 31, 2024, 2023, and 2022 was ($1,758), ($271), and ($1,995), respectively, included within Cost of coal sales in the Consolidated Statements of Operations.

Black Lung

The following tables set forth the accumulated black lung benefit obligations, fair value of plan assets and funded status for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Change in benefit obligation:
Accumulated benefit obligation at beginning of period	$109,871	$93,421
Service cost	2,404	2,051
Interest cost	5,229	4,660
Actuarial loss	9,086	20,019
Benefits paid	(9,634)	(10,280)
Accumulated benefit obligation at end of period	$116,956	$109,871
Change in fair value of plan assets:
Fair value of plan assets at beginning of period	$2,613	$2,538
Actual return on plan assets	70	75
Benefits paid	(9,634)	(10,280)
Employer contributions	9,634	10,280
Fair value of plan assets at end of period (1)	2,683	2,613
Funded status	$(114,273)	$(107,258)
Accrued benefit cost at end of period	$(114,273)	$(107,258)
(1) Assets of the plan are held in a Section 501(c)(21) tax-exempt trust fund and consist primarily of government debt securities. All assets are classified as Level 1 and valued based on quoted market prices.

The table below presents amounts recognized in the Consolidated Balance Sheets:

	December 31,
	2024	2023
Current liabilities	$11,209	$10,687
Long-term liabilities	103,064	96,571
Total liabilities	$114,273	$107,258

Gross amounts related to the black lung benefit obligations recognized in accumulated other comprehensive loss consisted of the following as of December 31, 2024 and 2023:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	December 31,
	2024	2023
Net actuarial loss	$18,814	$12,630

The following table details the components of the net periodic benefit cost for the black lung benefit obligations:

	Year Ended December 31,
	2024	2023	2022
Service cost	$2,404	$2,051	$2,642
Interest cost	5,229	4,660	2,722
Expected return on plan assets	(52)	(50)	(53)
Amortization of net actuarial loss (gain)	2,884	(2,833)	1,257
Net periodic benefit cost	$10,465	$3,828	$6,568

Other changes in the black lung plan assets and benefit obligations recognized in other comprehensive income (loss) are as follows:

	Year Ended December 31,
	2024	2023	2022
Actuarial loss (gain) (1)	$9,068	$19,995	$(20,881)
Amortization of net actuarial (loss) gain	(2,884)	2,833	(1,257)
Total recognized in other comprehensive income (loss)	$6,184	$22,828	$(22,138)
(1) For the year ended December 31, 2024, the actuarial loss was primarily attributable to an increase in new claimants and claims and changes in demographic assumptions, partially offset by an increase in the weighted-average discount rate actuarial assumption used in determining the benefit obligations. For the year ended December 31, 2023, the actuarial loss was primarily attributable to a decrease in the weighted-average discount rate actuarial assumption used in determining the benefit obligations and an increase in new claimants.

The weighted-average assumptions related to black lung obligations used to determine the benefit obligation as of December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
Discount rate	5.66%	5.13%
Federal black lung income benefit trend rate	2.50%	2.50%
Federal black lung medical benefit trend rate	5.00%	5.00%

The weighted-average assumptions related to black lung benefit obligations used to determine net periodic benefit cost were as follows:

	Year Ended December 31,
	2024	2023	2022
Discount rate for benefit obligation	5.13%	5.42%	2.96%
Discount rate for service cost	5.31%	5.58%	3.24%
Discount rate for interest cost	4.98%	5.23%	2.37%
Federal black lung income benefit trend rate	2.50%	2.50%	2.50%
Federal black lung medical benefit trend rate	5.00%	5.00%	5.00%
Expected return on plan assets	2.00%	2.00%	2.00%

Estimated future cash payments related to black lung benefit obligations for the next 10 years ending after December 31, 2024 are as follows:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

Year ending December 31:
2025	$11,209
2026	10,893
2027	10,672
2028	10,518
2029	10,455
2030-2034	29,136
$82,883

Postretirement Life Insurance Benefits

As part of the Alpha Natural Resources, Inc. bankruptcy reorganization process and the Retiree Committee Settlement Agreement, the Company assumed the unfunded liability for life insurance benefits for certain disabled and non-union retired employees. Provisions are made for estimated benefits and adjustments to the probable ultimate liabilities are made annually based on an actuarial study prepared by independent actuaries. As of December 31, 2024 and 2023, the postretirement life insurance benefit obligation was $8,222, including a current portion of $600, and $8,857, including a current portion of $613, respectively, which are included in the Consolidated Balance Sheets as Other non-current liabilities and Accrued expenses and other current liabilities.

Defined Contribution and Profit-Sharing Plans

The Company sponsors defined contribution plans to assist its eligible employees in providing for retirement. Generally, under the terms of these plans, employees make voluntary contributions through payroll deductions and the Company makes matching and/or discretionary contributions, as defined by each plan. The Company’s total contributions to these plans for the years ended December 31, 2024, 2023, and 2022 were $6,425, $16,435, and $19,385, respectively.

During the second quarter of 2024, the Company’s matching contributions under the Alpha Metallurgical Resources 401(k) Retirement Savings Plan (the “Plan”) were suspended due to weak market conditions. During the third quarter of 2022, the Company announced a year-end discretionary employer contribution under the Plan equal to the 2% of the Plan participants’ annual salaries.

Self-insured Medical Plan

The Company is self-insured for health benefit coverage for all of its active employees. During the years ended December 31, 2024, 2023, and 2022, the Company incurred total expenses of $102,805, $86,745, and $68,706, respectively, which primarily include claims processed and an estimate for claims incurred but not paid.

(18) Stock-Based Compensation Awards
The MIP was authorized for the issuance of awards of up to 1,201,202 shares of common stock. Although management does not intend to grant any future awards under the MIP, there were 109,678 shares of common stock remaining for grant under the MIP as of December 31, 2024. The LTIP is currently authorized for the issuance of awards of up to 1,500,000 shares of common stock, and as of December 31, 2024, there were 831,212 shares of common stock available for grant under the LTIP.

The Company does not backdate or retroactively grant restricted stock units and generally schedules board and compensation committee meetings during the prior year. Further, the Company generally makes annual equity award grants to its directors and named executive officers at approximately the same times each year. The Company does not time equity awards to take advantage of the release of earnings or other major announcements by the Company, or market conditions.

The Company does not currently grant new awards of stock options, stock appreciation rights, or similar option-like instruments.

As of December 31, 2024, the Company had three types of stock-based awards outstanding: time-based restricted stock

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
units, performance-based restricted stock units, and performance-based cash awards. Upon vesting and settlement or exercise of the stock-based awards outstanding, the Company issues authorized and unissued shares of the Company’s common stock to the recipient. Stock-based compensation expense totaled $12,929, $20,856, and $9,841 for the years ended December 31, 2024, 2023, and 2022, respectively. For the years ended December 31, 2024, 2023, and 2022, approximately 86%, 95%, and 92%, respectively, of stock-based compensation expense was reported as selling, general and administrative expenses, and the remainder was recorded as cost of coal sales.

The Company is authorized to repurchase common shares from employees (upon the election by the employee) to satisfy the employees’ statutory tax withholdings upon the vesting of stock grants. Shares that are repurchased to satisfy the employees’ statutory tax withholdings are recorded in treasury stock at cost. During the year ended December 31, 2024, the Company repurchased 144,427 shares of its common stock issued pursuant to awards under the MIP and LTIP for a total purchase amount of $55,419, or $383.72 average price paid per share. During the year ended December 31, 2023, the Company repurchased 81,287 shares of its common stock issued pursuant to awards under the MIP and LTIP for a total purchase amount of $17,333, or $213.23 average price paid per share. During the year ended December 31, 2022, the Company repurchased 94,460 shares of its common stock issued pursuant to awards under the MIP and LTIP for a total purchase amount of $7,867, or $83.28 average price paid per share.

On November 8, 2023, the Company modified the terms of certain outstanding stock-based compensation awards previously granted to Mr. Stetson, the executive chair of the Board at the time of the modification. Pursuant to the terms of the modification, upon the completion of his service as executive chair as of the end of the day on December 31, 2023, and his appointment by the Board as non-executive chair of the Board effective as of January 1, 2024, the pro-rata vesting of his outstanding incentive awards was to be calculated as if his separation date were instead December 31, 2024. The modification resulted in total incremental compensation cost of $6,717 for the year ended December 31, 2023 and impacted the time-based restricted stock units and performance-based restricted stock units granted to him under the LTIP during the years ended December 31, 2023 and 2022. Awards held by other employees were not affected by the modification. As all modified awards are fully vested, there was no remaining compensation cost to be recognized as of December 31, 2023.

2024 Awards Granted

During the year ended December 31, 2024, the Company granted certain key employees and non-employee directors 25,734 time-based restricted stock units under the LTIP with a weighted average grant date fair value of $389.07 based on the Company’s closing stock price at the trading day before the date of the grant. Awards granted to key employees on January 24, 2024 will vest ratably over a three-year period from the date of the grant in accordance with the vesting schedule, subject to the participant’s continuous service with the Company through each applicable vesting date. Restricted stock units were also granted to two non-employee directors on February 29, 2024, which vested on May 2, 2024, and to multiple non-employee directors on May 2, 2024, which will vest on the first to occur of (i) May 1, 2025, (ii) the director’s separation of service due to the director’s death or physical or mental incapacity to perform his or her usual duties, (iii) the director’s service as a member of the Board is terminated, for any reason other than removal for cause, as of a date that is more than six months after the date of grant, and (iv) a change in control. Restricted stock units were also granted to Mr. Gorzynski effective with his appointment to chair of the Board on December 13, 2024, which will vest on the first to occur of (i) May 1, 2025, (ii) his separation of service due to his death or physical or mental incapacity to perform his usual duties, and (iii) a change in control.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
Additionally, during the year ended December 31, 2024, the Company granted certain key employees 15,820 performance-based restricted stock units under the LTIP, which represent the number of shares of common stock that may be issued based on the achievement of targeted performance levels related to pre-established relative total shareholder return goals and annually determined operational goals over a three year period. These awards are scheduled to cliff vest on the third anniversary of the date of the grant, subject to the participant’s continuous service with the Company through the applicable vesting date and the satisfaction of the performance criteria. These performance-based restricted stock units have the potential to be earned from 0% to 200% of the targeted performance level, depending on actual results. Upon vesting and settlement of these awards, the Company will issue authorized and previously unissued shares of the Company’s common stock to the recipient. The 9,490 operational performance-based restricted stock units were valued based on the Company’s closing stock price on the trading day before the date of the grant and had a weighted average grant date fair value of $400.93. For the awards with operational performance conditions, the Company reassesses at each reporting date whether achievement of each of the performance conditions was probable and adjusts the accrual of stock-based compensation expense as needed. The 6,330 relative total shareholder return performance-based restricted stock units were valued relative to the stock price performance of a comparator group and had weighted average grant date fair value based on a Monte Carlo simulation. Refer to the “Performance-Based Restricted Stock Units — Relative Performance-Based Restricted Stock Units” section below for further detail.

2023 Awards Granted

During the year ended December 31, 2023, the Company granted certain key employees and non-employee directors 35,018 time-based restricted stock units under the LTIP with a weighted average grant date fair value of $165.43 based on the Company’s closing stock price at the trading day before the date of the grant. Awards granted to key employees on January 25, 2023 will vest ratably over a three-year period from the date of the grant in accordance with the vesting schedule, subject to the participant’s continuous service with the Company through each applicable vesting date. Per the terms of the transition agreement between Mr. Stetson and the Company, dated November 18, 2022, relating to his service as the Company’s executive chair of the Board, and then as its non-executive chair, awards granted to Mr. Stetson were to vest pro-rata as of December 31, 2023, the last day of his service as the Company’s executive chair, reflecting his service through that date. The transition agreement was later amended as discussed above. Restricted stock units were also granted to a non-employee director on February 2, 2023, which vested on May 2, 2023, and to multiple non-employee directors on May 3, 2023, which vested on May 2, 2024.

Additionally, during the year ended December 31, 2023, the Company granted certain key employees 49,701 performance-based restricted stock units under the LTIP, which represent the number of shares of common stock that may be issued based on the achievement of targeted performance levels related to pre-established relative total shareholder return goals and annually determined operational goals over a three year period. These awards are scheduled to cliff vest on the third anniversary of the date of the grant, subject to the participant’s continuous service with the Company through the applicable vesting date and the satisfaction of the performance criteria. Per the terms of the transition agreement between Mr. Stetson and the Company, dated November 18, 2022, relating to his service as the Company’s executive chair of the Board, and then as its non-executive chair, the awards granted to Mr. Stetson were to vest pro-rata as of December 31, 2023, the last day of his service as the Company’s executive chair, reflecting his service through that date. The transition agreement was later amended as discussed above. The performance-based restricted stock units have the potential to be earned from 0% to 200% of the targeted performance level, depending on actual results. Upon vesting and settlement of these awards, the Company will issue authorized and previously unissued shares of the Company’s common stock to the recipient. The 29,816 operational performance-based restricted stock units were valued based on the Company’s closing stock price on the trading day before the date of the grant and had a weighted average grant date fair value of $171.07. For the awards with operational performance conditions, the Company reassesses at each reporting date whether achievement of each of the performance conditions was probable and adjusts the accrual of stock-based compensation expense as needed. Of the 19,885 relative total shareholder return performance-based restricted stock units, 2,093 were valued based on the Company’s closing stock price on the trading day before the date of the grant and had a weighted average grant date fair value of $171.07, and 17,792 were valued relative to the stock price performance of a comparator group and had a weighted average grant date fair value based on a Monte Carlo simulation. Refer to the “Performance-Based Restricted Stock Units — Relative Performance-Based Restricted Stock Units” section below for further detail.

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

Additionally, during the year ended December 31, 2022, the Company granted certain key employees 60,857 performance-based restricted stock units under the LTIP, which represent the number of shares of common stock that may be issued based on the achievement of targeted performance levels related to pre-established relative total shareholder return goals and annually determined operational goals over a three year period. These awards are scheduled to cliff vest on the third anniversary of the date of the grant, subject to the participant’s continuous service with the Company through the applicable vesting date and the satisfaction of the performance criteria. These performance-based restricted stock units have the potential to be earned from 0% to 200% of the targeted performance level, depending on actual results. Upon vesting and settlement of these awards, the Company will issue authorized and previously unissued shares of the Company’s common stock to the recipient. The 36,515 operational performance-based restricted stock units were valued based on the Company’s closing stock price on the trading day before the date of the grant and had a weighted average grant date fair value of $60.37. For the awards with operational performance conditions, the Company reassesses at each reporting date whether achievement of each of the performance conditions was probable and adjusts the accrual of stock-based compensation expense as needed. The 24,342 relative total shareholder return performance-based restricted stock units were valued relative to the stock price performance of a comparator group and had a weighted average grant date fair value based on a Monte Carlo simulation. Refer to the “Performance-Based Restricted Stock Units — Relative Performance-Based Restricted Stock Units” section below for further detail.

Additionally, during the year ended December 31, 2022, the Company granted certain key employees performance-based cash incentive awards under the LTIP with a target award amount of $1,105. The cash to be awarded is based on the achievement of pre-established relative total shareholder return goals over a three-year period. These awards are scheduled to cliff vest on the third anniversary of the date of the grant, subject to the participant’s continuous service with the Company through the applicable vesting date and the satisfaction of the performance criteria. These awards have the potential to be distributed from 0% to 200% of the targeted performance level, depending on actual results. Upon vesting of these awards, the Company issues cash to the recipient. These awards are classified as a liability, and the Company reassesses at each reporting date the fair value of the award and adjusts the accruals of stock-based compensation expense as appropriate based on a Monte Carlo simulation. As of December 31, 2024 and 2023, the liability for these awards totaled $1,801 and $1,233, respectively. The performance-based cash incentive awards were valued relative to the stock price performance of a comparator group and had a weighted average grant date fair value as a percent of target dollar value based on a Monte Carlo simulation. Refer to the “Performance-Based Cash Incentive Awards” section below for further detail.
Time-Based Restricted Stock Units

Time-based restricted stock unit activity for the year ended December 31, 2024 is summarized in the following table:

Time-based restricted stock unit activity:	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested shares outstanding at December 31, 2023	103,886	$58.91
Granted	25,734	$389.07
Vested (1)	(83,146)	$52.16
Forfeited	(3,144)	$270.02
Non-vested shares outstanding at December 31, 2024	43,330	$252.62
(1) Includes 3,177 shares with deferred settlement pursuant to the award agreements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
As of December 31, 2024, there was $3,934 of unrecognized compensation cost related to non-vested time-based restricted stock units which is expected to be recognized as expense over a weighted-average period of 1.47 years. The total fair value of shares vested, including awards with deferred settlements, during the years ended December 31, 2024, 2023, and 2022, was $31,257, $35,204, and $20,275, respectively.

Performance-Based Restricted Stock Units

Relative Performance-Based Restricted Stock Units

The relative total shareholder return performance-based restricted stock units granted during the years ended December 31, 2024, 2023, and 2022 were valued relative to the stock price performance of a comparator group and had a weighted average grant date fair value based on assumptions incorporated in a Monte Carlo simulation as presented in the following table:

	Year Ended December 31,
Relative performance-based restricted stock units	2024	2023	2022
Weighted average grant date fair value	$531.08	$267.18	$97.33

Start price (1)	$316.88	$151.35	$53.29
Valuation date stock price (2)	$389.97	$176.44	$61.09
Expected volatility (3)	64.21%	102.06%	106.48%
Risk-free interest rate (4)	4.16%	3.82%	1.26%
Expected dividend yield (5)	—%	—%	—%
(1)    The start price for the Company represented the average closing stock price over the twenty trading days ending on December 31, 2023, 2022 and 2021, respectively, assuming dividends distributed during this period were reinvested in additional shares of the Company’s stock on the ex-dividend date.
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

Relative performance-based restricted stock unit activity for the year ended December 31, 2024 based on target achievement of the performance criteria is summarized in the following table:

Relative performance-based restricted stock unit activity:	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested shares outstanding at December 31, 2023	99,715	$72.90
Granted	6,330	$531.08
Vested (1)	(70,125)	$21.57
Forfeited	(2,542)	$283.30
Non-vested shares outstanding at December 31, 2024	33,378	$251.61
(1) Excludes 67,035 net shares issued due to achievement of performance metrics above the 100% targeted performance level pursuant to the award agreement.

As of December 31, 2024, there was $3,604 of unrecognized compensation cost related to non-vested relative performance-based restricted stock units which is expected to be recognized as expense over a weighted-average period of 1.63 years. The total fair value of shares vested during the years ended December 31, 2024 and 2023 was $26,847 and $3,559, respectively, excluding net shares issued above the 100% targeted performance level.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
Operational Performance-Based Restricted Stock Units
Operational performance-based restricted stock unit activity for the year ended December 31, 2024 based on target achievement of the performance criteria is summarized in the following table:

Operational performance-based restricted stock unit activity:	Number of Shares	Weighted-Average Fair Value
Non-vested shares outstanding at December 31, 2023	149,562	$47.48
Granted	9,490	$400.93
Vested (1)	(105,187)	$15.37
Forfeited	(3,811)	$194.88
Non-vested shares outstanding at December 31, 2024	50,054	$170.75
(1) Excludes 14,720 net shares issued due to achievement of performance metrics above the 100% targeted performance level pursuant to the award agreement.

As of December 31, 2024, there was $1,847 of unrecognized compensation cost related to non-vested operational performance-based restricted stock units, based on the probability of achievement as of December 31, 2024, which is expected to be recognized as expense over a weighted-average period of 1.43 years.The total fair value of shares vested during the years ended December 31, 2024 and 2023 was $40,270 and $5,339, respectively, excluding net shares issued above the 100% targeted performance level.
Performance-Based Cash Incentive Awards
The performance-based cash incentive awards granted during the year ended December 31, 2022 were valued relative to the stock price performance of a comparator group and had a weighted average grant date fair value as a percent of target dollar value based on assumptions incorporated in a Monte Carlo simulation as presented in the following table:

Performance-based cash incentive awards	Year Ended December 31, 2022
Weighted average grant date fair value	61.97%

Start price (1)	$53.29
Valuation date stock price (2)	$61.09
Expected volatility (3)	106.48%
Risk-free interest rate (4)	1.26%
Expected dividend yield (5)	—%
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

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

Performance-based cash incentive award activity for the year ended December 31, 2024 based on target achievement of the performance criteria is summarized in the following table:

Performance-based cash incentive award activity:	Target Dollar Value	Weighted-Average Fair Value as a % of Target Dollar Value
Non-vested awards outstanding at December 31, 2023	$1,876	190.30%
Granted	—	—%
Vested	(826)	200.00%
Forfeited	(60)	185.13%
Non-vested awards outstanding at December 31, 2024	$990	186.23%

As of December 31, 2024, there was $42 of unrecognized compensation cost related to non-vested performance-based cash incentive awards, based on the probability of achievement as of December 31, 2024, which is expected to be recognized as expense over a weighted-average period of 0.07 years.

(19) Related Party Transactions
There were no material related party transactions for the years ended December 31, 2024 and 2023.

As described in Note 10, the Company routinely provides capital contributions to DTA, its equity method investee. Refer to Notes 10 and 20 for further information.

(20) Commitments and Contingencies
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
Coal royalty expense was $141,812, $185,398, and $226,366 for the years ended December 31, 2024, 2023, and 2022, respectively.

Minimum royalty obligations under coal leases total $18,809, $17,537, $16,346, $16,444, $15,964, and $138,898 for 2025, 2026, 2027, 2028, 2029, and after 2029, respectively.

Other Commitments

As of December 31, 2024, the Company has obligations under certain coal purchase agreements that contain minimum quantities to be purchased in 2025 totaling an estimated $70,473. The Company also has outstanding unconditional purchase obligations for 2025, 2026, and 2027 totaling $190,493, $11,679, and $2,387, respectively, related to the purchase of equipment and diesel fuel, as well as for rail freight and export terminal costs (including $48,432 in 2025 for DTA funding.)

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

Under the terms of its partnership related agreements with respect to its investment in DTA, the Company is required to fund its proportionate share of DTA’s ongoing operating and capital costs. In November 2023, the Company, together with DTA management announced that DTA needs additional capital investment to maximize functionality and minimize downtime due to mechanical issues. Beyond the Company’s share of routine operating costs, it expects to invest an average of approximately $27,000 per year for infrastructure and equipment upgrades at DTA over the next 5 years. In addition, to mitigate the risk of shipment delays during the upgrade period, in April 2024, the Company entered into a 3-year agreement which allows for the loading of 1,200 to 2,000 tons of coal annually at a third party terminal in Newport News, VA. The Company’s 2025 funding of DTA includes routine operating and capital costs and infrastructure and equipment upgrades.

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

As of December 31, 2024, the company had $42,149 LCs outstanding under the ABL Facility.

As of December 31, 2024, the Company had outstanding surety bonds with a total face amount of $182,769 to secure various obligations and commitments. To secure the Company’s reclamation-related obligations, the Company has $34,715 of collateral in the form of restricted cash and restricted investments supporting these obligations as of December 31, 2024.

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

Amounts included in restricted cash provide collateral to secure the following obligations:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	December 31,
	2024	2023
Workers’ compensation and black lung obligations	$113,144	$104,998
Reclamation-related obligations	697	685
Financial payments and other performance obligations	8,742	10,235
Total restricted cash	$122,583	$115,918

Amounts included in restricted investments provide collateral to secure the following obligations:

	December 31,
	2024	2023
Workers’ compensation obligations	$3,119	$2,514
Reclamation-related obligations	34,018	33,173
Financial payments and other performance obligations	5,994	4,910
Total restricted investments (1)	$43,131	$40,597
(1) Classified as long-term trading securities as of December 31, 2024 and 2023.

Amounts included in deposits provide collateral to secure the following obligations:

	December 31,
	2024	2023
Workers’ compensation obligations	$4,108	$4,500
Financial payments and other performance obligations	—	32
Other operating agreements	866	850
Total deposits	$4,974	$5,382
Less current portion	(21)	(32)
Total deposits, net of current portion (1)	$4,953	$5,350
(1) Included within Other non-current assets on the Company’s Consolidated Balance Sheets.

DCMWC Reauthorization Process

In January 2025, the U.S. Department of Labor (“DOL”) published new regulations outlining the requirements and procedures for authorizing operators to self-insure their liabilities under the Black Lung Benefits Act (the “2025 Final Regulation”), and the Company anticipates it would require a substantial increase in the collateral required to secure self-insured federal black lung obligations. Under the 2025 Final Regulation’s 100% minimum collateral requirement, if this requirement is not modified or stayed through legal action, the Company estimates it would be required to provide approximately $80,000 to $100,000 of collateral to secure certain of its black lung obligations. The 2025 Final Regulation permits the Company to use combinations of letters of credit, surety bonds, and cash to meet the collateral requirement. The Company received a letter from the Division of Coal Mine Workers’ Compensation (“DCMWC”) dated January 14, 2025, outlining the new procedures and application process for authorizing operators to self-insure under the new regulation. The letter outlined authorization form requirements and provided a 60-day period for the submission of the required documents. Subsequently, on February 20, 2025, the Company received a letter from the DCMWC stating that the 60-day deadline to provide information was no longer applicable and no information was required to be submitted at this time. DCMWC stated that additional guidance would be provided in due course after consultation with new DOL leadership.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
Supreme Court’s Decision on the Chevron Deference Standard

The United States Supreme Court’s decision in Loper Bright Enterprises v. Raimondo, issued on June 28, 2024, eliminated a 40-year old precedent of judicial deference to regulatory agencies’ interpretation of federal laws. Federal agencies such as the DOL and EPA have relied on this now-overturned principle, known as “Chevron deference” in defense of various regulations. Although the Court’s decision does not explicitly affect any prior agency decisions, regulations made final after the date of the decision, such as the DOL’s recently issued black lung regulations, may be subject to more intense scrutiny by the courts if they are challenged by any affected party.

For example, on July 18, 2024, the Fifth Circuit Court of Appeals directed the lower District Court to reconsider its dismissal of a lawsuit challenging a DOL rule that permits retirement plan fiduciaries to consider environmental, social and governance factors when selecting investments. In the case of State of Utah v. Su, et al., the Court of Appeals stated that in order to determine whether the DOL exceeded its statutory authority, “given the upended legal landscape,” the District Court needed to reassess the merits of the plaintiffs’ challenge to the DOL rule.

(d) Legal Proceedings

In December 2024, the state of New York adopted a law purporting to impose significant, ongoing charges upon a variety of companies involved in the production and use of fossil fuels, including the Company (the “Act”). Other states are contemplating adopting similar laws. The Company believes that the new law is unconstitutional under the U.S. Constitution. In February 2025, the Company, along with numerous U.S. states and other entities involved in the fossil fuel industry, filed a complaint against the attorney general of New York and other New York officials. The complaint was filed in the federal district court for the Northern District of New York and requests that the court (a) declare that the Act is preempted by federal statutes and otherwise violates the U.S. Constitution, (b) declare that that the Act is unenforceable, and (c) enjoin the state of New York and its officials from taking any action to implement or enforce the Act. Although we believe that the Act is very unlikely to be upheld, the outcome cannot be predicted with certainty. If the Act, or similar acts adopted in other U.S. states, were upheld, the Company’s liquidity would be materially, adversely affected.

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
(21) Concentration of Credit Risk and Major Customers

The Company markets produced, processed, and purchased coal to customers in the United States and in international markets. The following table presents additional information on our total revenues and top customers:

	Year Ended December 31,
	2024	2023	2022
Total coal revenues	$2,946,579	$3,456,630	$4,092,987
Total revenues	$2,957,285	$3,471,417	$4,101,592
Export coal revenues	$2,309,777	$2,539,068	$3,303,477
Top customer as % of total revenues	16%	13%	25%
Top 10 customers as % of total revenues	75%	74%	70%
Number of customers exceeding 10% of total revenues	2	2	1
Number of customers exceeding 10% of total trade accounts receivable, net	2	3	2
Domestic coal revenue as % of total coal revenues	22%	26%	19%
Export coal revenue as % of total coal revenues	78%	74%	81%
Countries with export coal revenue exceeding 10% of total revenues	India, Brazil	India	India
Met coal as % of coal sales volume	93%	90%	87%
Thermal coal as % of coal sales volume	7%	10%	13%

(22) Segment Information
The Company currently conducts its mining operations within the Central Appalachia (“CAPP”) coal basin located in the United States. The Company has one reportable operating segment: Met, which consists of six active mining complexes whose primary product is metallurgical quality coal that is extracted, processed, and marketed to domestic and international steel and coke producers. In addition to its primary product, thermal quality coal may also be produced as a by-product and marketed to domestic and international utilities and industrial customers. The segment’s equity method investment in DTA facilitates the export of coal to international customers. The Company’s All Other category includes its former CAPP – Thermal operations, which consisted of mining complexes whose primary product was thermal coal. Segment operating results are regularly reviewed by the Company’s Chief Executive Officer, who is considered its Chief Operating Decision Maker (“CODM”).

In August 2023, the Company’s last remaining thermal coal mine ceased production. As a result, beginning in 2024, the Company changed its method of allocating certain corporate level income and expense items among its operating segments. Certain expenses not previously allocated to operating segments (e.g. selling, general and administrative expenses) were allocated. Certain other income or expense items previously allocated to operating segments were fully allocated to the Company’s primary Met reportable segment. In addition, due to the cessation of mining activity within the Company’s former CAPP – Thermal operations, the Company’s CODM began to manage the Company on a consolidated basis. As ASU 2023-07 requires the Company to present the measure of profit or loss used by the CODM to allocate resources and assess performance whose measurement principles are most consistent with those used in its Consolidated Financial Statements, the Company changed its reported segment measure of profit and loss to net income. For comparability purposes, prior period segment information has been recast to conform to the current year presentation. For prior periods, income tax expense was allocated among segments by applying the Company’s consolidated annual effective income tax rate to segment earnings.

Met reportable segment results for the years ended December 31, 2024, 2023, and 2022 are as follows:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Coal revenues	$2,946,579	$3,406,643	$4,018,515
Other revenues	10,706	14,787	8,605
Total revenues	$2,957,285	$3,421,430	$4,027,120

Non-GAAP Cost of coal sales	$1,918,427	$1,847,363	$1,675,081
Freight and handling costs	503,306	438,783	529,043
Idled and closed mine costs	29,868	18,579	19,626
Cost of coal sales (exclusive of items shown separately below)	$2,451,601	$2,304,725	$2,223,750

Depreciation, depletion and amortization	$167,331	$127,721	$101,520
Accretion on asset retirement obligations	25,050	15,471	14,220
Amortization of acquired intangibles	6,700	8,523	19,498
Selling, general and administrative expenses	74,000	81,321	70,334
Mark-to-market adjustment for acquisition-related obligations	—	—	8,880
Interest expense	3,811	6,923	21,802
Interest income	(18,208)	(11,933)	(3,187)
Equity loss in affiliates	20,302	18,263	14,346
Other segment items (1)	15,948	3,284	(3,468)
Income tax expense	23,171	126,669	106,524
Total other expenses	$318,105	$376,242	$350,469

Net income	$187,579	$740,463	$1,452,901
(1) Other segments items include Other operating loss (income), Loss on extinguishment of debt, and Miscellaneous (expense) income, net.
No segment level asset information has been disclosed as the CODM does not review asset information by segment. Refer to the Company’s Consolidated Balance Sheets, Statements of Cash Flows, and Note 10 for information on its consolidated assets, capital expenditures, and equity method investments, respectively.

Reconciliations of reportable segment items to consolidated amounts for the years ended December 31, 2023 and 2022 are as follows:

	Year Ended December 31, 2023
	Met	All Other	Consolidated
Total revenues	$3,421,430	$49,987	$3,471,417
Depreciation, depletion and amortization	$127,721	$9,148	$136,869
Accretion on asset retirement obligations	$15,471	$10,029	$25,500
Income tax expense	$126,669	$(3,166)	$123,503
Net income	$740,463	$(18,507)	$721,956

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	Year Ended December 31, 2022
	Met	All Other	Consolidated
Total revenues	$4,027,120	$74,472	$4,101,592
Depreciation, depletion and amortization	$101,520	$6,100	$107,620
Accretion on asset retirement obligations	$14,220	$9,545	$23,765
Income tax expense	$106,524	$(319)	$106,205
Net income	$1,452,901	$(4,356)	$1,448,545

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of December 31, 2024. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting using the criteria set by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Item 9B. Other Information

During the quarter ended December 31, 2024, no director or officer adopted or terminated: (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c); or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The sections of our Proxy Statement entitled “Proposal 1 - Election of Directors,” “About our Board of Directors - Board and Its Committees,” “About our Board of Directors - Board Committees - Audit Committee,” “About our Management Team,” “Delinquent Section 16(a) Reports,” “About our Board of Directors - Code of Business Ethics” and “Stockholder Proposals for the 2026 Annual Meeting” are incorporated herein by reference.

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

The Company has adopted an insider securities trading policy that prohibits directors, officers, employees, temporary employees, independent consultants and contractors of the Company from engaging in hedging transactions involving Company securities such as short selling, buying or selling publicly traded options (including puts and calls), zero-cost collar and forward sales contracts. The policy also prohibits the holding by these persons of Alpha securities in a margin account or pledging Alpha securities as collateral for a loan. A copy of the Company's insider trading policy is attached to this Annual Report on Form 10-K as Exhibit 19.

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference to the sections of our proxy statement for the 2025 annual meeting of stockholders entitled “About our Board of Directors - Director Compensation,” “Board Committee Reports - Compensation Committee Report” and “Executive Compensation.” These sections include, but are not limited to, “About our Board of Directors - Director Compensation - 2024 Director Compensation,” “Executive Compensation - Compensation Discussion and Analysis,” “Board Committee Reports - Compensation Committee Report,” “Executive Compensation - Compensation Discussion and Analysis - Risk Assessment of Compensation Programs,” “Executive Compensation - Compensation Committee Interlocks and Insider Participation,” “Executive Compensation - 2024 Summary Compensation Table,” “Executive Compensation – 2024 Grants of Plan-Based Awards,” “Executive Compensation - Outstanding Equity Awards at 2024 Fiscal Year End,” “Executive Compensation - Option Exercises and Stock Vested in 2024,” “Executive Compensation - Nonqualified Deferred Compensation,” “Executive Compensation - Potential Payments on Termination or Change in Control,” “Pay Ratio,” and “Executive Compensation - Pay Versus Performance.”

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

(a) Documents filed as part of this Annual Report on Form 10-K:

(1) The following financial statements are filed as part of this Annual Report on Form 10-K under Item 8-Financial Statements and Supplementary Data:

•Report of Independent Registered Public Accounting Firm
•Consolidated Statements of Operations, Years ended December 31, 2024, 2023, and 2022
•Consolidated Statements of Comprehensive Income, Years ended December 31, 2024, 2023, and 2022
•Consolidated Balance Sheets, December 31, 2024 and 2023
•Consolidated Statements of Cash Flows, Years ended December 31, 2024, 2023, and 2022
•Consolidated Statements of Stockholders’ Equity, Years ended December 31, 2024, 2023, and 2022
•Notes to Consolidated Financial Statements

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
10.1*†
Contura Energy, Inc. Management Incentive Plan, effective as of July 26, 2016. (Incorporated by reference to Exhibit 10.36 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.2*†
Amendment 1 to Contura Energy, Inc. Management Incentive Plan, dated as of January 18, 2017. (Incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.3*†
Contura Energy, Inc. Deferred Compensation Plan (Incorporated by reference to Exhibit 10.41 to the Registration Statement on Form S-4/A of Contura Energy, Inc. (File No. 333-226953) filed on August 21, 2018)

10.4*†
Alpha Metallurgical Resources, Inc. Annual Incentive Bonus Program (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpha Metallurgical Resources, Inc. filed on May 9, 2022)

10.5*†
Form of Indemnification Agreement by and between Contura Energy, Inc. and each of its current and future directors and officers (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Contura Energy, Inc. filed on November 13, 2018)

10.6*†
Alpha Metallurgical Resources, Inc. Amended and Restated Non-Employee Director Compensation Policy, as amended (Incorporated by reference to Exhibit 10.6 on Form 10-K of Alpha Metallurgical Resources, Inc. filed on February 26, 2024)

10.7*†
Contura Energy, Inc. Form of Non-Employee Director Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of Contura Energy, Inc. filed on November 13, 2018)

10.8*†
Plan Document and Summary Plan Description of the Amended and Restated Contura Energy, Inc. Key Employee Separation Plan (Incorporated by reference to Exhibit 10.1 on Form 10-Q of Contura Energy, Inc. filed on November 9, 2020)

10.9*†
Form of 2018 Long-Term Incentive Plan, as restated to give effect to Amendment No.1. (Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of Alpha Metallurgical Resources, Inc. (File No. 333-257563) filed on June 30, 2021)

10.10*†
Amended and Restated Employment Agreement, dated January 31, 2025, by and between Alpha Metallurgical Resources, Inc. and C. Andrew Eidson (Incorporated by reference to Exhibit 10.1 on Form 8-K of Alpha Metallurgical Resources, Inc. filed on January 31, 2025)

10.11*†	Form of Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.24 on Form 10-K of Alpha Metallurgical Resources, Inc. filed on February 23, 2023)
10.12*†	Form of Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.25 on Form 10-K of Alpha Metallurgical Resources, Inc. filed on February 23, 2023)
10.13*
Credit Agreement, dated as of October 27, 2023, by and among Alpha Metallurgical Resources, Inc. and certain of its Subsidiaries, as borrowers, the Guarantors party thereto, Regions Capital Markets, a division of Regions Bank, as Book Runner and Lead Arranger, ServisFirst Bank and Texas Capital Bank, as Joint Book Runners and Joint Lead Arrangers, the other Lenders from time to time party thereto, and Regions Bank, as administrative agent, collateral agent, swingline lender and LC issuer (Incorporated by reference to Exhibit 10.1 on Form 10-Q of Alpha Metallurgical Resources, Inc. filed on November 2, 2023)

10.14*†	Form of Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.16 on Form 10-K of Alpha Metallurgical Resources, Inc. filed on February 26, 2024)
10.15*†	Form of Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.17 on Form 10-K of Alpha Metallurgical Resources, Inc. filed on February 26, 2024)
10.16*†
Employment Agreement, dated January 31, 2025, by and between Alpha Metallurgical Resources, Inc. and Jason E. Whitehead (Incorporated by reference to Exhibit 10.2 on Form 8-K of Alpha Metallurgical Resources, Inc. filed on January 31, 2025)

10.17*†
Employment Agreement, dated January 31, 2025, by and between Alpha Metallurgical Resources, Inc. and J. Todd Munsey (Incorporated by reference to Exhibit 10.3 on Form 8-K of Alpha Metallurgical Resources, Inc. filed on January 31, 2025)

10.18*†
Employment Agreement, dated January 31, 2025, by and between Alpha Metallurgical Resources, Inc. and Daniel E. Horn (Incorporated by reference to Exhibit 10.4 on Form 8-K of Alpha Metallurgical Resources, Inc. filed on January 31, 2025)

10.19*†
Employment Agreement, dated January 31, 2025, by and between Alpha Metallurgical Resources, Inc. and Mark M. Manno (Incorporated by reference to Exhibit 10.5 on Form 8-K of Alpha Metallurgical Resources, Inc. filed on January 31, 2025)

19*
Alpha Metallurgical Resources, Inc Insider Trading and Information Disclosure Policy (Incorporated by reference to Exhibit 19 on Form 10-K of Alpha Metallurgical Resources, Inc. filed on February 26, 2024)

21.1	List of Subsidiaries of Alpha Metallurgical Resources, Inc.
23.1	Consent of RSM US LLP
23.2	Consent of Marshall Miller & Associates, Inc. dated February 28, 2025
31	Certifications Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32#	Certifications Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosure
96.1
Technical Report Summary - Alpha Metallurgical Resources, Inc. Statement of Coal Resources and Reserves for the Aracoma Complex in Accordance with United States SEC Standards as of December 31, 2024, Central Appalachian Coal Basin, West Virginia, USA, February 2025

96.2
Technical Report Summary - Alpha Metallurgical Resources, Inc. Statement of Coal Resources and Reserves for the Kepler Complex in Accordance with United States SEC Standards as of December 31, 2024, Central Appalachian Coal Basin, West Virginia, USA, February 2025

96.3
Technical Report Summary - Alpha Metallurgical Resources, Inc. Statement of Coal Resources and Reserves for the Kingston Mining Complex in Accordance with United States SEC Standards as of December 31, 2024, Central Appalachian Coal Basin, West Virginia, USA, February 2025

96.4
Technical Report Summary - Alpha Metallurgical Resources, Inc. Statement of Coal Resources and Reserves for the Marfork Mining Complex in Accordance with United States SEC Standards as of December 31, 2024, Central Appalachian Coal Basin, West Virginia, USA, February 2025

96.5
Technical Report Summary - Alpha Metallurgical Resources, Inc. Statement of Coal Resources and Reserves for the Virginia Complex in Accordance with United States SEC Standards as of December 31, 2024, Central Appalachian Coal Basin, Virginia, USA, February 2025

96.6
Technical Report Summary - Alpha Metallurgical Resources, Inc. Statement of Coal Resources and Reserves for the Elk Run Underground Complex in Accordance with United States SEC Standards as of December 31, 2024, Central Appalachian Coal Basin, West Virginia, USA, February 2025

96.7
Technical Report Summary - Alpha Metallurgical Resources, Inc. Statement of Coal Resources for the Power Mountain Underground Complex in Accordance with United States SEC Standards as of December 31, 2024, Central Appalachian Coal Basin, West Virginia, USA, February 2025

97*†
Alpha Metallurgical Resources, Inc. Amended And Restated Executive Officer Incentive Compensation Recoupment (Clawback) Policy (Incorporated by reference to Exhibit 97 on Form 10-K of Alpha Metallurgical Resources, Inc. filed on February 26, 2024)

101
The following financial information from Alpha Metallurgical Resources, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders’ Equity, and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________
* Previously filed.
† Management contract, compensatory plan or arrangement.
# This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the duly authorized undersigned.

ALPHA METALLURGICAL RESOURCES, INC.
Date: February 28, 2025	By:	/s/ J. Todd Munsey
	Name:	J. Todd Munsey
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

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

Signature	Date	Title

/s/ Charles Andrew Eidson	February 28, 2025	Chief Executive Officer (Principal Executive Officer)
Charles Andrew Eidson

/s/ J. Todd Munsey	February 28, 2025	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
J. Todd Munsey

/s/ Michael Gorzynski	February 28, 2025	Chairman
Michael Gorzynski

/s/ Joanna Baker de Neufville	February 28, 2025	Director
Joanna Baker de Neufville

Director
Kenneth S. Courtis

/s/ Shelly Lombard	February 28, 2025	Director
Shelly Lombard

/s/ Daniel D. Smith	February 28, 2025	Director
Daniel D. Smith