Form 10-Q
period 2025-03-31
Alpha Metallurgical Resources, Inc.
filed 2025-05-09
CIK 1704715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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

Number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of April 30, 2025: 13,052,684

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
•the imposition, continuation or modification of barriers to trade, such as tariffs, and the present unpredictability of these events;
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

•our assumptions concerning economically recoverable coal reserve estimates; and
•other factors, including the other factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included elsewhere in this Quarterly Report on Form 10-Q and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Part I - Financial Information

Item 1. Financial Statements

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenues:
Coal revenues	$529,667	$861,283
Other revenues	2,290	2,789
Total revenues	531,957	864,072
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	504,584	648,313
Depreciation, depletion and amortization	43,910	40,701
Accretion on asset retirement obligations	5,614	6,143
Amortization of acquired intangibles, net	1,357	1,675
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	15,424	22,377
Other operating loss	1,243	2,985
Total costs and expenses	572,132	722,194
(Loss) income from operations	(40,175)	141,878
Other (expense) income:
Interest expense	(763)	(1,086)
Interest income	4,046	3,971
Equity loss in affiliates	(4,960)	(1,640)
Miscellaneous expense, net	(3,532)	(1,963)
Total other expense, net	(5,209)	(718)
(Loss) income before income taxes	(45,384)	141,160
Income tax benefit (expense)	11,437	(14,165)
Net (loss) income	$(33,947)	$126,995

Basic (loss) income per common share	$(2.60)	$9.77
Diluted (loss) income per common share	$(2.60)	$9.59

Weighted average shares – basic	13,047,607	13,002,127
Weighted average shares – diluted	13,047,607	13,236,596

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Net (loss) income	$(33,947)	$126,995
Other comprehensive income, net of tax:
Employee benefit plans:
Amortization of and adjustments to employee benefit costs	1,390	964
Income tax expense	(303)	(214)
Total other comprehensive income, net of tax	1,087	750
Total comprehensive (loss) income	$(32,860)	$127,745
Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$447,990	$481,578
Trade accounts receivable, net of allowance for credit losses of $2,291 and $2,396 as of March 31, 2025 and December 31, 2024, respectively	341,991	362,141
Inventories, net	190,093	169,269
Prepaid expenses and other current assets	27,460	23,681
Total current assets	1,007,534	1,036,669
Property, plant, and equipment, net of accumulated depreciation and amortization of $701,951 and $667,260 as of March 31, 2025 and December 31, 2024, respectively	629,045	634,871
Owned and leased mineral rights, net of accumulated depletion and amortization of $132,229 and $124,965 as of March 31, 2025 and December 31, 2024, respectively	435,852	443,467
Other acquired intangibles, net of accumulated amortization of $42,801 and $41,444 as of March 31, 2025 and December 31, 2024, respectively	38,522	39,879
Long-term restricted cash	124,185	122,583
Long-term restricted investments	42,960	43,131
Deferred income taxes	6,852	6,516
Other non-current assets	115,550	111,592
Total assets	$2,400,500	$2,438,708
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$2,669	$2,916
Trade accounts payable	110,195	96,633
Accrued expenses and other current liabilities	147,293	151,560
Total current liabilities	260,157	251,109
Long-term debt	2,365	2,868
Workers’ compensation and black lung obligations	181,278	182,961
Pension obligations	99,830	100,597
Asset retirement obligations	191,970	189,805
Deferred income taxes	29,709	40,486
Other non-current liabilities	20,353	21,385
Total liabilities	785,662	789,211
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Preferred stock - par value $0.01, 5,000,000 shares authorized, none issued	—	—
Common stock - par value $0.01, 50,000,000 shares authorized, 22,436,240 issued and 13,052,684 outstanding at March 31, 2025 and 22,383,325 issued and 13,016,390 outstanding at December 31, 2024	224	224
Additional paid-in capital	841,870	839,804
Accumulated other comprehensive loss	(48,995)	(50,082)
Treasury stock, at cost: 9,383,556 shares at March 31, 2025 and 9,366,935 shares at December 31, 2024	(1,300,700)	(1,296,916)
Retained earnings	2,122,439	2,156,467
Total stockholders’ equity	1,614,838	1,649,497
Total liabilities and stockholders’ equity	$2,400,500	$2,438,708
Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net (loss) income	$(33,947)	$126,995
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	43,910	40,701
Amortization of acquired intangibles, net	1,357	1,675
Amortization of debt issuance costs and accretion of debt discount	280	280
(Gain) loss on disposal of assets	(37)	1,610
Accretion on asset retirement obligations	5,614	6,143
Employee benefit plans, net	5,618	3,833
Deferred income taxes	(11,416)	1,614
Stock-based compensation	3,437	2,769
Equity loss in affiliates	4,960	1,640
Other, net	(145)	(197)
Changes in operating assets and liabilities	2,550	9,011
Net cash provided by operating activities	22,181	196,074
Investing activities:
Capital expenditures	(38,450)	(63,618)
Proceeds on disposal of assets	81	287
Purchases of investment securities	(14,663)	(7,230)
Sales and maturities of investment securities	15,080	10,172
Capital contributions to equity affiliates	(9,836)	(8,476)
Other, net	13	6
Net cash used in investing activities	(47,775)	(68,859)
Financing activities:
Principal repayments of long-term debt	(480)	(632)
Dividend and dividend equivalents paid	(415)	(3,000)
Common stock repurchases and related expenses	(5,155)	(116,089)
Other, net	(342)	(306)
Net cash used in financing activities	(6,392)	(120,027)
Net (decrease) increase in cash and cash equivalents and restricted cash	(31,986)	7,188
Cash and cash equivalents and restricted cash at beginning of period	604,161	384,125
Cash and cash equivalents and restricted cash at end of period	$572,175	$391,313

Supplemental disclosure of noncash investing and financing activities:
Accrued capital expenditures	$10,785	$14,525
Accrued common stock repurchases and stock repurchase excise tax	$—	$4,665
Accrued dividend payable	$90	$525
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	As of March 31,
	2025	2024
Cash and cash equivalents	$447,990	$269,386
Long-term restricted cash	124,185	121,927
Total cash and cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$572,175	$391,313

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Treasury Stock at Cost	Retained Earnings	Total Stockholders’ Equity
Balances, December 31, 2023	$221	$834,482	$(40,587)	$(1,189,715)	$1,969,527	$1,573,928
Net income	—	—	—	—	126,995	126,995
Other comprehensive income, net	—	—	750	—	—	750
Stock-based compensation, issuance of common stock for share vesting, and common stock reissuances	3	(3,946)	—	6,712	—	2,769
Common stock repurchases and related expenses	—	—	—	(112,636)	—	(112,636)
Dividend equivalents	—	—	—	—	(662)	(662)
Balances, March 31, 2024	$224	$830,536	$(39,837)	$(1,295,639)	$2,095,860	$1,591,144

Balances, December 31, 2024	$224	$839,804	$(50,082)	$(1,296,916)	$2,156,467	$1,649,497
Net loss	—	—	—	—	(33,947)	(33,947)
Other comprehensive income, net	—	—	1,087	—	—	1,087
Stock-based compensation, issuance of common stock for share vesting, and common stock reissuances	—	2,066	—	1,371	—	3,437
Common stock repurchases and related expenses	—	—	—	(5,155)	—	(5,155)
Dividend equivalents	—	—	—	—	(81)	(81)
Balances, March 31, 2025	$224	$841,870	$(48,995)	$(1,300,700)	$2,122,439	$1,614,838
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

Basis of Presentation

Together, the condensed consolidated statements of operations, comprehensive (loss) income, balance sheets, cash flows and stockholders’ equity for the Company are referred to as the “Condensed Consolidated Financial Statements.” The Condensed Consolidated Financial Statements are also referenced across periods as “Condensed Consolidated Statements of Operations,” “Condensed Consolidated Statements of Comprehensive (Loss) Income,” “Condensed Consolidated Balance Sheets,” “Condensed Consolidated Statements of Cash Flows,” and “Condensed Consolidated Statements of Stockholders’ Equity.”

The Condensed Consolidated Financial Statements include all wholly-owned subsidiaries’ results of operations for the three months ended March 31, 2025 and 2024. All significant intercompany transactions have been eliminated in consolidation.

The accompanying interim Condensed Consolidated Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP as long as the financial statements are not misleading. In the opinion of management, these interim Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or any other period. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Recent Accounting Guidance

Refer to the Recent Accounting Guidance Issued Not Yet Effective section of Note 2 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended March 31,
	2025	2024
Export met coal revenues	$376,740	$672,739
Export thermal coal revenues	18,975	28,562
Total export coal revenues	$395,715	$701,301

Domestic met coal revenues	$128,662	$153,295
Domestic thermal coal revenues	5,290	6,687
Total domestic coal revenues	$133,952	$159,982

Total met coal revenues	$505,402	$826,034
Total thermal coal revenues	24,265	35,249
Total coal revenues	$529,667	$861,283
Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied as of March 31, 2025:

	Remainder of 2025	2026	2027	2028	2029	Total
Estimated coal revenues (1)	$8,635	$12,000	$—	$—	$—	$20,635
(1) Amounts only include estimated coal revenues associated with customer contracts with fixed pricing and original expected duration of more than one year. Refer to Note 3 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

(3) Accumulated Other Comprehensive Loss
The following tables summarize the changes to accumulated other comprehensive loss during the three months ended March 31, 2025 and 2024:

	Balance January 1, 2025	Other comprehensive income (loss) before reclassifications	Amounts reclassified from accumulated other comprehensive loss	Balance March 31, 2025
Employee benefit costs	$(50,082)	$—	$1,087	$(48,995)

	Balance January 1, 2024	Other comprehensive income (loss) before reclassifications	Amounts reclassified from accumulated other comprehensive loss	Balance March 31, 2024
Employee benefit costs	$(40,587)	$—	$750	$(39,837)

The following table summarizes the amounts reclassified from accumulated other comprehensive loss and the Condensed Consolidated Statements of Operations line items affected by reclassification during the three months ended March 31, 2025 and 2024:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

Details about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss		Affected line item in the Condensed Consolidated Statements of Operations
	Three Months Ended March 31,
	2025	2024
Employee benefit costs:
Amortization of net actuarial loss (1)	$1,390	$964	Miscellaneous expense, net
Income tax expense	(303)	(214)	Income tax benefit (expense)
Total, net of income tax	$1,087	$750
(1) These accumulated other comprehensive loss components are included in the computation of net periodic benefit costs for certain employee benefit plans. Refer to Note 11.

(4) Net (Loss) Income Per Share
The number of shares of common stock used to calculate basic net (loss) income per common share is based on the weighted average number of the Company’s outstanding common shares during the respective period. The number of shares of common stock used to calculate diluted net (loss) income per common share is based on the number of common shares used to calculate basic net (loss) income per common share plus the effect of potentially dilutive securities outstanding during the period, which is determined by the application of the treasury stock method.

When applying the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share of common stock are higher than the Company’s average price per share of common stock during an applicable period. For the three months ended March 31, 2025 and 2024, 26,677 and 0 securities, respectively, were excluded from the computation of dilutive net income per common share because they would have been anti-dilutive.

Anti-dilution also occurs in periods of a net loss, and the dilutive impact of all share-based compensation awards are excluded. For the three months ended March 31, 2025, the weighted average share impact of securities excluded from the shares due to the Company incurring a net loss for the period was 44,687.

The following table presents the net (loss) income per common share for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Basic
Net (loss) income	$(33,947)	$126,995
Weighted average common shares outstanding - basic	13,047,607	13,002,127
Net (loss) income per common share - basic	$(2.60)	$9.77

Diluted
Weighted average common shares outstanding - basic	13,047,607	13,002,127
Dilutive effect of stock-based instruments	—	234,469
Weighted average common shares outstanding - diluted	13,047,607	13,236,596
Net (loss) income per common share - diluted	$(2.60)	$9.59

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
(5) Inventories, net
Inventories, net consisted of the following:

	March 31, 2025	December 31, 2024
Raw coal	$41,429	$39,689
Saleable coal	82,319	65,129
Materials, supplies and other, net	66,345	64,451
Total inventories, net	$190,093	$169,269

(6) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2025	December 31, 2024
Wages and benefits	$57,595	$48,642
Workers’ compensation	9,444	9,444
Black lung	11,209	11,209
Taxes other than income taxes	22,551	27,995
Asset retirement obligations	25,633	29,938
Freight accrual	8,077	16,144
Other	12,784	8,188
Total accrued expenses and other current liabilities	$147,293	$151,560

(7) Long-Term Debt
Long-term debt consisted of the following:

	March 31, 2025	December 31, 2024
Notes payable and other	$1,378	$1,786
Financing leases	3,656	3,998
Total long-term debt	5,034	5,784
Less current portion	(2,669)	(2,916)
Long-term debt, net of current portion	$2,365	$2,868

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
ABL Agreement

On October 27, 2023, the Company, along with certain of its directly and indirectly owned subsidiaries (the “Borrowers”), entered into a credit agreement (the “ABL Agreement”) with Regions Bank, as lender, swingline lender, letter of credit (“LC”) issuer, administrative agent, collateral agent, and lead arranger, along with ServisFirst Bank and Texas Capital Bank, as joint lead arrangers and the other lenders party thereto. The ABL Agreement included an asset-based revolving credit facility (the “ABL Facility”) which allowed the Company to borrow cash or obtain LCs, on a revolving basis, in an aggregate amount of up to $155,000.

On May 6, 2025, the Company amended and extended the ABL Agreement to increase the size of the ABL Facility to $225,000. In addition, the Company may request an increase to the capacity of the facility of up to an additional $75,000 provided that $25,000 shall be solely for the purpose of providing additional availability to obtain cash collateralized LCs. Availability under the ABL Facility is calculated monthly and fluctuates based on qualifying amounts of coal inventory, trade accounts receivable, and in certain circumstances specified amounts of cash. Following the amendment, the ABL Facility matures on May 4, 2029.

Under the amended terms of the ABL Facility, LC fees will be calculated at a rate of 2.25%, 2.50% or 2.75% depending on the level of available capacity under the facility, plus a fronting fee of 0.25%. Any future borrowings will bear interest based on the character of the loan (defined as either a “Term Secured Overnight Financing Rate Loan” (or “Term SOFR Loan”) or a “Base Rate Loan”). Term SOFR Loans bear interest at a rate equal to Term SOFR, plus 0.10% SOFR Adjustment plus an applicable rate of 2.25%, 2.50% or 2.75%, and Base Rate Loans bear interest at a rate equal to the Base Rate plus an applicable margin rate of 1.25%, 1.50% or 1.75%, in each case, depending on the level of available capacity under the facility at the time of the loan. The Company may elect the character and interest period for each loan. All amounts borrowed may be repaid prior to maturity without penalty. A commitment fee of 0.375% will be charged on any unused capacity. As of March 31, 2025 and December 31, 2024, the Company had no amounts borrowed and $42,149 LCs outstanding under the ABL Facility.

The ABL agreement limits the Company’s ability to make certain restricted payments, including the payment of cash dividends and the repurchase of equity shares under its share repurchase program, if the level of cash it maintains at Regions Bank falls below $100,000. The ABL Agreement also contains negative and affirmative covenants and requires the Company to maintain minimum Liquidity, as defined in the ABL Agreement, of $75,000. As of March 31, 2025, the Company’s cash balance at Regions Bank exceeded the $100,000 threshold and the Company is in compliance with all covenants under the ABL Agreement.

(8) Asset Retirement Obligations

The following table summarizes the changes in asset retirement obligations for the three months ended March 31, 2025:

Total asset retirement obligations at December 31, 2024	$219,743
Accretion for the period	5,614
Sites added during the period	476
Revisions in estimated cash flows (1)	(2,972)
Expenditures for the period	(5,258)
Total asset retirement obligations at March 31, 2025	217,603
Less current portion (2)	(25,633)
Long-term portion	$191,970
(1) The revisions in estimated cash flows resulted primarily from changes in mine plans and reclamation timing.
(2) Included within Accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheets. Refer to Note 6.

(9) Fair Value of Financial Instruments and Fair Value Measurements
The estimated fair values of financial instruments are determined based on relevant market information. These estimates involve uncertainty and cannot be determined with precision.
The carrying amounts for cash and cash equivalents, trade accounts receivable, net, prepaid expenses and other current assets, restricted cash, deposits, trade accounts payable, notes payable and other, financing leases, and accrued expenses and

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
other current liabilities approximate fair value as of March 31, 2025 and December 31, 2024 due to the short maturity of these instruments.
The following tables set forth by level, within the fair value hierarchy, the Company’s financial and non-financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2025 and December 31, 2024. Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of fair value for assets and liabilities and their placement within the fair value hierarchy levels.

	March 31, 2025
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities	$42,960	$—	$42,960	$—

	December 31, 2024
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities	$43,131	$—	$43,131	$—

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

(10) Income Taxes

For the three months ended March 31, 2025, the Company recorded income tax benefit of $11,437 on loss before income taxes of $45,384. The income tax benefit differs from the expected statutory amount primarily due to the change in valuation allowance, the permanent impact of percentage depletion, and stock compensation, partially offset by the impact of capital loss carryforward expirations and non-deductible compensation. For the three months ended March 31, 2024, the Company recorded income tax expense of $14,165 on income before income taxes of $141,160. The income tax expense differs from the expected statutory amount primarily due to the permanent impact of percentage depletion, foreign-derived intangible income deductions, and stock compensation, partially offset by the impact of non-deductible compensation and state income taxes, net of federal impact.

(11) Employee Benefit Plans
The components of net periodic benefit cost other than the service cost component for black lung are included in the line item Miscellaneous expense, net in the Condensed Consolidated Statements of Operations.
Pension

The following table details the components of the net periodic benefit cost for pension obligations:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended March 31,
	2025	2024
Interest cost	$5,805	$5,749
Expected return on plan assets	(4,920)	(5,742)
Amortization of net actuarial loss	378	298
Net periodic benefit cost	$1,263	$305

The Company expects to pay $16,516 in minimum required contributions to the pension plan in 2025.

Black Lung

The following table details the components of the net periodic benefit cost for black lung obligations:

	Three Months Ended March 31,
	2025	2024
Service cost	$535	$601
Interest cost	1,463	1,307
Expected return on plan assets	(13)	(13)
Amortization of net actuarial loss	1,076	721
Net periodic benefit cost	$3,061	$2,616

(12) Related Party Transactions
There were no material related party transactions for the three months ended March 31, 2025 or 2024.

As described in Note 10 in the Company’s Annual Report on Form 10-K, the Company routinely provides capital contributions to DTA, its equity method investee. Refer to Notes 13 and 14 for further information.

(13) Commitments and Contingencies
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

Coal royalty expense was $24,085 and $43,828 for the three months ended March 31, 2025 and 2024, respectively.

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

As of March 31, 2025, the Company had $42,149 LCs outstanding under the ABL Facility.

As of March 31, 2025, the Company had outstanding surety bonds with a total face amount of $181,079 to secure various obligations and commitments. To secure the Company’s reclamation-related obligations, the Company has $35,002 of collateral in the form of restricted cash and restricted investments supporting these obligations as of March 31, 2025.

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

Amounts included in restricted cash provide collateral to secure the following obligations:

	March 31, 2025	December 31, 2024
Workers’ compensation and black lung obligations	$114,094	$113,144
Reclamation-related obligations	1,199	697
Financial payments and other performance obligations	8,892	8,742
Total long-term restricted cash	$124,185	$122,583

Amounts included in restricted investments provide collateral to secure the following obligations:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	March 31, 2025	December 31, 2024
Workers’ compensation obligations	$3,134	$3,119
Reclamation-related obligations	33,803	34,018
Financial payments and other performance obligations	6,023	5,994
Total restricted investments (1)	$42,960	$43,131
(1) Classified as long-term trading securities as of March 31, 2025 and December 31, 2024.

Amounts included in deposits provide collateral to secure the following obligations:

	March 31, 2025	December 31, 2024
Workers’ compensation obligations	$4,108	$4,108
Other operating agreements	845	866
Total deposits	4,953	4,974
Less current portion	—	(21)
Total deposits, net of current portion (1)	$4,953	$4,953
(1) Included within Other non-current assets on the Company’s Condensed Consolidated Balance Sheets.

DCMWC Reauthorization Process

In January 2025, the U.S. Department of Labor (“DOL”) published a final rule revising the requirements and procedures for authorizing operators to self-insure their liabilities under the Black Lung Benefits Act (the “2025 Final Rule”), and the Company anticipates it would require a substantial increase in the collateral required to secure self-insured federal black lung obligations. Under the 2025 Final Rule’s 100% minimum collateral requirement, if this requirement is not modified or stayed through legal action, the Company estimates it would be required to provide approximately $80,000 to $100,000 of collateral to secure certain of its black lung obligations. The 2025 Final Rule permits the Company to use combinations of letters of credit, surety bonds, and cash to meet the collateral requirement. The Company received a letter from the Division of Coal Mine Workers’ Compensation (“DCMWC”) dated January 14, 2025, outlining the new procedures and application process for authorizing operators to self-insure under the new regulation. The letter outlined authorization form requirements and provided a 60-day period for the submission of the required documents. Subsequently, on February 20, 2025, the Company received a letter from the DCMWC stating that the 60-day deadline to provide information was no longer applicable and no information was required to be submitted at this time. DCMWC stated that additional guidance would be provided in due course after consultation with new DOL leadership. The Company continues to evaluate the potential impact of the 2025 Final Rule and awaits further communication from the DCMWC.

(d) Legal Proceedings

In December 2024, the state of New York adopted the Climate Change Superfund Act, purporting to impose significant, ongoing cash charges upon a variety of companies involved in the production and use of fossil fuels, including the Company (the “Act”). Other states are contemplating adopting similar laws. The Company believes that the new law is unconstitutional under the U.S. Constitution. In February 2025, the Company, along with numerous U.S. states and other entities involved in the fossil fuel industry, filed a complaint against the attorney general of New York and other New York officials. The complaint was filed in the federal district court for the Northern District of New York and requests that the court (a) declare that the Act is preempted by federal statutes and otherwise violates the U.S. Constitution, (b) declare that the Act is unenforceable, and (c) enjoin the state of New York and its officials from taking any action to implement or enforce the Act. On May 1, 2025, the U.S. Department of Justice and the Environmental Protection Agency filed a similar complaint against the State of New York, Kathleen Hochul in her capacity as Governor, Letitia James in her capacity as New York Attorney General and Amanda Lefton in her capacity as Acting Commissioner of the New York Department of Environmental Conservation in the Southern District of New York, requesting that the court declare the Act unconstitutional and permanently enjoin its implementation or enforcement. Although we believe that the Act is very unlikely to be upheld, the outcome cannot be predicted with certainty. If the Act, or similar acts adopted in other U.S. states, were upheld, the Company’s liquidity would be materially, adversely affected.

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

(14) Segment Information

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

Due to the cessation of mining activity within the Company’s former CAPP – Thermal operating segment in 2023, the Company’s CODM began to manage the Company on a consolidated basis in 2024. As a result, beginning with 2024, Met segment assets and operating results are consistent with consolidated assets and operating results.

During the fourth quarter of 2024, the Company adopted Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which required the Company to present the measure of profit or loss used by the CODM to allocate resources and assess performance whose measurement principles were most consistent with those used in its Consolidated Financial Statements. As a result, the Company changed its reported segment measure of profit and loss to net income.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
Met reportable segment results for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
	2025	2024
Coal revenues	$529,667	$861,283
Other revenues	2,290	2,789
Total revenues	$531,957	$864,072

Non-GAAP Cost of coal sales	$414,669	$504,814
Freight and handling costs	83,924	133,724
Idled and closed mine costs	5,991	9,775
Cost of coal sales (exclusive of items shown separately below)	$504,584	$648,313

Depreciation, depletion and amortization	$43,910	$40,701
Accretion on asset retirement obligations	5,614	6,143
Amortization of acquired intangibles	1,357	1,675
Selling, general and administrative expenses	15,424	22,377
Interest expense	763	1,086
Interest income	(4,046)	(3,971)
Equity loss in affiliates	4,960	1,640
Other segment items (1)	4,775	4,948
Income tax (benefit) expense	(11,437)	14,165
Total other expenses	$61,320	$88,764

Net (loss) income	$(33,947)	$126,995
(1) Other segments items include Other operating loss and Miscellaneous expense, net.
Refer to the Company’s Condensed Consolidated Balance Sheets and Statements of Cash Flows for information on its consolidated assets and capital expenditures. The Company’s investment in equity method investees as of March 31, 2025 and December 31, 2024 was $45,448 and $41,072, respectively. No further segment level asset information is reviewed by the CODM.

The Company markets produced, processed and purchased coal to customers in the United States and in international markets. Revenue is tracked within the Company’s accounting records based on the product destination. The following tables present additional information on the Company’s revenues and top customers:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended March 31,
	2025	2024
Total coal revenues	$529,667	$861,283
Total revenues	$531,957	$864,072
Export coal revenues	$395,715	$701,301
Export coal revenues as % of total coal revenues	75%	81%
Countries with export coal revenue exceeding 10% of total revenues	India	India, Brazil
Top customer as % of total revenues	18%	16%
Top 10 customers as % of total revenues	73%	81%
Number of customers exceeding 10% of total revenues	3	4

	As of March 31,
	2025	2024
Number of customers exceeding 10% of total trade accounts receivable, net	3	3

(15) Subsequent Events

Refer to Note 7 for a subsequent event disclosure regarding an amendment and extension of the ABL Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides a narrative of our results of operations and financial condition for the three months ended March 31, 2025 and 2024. The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and related notes and risk factors included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Market Overview

Metallurgical coal markets remained under pressure during the first few months of 2025, with pricing levels deteriorating during Q1 due to depressed steel demand across the globe. Increased economic uncertainty, exacerbated by significant shifts in trade policy in recent weeks, is expected to elicit continued volatility.

In their World Economic Outlook published on April 22, 2025, the International Monetary Fund (“IMF”) projected a slowdown in economic growth across the world because of newly announced United States tariffs that, if sustained, will be the highest in a century and likely result in a considerably higher global rate if counter tariffs are imposed. The IMF also noted the likelihood of inflation rising in connection with higher tariff rates. The authors of the report acknowledged the complexities and unpredictability of potentially worsening trade tensions, tightened financial conditions, and the effect of tariffs on exchange rates. Importantly, the IMF noted that easing trade policy stances or new trade agreements could immediately and positively influence global growth prospects.

Moving forward, additional shifts in trade, monetary and fiscal policies will influence the health of the global economy and, by extension, the metallurgical coal market. Depending on the severity and longevity of these policy effects, they may result in changes to natural coal trade flows, inflationary pressure on the cost of supplies and materials, or an adverse impact to Alpha’s international competitiveness.

Metallurgical coal prices have experienced further deterioration during the first quarter of 2025. All four indices that Alpha closely monitors fell 8% or more throughout the quarter, with the Australian Premium Low Volatile index representing the most significant drop of 15.5%. The Australian Premium Low Volatile index decreased from $199.90 per metric ton at the beginning of January, to $169.00 per metric ton at the end of March. The U.S. East Coast Low Volatile index fell from $190.00 per metric ton in January to $174.00 per metric ton in March. The U.S. East Coast High Volatile A index decreased from $185.00 per metric ton at the beginning of the quarter to $168.00 per metric ton at quarter close, and the U.S. East Coast High Volatile B index moved from $173.00 per metric ton to $157.00 per metric ton at quarter end. Since then, all four indices have increased from their quarter-end levels. As of April 22, 2025, the Australian Premium Low Volatile index increased from quarter-close levels to $187.60 per metric ton. The U.S. East Coast Low Volatile, High Volatile A, and High Volatile B indices measured $178.00, $170.50, and $159.50 per ton, respectively, as of the same date.

The world manufacturing Purchasing Managers’ Index (“PMI”) recorded a decline in March’s PMI of 50.3, representing a drop from February’s level of 50.6 but remaining above the 50.0 neutral mark. India, a key market for Alpha, indicates healthy manufacturing activity, with a March PMI of 58.1, marking its highest level in eight months, up from 56.3 in February. China’s PMI of 51.2 in March represents a four-month high, rising from its February level of 50.8. The United States’ March PMI fell to 50.2 from 52.7 in February. Brazil’s manufacturing sector PMI of 51.8 in March decreased from February’s PMI of 53.0. Europe’s March PMI of 48.6, up from February’s PMI of 47.6, marks an increase for the third consecutive month but remains in a contractionary environment.

The March 2025 global crude steel production of 166.1 million metric tons from 69 countries, as reported by the World Steel Association, represented an increase of 2.9% compared to March 2024. China, the largest steel-producing country, produced 92.8 million metric tons in March, a 4.6% increase from its year-ago production level. India recorded the largest year-over-year percentage increase in March 2025 steel production, with its 13.8 million metric tons being 7.0% higher than its March 2024 levels. Japan’s 7.2 million metric tons of steel produced in March 2025 was up 0.2% compared to March 2024, while the United States produced 6.7 million metric tons of crude steel in March, down 1.5% from the year-ago period. Of the top ten steel-producing countries, Germany posted the most significant percentage drop of the group, as its 3.1 million metric tons of March production represented an 11.7% decrease from its year-ago figure. Regionally, the Asia and Oceania region, which contains both India and China, produced 123.6 million metric tons of crude steel in March 2025, an increase of 3.9% compared to its March 2024 mark. The European Union’s March 2025 crude steel production of 11.7 million metric tons represented a slight increase of 0.2% from its year-ago period. North America produced 9.2 million metric tons in March, 1.4% more than its March 2024 level.

The American Iron and Steel Institute’s capacity utilization rate for U.S. steel mills was 74.9% for the week ending April 19, 2025. This is down from the year-ago period when the capacity utilization rate was 76.3%.

In the seaborne thermal market, the API2 index was $111.30 per metric ton as of the beginning of January and decreased to $104.25 per metric ton on March 31, 2025.

Business Overview

We are a Tennessee-based mining company with operations in Virginia and West Virginia. With customers across the globe, high-quality reserves and significant port capacity, we are a leading supplier of metallurgical coal products to the steel industry. We operate high-quality, cost-competitive met coal mines across the CAPP coal basin. As of March 31, 2025, our operations consisted of nineteen active mines and eight active coal preparation and load-out facilities, with approximately 3,960 employees. We produce, process, and sell met coal and thermal coal as a byproduct. We also sell coal produced by others, some of which is processed and/or blended with coal produced from our mines prior to resale, with the remainder purchased for resale. As of December 31, 2024, we had 298.6 million tons of reserves, which included 287.8 million tons of proven and probable metallurgical reserves and 10.8 million tons of proven and probable thermal reserves.

For the three months ended March 31, 2025 and 2024, sales of met coal were 3.5 million tons and 4.0 million tons, respectively, and accounted for approximately 92% and 90%, respectively, of our coal sales volume in each period. Sales of thermal coal were 0.3 million tons and 0.4 million tons, respectively, and accounted for approximately 8% and 10%, respectively, of our coal sales volume.

Our sales of met coal were made primarily in several countries in Asia, Europe, and the Americas and to steel companies in the northeastern and midwestern regions of the United States. Our sales of thermal coal were made primarily to large utilities and industrial customers both in the United States and across the world. For the three months ended March 31, 2025 and 2024 approximately 75% and 81%, respectively, of our coal revenues were derived from coal sales made to customers outside the United States.

In addition, we generate other revenues from equipment sales, rentals, terminal and processing fees, coal and environmental analysis fees, royalties and the sale of natural gas. We also record freight and handling fulfillment revenue within coal revenues for freight and handling services provided in delivering coal to certain customers, which are a component of the contractual selling price.

As of March 31, 2025, we have one reportable segment: Met. Refer to Note 14 to our Condensed Consolidated Financial Statements for additional disclosures on reportable segments, geographic areas, and export coal revenue information.

As discussed in the “Market Overview” presented above, metallurgical coal prices remain at lower levels than in recent years due to weak global steel demand which has been influenced by a slowdown in manufacturing activity. Economic pressures, geopolitical uncertainty, and shifting trade policies have also contributed to metallurgical market challenges. Our results of operations for the three months ended March 31, 2025 were impacted by these factors.

Factors Affecting Our Results of Operations

Sales Agreements. We manage our commodity price risk for coal sales through the use of coal supply agreements. As of May 1, 2025, we had sales commitments for 2025 as follows:

	Tons	% Priced	Average Realized Price per Ton
Met - Domestic			$152.05
Met - Export			$113.29
Met Total	14.3 million	50%	$133.04
Thermal	1.0 million	100%	$80.75
Met Segment	15.3 million	55%	$125.90

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

Results of Operations

Our results of operations for the three months ended March 31, 2025 and 2024 are discussed below.

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

Revenues

The following table summarizes information about our revenues during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands, except for per ton data)	2025	2024	$ or Tons	%
Coal revenues	$529,667	$861,283	$(331,616)	(38.5)%
Other revenues	2,290	2,789	(499)	(17.9)%
Total revenues	$531,957	$864,072	$(332,115)	(38.4)%

Tons sold	3,758	4,365	(607)	(13.9)%

Coal revenues. Coal revenues decreased $331.6 million, or 38.5%, for the three months ended March 31, 2025 compared to the prior year period. The decrease was primarily attributable to a 28.6% decline in average coal sales realization as metallurgical coal pricing declined significantly as a result of weakened global steel demand. Coal sales volumes also declined 13.9% due to weather related production and transportation disruptions. Refer to the “Non-GAAP Coal revenues” section below for further detail on coal revenues for the three months ended March 31, 2025 compared to the prior year period.

Cost and Expenses

The following table summarizes information about our costs and expenses during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2025	2024	$	%
Cost of coal sales (exclusive of items shown separately below)	$504,584	$648,313	$(143,729)	(22.2)%
Depreciation, depletion and amortization	43,910	40,701	3,209	7.9%
Accretion on asset retirement obligations	5,614	6,143	(529)	(8.6)%
Amortization of acquired intangibles, net	1,357	1,675	(318)	(19.0)%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	15,424	22,377	(6,953)	(31.1)%
Other operating loss	1,243	2,985	(1,742)	(58.4)%
Total costs and expenses	$572,132	$722,194	$(150,062)	(20.8)%

Cost of coal sales. Cost of coal sales decreased $143.7 million, or 22.2%, for the three months ended March 31, 2025 compared to the prior year period, primarily related to a 13.9% decline in coal sales volumes due to weather related production and transportation disruptions. In addition, average cost of coal sales per ton decreased 9.6% primarily due to reductions in royalties and taxes as well as freight rates as a result of a lower coal pricing environment.
Depreciation, depletion and amortization. Depreciation, depletion and amortization increased $3.2 million, or 7.9%, for the three months ended March 31, 2025 compared to the prior year period. The increase was primarily due to an increase in assets placed in service through March 2025.

Selling, general and administrative. Selling, general and administrative expenses decreased $7.0 million, or 31.1%, for the three months ended March 31, 2025 compared to the prior year period. This decrease was primarily related to decreases of $3.9 million in incentive pay, $2.0 million in wages and benefits expenses, and $0.7 million in professional fees.

Other operating loss. Other operating loss decreased $1.7 million, or 58.4%, for the three months ended March 31, 2025 compared to the prior year period, primarily due to an increase in gain on sale of assets in the current period.

Total Other Expense, Net

The following table summarizes information about our total other expense, net during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2025	2024	$	%
Total other expense, net	$5,209	$718	$4,491	625.5%

Total other expense, net increased $4.5 million, or 625.5%, for the three months ended March 31, 2025 compared to the prior year period, primarily related to increases in equity loss in affiliates and net periodic benefit costs for pension and black lung obligations.

Income Tax (Benefit) Expense

The following table summarizes information about our income tax (benefit) expense during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2025	2024	$	%
Income tax (benefit) expense	$(11,437)	$14,165	$(25,602)	(180.7)%

Income tax benefit of $11.4 million was recorded for the three months ended March 31, 2025 on a loss before income taxes of $45.4 million. The effective tax rate of 25.2 % differs from the federal statutory rate of 21% primarily due to the change in valuation allowance, the permanent impact of percentage depletion, and stock compensation, partially offset by the impact of capital loss carryforward expirations and non-deductible compensation.

Income tax expense of $14.2 million was recorded for the three months ended March 31, 2024 on income before income taxes of $141.2 million. The effective tax rate of 10.0% differs from the federal statutory rate of 21% primarily due to the permanent impact of percentage depletion, foreign-derived intangible income deductions, and stock compensation, partially offset by the impact of non-deductible compensation and state income taxes, net of federal impact. Refer to Note 10 for additional information.

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

Included below are reconciliations of non-GAAP financial measures to GAAP financial measures.

The following tables summarizes certain financial information relating to our coal operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands, except for per ton data)	2025	2024	$ or Tons	%
Coal revenues	$529,667	$861,283	$(331,616)	(38.5)%
Less: Freight and handling fulfillment revenues	(83,924)	(133,724)	49,800	37.2%
Non-GAAP Coal revenues	$445,743	$727,559	$(281,816)	(38.7)%
Non-GAAP Coal sales realization per ton	$118.61	$166.68	$(48.07)	(28.8)%

Cost of coal sales (exclusive of items shown separately below)	$504,584	$648,313	$(143,729)	(22.2)%
Depreciation, depletion and amortization - production (1)	43,592	40,396	3,196	7.9%
Accretion on asset retirement obligations	5,614	6,143	(529)	(8.6)%
Amortization of acquired intangibles, net	1,357	1,675	(318)	(19.0)%
Total Cost of coal sales	555,147	696,527	(141,380)	(20.3)%
Less: Freight and handling costs	(83,924)	(133,724)	49,800	37.2%
Less: Depreciation, depletion and amortization - production (1)	(43,592)	(40,396)	(3,196)	(7.9)%
Less: Accretion on asset retirement obligations	(5,614)	(6,143)	529	8.6%
Less: Amortization of acquired intangibles, net	(1,357)	(1,675)	318	19.0%
Less: Idled and closed mine costs	(5,991)	(9,775)	3,784	38.7%
Non-GAAP Cost of coal sales	$414,669	$504,814	$(90,145)	(17.9)%
Non-GAAP Cost of coal sales per ton	$110.34	$115.65	$(5.31)	(4.6)%

GAAP Coal margin	$(25,480)	$164,756	$(190,236)	(115.5)%
GAAP Coal margin per ton	$(6.78)	$37.74	$(44.52)	(118.0)%

Non GAAP Coal margin	$31,074	$222,745	$(191,671)	(86.0)%
Non GAAP Coal margin per ton	$8.27	$51.03	$(42.76)	(83.8)%

Tons sold	3,758	4,365	(607)	(13.9)%
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

Non-GAAP Coal revenues. Non-GAAP coal revenues decreased $281.8 million, or 38.7%, for the three months ended March 31, 2025 compared to the prior year period. The decrease was primarily due to a $48.07, or 28.8%, reduction in non-GAAP coal sales realization per ton as pricing declined significantly as a result of weakened global steel demand. Coal sales volumes also declined 13.9% due to weather related production and transportation disruptions.

Non-GAAP Cost of coal sales. Non-GAAP cost of coal sales decreased $90.1 million, or 17.9%, for the three months ended March 31, 2025 compared to the prior year period, primarily related to a 13.9% decline in coal sales volumes due to weather related production and transportation disruptions. Average non-GAAP cost of coal sales per ton also decreased $5.31, or 4.6%, due to reductions in royalties and taxes as a result of a lower coal pricing environment.

Adjusted EBITDA

The following table presents a reconciliation of net (loss) income to Adjusted EBITDA for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(In thousands)	2025	2024
Net (loss) income	$(33,947)	$126,995
Interest expense	763	1,086
Interest income	(4,046)	(3,971)
Income tax (benefit) expense	(11,437)	14,165
Depreciation, depletion, and amortization	43,910	40,701
Non-cash stock compensation expense	3,437	2,769
Accretion on asset retirement obligations	5,614	6,143
Amortization of acquired intangibles, net	1,357	1,675
Adjusted EBITDA	$5,651	$189,563

The following table summarizes Adjusted EBITDA:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2025	2024	$	%
Adjusted EBITDA	$5,651	$189,563	$(183,912)	(97.0)%

Adjusted EBITDA decreased $183.9 million, or 97.0%, for the three months ended March 31, 2025 compared to the prior year period, primarily driven by decreased coal margin due to lower non-GAAP coal sales realization per ton in the current period.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are derived from existing unrestricted cash balances, proceeds from future coal sales, and amounts available under our revolving credit agreement. Our primary capital resource requirements stem from the cost of our coal production and purchases, selling and administrative expenses, taxes, capital expenditures, debt service obligations, reclamation obligations, and collateral requirements. As of March 31, 2025, we had $2.4 million of long-term indebtedness outstanding, net of current portion, and no indebtedness and $42.1 million letters of credit (“LCs”) outstanding under our ABL Facility (as defined below).
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

Liquidity

The following table summarizes our total liquidity as of March 31, 2025:

(in thousands)	March 31, 2025
Cash and cash equivalents	$447,990
Credit facility availability (1)	112,851
Minimum liquidity requirement	(75,000)
Total liquidity	$485,841
(1) Comprised of our unused commitments available under our credit agreement entered into on October 27, 2023 (the “ABL Agreement”) after considering $42.1 million of outstanding LCs, subject to limitations described therein.

Cash Collateral

We are required to provide cash collateral to secure our obligations under certain workers’ compensation, black lung, reclamation-related obligations, financial payments and other performance obligations, and other operating agreements. Future regulatory changes relating to these obligations could result in increased obligations, additional costs, or additional collateral requirements which could require greater use of alternative sources of funding for this purpose, which would reduce our liquidity. Refer to the DCMWC Reauthorization Process section below for information related to the new authorization process for self-insured coal mine operators being implemented by the U.S. Department of Labor (Division of Coal Mine Workers’ Compensation). As of March 31, 2025, we had the following cash collateral on our Condensed Consolidated Balance Sheet:

(in thousands)	March 31, 2025
Long-term restricted cash	$124,185
Long-term restricted investments	42,960
Long-term deposits	4,953
Total cash collateral	$172,098

Off-Balance Sheet Arrangements

We are required to provide financial assurance in order to perform the post-mining reclamation required by our mining permits, pay workers’ compensation claims under workers’ compensation laws in various states, pay federal black lung benefits, and perform certain other obligations. In order to provide the required financial assurance, we generally use surety bonds for post-mining reclamation and workers’ compensation obligations. We also use bank LCs to collateralize certain obligations. As of March 31, 2025, we had the following outstanding surety bonds and LCs:

(in thousands)	March 31, 2025
Surety bonds	$181,079
Letters of credit (1)	$42,149
(1) The LCs outstanding are under the ABL Agreement.

Refer to Note 13, part (c) for further disclosures on off-balance sheet arrangements.

Debt Financing

Refer to Note 7 for disclosures on long-term debt including a subsequent event disclosure regarding an amendment and extension of the ABL Facility.

Capital Requirements

Our capital expenditures for the three months ended March 31, 2025 were $38.5 million. We expect to spend between $130 million and $150 million on capital expenditures during 2025. At the midpoint of guidance, this total includes approximately $98 million in sustaining maintenance capital, approximately $32 million in planned projects to invest in mine development, and approximately $10 million in carryover from 2024 due to timing and availability of supplies and contract labor.

Contractual Obligations

Our contractual obligations are discussed in the “Liquidity and Capital Resources—Contractual Obligations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our contractual obligations during the three months ended March 31, 2025.

Refer to Note 7 and Note 13 for additional disclosures on long-term debt and other commitments, respectively.

Business Updates

On March 25, 2025, Moody’s Investors Service assessed our Senior Secured Bank Credit Facility with a B1/LGD4 Rating and maintained our B1 Corporate Family Rating and SGL-2 Speculative Grade Liquidity Rating. The rating outlook was noted as stable. Should we receive any negative outlook ratings in the future, such negative outlook ratings would result in potential liquidity risks for us, including the risks of declines in our stock value, declines in our cash and cash equivalents, less availability and higher costs of additional credit, and requests for additional collateral by surety providers.

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

Income Taxes

As of March 31, 2025, the Company has recorded federal income taxes receivable of $0.5 million. Refer to Note 10 for further disclosures related to income taxes.

Pension Plan

We expect to pay $16.5 million in minimum required contributions to the pension plan in 2025. Refer to Note 11 for further disclosures related to this obligation.

DCMWC Reauthorization Process

In January 2025, the DOL published a final rule revising the requirements and procedures for authorizing operators to self-insure their liabilities under the Black Lung Benefits Act (the “2025 Final Rule”), and we anticipate it would require a substantial increase in the collateral required to secure self-insured federal black lung obligations. Under the 2025 Final Rule’s 100% minimum collateral requirement, if this requirement is not modified or stayed through legal action, we estimate we would be required to provide approximately $80.0 million to $100.0 million of collateral to secure certain of our black lung obligations. The 2025 Final Rule permits us to use combinations of letters of credit, surety bonds, and cash to meet the collateral requirement. We received a letter from the Division of Coal Mine Workers’ Compensation (“DCMWC”) dated January 14, 2025, outlining the new procedures and application process for authorizing operators to self-insure under the new regulation. The letter outlined authorization form requirements and provided a 60-day period for the submission of the required documents. Subsequently, on February 20, 2025, we received a letter from the DCMWC stating that the 60-day deadline to provide information was no longer applicable and no information was required to be submitted at this time. DCMWC stated that additional guidance would be provided in due course after consultation with new DOL leadership. We continue to evaluate the potential impact of the 2025 Final Rule and await further communication from the DCMWC.

New York State Act

In December 2024, the state of New York adopted the Climate Change Superfund Act, purporting to impose significant, ongoing cash charges upon a variety of companies involved in the production and use of fossil fuels, including our company (the “Act”). Other states are contemplating adopting similar laws.

We believe that the new law is unconstitutional under the U.S. Constitution. In February 2025, we, along with numerous U.S. states and other entities involved in the fossil fuel industry, filed a complaint against the attorney general of New York and other New York officials. The complaint was filed in the federal district court for the Northern District of New York and requests that the court (a) declare that the Act is preempted by federal statutes and otherwise violates the U.S. Constitution, (b) declare that the Act is unenforceable, and (c) enjoin the state of New York and its officials from taking any action to implement or enforce the Act. On May 1, 2025, the U.S. Department of Justice and the Environmental Protection Agency filed a similar complaint against the State of New York, Kathleen Hochul in her capacity as Governor, Letitia James in her capacity as New York Attorney General and Amanda Lefton in her capacity as Acting Commissioner of the New York Department of Environmental Conservation in the Southern District of New York, requesting that the court declare the Act unconstitutional and permanently enjoin its implementation or enforcement.

Although we believe that the Act is very unlikely to be upheld, the outcome cannot be predicted with certainty. If the Act, or similar acts adopted in other U.S. states, were upheld, our liquidity would be materially, adversely affected.

Respirable Crystalline Silica Final Rule

In April 2024, MSHA issued its final rule, Lowering Miners’ Exposure to Respirable Crystalline Silica and Improving Respiratory Protection, to reduce miner exposures to respirable crystalline silica and improve respiratory protection for all airborne hazards. The final rule lowers the permissible exposure limit of respirable crystalline silica at 50 micrograms per cubic meter of air (µg/m3) for a full shift exposure, calculated as an 8-hour time weighted average, for all miners. The final rule also includes other requirements to protect miner health and update existing respiratory protection requirements. For coal mine operators, the deadline for compliance with the new rule is April 14, 2025. On April 4, 2025, the U.S. Court of Appeals for the Eighth Circuit (“Court”) granted a temporary administrative stay on the enforcement of the final rule. The Court will now consider whether to block enforcement permanently or allow enforcement to begin. Our compliance with these or any other new health and safety regulations could increase our mining costs substantially. Further, if we were ever found to be in violation of these regulations, we could face penalties or restrictions that may materially and adversely affect our operations, financial results and liquidity.

Climate Effect Disclosures

In March 2024, the Securities and Exchange Commission (“SEC”) adopted new rules requiring issuers to disclose certain climate-related information beginning in 2025. Shortly following their release, the rules were stayed by a federal court. The SEC subsequently stayed the rules pending resolution of ongoing litigation. On February 11, 2025, the SEC announced it will pause litigation of the climate disclosure rule. We cannot be certain whether or when these rules will take effect or what form they may ultimately take. It is therefore not presently possible to estimate reliably the potential effects of the rules upon the company, including the potential costs associated with compliance.

Share Repurchase Program

Refer to “Unregistered Sales of Equity Securities and Use of Proceeds” for information on the share repurchase program.

Cash Flows

Cash, cash equivalents, and restricted cash decreased by $32.0 million and increased by $7.2 million over the three months ended March 31, 2025 and 2024, respectively. The net change in cash, cash equivalents, and restricted cash was attributable to the following:

	Three Months Ended March 31,
	2025	2024
Cash flows (in thousands):
Net cash provided by operating activities	$22,181	$196,074
Net cash used in investing activities	(47,775)	(68,859)
Net cash used in financing activities	(6,392)	(120,027)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(31,986)	$7,188

Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2025 decreased compared to the prior year primarily due to a reduction in Met segment non-GAAP coal margin as discussed above in “Results of Operations”.

Investing Activities. The decrease in net cash used in investing activities for the three months ended March 31, 2025 compared to the prior year period was primarily related to a reduction in the level of capital expenditures. In recent years, capital expenditures were above routine maintenance levels as we invested in upgrading and improving facilities and equipment and the development of new mines. Capital expenditures for 2025 are lower given the significant expenditures in prior years combined with the temporary idling of our Checkmate mine in the fourth quarter of 2024 and an increased focus on cost control given the softening in the metallurgical coal pricing environment.

Financing Activities. The decrease in net cash used in financing activities for the three months ended March 31, 2025 compared to the prior year period was primarily driven by a reduction in the level of common stock repurchases, as share repurchases under our share repurchase program were suspended in the second quarter of 2024, and a reduction in common shares repurchased upon the vesting of stock grants.

Analysis of Material Debt Covenants

We were in compliance with all covenants under the ABL Agreement as of March 31, 2025, including the requirement that we maintain minimum liquidity, as defined in the ABL Agreement, of $75.0 million. A breach of the covenants in the ABL Agreement could result in a default under the terms of the agreement, and the respective lenders could then elect to declare any amounts borrowed due and payable and require outstanding LCs to be cash collateralized. In addition, a default under the terms of the agreement would inhibit our ability to make certain restricted payments, as defined in the ABL Agreement, including the Company’s ability to repurchase shares of the Company’s common stock.

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

Our critical accounting policies are discussed in the “Critical Accounting Policies and Estimates” section contained in our Annual Report on Form 10-K for the year ended December 31, 2024. Our critical accounting policies remain unchanged at March 31, 2025. During the quarter ended March 31, 2025, due to recent declines in metallurgical coal spot pricing, our Power Mountain, Elk Run and Kepler mining complexes were tested for impairment. Estimated future undiscounted cash flows were projected to significantly exceed each complex’s respective carrying value and no impairment charges were required. However, estimates of future cash flows are based on assumptions including future sales volumes, coal pricing, and production costs and changes in any of these assumptions could materially impact projected cash flows. Future impairment charges may occur if projected coal pricing weakens further or if mines are required to be idled for extended periods.

Additionally, refer to the Recent Accounting Guidance section in Note 1 for further information.

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

The market price of diesel fuel fluctuates due to changes in production, seasonality, and other market factors generally outside of our control. Increased fuel costs may have a negative impact on our results of operations and financial condition. As of March 31, 2025, our forecasted diesel fuel usage and fixed price diesel fuel purchase commitments for 2025 are as follows:

	Budgeted Usage in Gallons	% Priced	Average Realized Price per Gallon
Diesel fuel	21.4 million	81.6%	$2.81

Interest Rate Risk

As of March 31, 2025, we maintain a senior secured asset-based revolving credit facility, under which we may borrow up to $155.0 million (less amounts outstanding for LCs). Any cash borrowings under the facility would bear a floating rate of interest. No cash borrowings were outstanding under the facility as of March 31, 2025 or December 31, 2024. Refer to Note 7 for additional information. Also refer to the “Financial Statements and Supplementary Data—Note 13” section contained in our Annual Report on Form 10-K for the year ended December 31, 2024 for discussion on the terms of our long-term debt.

As of March 31, 2025 and December 31, 2024, we had investments in trading securities of $43.0 million and $43.1 million, respectively, primarily consisting of U.S. government securities. While the fair value of these investments is exposed to risk with respect to changes in market rates of interest, we do not believe exposure to changes in interest rates is material to our Condensed Consolidated Financial Statements. We manage risk by investing in shorter term highly rated debt obligations. As of March 31, 2025 and December 31, 2024, the remaining maturities of our acquired debt securities was less than 12 months.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of March 31, 2025. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of March 31, 2025.

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

Part II - Other Information

Item 1. Legal Proceedings

For a description of the Company’s legal proceedings, refer to Note 13, part (d), to the unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factor below and the factors discussed in the “Risk Factors” section contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, together with the cautionary statement under the caption “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. These described risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

A period of sustained low demand for metallurgical coal (or “met coal”) by U.S. and foreign customers and the potential for negative trade impacts resulting from changing and unpredictable tariff policies could reduce the price of our coal, which would reduce our revenues.

Alpha produces coal that is sold directly to both U.S. and foreign customers and indirectly to foreign customers through U.S.-based companies. For the three months ended March 31, 2025 and the year ended December 31, 2024, coal export revenues accounted for approximately 75% and 78% of our coal revenues, respectively.

For the three months ended March 31, 2025 and the year ended December 31, 2024, met coal accounted for approximately 95% and 97% of our coal revenues, respectively. Any deterioration in conditions in the U.S. or foreign steel industries, including the demand for steel and the continued financial viability of the industry, could reduce the demand for our met coal and could impact the collectability of our accounts receivable from U.S. or foreign steel industry customers.

The demand for foreign-produced steel both in foreign markets and in the U.S. market also depends substantially on other factors such as tariff rates on steel. For example, in March 2025, President Trump implemented 25% tariffs, in addition to any existing special rates, on steel and aluminum pursuant to Section 232 of the Trade Expansion Act of 1962. These tariffs may lead to generally higher rates of steel production in the U.S. and therefore greater domestic demand for met coal. However, Alpha’s export customers include foreign steel producers who may be markedly affected by these and similar tariffs to the extent their imports into the U.S. are curtailed as a result of tariffs. Retaliatory tariffs by foreign nations have already limited international trade and may adversely impact global economic conditions. Additional or augmented tariffs proposed and enacted under the Trump administration could in turn provoke additional retaliatory tariffs.

Further, as noted by the Federal Reserve’s April 2025 Beige Book, “uncertainty around international trade policy was pervasive” in early 2025, and in many sectors companies have, because of “on-again, off-again tariffs,” delayed capital expenditures and expressed concern regarding increasing inflationary pressures and the health of the U.S. economy generally. Alpha’s ability to plan for future economic conditions is similarly limited by unpredictably evolving trade policies, and this limitation could negatively affect our future operating results.

In addition, the steel industry’s demand for met coal is affected by a number of factors, including the variable nature of that industry’s business, technological developments in the steel-making process and the availability of substitutes for steel, such as aluminum, composites and plastics. The U.S. steel industry increasingly relies on processes to make steel that do not use coke, such as electric arc furnaces or pulverized coal processes. As this trend continues, the amount of met coal that we sell and the prices that we receive for it in the U.S. could decrease, thereby reducing our revenues and adversely impacting our earnings and the value of our coal reserves. Lower demand for met coal in international markets for any reason would reduce the amount of met coal that we sell and the prices that we receive for it, thereby reducing our revenues and adversely impacting our earnings and the value of our coal reserves. Foreign government policies related to coal production and consumption could also negatively impact pricing and demand for our products.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Common Stock

The following table reflects the remaining amount available for repurchases pursuant to the Company’s common share repurchase programs:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (2)(3)(4)
January 1, 2025 through January 31, 2025	26,519	$194.39	—	$401,283
February 1, 2025 through February 28, 2025	—	$—	—	$401,283
March 1, 2025 through March 31, 2025	—	$—	—	$401,283
	26,519		—
(1) All 26,519 common shares were repurchased from employees to satisfy the employees’ statutory tax withholdings upon the vesting of stock grants. Shares that are repurchased to satisfy the employees’ statutory tax withholdings are recorded in treasury stock at cost.
(2) The total authorization to repurchase the Company’s stock under the existing common share repurchase program adopted by the Company’s Board of Directors on March 4, 2022 is $1.5 billion.
(3) The Company adopted a capital return program in 2019, including a stock repurchase plan with no expiration date that permitted the Company to repurchase up to an aggregate amount of $100 million of the Company's common stock, of which $67.6 million remains available. This amount is not included in the table above as the Company suspended this stock repurchase plan on October 1, 2019 and does not currently intend to make further repurchases under it.
(4) The Company cannot estimate the number of shares that will be repurchased because decisions to purchase are subject to market and business conditions, levels of available liquidity, our cash needs, restrictions under agreements or obligations, legal or regulatory requirements or restrictions, and other relevant factors. This amount does not include stock repurchase related fees and excise taxes.

Item 4. Mine Safety Disclosures

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

Item 5. Other Information

(a) On May 6, 2025, the Company entered into the First Amendment to Credit Agreement and Security Agreement (the “First Amendment”), which amends (i) the Credit Agreement dated as of October 27, 2023 (the “Credit Agreement”), by and among the Company, certain Subsidiaries of the Company, as borrowers (the “Borrowers”), the other credit parties party thereto from time to time, as guarantors (the “Guarantors”), the lenders party thereto from time to time and Regions Bank, as administrative agent, collateral agent, swingline lender and LC issuer (the “Agent”), and (ii) the Security Agreement dated as of October 27, 2023, by and among the Company, the other Borrowers, the Guarantors and the Agent.

Pursuant to the First Amendment, the Credit Agreement was amended to, among other changes, (i) increase the revolving commitments, and the letter of credit sublimit, under the Credit Agreement to $225 million, (ii) increase the swingline sublimit to $22.5 million, (iii) reduce the interest rate margin range to 2.25%-2.75% for Term SOFR Loans and 1.25%-1.75% for Base Rate Loans, in each case, based on quarterly average excess availability, (iv) extend the stated revolving commitment termination date to May 4, 2029, and (v) permit the incurrence of up to $500 million of senior secured notes or senior unsecured convertible notes subject to the satisfaction of certain terms and conditions, including, without limitation, the execution and delivery of an acceptable intercreditor agreement in connection with the incurrence of any indebtedness in the form of senior secured notes.

The above summary of the First Amendment is not a complete description thereof and is qualified in its entirety by the full text of such agreement which is filed as Exhibit 10.1 and incorporated herein by reference.

(b) None.

(c) Trading Plans

During the quarter ended March 31, 2025, no director or officer adopted or terminated:

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
10.1*
First Amendment to Credit Agreement and Security Agreement, dated as of May 6, 2025, by and among Alpha Metallurgical Resources, Inc. and certain of its subsidiaries as Borrowers and/or Guarantors, Regions Bank as Lender, Swing Line Lender, LC Issuer, Administrative Agent and Collateral Agent, and other Lenders from time to time party thereto

31*	Certifications Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32**	Certifications Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002
95*	Mine Safety Disclosure Exhibit
101*
The following financial information from Alpha Metallurgical Resources, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the duly authorized undersigned.

ALPHA METALLURGICAL RESOURCES, INC.
Date: May 9, 2025	By:	/s/ J. Todd Munsey
	Name:	J. Todd Munsey
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)