Form 10-Q
period 2025-09-30
Alpha Metallurgical Resources, Inc.
filed 2025-11-06
CIK 1704715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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

Number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of October 31, 2025: 12,858,024

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

Part I - Financial Information

Item 1. Financial Statements

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Coal revenues	$525,203	$669,783	$1,603,545	$2,331,196
Other revenues	1,575	2,114	5,464	8,742
Total revenues	526,778	671,897	1,609,009	2,339,938
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	461,635	598,725	1,446,172	1,910,847
Depreciation, depletion and amortization	43,899	42,414	132,631	126,495
Accretion on asset retirement obligations	5,503	6,326	16,625	18,726
Amortization of acquired intangibles, net	1,357	1,675	4,071	5,025
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	15,697	15,987	46,337	57,169
Other operating loss	1,209	1,461	3,215	3,813
Total costs and expenses	529,300	666,588	1,649,051	2,122,075
Income (loss) from operations	(2,522)	5,309	(40,042)	217,863
Other (expense) income:
Interest expense	(765)	(1,041)	(2,289)	(3,228)
Interest income	3,948	5,145	12,193	13,256
Equity loss in affiliates	(6,240)	(7,011)	(19,936)	(14,568)
Miscellaneous expense, net	(3,266)	(2,685)	(10,357)	(8,259)
Total other expense, net	(6,323)	(5,592)	(20,389)	(12,799)
(Loss) income before income taxes	(8,845)	(283)	(60,431)	205,064
Income tax benefit (expense)	3,330	4,087	16,015	(15,356)
Net (loss) income	$(5,515)	$3,804	$(44,416)	$189,708

Basic (loss) income per common share	$(0.42)	$0.29	$(3.41)	$14.58
Diluted (loss) income per common share	$(0.42)	$0.29	$(3.41)	$14.43

Weighted average shares – basic	13,015,413	13,017,820	13,040,138	13,011,234
Weighted average shares – diluted	13,015,413	13,092,019	13,040,138	13,146,566

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(5,515)	$3,804	$(44,416)	$189,708
Other comprehensive (loss) income, net of tax:
Employee benefit plans:
Amortization of and adjustments to employee benefit costs	1,411	308	2,555	(9,630)
Income tax (expense) benefit	(307)	(68)	(556)	2,137
Total other comprehensive income (loss), net of tax	1,104	240	1,999	(7,493)
Total comprehensive (loss) income	$(4,411)	$4,044	$(42,417)	$182,215
Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$408,519	$481,578
Short-term investments	49,405	—
Trade accounts receivable, net of allowance for credit losses of $2,542 and $2,396 as of September 30, 2025 and December 31, 2024, respectively	289,182	362,141
Inventories, net	210,030	169,269
Prepaid expenses and other current assets	32,808	23,681
Total current assets	989,944	1,036,669
Property, plant, and equipment, net of accumulated depreciation and amortization of $759,337 and $667,260 as of September 30, 2025 and December 31, 2024, respectively	614,196	634,871
Owned and leased mineral rights, net of accumulated depletion and amortization of $146,498 and $124,965 as of September 30, 2025 and December 31, 2024, respectively	421,583	443,467
Other acquired intangibles, net of accumulated amortization of $45,515 and $41,444 as of September 30, 2025 and December 31, 2024, respectively	35,808	39,879
Long-term restricted cash	125,796	122,583
Long-term restricted investments	34,201	43,131
Deferred income taxes	6,981	6,516
Other non-current assets	116,790	111,592
Total assets	$2,345,299	$2,438,708
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$2,119	$2,916
Trade accounts payable	83,355	96,633
Accrued expenses and other current liabilities	165,061	151,560
Total current liabilities	250,535	251,109
Long-term debt	2,854	2,868
Workers’ compensation and black lung obligations	178,233	182,961
Pension obligations	87,995	100,597
Asset retirement obligations	187,216	189,805
Deferred income taxes	25,510	40,486
Other non-current liabilities	20,832	21,385
Total liabilities	753,175	789,211
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Preferred stock - par value $0.01, 5,000,000 shares authorized, none issued	—	—
Common stock - par value $0.01, 50,000,000 shares authorized, 22,437,379 issued and 12,919,308 outstanding at September 30, 2025 and 22,383,325 issued and 13,016,390 outstanding at December 31, 2024	224	224
Additional paid-in capital	848,838	839,804
Accumulated other comprehensive loss	(48,083)	(50,082)
Treasury stock, at cost: 9,518,071 shares at September 30, 2025 and 9,366,935 shares at December 31, 2024	(1,320,825)	(1,296,916)
Retained earnings	2,111,970	2,156,467
Total stockholders’ equity	1,592,124	1,649,497
Total liabilities and stockholders’ equity	$2,345,299	$2,438,708
Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net (loss) income	$(44,416)	$189,708
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	132,631	126,495
Amortization of acquired intangibles, net	4,071	5,025
Amortization of debt issuance costs and accretion of debt discount	889	839
Loss on disposal of assets	860	31
Accretion on asset retirement obligations	16,625	18,726
Employee benefit plans, net	19,369	15,123
Deferred income taxes	(15,997)	3,254
Stock-based compensation	10,405	9,317
Equity loss in affiliates	19,936	14,568
Other, net	(2,054)	(97)
Changes in operating assets and liabilities	(16,359)	140,672
Net cash provided by operating activities	125,960	523,661
Investing activities:
Capital expenditures	(98,196)	(156,167)
Proceeds from disposal of assets	101	763
Purchases of investment securities	(87,973)	(37,015)
Sales and maturities of investment securities	48,739	36,529
Capital contributions to equity affiliates	(28,405)	(22,865)
Other, net	42	24
Net cash used in investing activities	(165,692)	(178,731)
Financing activities:
Principal repayments of long-term debt	(1,362)	(1,748)
Debt issuance costs	(2,159)	—
Dividend equivalents paid	(415)	(3,077)
Common stock repurchases and related expenses	(25,153)	(117,648)
Other, net	(1,025)	(945)
Net cash used in financing activities	(30,114)	(123,418)
Net (decrease) increase in cash and cash equivalents and restricted cash	(69,846)	221,512
Cash and cash equivalents and restricted cash at beginning of period	604,161	384,125
Cash and cash equivalents and restricted cash at end of period	$534,315	$605,637

Supplemental disclosure of noncash investing and financing activities:
Accrued capital expenditures	$11,559	$6,845
Accrued stock repurchase excise tax	$127	$4,652

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	As of September 30,
	2025	2024
Cash and cash equivalents	$408,519	$484,560
Long-term restricted cash	125,796	121,077
Total cash and cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$534,315	$605,637

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Treasury Stock at Cost	Retained Earnings	Total Stockholders’ Equity
Balances, December 31, 2023	$221	$834,482	$(40,587)	$(1,189,715)	$1,969,527	$1,573,928
Net income	—	—	—	—	126,995	126,995
Other comprehensive income, net	—	—	750	—	—	750
Stock-based compensation, issuance of common stock for share vesting, and common stock reissuances	3	(3,946)	—	6,712	—	2,769
Common stock repurchases and related expenses	—	—	—	(112,636)	—	(112,636)
Dividend equivalents	—	—	—	—	(662)	(662)
Balances, March 31, 2024	$224	$830,536	$(39,837)	$(1,295,639)	$2,095,860	$1,591,144
Net income	—	—	—	—	58,909	58,909
Other comprehensive loss, net	—	—	(8,483)	—	—	(8,483)
Stock-based compensation, issuance of common stock for share vesting, and common stock reissuances	—	3,254	—	281	—	3,535
Common stock repurchases and related expenses	—	—	—	(1,558)	—	(1,558)
Dividend equivalents	—	—	—	—	23	23
Balances, June 30, 2024	$224	$833,790	$(48,320)	$(1,296,916)	$2,154,792	$1,643,570
Net income	—	—	—	—	3,804	3,804
Other comprehensive income, net	—	—	240	—	—	240
Stock-based compensation	—	3,013	—	—	—	3,013
Balances, September 30, 2024	$224	$836,803	$(48,080)	$(1,296,916)	$2,158,596	$1,650,627

Balances, December 31, 2024	$224	$839,804	$(50,082)	$(1,296,916)	$2,156,467	$1,649,497
Net loss	—	—	—	—	(33,947)	(33,947)
Other comprehensive income, net	—	—	1,087	—	—	1,087
Stock-based compensation, issuance of common stock for share vesting, and common stock reissuances	—	2,066	—	1,371	—	3,437
Common stock repurchases and related expenses	—	—	—	(5,155)	—	(5,155)
Dividend equivalents	—	—	—	—	(81)	(81)
Balances, March 31, 2025	$224	$841,870	$(48,995)	$(1,300,700)	$2,122,439	$1,614,838
Net loss	—	—	—	—	(4,954)	(4,954)
Other comprehensive loss, net	—	—	(192)	—	—	(192)
Stock-based compensation and issuance of common stock for share vesting	—	4,018	—	—	—	4,018
Balances, June 30, 2025	$224	$845,888	$(49,187)	$(1,300,700)	$2,117,485	$1,613,710
Net loss	—	—	—	—	(5,515)	(5,515)
Other comprehensive income, net	—	—	1,104	—	—	1,104
Stock-based compensation	—	2,950	—	—	—	2,950

Common stock repurchases and related expenses	—	—	—	(20,125)	—	(20,125)
Balances, September 30, 2025	$224	$848,838	$(48,083)	$(1,320,825)	$2,111,970	$1,592,124
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

The Condensed Consolidated Financial Statements include all wholly-owned subsidiaries’ results of operations for the three and nine months ended September 30, 2025 and 2024. All significant intercompany transactions have been eliminated in consolidation.

The accompanying interim Condensed Consolidated Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP as long as the financial statements are not misleading. In the opinion of management, these interim Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or any other period. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Export met coal revenues	$367,822	$501,173	$1,122,583	$1,808,088
Export thermal coal revenues	11,507	11,731	47,440	52,977
Total export coal revenues	$379,329	$512,904	$1,170,023	$1,861,065

Domestic met coal revenues	$133,607	$149,653	$409,646	$448,763
Domestic thermal coal revenues	12,267	7,226	23,876	21,368
Total domestic coal revenues	$145,874	$156,879	$433,522	$470,131

Total met coal revenues	$501,429	$650,826	$1,532,229	$2,256,851
Total thermal coal revenues	23,774	18,957	71,316	74,345
Total coal revenues	$525,203	$669,783	$1,603,545	$2,331,196
Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied as of September 30, 2025:

	Remainder of 2025	2026	2027	2028	2029	Total
Estimated coal revenues (1)	$6,530	$32,847	$12,300	$—	$—	$51,677
(1) Amounts only include estimated coal revenues associated with customer contracts with fixed pricing and original expected duration of more than one year. Refer to Note 3 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

(3) Accumulated Other Comprehensive Loss
The following tables summarize the changes to accumulated other comprehensive loss during the nine months ended September 30, 2025 and 2024:

	Balance January 1, 2025	Other comprehensive loss before reclassifications	Amounts reclassified from accumulated other comprehensive loss	Balance September 30, 2025
Employee benefit costs	$(50,082)	$(1,312)	$3,311	$(48,083)

	Balance January 1, 2024	Other comprehensive loss before reclassifications	Amounts reclassified from accumulated other comprehensive loss	Balance September 30, 2024
Employee benefit costs	$(40,587)	$(10,079)	$2,586	$(48,080)

The following table summarizes the amounts reclassified from accumulated other comprehensive loss and the Condensed Consolidated Statements of Operations line items affected by reclassification during the three and nine months ended September 30, 2025 and 2024:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

Details about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss				Affected line item in the Condensed Consolidated Statements of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Employee benefit costs:
Amortization of net actuarial loss (1)	$1,411	$1,127	$4,233	$3,323	Miscellaneous expense, net
Income tax expense	(307)	(250)	(922)	(737)	Income tax benefit (expense)
Total, net of income tax	$1,104	$877	$3,311	$2,586
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

When applying the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share of common stock are higher than the Company’s average price per share of common stock during an applicable period. For the three and nine months ended September 30, 2025, 16,545 and 15,930 securities, respectively, were excluded from the computation of dilutive net income per common share because they would have been anti-dilutive. For the three and nine months ended September 30, 2024, 24,894 and 12,727 securities, respectively, were excluded from the computation of dilutive net income per common share because they would have been anti-dilutive.

Anti-dilution also occurs in periods of a net loss, and the dilutive impact of all share-based compensation awards are excluded. For the three and nine months ended September 30, 2025, the weighted average share impact of securities excluded from the shares due to the Company incurring a net loss for the period was 26,377 and 28,742, respectively.

The following table presents the net (loss) income per common share for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic
Net (loss) income	$(5,515)	$3,804	$(44,416)	$189,708
Weighted average common shares outstanding - basic	13,015,413	13,017,820	13,040,138	13,011,234
Net (loss) income per common share - basic	$(0.42)	$0.29	$(3.41)	$14.58

Diluted
Weighted average common shares outstanding - basic	13,015,413	13,017,820	13,040,138	13,011,234
Dilutive effect of stock-based instruments	—	74,199	—	135,332
Weighted average common shares outstanding - diluted	13,015,413	13,092,019	13,040,138	13,146,566
Net (loss) income per common share - diluted	$(0.42)	$0.29	$(3.41)	$14.43

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
(5) Inventories, net
Inventories, net consisted of the following:

	September 30, 2025	December 31, 2024
Raw coal	$41,272	$39,689
Saleable coal	102,122	65,129
Materials, supplies and other, net	66,636	64,451
Total inventories, net	$210,030	$169,269

(6) Capital Stock
Share Repurchase Program
The total authorization to repurchase the Company’s stock under the existing common share repurchase program adopted by the Company’s Board of Directors on March 4, 2022 is $1,500,000. As of September 30, 2025, the Company had repurchased an aggregate of 6,765,050 shares under the plan for an aggregate purchase price of approximately $1,118,915 (comprised of $1,118,711 of share repurchases and $204 of related fees). The Company has also accrued a stock repurchase excise tax of $127 related to the share repurchase program as of September 30, 2025, which is recorded in treasury stock at cost.

(7) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2025	December 31, 2024
Wages and benefits	$68,197	$48,642
Workers’ compensation	9,444	9,444
Black lung	11,209	11,209
Taxes other than income taxes	24,730	27,995
Asset retirement obligations	34,957	29,938
Freight accrual	8,167	16,144
Other	8,357	8,188
Total accrued expenses and other current liabilities	$165,061	$151,560

(8) Long-Term Debt
Long-term debt consisted of the following:

	September 30, 2025	December 31, 2024
Notes payable and other	$1,857	$1,786
Financing leases	3,116	3,998
Total long-term debt	4,973	5,784
Less current portion	(2,119)	(2,916)
Long-term debt, net of current portion	$2,854	$2,868

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

Under the amended terms of the ABL Facility, LC fees will be calculated at a rate of 2.25%, 2.50% or 2.75% depending on the level of available capacity under the facility, plus a fronting fee of 0.25%. Any future borrowings will bear interest based on the character of the loan (defined as either a “Term Secured Overnight Financing Rate Loan” (or “Term SOFR Loan”) or a “Base Rate Loan”). Term SOFR Loans bear interest at a rate equal to Term SOFR, plus 0.10% SOFR Adjustment plus an applicable rate of 2.25%, 2.50% or 2.75%, and Base Rate Loans bear interest at a rate equal to the Base Rate plus an applicable margin rate of 1.25%, 1.50% or 1.75%, in each case, depending on the level of available capacity under the facility at the time of the loan. The Company may elect the character and interest period for each loan. All amounts borrowed may be repaid prior to maturity without penalty. A commitment fee of 0.375% will be charged on any unused capacity. As of September 30, 2025 and December 31, 2024, the Company had no amounts borrowed and $39,454 and $42,149 LCs outstanding under the ABL Facility, respectively.

The ABL agreement limits the Company’s ability to make certain restricted payments, including the payment of cash dividends and the repurchase of equity shares under its share repurchase program, if the level of cash it maintains at Regions Bank falls below $100,000. The ABL Agreement also contains negative and affirmative covenants and requires the Company to maintain minimum Liquidity, as defined in the ABL Agreement, of $75,000. As of September 30, 2025, the Company’s cash balance at Regions Bank exceeded the $100,000 threshold and the Company is in compliance with all covenants under the ABL Agreement.

(9) Asset Retirement Obligations

The following table summarizes the changes in asset retirement obligations for the nine months ended September 30, 2025:

Total asset retirement obligations at December 31, 2024	$219,743
Accretion for the period	16,625
Sites added during the period	475
Revisions in estimated cash flows (1)	(3,200)
Expenditures for the period	(11,470)
Total asset retirement obligations at September 30, 2025	222,173
Less current portion (2)	(34,957)
Long-term portion	$187,216
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
The carrying amounts for cash and cash equivalents, trade accounts receivable, net, prepaid expenses and other current assets, restricted cash, deposits, trade accounts payable, notes payable and other, financing leases, and accrued expenses and other current liabilities approximate fair value as of September 30, 2025 and December 31, 2024 due to the short maturity of these instruments.
The following tables set forth by level, within the fair value hierarchy, the Company’s financial and non-financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2025 and December 31, 2024. Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of fair value for assets and liabilities and their placement within the fair value hierarchy levels.

	September 30, 2025
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities (1)	$83,606	$—	$83,606	$—
(1) Includes $49,405 classified as Short-term investments and $34,201 classified as Long-term restricted investments on the Company’s Condensed Consolidated Balance Sheets.

	December 31, 2024
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities (1)	$43,131	$—	$43,131	$—
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

(11) Income Taxes

For the nine months ended September 30, 2025, the Company recorded income tax benefit of $16,015 on loss before income taxes of $60,431. The income tax benefit differs from the expected statutory amount primarily due to the change in valuation allowance, the permanent impact of percentage depletion, and stock compensation, partially offset by the impact of capital loss carryforward expirations, non-deductible compensation, and state income taxes, net of federal impact. For the nine months ended September 30, 2024, the Company recorded income tax expense of $15,356 on income before income taxes of

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
$205,064. The income tax expense differs from the expected statutory amount primarily due to the permanent impact of stock compensation and percentage depletion, partially offset by the impact of non-deductible compensation.

On July 4, 2025, President Trump signed into law legislation commonly referred to as the “One Big Beautiful Bill Act” (“OBBBA”). Changes made by the OBBBA include the reinstatement of 100% bonus depreciation, the reinstatement of immediate expensing for domestic research and experimentation costs, changes to the calculation of the foreign-derived intangible income deduction and the interest expense limitation, and the addition of metallurgical coal to the list of “applicable critical minerals” for purposes of the Section 45X credit. The Section 45X credit (also known as the advanced manufacturing production credit), as amended, provides a refundable tax credit equal to 2.5% of the production costs for metallurgical coal produced during tax years 2026 through 2029. The Company incorporated the effects of the OBBBA in its income tax provision for the quarter ended September 30, 2025 and noted no material impacts to the Company’s estimated annual effective tax rate.

(12) Employee Benefit Plans
The components of net periodic benefit cost other than the service cost component for black lung are included in the line item Miscellaneous expense, net in the Condensed Consolidated Statements of Operations.
Pension

The following table details the components of the net periodic benefit cost for pension obligations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest cost	$5,814	$5,939	$17,440	$17,754
Expected return on plan assets	(4,918)	(5,230)	(14,754)	(15,685)
Amortization of net actuarial loss	399	459	1,198	1,323
Net periodic benefit cost	$1,295	$1,168	$3,884	$3,392

During the nine months ended September 30, 2025, an annual census data actuarial revaluation of pension obligations was performed, which resulted in an increase in the liability for pension obligations of approximately $1,679 with the offset to accumulated other comprehensive loss and a slight increase in net periodic benefit cost to be recognized subsequent to the revaluation date. An annual census data actuarial revaluation of pension obligations was also performed during the nine months ended September 30, 2024, which resulted in an increase in the liability for pension obligations of approximately $12,953 with the offset to accumulated other comprehensive loss and an increase in net periodic benefit cost to be recognized subsequent to the revaluation date.

The Company expects to pay $16,966 in minimum required contributions to the pension plan in 2025.

Black Lung

The following table details the components of the net periodic benefit cost for black lung obligations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Service cost	$535	$601	$1,606	$1,803
Interest cost	1,463	1,307	4,389	3,921
Expected return on plan assets	(13)	(13)	(40)	(39)
Amortization of net actuarial loss	1,076	721	3,228	2,163
Net periodic benefit cost	$3,061	$2,616	$9,183	$7,848

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
Defined Contribution and Profit Sharing Plans

During the third quarter of 2025, the Company determined to pay a discretionary employer contribution under the Alpha Metallurgical Resources 401(k) Retirement Savings Plan (the “Plan”) equal to the 2% of the Plan participants’ annual salaries. During the second quarter of 2024, the Company’s matching contributions under the Plan were suspended due to weak market conditions.

The Company’s total contributions to its defined contribution plans for the three months ended September 30, 2025 and 2024 were $6,277 and $136, respectively. The Company’s total contributions to these plans for the nine months ended September 30, 2025 and 2024 were $6,525 and $6,268, respectively.

(13) Related Party Transactions
There were no material related party transactions for the nine months ended September 30, 2025 or 2024.

As described in Note 10 in the Company’s Annual Report on Form 10-K, the Company routinely provides capital contributions to Dominion Terminal Associates (“DTA”), its equity method investee. Refer to Notes 14 and 15 for further information.

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

Coal royalty expense was $26,773 and $31,087 for the three months ended September 30, 2025 and 2024, respectively, and $77,260 and $112,319 for the nine months ended September 30, 2025 and 2024, respectively.

Other Commitments

Under the terms of its partnership related agreements with respect to its investment in DTA, the Company is required to fund its proportionate share of DTA’s ongoing operating and capital costs. In November 2023, the Company, together with DTA management announced that DTA needed additional capital investment to maximize functionality and minimize downtime due to mechanical issues. Beyond the Company’s share of routine operating costs, it expects to invest an average of approximately $25,000 per year for infrastructure and equipment upgrades at DTA over the next 5 years. In addition, to mitigate the risk of shipment delays during the upgrade period, in April 2024, the Company entered into a 3-year agreement which allows for the loading of 1,200 to 2,000 tons of coal annually at a third party terminal in Newport News, VA. The Company’s 2025 funding of DTA includes routine operating and capital costs and infrastructure and equipment upgrades.

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

As of September 30, 2025, the Company had $39,454 LCs outstanding under the ABL Facility.

As of September 30, 2025, the Company had outstanding surety bonds with a total face amount of $179,345 to secure various obligations and commitments. To secure the Company’s reclamation-related obligations, the Company has $26,989 of collateral in the form of restricted cash and restricted investments supporting these obligations as of September 30, 2025.

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

Amounts included in restricted cash provide collateral to secure the following obligations:

	September 30, 2025	December 31, 2024
Workers’ compensation and black lung obligations	$116,241	$113,144
Reclamation-related obligations	799	697
Financial payments and other performance obligations	8,756	8,742
Total long-term restricted cash	$125,796	$122,583

Amounts included in restricted investments provide collateral to secure the following obligations:

	September 30, 2025	December 31, 2024
Workers’ compensation obligations	$3,176	$3,119
Reclamation-related obligations	26,190	34,018
Financial payments and other performance obligations	4,835	5,994
Total restricted investments (1)	$34,201	$43,131
(1) Classified as long-term trading securities as of September 30, 2025 and December 31, 2024.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
Amounts included in deposits provide collateral to secure the following obligations:

	September 30, 2025	December 31, 2024
Workers’ compensation obligations	$4,108	$4,108
Other operating agreements	653	866
Total deposits	4,761	4,974
Less current portion	—	(21)
Total deposits, net of current portion (1)	$4,761	$4,953
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

(d) Legal Proceedings

In December 2024, the state of New York adopted the Climate Change Superfund Act, purporting to impose significant, ongoing cash charges upon a variety of companies involved in the production and use of fossil fuels, including the Company (the “Act”). Other states have adopted or are contemplating adopting similar laws. The Company believes that the new law is unconstitutional under the U.S. Constitution. In February 2025, the Company, along with numerous U.S. states and other entities involved in the fossil fuel industry, filed a complaint against the attorney general of New York and other New York officials. The complaint was filed in the federal district court for the Northern District of New York and requests that the court (a) declare that the Act is preempted by federal statutes and otherwise violates the U.S. Constitution, (b) declare that the Act is unenforceable, and (c) enjoin the state of New York and its officials from taking any action to implement or enforce the Act. On May 1, 2025, the U.S. Department of Justice and the Environmental Protection Agency filed a similar complaint against the State of New York, Kathleen Hochul in her capacity as Governor, Letitia James in her capacity as New York Attorney General and Amanda Lefton in her capacity as Acting Commissioner of the New York Department of Environmental Conservation in the Southern District of New York, requesting that the court declare the Act unconstitutional and permanently enjoin its implementation or enforcement. Although we believe that the Act is very unlikely to be upheld, the outcome cannot be predicted with certainty. If the Act, or similar acts adopted in other U.S. states, were upheld, the Company’s liquidity would be materially, adversely affected.

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

(15) Segment Information

The Company currently conducts its mining operations within the Central Appalachia (“CAPP”) coal basin located in the United States. The Company has one reportable operating segment: Met, which consists of six active mining complexes whose primary product is metallurgical quality coal that is extracted, processed, and marketed to domestic and international steel and coke producers. In addition to its primary product, thermal quality coal may also be produced as a by-product and marketed to domestic and international utilities and industrial customers. The segment’s equity method investment in DTA facilitates the export of coal to international customers. Segment operating results are regularly reviewed by the Company’s Chief Executive Officer, who is considered its Chief Operating Decision Maker (“CODM”).

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

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
Met reportable segment results for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Coal revenues	$525,203	$669,783	$1,603,545	$2,331,196
Other revenues	1,575	2,114	5,464	8,742
Total revenues	$526,778	$671,897	$1,609,009	$2,339,938

Non-GAAP Cost of coal sales	$374,670	$474,007	$1,178,183	$1,476,410
Freight and handling costs	82,448	119,093	250,961	407,219
Idled and closed mine costs	4,517	5,625	17,028	27,218
Cost of coal sales (exclusive of items shown separately below)	$461,635	$598,725	$1,446,172	$1,910,847

Depreciation, depletion and amortization	$43,899	$42,414	$132,631	$126,495
Accretion on asset retirement obligations	5,503	6,326	16,625	18,726
Amortization of acquired intangibles	1,357	1,675	4,071	5,025
Selling, general and administrative expenses	15,697	15,987	46,337	57,169
Interest expense	765	1,041	2,289	3,228
Interest income	(3,948)	(5,145)	(12,193)	(13,256)
Equity loss in affiliates	6,240	7,011	19,936	14,568
Other segment items (1)	4,475	4,146	13,572	12,072
Income tax (benefit) expense	(3,330)	(4,087)	(16,015)	15,356
Total other expenses	$70,658	$69,368	$207,253	$239,383

Net (loss) income	$(5,515)	$3,804	$(44,416)	$189,708
(1) Other segment items include Other operating loss and Miscellaneous expense, net.
Refer to the Company’s Condensed Consolidated Balance Sheets and Statements of Cash Flows for information on its consolidated assets and capital expenditures. The Company’s investment in equity method investees as of September 30, 2025 and December 31, 2024 was $49,041 and $41,072, respectively. No further segment level asset information is reviewed by the CODM.

The Company markets produced, processed and purchased coal to customers in the United States and in international markets. Revenue is tracked within the Company’s accounting records based on the product destination. The following tables present additional information on the Company’s revenues and top customers:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total coal revenues	$525,203	$669,783	$1,603,545	$2,331,196
Total revenues	$526,778	$671,897	$1,609,009	$2,339,938
Export coal revenues	$379,329	$512,904	$1,170,023	$1,861,065
Export coal revenues as % of total coal revenues	72%	77%	73%	80%
Countries with export coal revenue exceeding 10% of total revenues	India	India, Brazil	India	India, Brazil
Top customer as % of total revenues	13%	16%	14%	16%
Top 10 customers as % of total revenues	78%	74%	78%	75%
Number of customers exceeding 10% of total revenues	2	1	4	3

	As of September 30,
	2025	2024
Number of customers exceeding 10% of total trade accounts receivable, net	3	2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides a narrative of our results of operations and financial condition for the three and nine months ended September 30, 2025 and 2024. The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and related notes and risk factors included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Market Overview

As steel demand remained subdued, metallurgical coal markets experienced slight fluctuations during the third quarter but have been largely range-bound over the prior six-month period. The global economic outlook continues to be clouded with uncertainty surrounding policy changes, geopolitical unrest, tariffs, and ongoing trade negotiations and shifting trade policies. Steel demand and metallurgical pricing will also be impacted by these factors.

Metallurgical coal prices have remained depressed throughout the third quarter of 2025, despite various movements across indices. Of the four indices Alpha closely monitors, the Australian Premium Low Volatile index represents the most significant move, an increase of 9.6%. The Australian Premium Low Volatile index rose from $173.50 per metric ton on July 1, 2025, to $190.20 per metric ton on September 30, 2025. The U.S. East Coast Low Volatile index increased from $174.00 per metric ton at the beginning of the quarter to $177.00 per metric ton at quarter close. The U.S. East Coast High Volatile A index fell from $159.00 per metric ton in July to $152.50 per metric ton at the end of September, and the U.S. East Coast High Volatile B index decreased from $147.00 per metric ton to $144.50 per metric ton at the quarter's end. Since the quarter close, all four indices have trended downward. The Australian Premium Low Volatile and the U.S. East Coast Low Volatile decreased from their quarter-close levels to $188.90 per metric ton and $173.50 per metric ton, respectively, on October 22, 2025. The U.S. East Coast High Volatile A and High Volatile B indices measured $150.00 and $140.00 per ton, respectively, as of the same date.

The world manufacturing Purchasing Managers’ Index (“PMI”) recorded a September PMI of 50.8, showing minimal change from August’s 14-month high PMI of 50.9. China’s PMI rose from its August level of 50.5 to 51.2 in September. India, a key market for Alpha, recorded a September PMI of 57.7, down from 59.3 in August, but still firmly in expansionary territory. The United States’ PMI fell from 53.0 in August to 52.0 in September. Europe’s September PMI was 49.8, down from 50.7 in August. Brazil’s manufacturing sector PMI of 46.3 in September decreased from August’s PMI of 49.3.

As reported by the World Steel Association ("WSA"), September 2025 global crude steel production of 141.8 million metric tons from 70 countries represented a 1.6% decrease from September 2024. China, the world's largest steel-producing country, posted the most significant percentage drop of the top ten steel-producing countries, as its 73.5 million metric tons produced in September represented a 4.6% decrease from the same period in 2024. India recorded the largest year-over-year percentage increase in steel production, with its 13.6 million metric tons in September 2025 being 13.2% more than its September 2024 level. Japan’s 6.4 million metric tons of steel produced in September 2025 was down 3.7% compared to its year-ago figure, while the United States produced 6.9 million metric tons of crude steel in September, a 6.7% increase from its September 2024 level. Regionally, the Asia and Oceania region, which contains both India and China, produced 102.9 million metric tons of crude steel in September 2025, a 2.1% decrease from September 2024. The European Union produced 10.1 million metric tons in September, down 4.5% year-over-year. North America's September 2025 crude steel production of 8.8 million metric tons represented a 1.8% increase from its year-ago figure.

The American Iron and Steel Institute’s capacity utilization rate for U.S. steel mills was 76.1% for the week ending October 18, 2025. This is up from the year-ago period when the capacity utilization rate was 71.6%.

In the seaborne thermal market, the API2 index was $107.95 per metric ton as of July 1, 2025, and decreased to $95.40 per metric ton on September 30, 2025.

Business Overview

We are a Tennessee-based mining company with operations in Virginia and West Virginia. With customers across the globe, high-quality reserves and significant port capacity, we are a leading supplier of metallurgical coal products to the steel industry. We operate high-quality, cost-competitive met coal mines across the CAPP coal basin. As of September 30, 2025, our operations consisted of nineteen active mines and eight active coal preparation and load-out facilities, with approximately 3,960 employees. We produce, process, and sell met coal and thermal coal as a byproduct. We also sell coal produced by others, some of which is processed and/or blended with coal produced from our mines prior to resale, with the remainder purchased for resale. As of December 31, 2024, we had 298.6 million tons of reserves, which included 287.8 million tons of proven and probable metallurgical reserves and 10.8 million tons of proven and probable thermal reserves.

For the three months ended September 30, 2025 and 2024, sales of met coal were 3.6 million tons and 3.9 million tons, respectively, and accounted for approximately 93% and 94%, respectively, of our coal sales volume in each period. Sales of thermal coal were 0.3 million tons and 0.2 million tons, respectively, and accounted for approximately 7% and 6%, respectively, of our coal sales volume. For the nine months ended September 30, 2025 and 2024, sales of met coal were 10.6 million tons and 12.1 million tons, respectively, and accounted for approximately 92% and 93%, respectively, of our coal sales volume. Sales of thermal coal were 0.9 million tons and 0.9 million tons, respectively, and accounted for approximately 8% and 7%, respectively, of our coal sales volume.

Our sales of met coal were made primarily in several countries in Asia, Europe, and the Americas and to steel companies in the northeastern and midwestern regions of the United States. Our sales of thermal coal were made primarily to large utilities and industrial customers both in the United States and across the world. For the three months ended September 30, 2025 and 2024 approximately 72% and 77%, respectively, of our coal revenues were derived from coal sales made to customers outside the United States. For the nine months ended September 30, 2025 and 2024 approximately 73% and 80%, respectively, of our coal revenues were derived from coal sales made to customers outside the United States.

In addition, we generate other revenues from equipment sales, rentals, terminal and processing fees, coal and environmental analysis fees, royalties and the sale of natural gas. We also record freight and handling fulfillment revenue within coal revenues for freight and handling services provided in delivering coal to certain customers, which are a component of the contractual selling price.

As of September 30, 2025, we have one reportable segment: Met. Refer to Note 15 to our Condensed Consolidated Financial Statements for additional disclosures on reportable segments, geographic areas, and export coal revenue information.

As discussed in the “Market Overview” presented above, metallurgical coal prices remain at lower levels than in recent years due to weak global steel demand which has been influenced by a slowdown in manufacturing activity. Economic pressures, geopolitical uncertainty, and shifting trade policies have contributed to metallurgical market challenges. Our results of operations for the three and nine months ended September 30, 2025 were impacted by these factors.

Factors Affecting Our Results of Operations

Sales Agreements. We manage our commodity price risk for coal sales through the use of coal supply agreements. As of October 29, 2025, we had sales commitments for 2025 as follows:

	Tons	% Priced	Average Realized Price per Ton
Met - Domestic			$152.25
Met - Export			$110.84
Met Total	14.3 million	85%	$122.57
Thermal	1.0 million	100%	$80.27
Met Segment	15.3 million	87%	$118.97

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

Results of Operations

Our results of operations for the three and nine months ended September 30, 2025 and 2024 are discussed below.

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

Revenues

The following table summarizes information about our revenues during the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2025	2024	$ or Tons	%
Coal revenues	$525,203	$669,783	$(144,580)	(21.6)%
Other revenues	1,575	2,114	(539)	(25.5)%
Total revenues	$526,778	$671,897	$(145,119)	(21.6)%

Tons sold	3,852	4,148	(296)	(7.1)%

Coal revenues. Coal revenues decreased $144.6 million, or 21.6%, for the three months ended September 30, 2025 compared to the prior year period. The decrease was primarily due to a 15.6% decline in average coal sales realization as metallurgical coal pricing declined significantly as a result of weakened global steel demand. Coal sales volumes also declined 7.1% due to weaker demand. Refer to the “Non-GAAP Coal revenues” section below for further detail on coal revenues for the three months ended September 30, 2025 compared to the prior year period.

Cost and Expenses

The following table summarizes information about our costs and expenses during the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Increase (Decrease)
(In thousands)	2025	2024	$	%
Cost of coal sales (exclusive of items shown separately below)	$461,635	$598,725	$(137,090)	(22.9)%
Depreciation, depletion and amortization	43,899	42,414	1,485	3.5%
Accretion on asset retirement obligations	5,503	6,326	(823)	(13.0)%
Amortization of acquired intangibles, net	1,357	1,675	(318)	(19.0)%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	15,697	15,987	(290)	(1.8)%
Other operating loss	1,209	1,461	(252)	(17.2)%
Total costs and expenses	$529,300	$666,588	$(137,288)	(20.6)%

Cost of coal sales. Cost of coal sales decreased $137.1 million, or 22.9%, for the three months ended September 30, 2025 compared to the prior year period, partially due to a 7.1% decline in coal sales volumes due to weaker demand. Average cost of coal sales per ton decreased 17.0% compared to the prior year period, due in part to a reduction in freight and handling costs as a relatively lower percentage of export sales resulted in lower rail and ocean vessel freight costs. The lower coal pricing environment reduced royalties and taxes. In addition, lower levels of purchased coal and the ongoing impact of cost reduction efforts, including wage reductions during the second quarter of 2025, as well as the impact of previous decisions to reduce relatively higher-cost production sources served to reduce costs on a per ton basis.

Total Other Expense, Net

The following table summarizes information about our total other expense, net during the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Increase (Decrease)
(In thousands)	2025	2024	$	%
Total other expense, net	$6,323	$5,592	$731	13.1%

Income Tax Benefit

The following table summarizes information about our income tax benefit during the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Increase (Decrease)
(In thousands)	2025	2024	$	%
Income tax benefit	$(3,330)	$(4,087)	$757	18.5%

Income tax benefit of $3.3 million was recorded for the three months ended September 30, 2025 on a loss before income taxes of $8.8 million. The effective tax rate of 37.7% differs from the federal statutory rate of 21% primarily due to the permanent impact of percentage depletion, partially offset by the impact of non-deductible compensation and state income taxes, net of federal impact.

Income tax benefit of $4.1 million was recorded for the three months ended September 30, 2024 on a loss before income taxes of $0.3 million. The effective tax rate of 1,444.2% differs from the federal statutory rate of 21% primarily due to the permanent impact of percentage depletion deductions, partially offset by a decrease in foreign-derived intangible income deductions. The effective tax rate is also explained by a decrease in projected full year pre-tax book income resulting in a lower estimated annual effective tax rate than estimated in the prior quarter. Refer to Note 11 for additional information.

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

Included below are reconciliations of non-GAAP financial measures to GAAP financial measures.

The following tables summarizes certain financial information relating to our coal operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2025	2024	$ or Tons	%
Coal revenues	$525,203	$669,783	$(144,580)	(21.6)%
Less: Freight and handling fulfillment revenues	(82,448)	(119,093)	36,645	30.8%
Non-GAAP Coal revenues	$442,755	$550,690	$(107,935)	(19.6)%
Non-GAAP Coal sales realization per ton	$114.94	$132.76	$(17.82)	(13.4)%

Cost of coal sales (exclusive of items shown separately below)	$461,635	$598,725	$(137,090)	(22.9)%
Depreciation, depletion and amortization - production (1)	43,582	42,108	1,474	3.5%
Accretion on asset retirement obligations	5,503	6,326	(823)	(13.0)%
Amortization of acquired intangibles, net	1,357	1,675	(318)	(19.0)%
Total Cost of coal sales	512,077	648,834	(136,757)	(21.1)%
Less: Freight and handling costs	(82,448)	(119,093)	36,645	30.8%
Less: Depreciation, depletion and amortization - production (1)	(43,582)	(42,108)	(1,474)	(3.5)%
Less: Accretion on asset retirement obligations	(5,503)	(6,326)	823	13.0%
Less: Amortization of acquired intangibles, net	(1,357)	(1,675)	318	19.0%
Less: Idled and closed mine costs	(4,517)	(5,625)	1,108	19.7%
Non-GAAP Cost of coal sales	$374,670	$474,007	$(99,337)	(21.0)%
Non-GAAP Cost of coal sales per ton	$97.27	$114.27	$(17.00)	(14.9)%

GAAP Coal margin	$13,126	$20,949	$(7,823)	(37.3)%
GAAP Coal margin per ton	$3.41	$5.05	$(1.64)	(32.5)%

Non-GAAP Coal margin	$68,085	$76,683	$(8,598)	(11.2)%
Non-GAAP Coal margin per ton	$17.68	$18.49	$(0.81)	(4.4)%

Tons sold	3,852	4,148	(296)	(7.1)%
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

Non-GAAP Coal revenues. Non-GAAP coal revenues decreased $107.9 million, or 19.6%, for the three months ended September 30, 2025 compared to the prior year period. The decrease was primarily due to a $17.82, or 13.4%, decline in non-GAAP coal sales realization per ton as weakened global steel demand reduced metallurgical coal pricing. In addition, coal sales volumes declined 7.1% due to weaker demand.

Non-GAAP Cost of coal sales. Non-GAAP cost of coal sales decreased $99.3 million, or 21.0%, for the three months ended September 30, 2025 compared to the prior year period, partially due to a 7.1% decline in coal sales volumes due to weaker demand. Average non-GAAP cost of coal sales per ton decreased $17.00, or 14.9%, compared to the prior year period due primarily to lower levels of purchased coal and the ongoing impact of cost reduction efforts, including wage reductions during the second quarter of 2025, as well as the impact of previous decisions to reduce higher-cost production sources. Our Checkmate Powellton mine, which was in its early stages of operations and had relatively higher costs, was temporarily idled during the fourth quarter of 2024. In addition, our Long Branch surface mine was idled in the first quarter of 2025.

Adjusted EBITDA

The following table presents a reconciliation of net (loss) income to Adjusted EBITDA for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
(In thousands)	2025	2024
Net (loss) income	$(5,515)	$3,804
Interest expense	765	1,041
Interest income	(3,948)	(5,145)
Income tax benefit	(3,330)	(4,087)
Depreciation, depletion, and amortization	43,899	42,414
Non-cash stock compensation expense	2,950	3,013
Accretion on asset retirement obligations	5,503	6,326
Amortization of acquired intangibles, net	1,357	1,675
Adjusted EBITDA	$41,681	$49,041

The following table summarizes Adjusted EBITDA:

	Three Months Ended September 30,		Increase (Decrease)
(In thousands)	2025	2024	$	%
Adjusted EBITDA	$41,681	$49,041	$(7,360)	(15.0)%

Adjusted EBITDA decreased $7.4 million, or 15.0%, for the three months ended September 30, 2025 compared to the prior year period, primarily driven by a decrease in tons sold and decreased coal margin due to lower non-GAAP coal sales realization per ton in the current period.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

Revenues

The following table summarizes information about our revenues during the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2025	2024	$ or Tons	%
Coal revenues	$1,603,545	$2,331,196	$(727,651)	(31.2)%
Other revenues	5,464	8,742	(3,278)	(37.5)%
Total revenues	$1,609,009	$2,339,938	$(730,929)	(31.2)%

Tons sold	11,496	13,065	(1,569)	(12.0)%

Coal revenues. Coal revenues decreased $727.7 million, or 31.2%, for the nine months ended September 30, 2025 compared to the prior year period. The decrease was primarily due to a 21.8% decline in average coal sales realization as metallurgical coal pricing declined significantly as a result of weakened global steel demand. Coal sales volumes also declined 12.0% due to weaker demand. Refer to the “Non-GAAP Coal revenues” section below for further detail on coal revenues for the nine months ended September 30, 2025 compared to the prior year period.

Cost and Expenses

The following table summarizes information about our costs and expenses during the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2025	2024	$	%
Cost of coal sales (exclusive of items shown separately below)	$1,446,172	$1,910,847	$(464,675)	(24.3)%
Depreciation, depletion and amortization	132,631	126,495	6,136	4.9%
Accretion on asset retirement obligations	16,625	18,726	(2,101)	(11.2)%
Amortization of acquired intangibles, net	4,071	5,025	(954)	(19.0)%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	46,337	57,169	(10,832)	(18.9)%
Other operating loss	3,215	3,813	(598)	(15.7)%
Total costs and expenses	$1,649,051	$2,122,075	$(473,024)	(22.3)%

Cost of coal sales. Cost of coal sales decreased $464.7 million, or 24.3%, for the nine months ended September 30, 2025 compared to the prior year period, partially due to a 12.0% decline in coal sales volumes due to weaker demand. Average cost of coal sales per ton decreased 14.0% compared to the prior year period, due in part to a reduction in freight and handling costs as a relatively lower percentage of export sales resulted in lower rail and ocean vessel freight costs. The lower coal pricing environment reduced royalties and taxes. In addition, lower levels of purchased coal and the ongoing impact of cost reduction efforts, including wage reductions during the second quarter of 2025, as well as the impact of previous decisions to reduce relatively higher-cost production sources served to reduce costs on a per ton basis.

Depreciation, depletion and amortization. Depreciation, depletion and amortization increased $6.1 million, or 4.9%, for the nine months ended September 30, 2025 compared to the prior year period. The increase was primarily due to an increase in assets placed in service through September 2025.

Selling, general and administrative. Selling, general and administrative expenses decreased $10.8 million, or 18.9%, for the nine months ended September 30, 2025 compared to the prior year period. This decrease was primarily related to decreases of $7.4 million in incentive pay and $2.2 million in wages and benefits expenses.

Total Other Expense, Net

The following table summarizes information about our total other expense, net during the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2025	2024	$	%
Total other expense, net	$20,389	$12,799	$7,590	59.3%

Total other expense, net increased $7.6 million, or 59.3%, for the nine months ended September 30, 2025 compared to the prior year period, primarily related to increases in equity loss in affiliates.

Income Tax (Benefit) Expense

The following table summarizes information about our income tax (benefit) expense during the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2025	2024	$	%
Income tax (benefit) expense	$(16,015)	$15,356	$(31,371)	(204.3)%

Income tax benefit of $16.0 million was recorded for the nine months ended September 30, 2025 on a loss before income taxes of $60.4 million. The effective tax rate of 26.5% differs from the federal statutory rate of 21% primarily due to the permanent impact of percentage depletion and stock compensation, partially offset by the impact of non-deductible compensation and state income taxes, net of federal impact.

Income tax expense of $15.4 million was recorded for the nine months ended September 30, 2024 on income before income taxes of $205.1 million. The effective tax rate of 7.5% differs from the federal statutory rate of 21% primarily due to the permanent impact of stock compensation and percentage depletion, partially offset by the impact of non-deductible compensation.

Non-GAAP Financial Measures

Included below are reconciliations of non-GAAP financial measures to GAAP financial measures.

The following tables summarizes certain financial information relating to our coal operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,		Increase (Decrease)
	2025	2024	$ or Tons	%
Coal revenues	$1,603,545	$2,331,196	$(727,651)	(31.2)%
Less: Freight and handling fulfillment revenues	(250,961)	(407,219)	156,258	38.4%
Non-GAAP Coal revenues	$1,352,584	$1,923,977	$(571,393)	(29.7)%
Non-GAAP Coal sales realization per ton	$117.66	$147.26	$(29.60)	(20.1)%

Cost of coal sales (exclusive of items shown separately below)	$1,446,172	$1,910,847	$(464,675)	(24.3)%
Depreciation, depletion and amortization - production (1)	131,678	125,580	6,098	4.9%
Accretion on asset retirement obligations	16,625	18,726	(2,101)	(11.2)%
Amortization of acquired intangibles, net	4,071	5,025	(954)	(19.0)%
Total Cost of coal sales	1,598,546	2,060,178	(461,632)	(22.4)%
Less: Freight and handling costs	(250,961)	(407,219)	156,258	38.4%
Less: Depreciation, depletion and amortization - production (1)	(131,678)	(125,580)	(6,098)	(4.9)%
Less: Accretion on asset retirement obligations	(16,625)	(18,726)	2,101	11.2%
Less: Amortization of acquired intangibles, net	(4,071)	(5,025)	954	19.0%
Less: Idled and closed mine costs	(17,028)	(27,218)	10,190	37.4%
Non-GAAP Cost of coal sales	$1,178,183	$1,476,410	$(298,227)	(20.2)%
Non-GAAP Cost of coal sales per ton	$102.49	$113.00	$(10.51)	(9.3)%

GAAP Coal margin	$4,999	$271,018	$(266,019)	(98.2)%
GAAP Coal margin per ton	$0.43	$20.74	$(20.31)	(97.9)%

Non-GAAP Coal margin	$174,401	$447,567	$(273,166)	(61.0)%
Non-GAAP Coal margin per ton	$15.17	$34.26	$(19.09)	(55.7)%

Tons sold	11,496	13,065	(1,569)	(12.0)%
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

Non-GAAP Coal revenues. Non-GAAP coal revenues decreased $571.4 million, or 29.7%, for the nine months ended September 30, 2025 compared to the prior year period. The decrease was primarily due to a $29.60, or 20.1%, decline in non-GAAP coal sales realization per ton as weakened global steel demand reduced metallurgical coal pricing. In addition, coal sales volumes declined 12.0% due to weaker demand.

Non-GAAP Cost of coal sales. Non-GAAP cost of coal sales decreased $298.2 million, or 20.2%, for the nine months ended September 30, 2025 compared to the prior year period, primarily due to a 12.0% decline in coal sales volumes due to weaker demand. Average non-GAAP cost of coal sales per ton decreased $10.51, or 9.3%, compared to the prior year period due in part to lower royalties and taxes as a result of a lower coal pricing environment. In addition, lower levels of purchased coal and the ongoing impact of cost reduction efforts, including wage reductions during the second quarter of 2025, as well as the impact of previous decisions to reduce higher-cost production sources served to reduce costs on a per ton basis. Our Checkmate Powellton mine, which was in its early stages of operations and had relatively higher costs, was temporarily idled during the fourth quarter of 2024. In addition, our Long Branch surface mine was idled in the first quarter of 2025.

Adjusted EBITDA

The following table presents a reconciliation of net (loss) income to Adjusted EBITDA for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(In thousands)	2025	2024
Net (loss) income	$(44,416)	$189,708
Interest expense	2,289	3,228
Interest income	(12,193)	(13,256)
Income tax (benefit) expense	(16,015)	15,356
Depreciation, depletion, and amortization	132,631	126,495
Non-cash stock compensation expense	10,405	9,317
Accretion on asset retirement obligations	16,625	18,726
Amortization of acquired intangibles, net	4,071	5,025
Adjusted EBITDA	$93,397	$354,599

The following table summarizes Adjusted EBITDA:

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2025	2024	$	%
Adjusted EBITDA	$93,397	$354,599	$(261,202)	(73.7)%

Adjusted EBITDA decreased $261.2 million, or 73.7%, for the nine months ended September 30, 2025 compared to the prior year period, primarily driven by a decrease in tons sold and decreased coal margin due to lower non-GAAP coal sales realization per ton in the current period.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are derived from existing unrestricted cash balances, proceeds from future coal sales, and amounts available under our revolving credit agreement. Our primary capital resource requirements stem from the cost of our coal production and purchases, selling and administrative expenses, taxes, capital expenditures, debt service obligations, reclamation obligations, and collateral requirements. As of September 30, 2025, we had $2.9 million of long-term indebtedness outstanding, net of current portion, and no indebtedness and $39.5 million letters of credit (“LCs”) outstanding under our ABL Facility (as defined below).
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

Liquidity

The following table summarizes our total liquidity as of September 30, 2025:

(in thousands)	September 30, 2025
Cash and cash equivalents	$408,519
Short-term investments	49,405
Credit facility availability (1)	185,546
Minimum liquidity requirement	(75,000)
Total liquidity	$568,470
(1) Comprised of our unused commitments available under our credit agreement entered into on October 27, 2023 that was amended and extended on May 6, 2025 (the “ABL Agreement”) after considering $39.5 million of outstanding LCs, subject to limitations described therein.

Cash Collateral

We are required to provide cash collateral to secure our obligations under certain workers’ compensation, black lung, reclamation-related obligations, financial payments and other performance obligations, and other operating agreements. Future regulatory changes relating to these obligations could result in increased obligations, additional costs, or additional collateral requirements which could require greater use of alternative sources of funding for this purpose, which would reduce our liquidity. Refer to the DCMWC Reauthorization Process section below for information related to the new authorization process for self-insured coal mine operators being implemented by the U.S. Department of Labor (Division of Coal Mine Workers’ Compensation). As of September 30, 2025, we had the following cash collateral on our Condensed Consolidated Balance Sheet:

(in thousands)	September 30, 2025
Long-term restricted cash	$125,796
Long-term restricted investments	34,201
Long-term deposits	4,761
Total cash collateral	$164,758

Off-Balance Sheet Arrangements

We are required to provide financial assurance in order to perform the post-mining reclamation required by our mining permits, pay workers’ compensation claims under workers’ compensation laws in various states, pay federal black lung benefits, and perform certain other obligations. In order to provide the required financial assurance, we generally use surety bonds for post-mining reclamation and workers’ compensation obligations. We also use bank LCs to collateralize certain obligations. As of September 30, 2025, we had the following outstanding surety bonds and LCs:

(in thousands)	September 30, 2025
Surety bonds	$179,345
Letters of credit (1)	$39,454
(1) The LCs outstanding are under the ABL Agreement.

Refer to Note 14, part (c) for further disclosures on off-balance sheet arrangements.

Debt Financing

Refer to Note 8 for disclosures on long-term debt including the May 6, 2025 amendment and extension of the ABL Facility.

Capital Requirements

Our capital expenditures for the nine months ended September 30, 2025 were $98.2 million. We expect to spend between $130 million and $150 million on capital expenditures during 2025. At the midpoint of guidance, this total includes approximately $98 million in sustaining maintenance capital, approximately $32 million in planned projects to invest in mine development, and approximately $10 million in carryover from 2024 due to timing and availability of supplies and contract labor.

Contractual Obligations

Our contractual obligations are discussed in the “Liquidity and Capital Resources—Contractual Obligations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our contractual obligations during the nine months ended September 30, 2025.

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

We own a 65.0% interest in DTA, a coal export terminal in Newport News, Virginia. DTA provides us with the ability to fulfill a broad range of customer coal quality requirements through coal blending, while also providing storage capacity and transportation flexibility. DTA needs capital investment to maximize functionality and minimize downtime due to mechanical issues. Under the terms of our partnership related agreements with respect to our investment in DTA, we are required to fund our proportionate share of DTA’s ongoing operating and capital costs. Beyond our share of routine operating costs, we expect we will invest an average of approximately $25.0 million per year for infrastructure and equipment upgrades at DTA over the next 5 years. In addition, to mitigate the risk of shipment delays during the upgrade period, in April 2024, we entered into a 3-year agreement which would allow for the loading of 1.2 to 2.0 million tons of coal annually at a third party terminal in Newport News, VA.

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

Income Taxes

As of September 30, 2025, we have recorded federal income taxes receivable of $0.5 million.

On July 4, 2025, President Trump signed into law legislation commonly referred to as the “One Big Beautiful Bill Act” (“OBBBA”). The OBBBA includes the addition of metallurgical coal to the list of “applicable critical minerals” for purposes of the Section 45X credit. The Section 45X credit (also known as the advanced manufacturing production credit), as amended, provides a refundable tax credit equal to 2.5% of the production costs for metallurgical coal produced during tax years 2026 through 2029. We are currently analyzing the financial impact of the Section 45X credit and expect that it will serve as a source of additional liquidity in future years. Based on preliminary analysis, we currently believe the annual cash benefit of the tax credit may be in the range of $30 million to $50 million, dependent upon the amount of qualifying production costs incurred in a given year.

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

New York State Act

In December 2024, the state of New York adopted the Climate Change Superfund Act, purporting to impose significant, ongoing cash charges upon a variety of companies involved in the production and use of fossil fuels, including our company (the “Act”). Other states have adopted or are contemplating adopting similar laws.

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

Cash Flows

Cash, cash equivalents, and restricted cash decreased by $69.8 million and increased by $221.5 million over the nine months ended September 30, 2025 and 2024, respectively. The net change in cash, cash equivalents, and restricted cash was attributable to the following:

	Nine Months Ended September 30,
	2025	2024
Cash flows (in thousands):
Net cash provided by operating activities	$125,960	$523,661
Net cash used in investing activities	(165,692)	(178,731)
Net cash used in financing activities	(30,114)	(123,418)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(69,846)	$221,512

Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2025 decreased compared to the prior year primarily due to a reduction in Met segment non-GAAP coal margin as discussed above in “Results of Operations”. In addition, the prior year period benefited from a significant decline in inventory and accounts receivable levels due primarily to the substantial weakening in metallurgical coal demand and pricing levels that occurred during that period.

Investing Activities. The decrease in net cash used in investing activities for the nine months ended September 30, 2025 compared to the prior year period was primarily related to a reduction in the level of capital expenditures, partially offset by purchases of short-term investments in the current year period to improve yield on existing cash balances. In recent years, capital expenditures were above routine maintenance levels as we invested in upgrading and improving facilities and equipment and the development of new mines. Capital expenditures for 2025 are lower given the significant expenditures in prior years combined with the temporary idling of our Checkmate mine in the fourth quarter of 2024 and an increased focus on cost control given decreases in metallurgical coal prices.

Financing Activities. The decrease in net cash used in financing activities for the nine months ended September 30, 2025 compared to the prior year period was driven by a reduction in common shares repurchased upon the vesting of stock grants as well as a reduction in the level of common stock repurchased under our share repurchase program, which was suspended from March 2024 until August 2025.

Analysis of Material Debt Covenants

We were in compliance with all covenants under the ABL Agreement as of September 30, 2025, including the requirement that we maintain minimum liquidity, as defined in the ABL Agreement, of $75.0 million. A breach of the covenants in the ABL Agreement could result in a default under the terms of the agreement, and the respective lenders could then elect to declare any amounts borrowed due and payable and require outstanding LCs to be cash collateralized. In addition, a default under the terms of the agreement would inhibit our ability to make certain restricted payments, as defined in the ABL Agreement, including the Company’s ability to repurchase shares of the Company’s common stock.

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
Our critical accounting policies are discussed in the “Critical Accounting Policies and Estimates” section contained in our Annual Report on Form 10-K for the year ended December 31, 2024. Our critical accounting policies remain unchanged at September 30, 2025. During the nine months ended September 30, 2025, due to recent declines in metallurgical coal spot pricing, our Marfork, Power Mountain, Elk Run and Kepler mining complexes were tested for impairment. Estimated future undiscounted cash flows were projected to exceed each complex’s respective carrying value and no impairment charges were required. However, estimates of future cash flows are based on assumptions including future sales volumes, coal pricing, and production costs and changes in any of these assumptions could materially impact projected cash flows. Future impairment charges may occur if projected coal pricing weakens further or if mines are required to be idled for extended periods.

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

The market price of diesel fuel fluctuates due to changes in production, seasonality, and other market factors generally outside of our control. Increased fuel costs may have a negative impact on our results of operations and financial condition. As of September 30, 2025, our forecasted diesel fuel usage and fixed price diesel fuel purchase commitments for 2025 are as follows:

	Budgeted Usage in Gallons	% Priced	Average Realized Price per Gallon
Diesel fuel	21.4 million	96.0%	$2.74

Interest Rate Risk

As of September 30, 2025, we maintain a senior secured asset-based revolving credit facility, under which we may borrow up to $225.0 million (less amounts outstanding for LCs). Any cash borrowings under the facility would bear a floating rate of interest. No cash borrowings were outstanding under the facility as of September 30, 2025 or December 31, 2024. Refer to Note 8 for additional information. Also refer to the “Financial Statements and Supplementary Data—Note 13” section contained in our Annual Report on Form 10-K for the year ended December 31, 2024 for discussion on the terms of our long-term debt.

As of September 30, 2025 and December 31, 2024, we had investments in trading securities of $83.6 million and $43.1 million, respectively, primarily consisting of U.S. government securities. While the fair value of these investments is exposed to risk with respect to changes in market rates of interest, we do not believe exposure to changes in interest rates is material to our Condensed Consolidated Financial Statements. We manage risk by investing in shorter term highly rated debt obligations. As of September 30, 2025 and December 31, 2024, the remaining maturities of our acquired debt securities was less than 12 months.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of September 30, 2025. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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

Alpha produces coal that is sold directly to both U.S. and foreign customers and indirectly to foreign customers through U.S.-based companies. For the nine months ended September 30, 2025 and the year ended December 31, 2024, coal export revenues accounted for approximately 73% and 78% of our coal revenues, respectively.

For the nine months ended September 30, 2025 and the year ended December 31, 2024, met coal accounted for approximately 96% and 97% of our coal revenues, respectively. Any deterioration in conditions in the U.S. or foreign steel industries, including the demand for steel and the continued financial viability of the industry, could reduce the demand for our met coal and could impact the collectability of our accounts receivable from U.S. or foreign steel industry customers.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Common Stock

The following table reflects the remaining amount available for repurchases pursuant to the Company’s common share repurchase programs:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (1)(2)(3)
July 1, 2025 through July 31, 2025	—	$—	—	$401,283
August 1, 2025 through August 31, 2025	68,000	$147.01	68,000	$391,286
September 1, 2025 through September 30, 2025	66,515	$150.31	66,515	$381,289
	134,515		134,515
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

(b) None.

(c) Trading Plans

During the quarter ended September 30, 2025, no director or officer adopted or terminated:

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
101*
The following financial information from Alpha Metallurgical Resources, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the duly authorized undersigned.

ALPHA METALLURGICAL RESOURCES, INC.
Date: November 6, 2025	By:	/s/ J. Todd Munsey
	Name:	J. Todd Munsey
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)