Form 10-K
period 2025-12-31
Alpha Metallurgical Resources, Inc.
filed 2026-02-27
CIK 1704715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant (excluding outstanding shares beneficially owned by directors, executive officers, and other affiliates) on June 30, 2025, was approximately $761.0 million based on the closing price of the Company’s common stock as reported that date on the New York Stock Exchange of $112.48 per share. Such assumptions should not be deemed to be conclusive for any other purpose.

Number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of February 20, 2026: 12,792,685

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2026 annual meeting of stockholders (the “Proxy Statement”), which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2025.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements.” These statements, which involve risks and uncertainties, relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable and may also relate to our future prospects, developments and business strategies. We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “should” and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements, but these terms and phrases are not the exclusive means of identifying such statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those expressed in or implied by these forward-looking statements.

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
•our ability to self-insure certain of our black lung obligations;
•our ability to obtain or renew surety bonds on acceptable terms or maintain our current bonding status;
•the imposition, continuation or modification of barriers to trade, such as tariffs, and the unpredictability of these events;
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
•failures in performance, or non-performance, of services by third-party contractors, including contract mining and reclamation contractors or other counterparties;
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
•increased volatility and uncertainty regarding worldwide markets, seaborne transportation and our customers as a result of developments in and around Ukraine, Venezuela and the Middle East;
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

Exploration stage property. A property with no disclosed coal reserves.

High-Vol. A. A coking coal used in steel production with a volatile matter content generally between 31% and 34.5% on a dry basis.

High-Vol. B. A coking coal used in steel production with a volatile matter content generally between 34.5% and 38% on a dry basis.

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
Our Company
We are a Tennessee-based mining company with operations in Virginia and West Virginia. With customers across the globe, high-quality reserves and significant port capacity, we reliably supply metallurgical coal products to the steel industry. We operate highly productive, cost-competitive coal mines across the CAPP coal basin. Our portfolio of mining operations consists of 14 active underground mines, five active surface mines and eight active coal preparation plants, as well as one underground mine, one surface mine, and one coal preparation plant that have been temporarily idled. We own a 65.0% interest in Dominion Terminal Associates (“DTA”), a coal export terminal in Newport News, Virginia. DTA provides us with the ability to fulfill a broad range of customer coal quality requirements through coal blending, while also providing storage capacity and transportation flexibility.
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

We have a substantial reserve base of 294.5 million tons of proven and probable reserves as of December 31, 2025. Our reserve base consists of 282.8 million tons of proven and probable metallurgical reserves, and 11.7 million tons of proven and probable thermal reserves.

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

Recent Business Developments
In 2025, due to continued softness in the met coal pricing environment, especially for U.S. High-Vol. products driven by weak global steel demand combined with additional U.S. High-Vol. production, we reduced production levels at our Jerry Fork and Black Eagle mines within our Power Mountain and Marfork mining complexes, respectively, and temporarily idled our Long Branch surface mine within our McClure/Toms Creek mining complex. For more information refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

In 2024, we began the development phase for our new Kingston Wildcat underground mine located in Fayette County, West Virginia. The mine, which will produce a Low-Vol. quality met coal, is expected to begin production in the first quarter of 2026.

In November 2024, due to a softening in the met coal pricing environment, we temporarily idled our Elk Run mining complex. Its Checkmate Powellton mine, which had recently begun production and had not yet reached planned production levels, had relatively higher costs. The mine is being maintained and is expected to be restarted once market conditions improve.

In 2023, we completed development of and commenced production at our Rolling Thunder and Checkmate Powellton mines within our Power Mountain and Elk Run mining complexes, respectively, which produce High-Vol. B quality met coal from the Powellton coal seam.

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

Our Mining Operations and Properties

The following table provides a summary of information regarding our active and temporarily idled mining complexes as of December 31, 2025 (refer to “Item 2. Properties” for further information):

(Amounts in thousands, except for mine data)						Tons Sold (4)
Mining Complex	Location	Acquired	Mines (1)	Equipment (2)	Rail (3)	2025	2024	2023	Carrying Value (5)	Reserves (6)
Aracoma	WV	2018	3	CM	CSX	2,589	2,688	2,607	$157,185	35,120
Kepler	WV	2018	1	CM	CSX/NS	1,672	1,791	1,958	$219,843	36,159
Kingston/ Mammoth	WV	2018	3	CM/S/H	CSX/NS	2,062	2,146	2,254	$158,655	33,324
Marfork	WV	2018	6	CM/S/H	CSX	3,895	4,642	4,345	$268,333	96,799
McClure/Toms Creek	VA	2016	5	CM/S/H	CSX/NS	3,561	3,547	4,071	$99,406	65,237
Power Mountain	WV	2016	2	CM	NS	853	1,129	718	$60,641	—
Elk Run	WV	2018	1	CM	CSX	—	196	—	$47,795	27,847
(1)     Number of active or temporarily idled mines as of December 31, 2025.
(2)     Equipment: CM = Continuous Miner; S = Shovel/Excavator/Loader/Trucks; H = Highwall Miner
(3)     CSX = CSX Transportation; NS = Norfolk Southern Railway Company
(4)     Tons of coal purchased from third parties and not processed are not included.
(5)     Net book value of property, plant and equipment and owned and leased mineral rights as of December 31, 2025.
(6)     Proven and probable reserves as of December 31, 2025. Refer to “Item 2. Properties” for further information. Feasibility/pre-feasibility study not considered cost beneficial for Power Mountain complex.

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

Kepler – Kepler is a mining complex located in Wyoming and McDowell counties, West Virginia. The complex has one active underground mine (with an estimated life of 12 years) which produces primarily Low-Vol. quality met coal from the Pocahontas No. 3 coal seam. Coal is processed at the Kepler Preparation Plant and either loaded onto NS rail or trucked to the Feats Loadout and loaded onto the CSX rail for delivery to customers.

Kingston/Mammoth – Kingston/Mammoth is a mining complex located in Fayette and Raleigh counties, West Virginia. The complex has one active underground mine, which produces primarily Mid-Vol. quality met coal from the Douglas coal seam. The complex also has two active surface mines which produce High-Vol. A quality met coal as well as some thermal quality coal as a by-product of mining from multiple coal seams. Mine lives range from 2 to 11 years. Coal from the underground mine is processed at the Kingston Preparation Plant and trucked to the Pax Loadout to be loaded onto CSX rail for delivery to customers. Coal from the surface mines may be processed through the Kingston Preparation Plant, trucked to and processed through the Mammoth Plant, or trucked directly to the Pax Loadout or Marmet Dock for delivery to customers. During 2024, development began on a new Wildcat underground mine (with an estimated life of 11 years) which will produce Low-vol. quality met coal from the Sewell coal seam. Coal is expected to be short-line railed to and processed through the Mammoth plant to be loaded onto NS rail for delivery to customers. Production is expected to begin in the first quarter of 2026.

Marfork – Marfork is a mining complex located in Raleigh, Boone, Kanawha, and Fayette counties, West Virginia. The complex has three active underground mines which produce High-Vol. A quality met coal from the Eagle coal seam and one active underground mine that produces mid-vol quality met coal from the Glen Alum Tunnel seam. The complex also has two active surface mines which produce High-Vol. A quality met coal as well as some thermal quality coal as a by-product of mining from multiple coal seams. Mine lives range from 1 to 12 years. Coal from the underground mines is processed at the Marfork Preparation Plant and loaded onto the CSX rail for delivery to customers. Coal from the surface mines may be processed through the Marfork Preparation Plant or trucked directly to the Pax Loadout or the Marmet Dock for delivery to customers.

McClure/Toms Creek – McClure/Toms Creek is a mining complex located in Dickenson, Buchanan, Russell, and Wise counties, Virginia. The complex has three active underground mines which produce High-Vol. A and Mid-Vol. quality met coal from the Upper Banner, Lower Banner, and Jawbone coal seams. The complex also has one active surface mine and one idle surface mine which produce primarily High-Vol. A quality met coal as well as some thermal quality coal as a by-product of mining from multiple coal seams. Mine lives range from 1 to 22 years. Coal is processed at either the McClure Preparation Plant or the Toms Creek Preparation Plant and loaded on the CSX or NS rail, respectively for delivery to customers.

Power Mountain – Power Mountain is a mining complex located in Nicholas and Clay counties, West Virginia. The complex has two active underground mines (with estimated lives of 3 and 18 years) which produce High-Vol. B quality met coal. Coal from one mine, produced from the Eagle coal seam, is processed at the Power Mountain Preparation Plant and loaded onto NS rail for delivery to customers. Coal from the other mine, produced from the Powellton coal seam, is currently trucked to and processed through the Mammoth Preparation Plant. Following the future development of a haul road, coal is expected to also be processed through the Power Mountain Preparation Plant.

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

Preparation Plants, Loadouts, and Docks
The following is a summary of information regarding our active and temporarily idled preparation plants as of December 31, 2025:

Preparation Plant	Year Constructed/Upgraded	Processing Capacity (Tons per hour)	Utilization %	Power Source
Bandmill	2010	1,200	66%	American Electric Power
Kepler	1967	900	53%	American Electric Power
Kingston	1974/2001	700	71%	American Electric Power
Marfork	1994/2019	2,400	65%	American Electric Power
McClure	1979/2019	1,100	60%	American Electric Power
Toms Creek	1980/2004	1,100	39%	American Electric Power
Power Mountain	1985/2010	1,200	23%	American Electric Power
Chess Processing (1)	1980/1998	2,200	—%	American Electric Power
Mammoth	1950/2008	1,200	9%	American Electric Power
(1)     Plant was refurbished in 2023, began processing coal in the first quarter of 2024, and was temporarily idled in the fourth quarter of 2024.

The following is a summary of information regarding our active loadouts and docks as of December 31, 2025:

Loadout/Dock	Year Constructed	Loading Capacity (Tons per hour)
Pax Loadout	2006	3,500
Feats Loadout	1975	3,500
Marmet Dock	1986	1,600

Export Terminal

The following is a summary of information regarding DTA (in which we own a 65% interest) as of December 31, 2025:

Export Terminal	Year Constructed	Loading Capacity (Tons per hour)	Storage Capacity (Net tons)
DTA	1984	Up to 6,500	1.7 million

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

Financial Information About Reportable Segments and Geographic Areas
As of December 31, 2025, we have one reportable operating segment: Met. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition—Results of Operations” and Notes 21 and 22 to the Consolidated Financial Statements for financial information about our reportable segment and geographic areas.
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
Our export shipments serviced customers in 19 and 26 countries during the years ended December 31, 2025 and 2024, respectively. Asia was our largest export market for the years ended December 31, 2025 and 2024, with coal sales to Asia accounting for approximately 45% and 43%, respectively, of export coal revenues and 33% and 34%, respectively, of coal revenues in each year. All of our sales are conducted in U.S. dollars. Refer to Note 21 to the Consolidated Financial Statements for additional export coal revenue information.

Met coal accounted for approximately 96% and 97%, respectively, of our coal revenues for the years ended December 31, 2025 and 2024. Our met coal sales are typically made to customers with whom we have a long-term relationship. Domestic met customers typically enter into one-year agreements with a fixed price for the entire contract year. Any longer-term agreement would generally have a renegotiation of price each subsequent contract year. Export sales are generally made on an annual, quarterly, or spot cargo basis. Annual and quarterly agreements typically have market-indexed pricing that changes with the market monthly. Any export agreement with a term greater than one year would generally have a renegotiation of pricing terms for each subsequent contract year. Volume for future years is generally contingent on both parties agreeing to a pricing mechanism to cover the contract year. Thermal coal accounted for approximately 4% and 3%, respectively, of our coal revenues for the years ended December 31, 2025 and 2024.

We sometimes enter into long-term contracts with our coal customers. Terms of these agreements may address coal quality requirements, quantity parameters, flexibility and adjustment mechanisms, permitted sources of supply, treatment of environmental constraints, options to extend, force majeure, suspension, termination and assignment issues, the allocation between the parties of the cost of complying with future governmental regulations and many other matters.

Generally, our long-term thermal coal agreements contain committed volumes and fixed prices for a period or a certain number of periods pursuant to which thermal coal will be delivered under these agreements. After a fixed price period elapses, the long-term agreement may provide for a price negotiation/determination period prior to the commencement of the pending unpriced contract period. The price negotiations generally consider either then current market prices and/or relevant market indices. Provisions of this sort increase the difficulty of predicting the exact prices a coal supplier will receive for its coal during the course of the long-term agreement. During the years ended December 31, 2025 and 2024, approximately 60% and 63%, respectively, of our met coal sales volume was delivered pursuant to long-term contracts. During the years ended December 31, 2025 and 2024, approximately 65% and 24%, respectively, of our thermal coal sales volume was delivered pursuant to long-term contracts.

Distribution and Transportation

Coal consumed domestically is usually sold at the mine and transportation costs are normally borne by the purchaser. Export coal is usually sold at the loading port, with purchasers responsible for further transportation.
For our export sales, we negotiate transportation agreements with various providers, including railroads, trucks, barge lines, and terminal facilities to transport shipments to the relevant loading port. We coordinate with customers, mining facilities and transportation providers to establish shipping schedules that meet each customer’s needs. Our captive coal is loaded from our preparation plants, loadout facilities, and in certain cases directly from our mines. The coal we purchase is loaded in some cases directly from mines and preparation plants operated by third parties or from an export terminal. Virtually all of our coal is transported from the mine to our preparation plants by truck or belt conveyor systems. It is transported from preparation plants and loading facilities to the customer by means of railroads, trucks, barge lines, and lake-going and ocean-going vessels from terminal facilities. We depend upon rail, barge, trucking and other systems to deliver coal to markets. In the years ended December 31, 2025 and 2024, our produced coal was transported from the mines and to the customer primarily by rail, with the main rail carriers being CSX Transportation and Norfolk Southern Railway Company. Rail shipments constituted approximately 89% and 90% of total shipments of coal volume from our mines during the years ended December 31, 2025 and 2024, respectively. The balance was shipped from our preparation plants, loadout facilities or mines via truck or barge. Our export sales are primarily shipped to DTA and Pier 6 (Lambert’s Point) shipping ports in the Hampton Roads area of Virginia. We may ship limited export quantities through other U.S. ports when warranted by logistics and economics.
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

Competition
The coal industry is highly competitive, both in the U.S. and internationally. We produced approximately 13.7 million tons of met coal in 2025. At the time of filing, certain industry data for 2025 was unavailable due to a distribution delay resulting from U.S. government shutdowns. Of the approximately 73.1 million tons of met produced in the U.S. in 2024, we produced approximately 14.6 million tons, or 20%. A significant portion of U.S. met coal production is shipped internationally, where it competes directly with international sources of production. Approximately 76% and 77% of our met coal tons sold were shipped internationally in 2025 and 2024, respectively.

We produced approximately 1.2 million tons of thermal coal in 2025. At the time of filing, certain industry data for 2025 was unavailable due to a distribution delay resulting from U.S. government shutdowns. Of the approximately 435.7 million tons produced in the U.S. in 2024, we produced approximately 1.1 million tons, or less than 1%. Only a small portion of overall U.S. thermal production is shipped internationally, but there is strong competition in the domestic market. Approximately 65% and 70% of our thermal coal tons sold were shipped internationally in 2025 and 2024, respectively. We compete for U.S. sales with numerous coal producers in the Appalachian region and the Illinois basin, and in some cases with western coal producers.

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

Human Capital Resources

As of December 31, 2025, we had approximately 3,960 employees, all of which were full-time employees, with 74% of our total workforce being hourly workers. Our employees were almost entirely located in the United States, with three employees located outside the United States. Approximately 97% of our total workforce was union-free as of December 31, 2025. Certain of our subsidiaries have wage agreements with the UMWA representing roughly 3% of our workforce. These agreements are subject to termination by either the employer or the UMWA, without cause, on July 31, 2028 and one on February 28, 2026. An agreement to succeed the latter is currently being negotiated. We strive to maintain positive working relationships with organized labor. Relations with our employees are important to our success, and we believe that we have good relations with our workforce.

As of December 31, 2025, we had approximately 3,720 employees working at our mining operations across Central Appalachia in Virginia and West Virginia, while the remainder of our personnel were employed at our headquarters in Bristol, Tennessee, in Julian, West Virginia, or at other administrative offices throughout the region. As of December 31, 2025, approximately 36% of our total workforce had at least ten years of service with our Company, while approximately 27% had fifteen or more years of service with our Company.

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

In 2025, we achieved an overall Non-fatal days lost (“NFDL”) safety incident rate that was 38% better than the U.S. industry average NFDL safety incident rate per 200,000 hours worked. The industry rate is based on available data for the first two quarters of 2025 for bituminous coal and the Alpha rate reflects full year 2025. At the time of filing, certain more recent industry data for 2025 was unavailable due to a distribution delay resulting from U.S. government shutdowns. In 2024, we achieved an overall Non-fatal days lost safety incident rate that was 45% better than the U.S. industry average NFDL safety incident rate per 200,000 hours worked. The industry rate is based on the full year 2024 for bituminous coal and the Alpha rate also reflects the full year 2024.

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

As posted on our Company website, several of our mine operations have been recognized on numerous occasions for outstanding performance and have received several awards in the areas of safety and mine rescue. In 2025, Alpha mine rescue teams won an overall grand champion award along with several other first-place awards in both overall competition honors and technical category titles.

Refer to Exhibit 95 - Mine Safety Disclosure included as an exhibit to this Annual Report on Form 10-K for additional mine safety information.

Legal Proceedings

We are party to legal proceedings from time to time that occur in the ordinary course of business. These proceedings, as well as governmental examinations, could involve various business units and a variety of claims, including, but not limited to, contract disputes, personal injury claims, property damage claims (including those resulting from blasting, subsidence, trucking and flooding), environmental and safety issues, securities-related matters and employment matters. While some legal matters may specify the damages claimed by the plaintiffs, many seek an unquantified amount of damages. Even when the amount of damages claimed against us or our subsidiaries is stated, (i) the claimed amount may be exaggerated or unsupported; (ii) the claim may be based on a novel legal theory or involve a large number of parties; (iii) there may be uncertainty as to the likelihood of a class being certified or the ultimate size of the class; (iv) there may be uncertainty as to the outcome of pending appeals or motions; and/or (v) there may be significant factual issues to be resolved. As a result, if such legal matters arise in the future, we may be unable to estimate a range of possible loss for matters that have not yet progressed sufficiently through discovery and development of important factual information and legal issues. We record accruals based on an estimate of the ultimate outcome of these matters, but these estimates can be difficult to determine and involve significant judgment. For additional information about our legal proceedings, refer to Note 20, part (d), to the Consolidated Financial Statements.

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

As of December 31, 2025, we had accrued $227.4 million for reclamation liabilities and mine closures, including $22.6 million of current liabilities.

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

Surface Mining Control and Reclamation Act

Surface Mining Control and Reclamation Act (“SMCRA”), which is administered by the Office of Surface Mining Reclamation and Enforcement (“OSM”), establishes mining, environmental protection, reclamation, and closure standards for all aspects of surface mining as well as many aspects of underground mining that effect surface expressions. Mine operators must obtain SMCRA permits and permit renewals from the OSM or from the applicable state agency if the state agency has obtained primary control of administration and enforcement of the SMCRA program, or primacy. A state agency may obtain primacy if OSM concludes that the state regulatory agency’s mining regulatory program is no less stringent than the federal mining program under SMCRA. States where we have active mining operations have achieved primacy and issue permits in lieu of OSM. OSM maintains oversight of how the states administer their programs.

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

The Abandoned Mine Land Fund, which is part of SMCRA, requires a fee on all coal produced. The proceeds are used to reclaim mine lands closed or abandoned prior to SMCRA’s adoption in 1977. The current fee, which is effective through September 30, 2034, is $0.224 per ton on surface-mined coal and $0.096 per ton on deep-mined coal. For the years ended December 31, 2025 and 2024, we recorded $1.8 million and $2.0 million, respectively, of expense related to these fees.

While SMCRA is a comprehensive statute, SMCRA does not supersede the need for compliance with other major environmental statutes, including the Endangered Species Act; Clean Air Act; Clean Water Act; Resource Conservation and Recovery Act (“RCRA”) and Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”).

Surety Bonds

Federal and state laws require us to obtain surety bonds or other approved forms of security to cover the costs of certain long-term obligations, including mine closure or reclamation costs under SMCRA, federal and state workers’ compensation costs, coal leases and other miscellaneous obligations. As of December 31, 2025 and 2024, our posted third-party surety bond amount in all states where we operate totaled approximately $170.0 million and $182.8 million, respectively, which was used to primarily secure the performance of our reclamation and lease obligations.

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

Clean Air Act

The Clean Air Act and comparable state laws that regulate air emissions affect coal mining operations both directly and indirectly. Direct impacts on coal mining and processing operations include Clean Air Act permitting requirements and emission control requirements relating to particulate matter (“PM”), which may include controlling fugitive dust. The Clean Air Act indirectly affects coal mining operations by extensively regulating air emissions of PM, sulfur dioxide, nitrogen oxides (“NOx”), mercury and other compounds emitted by coal-fired electricity generating plants or the use of met coal in connection with steelmaking operations. In recent years, Congress has considered legislation that would require increased reductions in emissions of sulfur dioxide, nitrogen oxide, and mercury. The general effect of emission regulations on coal-fired power plants could be to reduce demand for coal.

In addition to the greenhouse gas (“GHG”) issues discussed below, the air emissions programs that may materially and adversely affect our operations, financial results, liquidity, and demand for coal, directly or indirectly, include, but are not limited to, the following:

•Acid Rain. Title IV of the Clean Air Act requires reductions of sulfur dioxide emissions by electric utilities. Affected electricity generators have sought to meet these requirements by, among other compliance methods, switching to lower sulfur fuels, installing pollution control devices, reducing electricity generating levels and purchasing or trading sulfur dioxide emission allowances. We cannot accurately predict the effect of these provisions of the Clean Air Act on us in future years.

•NAAQS for Criteria Pollutants. The Clean Air Act requires the EPA to set standards, referred to as National Ambient Air Quality Standards (“NAAQS”), for six common air pollutants, including nitrogen oxide, sulfur dioxide, PM, and ozone. Areas that are not in compliance (referred to as “non- attainment areas”) with these standards must take steps to reduce emissions levels. Over the past several years, the EPA has revised its NAAQS for nitrogen oxide, sulfur dioxide, PM and ozone, in each case making the standards more stringent. As a result, some states have been, and will be, required to amend their existing individual state implementation plans (“SIPs”) to achieve compliance with the new air quality standards. Other states will be required to develop new plans for areas that were previously in “attainment,” but do not meet the revised standards. On December 7, 2020, the EPA announced the agency’s final decision to retain the existing National Ambient Air Quality Standards for PM set by the Obama-Biden Administrations in 2012 without changes. However, on January 6, 2023, the EPA proposed to revise the primary (health-based) annual standard for PM2.5, from its then-current level of 12.0 micrograms per cubic meter (µg/m3) to within the range of 9.0 to 10.0 µg/m3. The EPA also proposed revisions to some other provisions of the PM NAAQS, including revisions to the air quality index and monitoring requirements, but did not propose to change other key aspects of the standard: (i) the secondary (welfare-based) annual PM2.5 standard; (ii) the primary and secondary 24-hour PM2.5 standards and (iii) the primary and secondary 24-hour PM10 standards. On February 7, 2024, the EPA revised the primary (health-based) annual standard for PM2.5, from 12.0 µg/m3 to 9.0 µg/m3. The EPA retained the existing primary 24-hour standards for PM2.5 and for PM10, which provides protection against coarse particles. The EPA also did not change the secondary (welfare-based) standards for fine particles and coarse particles.

In October 2015, the EPA finalized the NAAQS for ozone pollution and reduced the standard to 70 parts per billion (ppb) from the previous 75 ppb standard. The EPA made the majority of area designations related to this rule on November 16, 2017 and June 4, 2018 and finalized designations for the remaining regions of the country on July 25, 2018. Under the revised NAAQS for ozone in particular, significant additional emissions control expenditures may be required at coal-fired power plants. The final rules and new standards may impose additional emissions control requirements on our customers in the electric generation, steelmaking, and coke industries. Although coal mining and processing operations may emit certain criteria pollutants, we operate in material compliance with our permits.

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

•Cross-State Air Pollution Rule. In June 2011, the EPA finalized the CSAPR, which required 28 states in the Midwest and the eastern seaboard of the U.S. to reduce power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. Nitrogen oxide and sulfur dioxide emission reductions were scheduled to commence in 2012, with further reductions effective in 2014. However, implementation of CSAPR’s requirements was delayed due to litigation. In October 2014, following a decision from the U.S. Supreme Court, the EPA issued an interim final rule reconciling the CSAPR with the Court’s order, which called for Phase 1 implementation in 2015 and Phase 2 implementation in 2017.

In September 2016, the EPA finalized an update to the CSAPR ozone season program by issuing the Final CSAPR Update rule. The Final CSAPR Update rule was the subject of a challenge in the D.C. Circuit by states and industry stakeholders. In September 2019, the D.C. Circuit concluded that the rule was valid in certain respects but that it failed to ensure that pollution from upwind states would not prevent downwind states from meeting air quality standards in a timely manner. The court directed the EPA to revise the rule to address this failure. On October 15, 2020, the EPA proposed the Revised CSAPR Update rule in order to fully address 21 states’ outstanding interstate pollution transport obligations for the 2008 ozone National Ambient Air Quality Standard. The EPA finalized the Revised CSAPR Update rule on April 30, 2021. The EPA estimated that the Revised CSAPR Update rule would reduce NOx emissions from power plants in 12 states in the eastern United States by 17,000 tons in 2021 compared to projections without the rule, yielding public health and climate benefits that are valued, on average, at up to $2.8 billion each year from 2021 to 2040. An industry group challenged the Revised CSAPR Update rule in the U.S. Court of Appeals for the District of Columbia. On March 3, 2023, the Court rejected this challenge.

On March 15, 2023, the EPA issued its Good Neighbor Plan, a federal implementation plan (“FIP”) designed to replace SIPs submitted by over 20 states to implement their good neighbor obligations with respect to the 2015 ozone NAAQS. The FIP would require significant reductions of ozone-forming NOx emissions from power plants and industrial facilities in 23 states based on the EPA’s determination that these emissions were contributing to the nonattainment of, or problems maintaining the attainment of, the 2015 ozone NAAQs in downwind states. Industry groups and states filed petitions for review in the U.S. Court of Appeals for the D.C. Circuit, challenging the Good Neighbor Plan. States and industry stakeholders also challenged the EPA’s disapproval of SIPs for several states in the regional circuits covering those states and obtained judicial stays of the SIP disapprovals in many states. The EPA’s authority to issue a FIP for a state arises when the state fails to submit a SIP or when the EPA disapproves a SIP. The EPA therefore lacks authority to implement the Good Neighbor FIP in states where its underlying SIP disapproval is stayed. This includes over half of the states that were subject to the Good Neighbor Plan as promulgated. In February 2024, the U.S. Supreme Court heard oral argument on applications for stay of the Good Neighbor Plan, and in June 2024, the Court granted a stay of the Plan pending disposition of the applicants’ consolidated petitions for review of the plan, which remain pending before the U.S. Court of Appeals for the D.C. Circuit but have been held in abeyance based on the EPA’s announcement that it is reconsidering the Good Neighbor Plan and underlying SIP disapprovals.

•Mercury and Hazardous Air Pollutants. In February 2012, the EPA formally adopted a rule to regulate emissions of mercury and other metals, fine particulates, and acid gases such as hydrogen chloride from coal- and oil-fired power plants, referred to as “MATS.” In March 2013, the EPA finalized reconsideration of the MATS rule as it pertains to new power plants, principally adjusting emissions limits for new coal-fired units to levels considered attainable by existing control technologies. In subsequent litigation, the U.S. Supreme Court struck down the MATS rule based on the EPA’s failure to take costs into consideration. The D.C. Circuit allowed the current rule to stay in place until the EPA issued a new finding. In April 2016, the EPA issued a final finding that it is appropriate and necessary to set standards for emissions of air toxics from coal- and oil-fired power plants. However, in April 2017, the EPA indicated in a court filing that it may reconsider this finding, and on April 27, 2017, the D.C. Circuit stayed the litigation. In August 2018, the EPA announced plans to send a draft proposal to the White House questioning the EPA’s earlier finding.

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

On April 15, 2020, the EPA established a new subcategory in the MATS for electric utility steam generating units (“EGU’s”) that burn eastern bituminous coal refuse (“EBCR”). Coal refuse includes low-quality coal mixed with rock, clay and other material. The EPA established emission standards for facilities that burn EBCR. This new subcategory and emission standards affected six existing EGUs located in Pennsylvania and West Virginia that burn EBCR.

On May 22, 2020, the EPA published the completed reconsideration of the appropriate and necessary finding for the MATS. The EPA concluded that it is not “appropriate and necessary” to regulate electric utility steam generating units under Section 112 of the Clean Air Act. The EPA also took final action on the residual risk and technology review that is required by the CAA Section 112. The EPA explained, “emissions of HAP have been reduced such that residual risk is at acceptable levels, that there are no developments in HAP emissions controls to achieve further cost-effective reductions beyond the current standard, and, therefore, no changes to the MATS rule are warranted.”

On February 15, 2023, however, the EPA revoked its 2020 finding that it was not appropriate and necessary to regulate coal- and oil-fired power plants under Section 112 of the Clean Air Act, which regulates HAP emissions. The EPA reviewed the 2020 finding and stated that it considered updated information on both (i) the public health burden associated with HAP emissions from coal- and oil-fired power plants; and (ii) the costs associated with reducing those emissions under the MATS rule. On April 3, 2023, the EPA issued a proposed rule that the EPA said would strengthen and update the MATS for power plants to reflect recent developments in control technologies and the performance of these plants. The EPA issued a final revised MATS rule for EGUs in April 2024 that established more stringent standards than the previous rule. Several states and industry stakeholders have challenged the rule in the U.S. Court of Appeals for the D.C. Circuit and that litigation is being held in abeyance at the request of the parties. In June 2025, the EPA published a proposed rule to repeal certain parts of the 2024 rule.

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

•Regional Haze, New Source Review and Methane. The EPA’s regional haze program is intended to protect and improve visibility at and around national parks, national wilderness areas and international parks. In December 2011, the EPA issued a final rule under which the emission caps imposed under CSAPR for a given state would supplant the obligations of that state with regard to visibility protection. In May 2012, the EPA finalized a rule that allows the trading programs in CSAPR to serve as an alternative to determining source-by-source Best Available Retrofit

Technology (“BART”). This rule provides that states in the CSAPR region can substitute participation in CSAPR for source-specific BART for sulfur dioxide and/or nitrogen oxides emissions from power plants. This program could result in additional emissions restrictions and the need to install additional control measures designed to limit haze causing emissions, such as sulfur dioxide, nitrogen oxides, volatile organic chemicals and particulate matter. These limitations could contribute to additional coal plant closures and affect the future market for coal. A final Regional Haze rule was published on January 10, 2017 that allowed states to submit their SIP revisions by July 2021. In August 2022, the EPA issued a “finding of failure” to submit complete regional haze SIPs for 15 states, starting a two-year clock for the EPA to issue a FIP for any state that does not submit a revised SIP and have it approved before the FIP is issued. In March 2025, the EPA announced plans to restructure the regional haze program. In the months that followed, the EPA approved Regional Haze SIP revisions for a number of states. Environmental groups have filed lawsuits in the Fourth and Sixth Circuits, challenging the EPA’s approval of West Virginia’s and Ohio’s SIPs, respectively. In October 2025, the EPA issued an advance notice of proposed rulemaking (“ANPR”) seeking public comments on ways to clarify and streamline states’ obligations under the program. Comments on the ANPR closed on December 1, 2025.

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

In June 2014, the U.S. Supreme Court addressed whether the EPA’s regulation of GHG emissions from new motor vehicles properly triggered GHG permitting requirements for stationary sources under the CAA as well as the validity of the Tailoring Rule under the CAA. The decision reversed, in part, and affirmed, in part, a 2012 D.C. Circuit decision that upheld the Tailoring Rule. Specifically, the Court held that the EPA exceeded its statutory authority when it interpreted the CAA to require PSD and Title V permitting for stationary sources based on their potential GHG emissions. However, the Court also held that the EPA’s determination that a source already subject to the PSD program due to its emission of conventional pollutants may be required to limit its GHG emissions by employing the “best available control technology” was permissible. As a result, the EPA began requiring new sources already subject to the PSD program, including coal-fired power plants, to undergo control technology reviews for GHGs (predominately carbon dioxide) as a condition of permit issuance. These reviews may impose limits on GHG emissions, or otherwise be used to compel consideration of alternative fuels and generation systems, as well as increase litigation risk for-and so discourage development of-coal-fired power plants. In July 2025, the EPA published a proposed rule that would repeal the 2009 endangerment finding. EPA Administrator Lee Zeldin signed the final rule repealing the endangerment finding on February 12, 2026. We anticipate that the final rule, once published in the Federal Register, will be the subject of widespread litigation.

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

In August 2015, the EPA issued the Clean Power Plan (“CPP”), a final rule that establishes carbon pollution standards for existing power plants, called CO2 emission performance rates. The EPA expected each state to develop implementation plans for power plants in its state to meet the individual state targets established in the CPP. The CPP was immediately subject to legal challenges and was stayed before it was implemented. On July 8, 2019, the EPA, published the ACE Rule, a replacement of the CPP. In contrast to the CPP, which called for the shifting of electricity generation away from coal-fired sources toward natural gas and renewables, the ACE Rule focuses on reducing GHG emissions from existing coal-fired plants by requiring states to mandate the implementation of a range of technologies at power plants designed to improve their heat rate (i.e., decrease the amount of fuel necessary to generate the same amount of electricity). However, on January 19, 2021, the Court of Appeals of the District of Columbia struck down the ACE rule. In May 2024, the EPA issued a final rule known as the GHG Power Plant Rule that requires stringent reductions in carbon dioxide emissions from existing coal-fired plants and relies heavily on the use of CCS. Numerous petitions for review of the final rule were filed in the U.S. Court of Appeals for the D.C. Circuit and are being held in abeyance at the request of the parties. In June 2025, the EPA published a proposed rule to repeal all GHG emissions standards for fossil fuel-fired power plants. A final rule is likely to be published in the first half of 2026. More stringent standards for carbon dioxide emissions as a result of these rulemakings could further reduce demand for coal, and our business would be adversely impacted.

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

On October 7, 2023, California Governor Gavin Newsom signed three landmark climate disclosure bills that are more stringent than the proposed U.S. Securities and Exchange Commission (“SEC”) rules. California’s group of new laws address (i) GHG emissions reporting in compliance with the Greenhouse Gas Protocol (“GHG Protocol”), (ii) climate-related financial risk reporting in accordance with the recommendations of the Task Force on Climate-Related Financial Disclosures (“TCFD”), and (iii) disclosure of information about certain emissions claims and the sale and use of carbon offsets. Although the SEC’s climate disclosure proposal includes GHG Protocol and TCFD requirements, unlike the SEC’s proposed rule, the California requirements apply to certain private and public companies with business activities in California. AB 1305 addresses voluntary carbon market disclosures. It applies to entities that (i) operate and make emissions claims within California; or (ii) buy or sell carbon offsets within California. SB 253 is the Climate Corporate Data Accountability Act. It applies only to business entities with annual revenue over $1 billion that do business in California. It requires disclosure of scope 1, scope 2, and scope 3 GHG emissions. Annual reporting of scope 1 and scope 2 GHC emissions will be required for covered entities beginning in 2026 (for the 2025 fiscal year). Annual reporting of scope 3 GHG emissions will be required beginning in 2027. SB 261 addresses climate-related financial risks of greenhouse gases. It applies to business entities that do business in California if their annual revenue exceeds $500 million. Disclosure will be required on or before January 1, 2026 and biennially thereafter. We currently do not do business in California.

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

Dredge and Fill Permits

Many mining activities, including the development of settling ponds and the construction of certain sediment control structures, valley fills and surface impoundments, require permits from the U.S. Army Corps of Engineers (“COE”) under Section 404 of the Clean Water Act (“CWA”). Generally speaking, these Section 404 permits allow the placement of dredge and fill materials into navigable waters of the United States, including wetlands, streams, and other regulated areas. The COE has issued general “nationwide” permits (“NWPs”) for specific categories of activities that are similar in nature and that are determined to have minimal adverse effects on the environment. Permits issued pursuant to NWPs 5, 21, 49 and 50 generally authorize the disposal of dredged or fill material from surface coal mining activities into waters of the United States, subject to certain restrictions. NWPs are typically reissued for a five-year period and require appropriate mitigation, and permit holders must receive explicit authorization from the COE before proceeding with proposed mining activities. On December 27, 2021 (affecting NWP numbers including 5 and 49) and January 13, 2021 (affecting NWP numbers including 21 and 50), the COE published its final rules reissuing and modifying its NWPs. These NWPs now expire on March 14, 2026. The January 13, 2021 final rule finalized the proposed removal of the 300 linear foot limit for losses of stream bed from several of the NWPs. On January 8, 2026, the COE published a final rule in the Federal Register announcing the reissuance of 56 NWPs (including NWPs 5, 21, 49, and 50) and one additional NWP. The NWPs will take effect on March 15, 2026 and will expire on March 15, 2031. Expansion of our mining operations into new areas may trigger the need for individual COE approvals, which could be more costly and take more time to obtain.

In January 2020, the EPA and the COE issued a final rule that attempts to clarify the CWA’s jurisdictional reach over waters of the United States, referred to as the Navigable Waters Protection Rule (“NWPR”). The rule replaced a rule issued in June 2015 by the previous presidential administration, the Clean Water Rule. The Clean Water Rule was the subject of extensive legal challenges, injunctions and administrative action, and was formally repealed in December 2019. After the U.S. District Court for the District of Arizona vacated and remanded the NWPR on August 30, 2021, the EPA and the COE halted implementation of the NWPR nationwide and announced that they were interpreting “waters of the United States” consistent with the pre-2015 regulatory regime. On December 30, 2022, the EPA and COE announced the final Revised Definition of Waters of the United States rule, which reasserts the agencies’ CWA jurisdiction over wetlands and certain ephemeral streams. On January 18, 2023, the rule was published in the Federal Register. The rule was effective on March 20, 2023. Like the NWPR, the Revised Definition of Waters of the United States rule has been the subject of legal challenges. On May 25, 2023, the U.S. Supreme Court’s decision in Sackett v. EPA limited the jurisdiction of the EPA and the COE over wetlands. While the January 18, 2023 rule was not directly before the Court, the Court considered the jurisdictional standards set forth in the rule. In Sackett, the Court held that the Clean Water Act’s use of “waters” encompasses only those relatively permanent, standing or continuously flowing bodies of water forming geographical features that are described in ordinary parlance as streams, oceans, rivers, and lakes.

On August 29, 2023, the EPA and the COE issued a final rule to amend the January 2023 rule, to conform the definition of “waters of the United States” to the Supreme Court’s decision in Sackett. This conforming rule amends the provisions of the January 18, 2023 definition of “waters of the United States” that are invalid under the Supreme Court’s interpretation of the Clean Water Act in the Sackett decision. The final amended conforming rule became effective on September 8, 2023. A notice on the EPA’s website explains that, as a result of ongoing litigation on the January 2023 rule, the EPA and the COE are implementing the January 2023 rule, as amended by the August 2023 conforming rule, in 24 states, the District of Columbia, and the U.S. Territories. In the other 26 states, the agencies are interpreting “waters of the United States” consistent with the pre-2015 regulatory regime and the Supreme Court's decision in Sackett until further notice. On November 20, 2025, the EPA and the COE published a proposed rule in the Federal Register that would further revise the regulations defining the scope of waters of the United States. The public comment period on the proposed rule ended on January 5, 2026.

Effluent Guidelines

On November 3, 2015, the EPA published the final rule for Effluent Limitations Guidelines and Standards (“ELGS”), revising the regulations for the Steam Electric Power Generating category, which became effective on January 4, 2016. It established the first federal limits on the levels of arsenic, mercury, selenium and nitrate-nitrites in flue gas desulfurization that can be discharged as wastewater from power plants, based on technology improvements over the last three decades. On April

25, 2017, the EPA stayed the implementation of the rule indefinitely to allow for reconsideration. On August 31, 2020, the EPA finalized the rule to revise the ELGS. The 2020 rule changed the technology basis for treatment of Flue Gas Desulfurization (“FGD”) Wastewater and Bottom Ash Transport Water (“BATW”). The EPA issued another final rule in May 2024, known as the Supplemental ELG Rule, that further modified the ELGS. The May 2024 rule established zero discharge requirements for BATW, FGD, and combustion residual leachate wastewaters at coal-fueled units with no planned retirement date. Numerous parties filed petitions for review of the 2024 rule, which remain pending in the U.S. Court of Appeals for the Eighth Circuit. In March 2025, the EPA announced its intention to reconsider the rule, and the litigation is being held in abeyance while reconsideration is underway. On December 31, 2025, the EPA published a final rule in the Federal Register extending the deadlines promulgated in the 2024 rule and updating the 2024 rule’s transfer provisions to allow facilities to switch between compliance alternatives.

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

Resource Conservation and Recovery Act

RCRA affects coal mining operations by establishing requirements for the treatment, storage, and disposal of hazardous wastes. The EPA determined that coal combustion residuals (“CCR”) do not warrant regulation as hazardous wastes under RCRA in May 2000. Most state hazardous waste laws do not regulate CCR as hazardous wastes. The EPA also concluded that beneficial uses of CCR, other than for mine filling, pose no significant risk and no additional national regulations of such beneficial uses are needed. However, the EPA determined that national non-hazardous waste regulations under RCRA are warranted for certain wastes generated from coal combustion, such as coal ash, when the wastes are disposed of in surface impoundments or landfills or used as minefill. In December 2014, the EPA finalized regulations that address the management of coal ash as a non-hazardous solid waste under Subtitle D. The rules impose engineering, structural and siting standards on surface impoundments and landfills that hold coal combustion wastes and mandate regular inspections. The rules also require fugitive dust controls and impose various monitoring, cleanup, and closure requirements. In July 2018, the EPA published a final rule extending certain deadlines under the original rules, granting certain authority to states with authorized CCR programs and establishing groundwater protection standards for certain constituents. The EPA and OSM plan additional rulemaking relating to CCR. Most recently, the EPA issued a final rule that took effect in November 2024. That rule applies to inactive surface impoundments at closed facilities, CCR management units (which include impoundments and landfills that were closed before the effective date of the original 2015 CCR Rule), and inactive CCR landfills. Petitions for review of the rule are pending in the U.S. Court of Appeals for the D.C. Circuit but are currently being held in abeyance while the EPA reconsiders the rule. The EPA plans additional rulemaking relating to CCR.

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

In 2006, in response to underground mine accidents, Congress enacted the Mine Improvement and New Emergency Response Act (the “MINER Act”). The MINER Act significantly amended the Mine Act, requiring, among other items, improvements in mine safety practices, increasing criminal penalties and establishing a maximum civil penalty for non-compliance, and expanding the scope of federal oversight, inspection and enforcement activities. Since the passage of the MINER Act, enforcement scrutiny has increased, including more inspection hours at mine sites, an increase in the number of inspections and an increase in the number of issuances and related penalties. Various states also have enacted their own new laws and regulations addressing many of these same subjects. MSHA continues to interpret and implement various provisions of the MINER Act, along with introducing new proposed regulations and standards. For example, the second phase of MSHA’s respirable coal mine dust rule went into effect in February 2016 and requires increased sampling frequency and the use of continuous personal dust monitors. In August 2016, the third and final phase of the rule became effective, reducing the overall respirable dust standard in coal mines from 2.0 to 1.5 milligrams per cubic meter of air. Additionally, MSHA’s proposed rule, Lowering Miners’ Exposure to Respirable Crystalline Silica and Improving Respiratory Protection, was published in the federal register on July 13, 2023. In April 2024, MSHA issued its final rule, Lowering Miners’ Exposure to Respirable Crystalline Silica and Improving Respiratory Protection, to reduce miner exposures to respirable crystalline silica and improve respiratory protection for all airborne hazards. The final rule lowers the permissible exposure limit of respirable crystalline silica at 50 micrograms per cubic meter of air (μg/m3) for a full shift exposure, calculated as an 8-hour time weighted average, for all miners. The final rule also includes other requirements to protect miner health and update existing respiratory protection requirements. For coal mine operators, the deadline for compliance with the new rule was April 14, 2025. However, on April 11, 2025, the U.S. Court of Appeals for the Eighth Circuit issued an order staying the rule’s compliance deadlines until the court completes a substantive review of the petition. Accordingly, MSHA will continue to temporarily pause enforcement of the requirements in the final rule for mine operators until the litigation is concluded. MSHA also announced in a November 26, 2025 status report in that litigation that it intends to engage in limited rulemaking to reconsider and seek comments on portions of the rule. Our compliance with these or any other new health and safety regulations could increase our mining costs substantially. Further, if we were ever found to be in violation of these regulations, we could face penalties or restrictions that may materially and adversely affect our operations, financial results and liquidity. Under the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981, each coal mine operator must secure payment of federal black lung benefits to claimants who are current and former employees and to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to July 1, 1973. Effective October 1, 2022, the trust fund is funded by an excise tax on coal sold of $1.10 per ton for deep-mined coal and $0.55 per ton for surface-mined coal, neither amount to exceed 4.4% of the gross sales price. The excise tax does not apply to coal shipped outside the United States. For the years ended December 31, 2025 and 2024, we recorded $3.6 million and $3.8 million, respectively, of expense related to this excise tax.

The Patient Protection and Affordable Care Act (“PPACA”) introduced significant changes to the federal black lung program, including an automatic survivor benefit paid upon the death of a miner with an awarded black lung claim, and established a rebuttable presumption with regard to pneumoconiosis among miners with 15 or more years of coal mine employment that are totally disabled by a respiratory condition. On January 18, 2023, the U.S. Department of Labor (“DOL”) announced a notice of proposed rulemaking by its Office of Workers’ Compensation Programs to revise regulations governing the standards related to self-insurance by coal mine operators. The proposed rule would update the standards coal operators must meet to self-insure, modernize and streamline the application process and fix the amount of security applicants must post. The proposed rule would also clarify acceptable forms of security and establish an appeals process. The final rule was published in the Federal Register on December 12, 2024 and became effective on January 13, 2025. We continue to evaluate the final rule, the potential for legal challenges to the final rule and the rule’s potential effects upon us.

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

Item 1A. Risk Factors

Summary

Investment in our securities is subject to various risks, including risks and uncertainties inherent in our business. As detailed in the following pages, these risks include, but are not limited to, the following:

•Risks relating to our industry and the global economy, such as those associated with low coal prices, loss of customers, tariffs and other trade restrictions, our ability to obtain financing and other services, competition, decreased demand for coal, customer creditworthiness and global economic disruptions.

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

•Risks relating to our operations, such as those associated with mining and other conditions, many of which are beyond our control, disruptions in transportation services, the availability of skilled workers, higher than estimated employee benefit costs, the availability of coal reserves, equipment availability, equipment breakdown, higher than anticipated property reclamation or mine closure costs, unionization, cybersecurity, artificial intelligence, the complexity of mining in Central Appalachia, our dependence upon third parties and our ability to make capital investments.

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

Risks Relating to Our Industry and the Global Economy

Declines in coal prices and/or sustained low prices would adversely affect our revenues, operating results, cash flows, financial condition, stock price and the value of our coal reserves.

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

Alpha produces coal that is sold directly to both U.S. and foreign customers and indirectly to foreign customers through U.S.-based companies. For the year ended December 31, 2025, coal export revenues accounted for approximately 73% of our coal revenues.

For the year ended December 31, 2025, met coal accounted for 96% of our coal revenues. Any deterioration in conditions in the U.S. or foreign steel industries, including the demand for steel and the continued financial viability of the industry, could reduce the demand for our met coal and could impact the collectability of our accounts receivable from U.S. or foreign steel industry customers.

The demand for foreign-produced steel both in foreign markets and in the U.S. market also depends substantially on other factors such as tariff rates on steel. For example, in March 2025, President Trump implemented tariffs, in addition to any existing special rates, on steel and aluminum pursuant to Section 232 of the Trade Expansion Act of 1962. These tariffs may lead to generally higher rates of steel production in the U.S. and therefore greater domestic demand for met coal. However, Alpha’s export customers include foreign steel producers who may be markedly affected by these and similar tariffs to the extent their imports into the U.S. are curtailed as a result of tariffs. Retaliatory tariffs by foreign nations have already limited international trade and may adversely impact global economic conditions. Additional or augmented tariffs proposed and enacted under the Trump administration could in turn provoke additional retaliatory tariffs.

Further, as noted by the Federal Reserve’s April 2025 Beige Book, “uncertainty around international trade policy was pervasive” in early 2025, and in many sectors, because of “on-again, off-again tariffs,” companies delayed capital expenditures and expressed concern regarding increasing inflationary pressures and the health of the U.S. and world economies generally. The November 2025 Beige Book noted that, while tariff uncertainty had decreased from earlier in the year, it “remained a headwind.” Alpha’s ability to plan for future economic conditions is similarly limited by unpredictably evolving trade policies, and this limitation could negatively affect our future operating results.

In addition, the steel industry’s demand for met coal is affected by a number of factors, including the variable nature of that industry’s business, technological developments in the steel-making process and the availability of substitutes for steel, such as aluminum, composites and plastics. The North American steel industry increasingly relies on processes to make steel that do not use coke, such as electric arc furnaces or pulverized coal processes. As this trend continues, the amount of met coal that we sell and the prices that we receive for it in North America could decrease, thereby reducing our revenues and adversely impacting our earnings and the value of our coal reserves. Lower demand for met coal in international markets for any reason would reduce the amount of met coal that we sell and the prices that we receive for it, thereby reducing our revenues and adversely impacting our earnings and the value of our coal reserves. Foreign government policies related to coal production and consumption could also negatively impact pricing and demand for our products.

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

Coal sales to our largest customer during the year ended December 31, 2025 accounted for approximately 14% of our total revenues, and coal sales to our 10 largest customers accounted for approximately 77% of our total revenues. These customers could decide to discontinue purchasing coal from us in the volumes that they have previously purchased or decide not to purchase coal from us at all. If several of these customers were concurrently and significantly to reduce their purchases of coal, or if we were unable to sell coal to them on sufficiently favorable terms, we could face a significant reduction in sales while we attempt to sell the coal to other customers in the global marketplace. If such a concurrent loss of large customers or a significant reduction in our sales volume to customers were to happen, our revenues and profitability could be materially and adversely affected.

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

Coal is priced internationally in U.S. dollars, and, as a result, general economic conditions in foreign markets and changes in foreign currency exchange rates may provide our foreign competitors with a competitive advantage. If our competitors’ currencies decline against the U.S. dollar or against our foreign customers’ local currencies, those competitors may be able to offer lower prices for coal to customers. Furthermore, if the currencies of our overseas customers were to significantly decline in value in comparison to the U.S. dollar, those customers may seek decreased prices for the coal we sell to them. Consequently, currency fluctuations could adversely affect the competitiveness of our coal in international markets, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Refer to “Item 1. Business—Competition.” Similarly, currency fluctuations could adversely affect demand for U.S. steel.

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

Downturns and disruptions in the global economy and financial markets have from time to time resulted in, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Significant economic disruptions can result from numerous unpredictable factors, including but not limited to market forces, natural disasters, pandemics, trade disputes and armed conflicts. For example:

•The Chinese government has from time to time implemented regulations and promulgated new laws, policies or restrictions on its domestic coal and steel industries, sometimes with little advance notice, which may affect worldwide coal demand, supply and prices.
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

The ongoing war between Russia and Ukraine has resulted in substantial sanctions upon Russia and certain supply and market disruptions, particularly in energy markets. Many governments have banned imports from Russia, including commodities such as oil, natural gas and coal. These events have caused volatility in commodity markets. Although we have not experienced any distinct material adverse effect on our results of operations, financial condition or cash flows as a result of the war or the resulting volatility as of the date of this report, such volatility, including market expectations of potential changes in coal prices and inflationary pressures on steel products, may significantly affect prices for our coal or the cost of supplies and equipment, as well as the prices of competing sources of energy for our customers, like natural gas.

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

For the year ended December 31, 2025 we derived 73% of our coal revenues from coal sales made to customers outside the U.S. Our customers in other countries may be subject to other pressures and uncertainties that may also affect their ability to pay, including trade barriers, exchange controls and local economic conditions, threat of military action, and political conditions.

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

We incur substantial costs to comply with the laws, regulations and permits that apply to our mining and other operations and to address the outcome of inspections. The required compliance and actions to address inspection outcomes are often time consuming and costly and may delay commencement or continuation of exploration or production. In addition, due in part to the extensive and comprehensive regulatory requirements, violations of laws, regulations and permits occur at our operations from time to time and may result in significant costs to us to correct the violations, as well as substantial civil or criminal penalties and limitations or shutdowns of our operations. Refer to “Item 1. Business—Environmental and Other Regulatory Matters—Clean Water Act—Wastewater Discharge.”

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

Proposed SEC GHG reporting rules have been stayed by federal courts and, under the Trump administration, the SEC has determined not to defend the rules in court, but there can be no assurances that federal climate rules will not be enforced. California’s enactment of its own GHG reporting laws in October 2023 also suggests the possibility of inconsistent and/or duplicative future GHG reporting requirements, which would likely add to our operating costs.

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

Further, changes in tax laws may materially affect our results of operations and could cause our financial position and profitability to deteriorate. On August 16, 2022, legislation commonly referred to as the Inflation Reduction Act of 2022 (“IRA”) was signed into law. Among other provisions, the IRA enacted a 15% corporate alternative minimum tax and a 1% excise tax on repurchases of corporate stock for tax years beginning after December 31, 2022. We have accrued a stock repurchase excise tax of $327 related to the share repurchase program as of December 31, 2025, which is recorded in treasury stock at cost.

Our income is taxable in the U.S., with a significant portion historically qualifying for preferential treatment as foreign-derived deduction eligible income (“FDDEI”) deduction, formerly foreign-derived intangible income (“FDII”). If U.S. tax rates increase or the FDDEI deduction is eliminated or reduced our future provision for income taxes, results of operations, net income, and cash flows could be adversely affected. Also, if our customers move manufacturing operations to the U.S., our future FDDEI deduction may be reduced.

On July 4, 2025, legislation commonly referred to as the “One Big Beautiful Bill Act” (“OBBBA”) was signed into law. Changes made by the OBBBA include the reinstatement of 100% bonus depreciation, the reinstatement of immediate expensing for domestic research and experimentation costs, changes to the calculation of FDDEI and the interest expense limitation, and the addition of metallurgical coal to the list of “applicable critical minerals” for purposes of the Section 45X credit. The Section 45X credit (also known as the advanced manufacturing production credit), as amended, provides a refundable tax credit equal to 2.5% of the production costs for metallurgical coal produced during tax years 2026 through 2029. We incorporated the effects of the OBBBA in our income tax provision for the year ended December 31, 2025, and noted no material impacts to our estimated annual effective tax rate.

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

For the year ended December 31, 2025, 89% of our coal volume was transported from our shipping points to a vessel loading point or customer location by rail. Deterioration in the reliability of the service provided by rail carriers because of, for example, insufficient allocation of resources to us by rail companies or a strike by railroad workers, could result in increased internal coal handling costs and decreased shipping volumes. If we were unable to find alternatives, our business would be adversely affected, possibly materially. Most of our operations are serviced by a single rail carrier. Due to the difficulty in arranging alternative transportation, these operations are particularly at risk of disruptions, capacity issues or other difficulties with that carrier’s transportation services, which could adversely and materially affect our revenues and results of operations.

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

We are responsible for certain liabilities under a variety of benefit plans and other arrangements with employees. The unfunded status of these obligations as of December 31, 2025 included $49.6 million of workers’ compensation obligations, net of expected insurance receivable amounts, $87.3 million of pension obligations and $130.6 million of black lung obligations. These obligations have been estimated based on assumptions including actuarial estimates, discount rates, and changes in health care costs. We could be required to expend greater amounts than anticipated. In addition, future regulatory and accounting changes relating to these benefits could result in increased obligations or additional costs, which could also have a material adverse effect on our financial results. Several states in which we operate consider changes in workers’ compensation laws from time to time, which, if enacted, could adversely affect us. In addition, the DOL has a legislative directive to periodically review operators’ financial standing and federal black lung liabilities, which could result in a substantial increase in required security, negatively impacting liquidity. The DOL recently issued new regulations which substantially increase the collateral required to secure self-insured federal black lung obligations. The new rules require 100% minimum collateral for black lung obligations. If the final rules are not modified or stayed through legal action, we estimate we would be required to provide approximately $80.0 million to $100.0 million of collateral to secure certain of our black lung obligations. The 2025 Final Regulation permits us to use combinations of letters of credit, surety bonds, and cash to meet the collateral requirement.

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

SMCRA establishes operational, reclamation and closure standards for all aspects of surface mining as well as deep mining. We accrue for the costs of current mine disturbance and final mine closure, including the cost of treating mine water discharge where necessary. Our estimated total reclamation and mine-closing liabilities were $227.4 million as of December 31, 2025, based upon permit requirements, the historical experience at our operations and a number of variables involving assumptions and estimates. Total reclamation and mine-closing liabilities are, therefore, subject to change due to a variety of factors, including estimates of future asset retirement costs and the timing of these costs, estimates of proven reserves, assumptions involving profit margins of third-party contractors, inflation rates and discount rates. Our future operating results and financial position could be materially adversely affected by these factors. In addition, significant changes from period to period could result in significant variability in our operating results, which could reduce comparability between periods and impact our liquidity. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” for a description of our estimated costs of these liabilities.

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

Our profitability depends substantially on our ability to mine in a cost-effective manner coal reserves of the quality our customers need. Although we have coal reserves that we believe could support current production levels for approximately a decade, estimating the size and quality of reserves requires significant judgment and could prove to be inaccurate. We may not be able to mine all of our reserves as profitably as we do at our current operations. Under adverse market conditions, some reserves could not be mined profitably at all. In addition, in order to develop our reserves, we must receive various governmental permits. As discussed above, some of these permits are becoming increasingly more difficult and expensive to obtain, and the review process continues to lengthen. We may be unable to obtain the necessary permits on terms that would allow us to operate profitably or at all.

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

Approximately 97% of our total workforce and approximately 96% of our hourly workforce was union-free as of December 31, 2025. However, under the National Labor Relations Act, employees have the right at any time to form or affiliate with a union. Any further unionization of our employees or the employees of third-party contractors who mine coal for us could adversely affect the stability of our production and reduce our profitability.

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

On October 27, 2023, we entered into a new Credit Agreement (the “ABL Agreement”) which was amended and extended on May 6, 2025. The ABL Agreement includes an asset-based revolving credit facility (the “ABL Facility”), which among other things, provides for the issuance of LCs.

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

Under the ABL Facility, we may borrow cash or obtain LCs, on a revolving basis, in an aggregate amount of up to $225.0 million. We may request an increase to the capacity of the facility of up to $75.0 million provided that $25.0 million may be solely for the purpose of providing additional availability to obtain cash collateralized LCs. Availability under the ABL Facility is calculated monthly and fluctuates based on qualifying amounts of coal inventory, trade accounts receivable and in certain circumstances specified amounts of cash. We must maintain minimum Liquidity, as defined in the ABL Agreement, of $75.0 million. The ABL Facility matures on May 4, 2029.

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

Any failure to comply with those covenants may constitute a breach under the ABL Facility that could result in the acceleration of all or a substantial portion of any outstanding indebtedness and termination of revolving credit commitments under the ABL Facility. As of December 31, 2025, we are in compliance with the operating and financial covenants under the ABL Facility. Our inability in the future to maintain our ABL Facility could materially adversely affect our liquidity and our business.

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

Federal and state laws require us to obtain surety bonds to secure payment of certain long-term obligations such as mine closure or reclamation costs, federal and state workers’ compensation costs (including related to black lung), coal leases and other obligations. These bonds are typically renewable annually. Under applicable regulations, self-bonding may not be available to us as a means to comply with our reclamation bonding obligations for the foreseeable future. Surety bond issuers and holders may not continue to renew the bonds, may demand less favorable terms upon renewal or may impose new or increased collateral requirements. As of December 31, 2025, we had outstanding surety bonds with third parties of $170.0 million, with $147.6 million related to active reclamation projects. Surety bond issuers and holders may demand additional collateral, unfavorable terms or higher fees. Our failure to retain, or inability to acquire, surety bonds or to provide a suitable alternative could adversely affect our ability to mine or lease coal, which would materially adversely affect our business and results of operations. That failure could result from a variety of factors, including lack of availability, higher expense or unfavorable market terms, the exercise by third-party surety bond issuers of their right to refuse to renew the surety bonds, restrictions on availability of collateral for current and future third-party surety bond issuers under the terms of any credit arrangements then in place, or our inability to comply with our reclamation bonding obligations through self-bonding. In addition, as a result of increasing credit pressures on the coal industry, it is possible that surety bond providers could demand cash collateral as a condition to providing or maintaining surety bonds. Any such demands, depending on the amount of any cash collateral required, could have a material adverse impact on our liquidity and financial position. If we are unable to meet cash collateral requirements and cannot otherwise obtain or retain required surety bonds, we may be unable to satisfy legal requirements necessary to conduct our mining operations.

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

At December 31, 2025, we had $13.4 million of indebtedness outstanding, of which $9.2 million is scheduled to mature in the next three years.

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

The total authorization to repurchase our stock under the existing common share repurchase program adopted by our Board of Directors on March 4, 2022 is $1.5 billion. As of December 31, 2025, $361.3 million of the originally authorized amount remained available for additional repurchases. This share repurchase program does not obligate us to repurchase any dollar amount or number of shares of our common stock and may be suspended or discontinued at any time, which could cause the market price of our common stock to decline.

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

Dividends on our common stock are only payable if declared by the Board and permitted by Delaware law, and we are not required to declare dividends at all.

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

Risks from Material Cybersecurity Threats

As of the date of this report, we have not identified any cybersecurity threats that have materially affected or are reasonably anticipated to have a material effect on the organization. Although we have not previously experienced cybersecurity incidents that are individually, or in the aggregate, material, we have experienced cyberattacks in the past, which we believe have thus far been deflected or mitigated by our preventative, detective and responsive measures. For additional discussion of our cybersecurity related risks, refer to “Item 1.A Risk Factors.”

Cybersecurity Governance

Board Oversight

The Board is responsible for overseeing management’s assessments of major risks facing us and for reviewing options to mitigate these risks. The Board’s oversight of cybersecurity risks occurs at both the Board level and through its Audit Committee.

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

Management’s Role

Our IT Department addresses current and emerging cybersecurity matters. This function is led by our Senior Vice President – Information Systems and Technology, who reports to our Chief Financial Officer. The IT Department’s security team, a cross-functional group composed of members who all have 7 to 27 years of professional and technical information technology experience, oversees the cybersecurity program to help ensure the confidentiality, integrity and availability of our systems and mitigate day-to-day threats and exposures. It is responsible for measuring and managing cybersecurity risk, including the prevention, detection, mitigation and remediation of cybersecurity incidents and also for implementing cybersecurity policies, programs, procedures and strategies. The security team reports significant cybersecurity incidents to senior management, internal legal advisors, communication specialists and other key stakeholders as required.

Item 2. Properties

Our Properties
Refer to “Item 1. Business” for information on our active mining properties.

Our corporate headquarters consists of approximately 50,000 square feet of leased office space at 340 Martin Luther King Jr. Boulevard in Bristol, Tennessee.

Coal Reserves and Resources

As of December 31, 2025, we estimate that we owned or controlled approximately 294.5 million tons of marketable proven and probable bituminous coal reserves and approximately 522.6 million tons of in situ bituminous coal resources. Our coal reserve and resource estimates were prepared by Marshall Miller & Associates, Inc. (“Marshall Miller”), an independent professional mine engineering and geological consulting firm. Technical Summary Reports prepared by Marshall Miller, as a qualified person, for each of our material mining properties are filed as exhibits to this Annual Report on Form 10-K and incorporated herein by reference.

Coal reserve and resource estimates are based on data obtained from drilling activities and other available geologic data. Estimating reserves and resources requires the use of geologic, engineering, and economic assumptions. Our engineering and land personnel work closely with Marshall Miller to ensure the integrity and accuracy of the data used to calculate the estimates as well as to ensure the assumptions used are reasonable based on our historical results as well as current and future anticipated mine plans. We provide Marshall Miller with historical property information including property maps, deed, lease, and permit information, drilling and lab results, mine plans, production quantities, development, capital, and operating costs as well as market information. For our active and certain idled Met mining properties, Marshall Miller performs an initial assessment and based on the level of geological evidence estimates our coal resources and classifies such resources as either inferred, indicated or measured. When we consider it cost beneficial, Marshall Miller further conducts a pre-feasibility study to estimate our coal reserves and classify such reserves as either proven or probable. The estimates and reports prepared by Marshall Miller are reviewed by our personnel to ensure such reports have been prepared in accordance with applicable rules and regulations and that estimates are based on reasonable assumptions and reflect known facts and circumstances updated through year-end.

Economic analysis is a required part of the process of estimating coal reserves and resources. For a coal reserve or resource to be considered economic, generally revenue generated from its sale must exceed its total cost of production (including consideration of development, capital, and operating costs).

In determining coal reserves as of December 31, 2025, the following estimated market pricing was utilized:

Coal quality	Market Pricing Per Ton (1) (2)
High-Vol. A	$183
High- Vol. B	$169
Mid-Vol.	$190
Low-Vol.	$191
Thermal	$82
(1) Market pricing shown on U.S. East Coast basis.
(2) Met and thermal pricing based on 10-year and 3-year average, respectively, of forecasted pricing from pricing services.

The following is a summary of our estimated marketable proven and probable coal reserves as of December 31, 2025 as determined by Marshall Miller:

		Coal Reserves (Tons in thousands)
		Marketable Coal Reserves (1)			Reserve Control		Stage / Permit Status Production Stage
Mining Complex	Location	Total	Proven	Probable	Owned	Leased	Permitted	Not Permitted
Met
Aracoma	WV	35,120	22,671	12,449	4,389	30,731	17,677	17,443
Kepler	WV	36,159	20,631	15,528	209	35,950	15,996	20,163
Kingston/Mammoth	WV	33,324	19,926	13,398	555	32,769	20,120	13,204
Marfork	WV	96,799	51,687	45,112	2,268	94,531	54,388	42,411
McClure/Toms Creek	VA	65,237	46,948	18,289	—	65,237	36,653	28,584
Elk Run	WV	27,847	17,259	10,588	144	27,703	4,152	23,695
Total		294,486	179,122	115,364	7,565	286,921	148,986	145,500
(1)     Minimum seam height generally 30 inches for underground mines.

		Coal Reserves (Tons in thousands)
		Coal Type/Quality
		Met Coal by Volatility				Thermal	Sulfur		Recovery Percentage (2)
Mining Complex	Location	High-Vol. A	High-Vol. B	Mid-Vol.	Low-Vol.	Thermal (1)	≤ 1%	> 1%
Met
Aracoma	WV	—	35,120	—	—	—	31,539	3,581	27%
Kepler	WV	—	—	5,018	31,141	—	36,159	—	39%
Kingston/Mammoth	WV	15,329	—	3,034	9,889	5,072	11,115	22,209	37%
Marfork	WV	63,497	—	2,034	26,150	5,118	86,558	10,241	31%
McClure/Toms Creek	VA	6,047		57,698	—	1,492	65,237	—	32%
Elk Run	WV	—	27,847	—	—	—	27,847	—	21%
Total		84,873	62,967	67,784	67,180	11,682	258,455	36,031
(1)     Kingston/Mammoth thermal reserves primarily proven and >1% sulfur; Marfork and McClure/Toms Creek thermal reserves primarily probable and ≤1% sulfur.
(2)     Recovery percentage defined as estimated coal reserves divided by related estimated in situ measured and indicated coal resources.

In performing an initial assessment for purposes of determining coal resources as of December 31, 2025, the following estimated market pricing was utilized:

Complex	Market Pricing Per Ton (1) (2)
Aracoma	$197
Kepler	$206
Kingston/Mammoth	$221
Marfork	$206
McClure/Toms Creek	$208
Power Mountain	$201
Elk Run	$191
(1)    Market pricing shown on U.S. East Coast basis.
(2)    Pricing shown for primary product judgmentally selected by qualified person based on review of historical average pricing for each complexes coal products over the past 5 years.

The following is a summary of our estimated in situ inferred, indicated, and measured coal resources (exclusive of coal reserves) as of December 31, 2025 as determined by Marshall Miller:

		Coal Resources (1) (Tons in thousands)
		In Situ Coal Resources (2)			Resource Control		Stage / Permit Status Exploration Stage
Mining Complex	Location	Total	Indicated	Measured	Owned	Leased	Permitted	Not Permitted
Met
Aracoma	WV	126,614	48,352	78,262	46,592	80,022	16,546	110,068
Kepler	WV	28,471	22,950	5,521	596	27,875	17,069	11,402
Kingston/Mammoth	WV	23,472	10,206	13,266	13,864	9,608	—	23,472
Marfork	WV	155,194	46,764	108,430	61,168	94,026	6,487	148,707
McClure/Toms Creek	VA	43,960	13,143	30,817	—	43,960	19,621	24,339
Power Mountain	WV	75,440	31,578	43,862	11,849	63,591	54,518	20,922
Elk Run	WV	69,467	21,998	47,469	—	69,467	8,705	60,762
Total		522,618	194,991	327,627	134,069	388,549	122,946	399,672
(1)     Amounts shown exclusive of coal reserves.
(2)     Inferred resources were not considered material and have not been presented.

		Coal Resources (1) (Tons in thousands)
		Coal Type/Quality
		Met Coal by Volatility				Thermal	Sulfur		Expected Recovery Percentage (2)
Mining Complex	Location	High-Vol. A	High-Vol. B	Mid-Vol.	Low-Vol.	Thermal	≤ 1%	> 1%
Met
Aracoma	WV	—	126,614	—	—	—	58,564	68,050	20%
Kepler	WV	—	—	5,363	23,108	—	26,571	1,900	48%
Kingston/Mammoth	WV	—	—	—	23,472	—	23,472	—	40%
Marfork	WV	103,602	—	3,650	43,799	4,143	61,450	93,744	31%
McClure/Toms Creek	VA	8,347		35,613	—	—	42,925	1,035	25%
Power Mountain	WV	—	75,440	—	—	—	10,285	65,155	31%
Elk Run	WV	—	69,467	—	—	—	14,172	55,295	29%
Total		111,949	271,521	44,626	90,379	4,143	237,439	285,179
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

Our coal reserve and resource estimates are updated periodically to reflect coal production, acquisitions and dispositions of mineral interests, new drilling, mine or geological data, and changes in regulations, market conditions or other economic factors. As coal seams in the United States have been mined for many years and are well established, we do not conduct material exploration activity. However, we periodically conduct drilling of additional core holes to provide additional geological evidence as part of our routine mine permitting and planning processes. The following is a summary of the changes in our coal reserves and resources for the year ended December 31, 2025:

	Changes in Coal Reserves (Tons in thousands)
	12/31/2024						12/31/2025
Mining Complex	Coal Reserves	Acquired/Leased	Pre-Feasibility (1)	Change in Mine Plan	Divested	Production	Coal Reserves
Met
Aracoma	38,055	—	524	(864)	—	(2,595)	35,120
Kepler	38,473	—	—	(624)	—	(1,690)	36,159
Kingston/Mammoth	35,745	—	978	(1,244)	—	(2,155)	33,324
Marfork	91,988	—	8,375	579	—	(4,143)	96,799
McClure/Toms Creek	66,531	—	—	2,008	—	(3,302)	65,237
Elk Run	27,847	—	—	—	—	—	27,847
Total	298,639	—	9,877	(145)	—	(13,885)	294,486
(1)     Mineral areas subjected to pre-feasibility study in current period.

	Changes in Coal Resources (Tons in thousands)
	12/31/2024						12/31/2025
Mining Complex	Coal Resources	Acquired/ Leased	Pre-Feasibility (1)	Change in Mine Plan	Divested	Production	Coal Resources
Met
Aracoma	131,383	—	(4,769)	—	—	—	126,614
Kepler	30,509	—	—	(785)	(1,253)	—	28,471
Kingston/Mammoth	25,978	—	(2,506)	—	—	—	23,472
Marfork	159,694	—	(3,668)	(832)	—	—	155,194
McClure/Toms Creek	43,649	—	—	311	—	—	43,960
Power Mountain	57,086	21,014	—	—	—	(2,660)	75,440
Elk Run	69,467	—	—	—	—	—	69,467
Total	517,766	21,014	(10,943)	(1,306)	(1,253)	(2,660)	522,618
(1)     Mineral areas subjected to pre-feasibility study in current period.

Internal Controls Disclosure

The preparation of coal reserve and resource estimates is conducted in accordance with our prescribed internal control procedures, which are designed to ensure the reliability of such estimates. On an annual basis, our personnel meet with the independent qualified person to provide updates to the data and assumptions to be used in performing the reserve and resource estimates. Our personnel review the work of the qualified person to ensure such work is prepared in accordance with applicable rules and regulations and that the data and assumptions used are supportable based on historical results and current and future mine plans and reflect known facts and circumstances through the reporting date. For example, our land personnel verify the property maps and control areas used by the qualified person based on review of underlying deed and lease records. Our engineering personnel ensure estimates are based on current mine plans, incorporate the most recent drilling and lab data, properly reflect changes in permitting status, consider known encumbrances, and are consistent with operating knowledge and expectations in terms of mining methods, recovery rates, minimum seam heights or maximum strip ratios, and saleable qualities. Our land and accounting personnel endeavor to ensure that estimates are prepared in accordance with applicable rules and regulations, that rationale for changes in estimates from prior years are reasonable and supportable, and that cash flow projections are based on reasonable and supportable assumptions with respect to forecasted production rates, coal pricing, and operating and capital costs.

Our drilling, sample preparation and laboratory analysis are conducted in accordance with internal policies and procedures. For example, core drilling is conducted by reputable third-party drillers and core samples are tagged. Laboratory testing is performed by American National Standards Institute (“ANSI”) certified laboratories and samples are analyzed in accordance with procedures defined under American Society for Testing and Materials (“ASTM”) standards. Core drilling and laboratory testing results are logged into a database with restricted access. In addition, our qualified person performs independent data verification procedures to ensure data is of sufficient quantity and reliability to reasonably support the coal reserve and resource estimates.

Coal reserve and resource amounts are estimates and as estimates have inherent risks due to data accuracy, uncertainty from geologic interpretation, mine plan assumptions, uncontrolled property rights and permit availability, uncertainty with respect to future market supply and demand, and changes in laws and regulations. Our current coal reserves and resource estimates are based on the best information available and are subject to re-assessment when conditions change. Also refer to “Item 1A. Risk Factors” for further discussion of risks associated with the estimates of our reserves and resources.

The following map shows the locations of our material mining properties and corporate headquarters:

West Virginia
Charleston
Power Mountain Plant
Mammoth Plant
Chess Processing
(Elk Run)
Marfork Plant
Kingston Plant
Logan
Bandmill Plant
Beckley
Kepler Plant
Grundy
McClure Plant
Tazewell
Toms Creek Plant
Virginia
Corporate HQ
Bristol
Tennessee
0
20 Miles
40 Miles

Virginia
Dominion Terminal
Associates
0
40 Miles
80 Miles

Addresses

West Virginia

Bandmill Plant
PO Box 1098
Holden, WV 25625
N 37°48'51 W 81°54'29

Kepler Plant
3864 R.D. Bailey Highway
State Route 97
Pineville, WV 24874
N 37°34'37" W 81°34'12"

Mammoth Plant
100 Mammoth Processing
Cannelton, WV 25036
N 38°11'01" W 81°20'32"

Chess Processing
(Elk Run)
PO Box 497
Sylvestor, WV 25193
N 38°00'33" W 81°34'02"

Kingston Plant
622 Pack's Branch Road
Pax, WV 25904
N 37°58'10" W 81°18'26"

Marfork Plant
PO Box 457
Whitesville, WV 25209
N 37°56'46" W 81°30'53"

Power Mountain Plant
PO Box 707
Summersville, WV 26651
N 38°18'28" W 81°00'19"

Virginia

McClure River Plant
2079 Herndon Road
Clintwood, VA 24228
N 37°06'15" W 82°23'47"

Toms Creek Plant
12303 Toms Creek Road
Coeburn, VA 24230
N 36°58'07" W 82°27'25"

Dominion Terminal Associates
600 Harbor Road, Pier 11
Newport News, VA 23607
N 36°57'57" W 76°25'24"

Tennessee

Alpha Metallurgical Resources
340 Martin Luther King Jr Blvd
Bristol, TN 37620
N 36°35'28" W 82°10'57"

Item 3. Legal Proceedings

For a description of our legal proceedings, refer to Note 20, part (d), to the Consolidated Financial Statements.

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

As of December 31, 2025, there were 72 registered holders of record of our common stock. The transfer agent and registrar for our common stock is Computershare Trust Company, N.A. Our common stock is registered by book-entry only.

The section of our Proxy Statement entitled “Stock Performance Graph” is incorporated herein by reference. For information on securities authorized for issuance under our equity compensation plans, refer to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Dividend Policy

Pursuant to the dividend policy adopted by the Board on May 3, 2022, the Board declared quarterly cash dividends on our common stock during the years ended December 31, 2023 and 2022. The holders of our common stock are entitled to receive such dividends, if any, when they are declared by the Board. Any decision to declare and pay cash dividends will be made by the Board and will depend on our earnings, financial condition and other relevant factors. On August 2, 2023, the Board determined to end our fixed dividend program following the quarterly dividend declared and paid in the fourth quarter of 2023. Refer to Note 7 to the Consolidated Financial Statements for further information related to our dividend program.

Repurchase of Common Stock

The following table reflects repurchases of common shares during the fourth quarter of 2025, and the remaining amount available for future repurchases, pursuant to our common share repurchase programs:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (1)(2)(3)
October 1, 2025 through October 31, 2025	61,284	$163.17	61,284	$371,289
November 1, 2025 through November 30, 2025	—	$—	—	$371,289
December 1, 2025 through December 31, 2025	52,115	$191.85	52,115	$361,291
	113,399		113,399
(1)     The total authorization to repurchase our stock under the existing common share repurchase program adopted by our Board of Directors on March 4, 2022 is $1.5 billion. Refer to Note 7 to the Consolidated Financial Statements for additional information.
(2)     We adopted a capital return program in 2019, including a stock repurchase plan with no expiration date that permitted us to repurchase up to an aggregate amount of $100 million of our common stock, of which $67.6 million remains available. This amount is not included in the table above as we suspended this stock repurchase plan on October 1, 2019 and do not currently intend to make further repurchases under it.
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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides a narrative of our results of operations and financial condition for the years ended December 31, 2025 and 2024. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related notes and the risk factors included elsewhere in this Annual Report on Form 10-K. For discussion on results of operations and financial condition pertaining to 2023 and year-over-year comparisons between 2024 and 2023, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.

The following discussion includes forward-looking statements about our business, financial condition and results of operations, including discussions about management’s expectations for our business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and in light of recent events and trends, and you should not construe these statements either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause our actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. Refer to “Cautionary Statement Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.”

Market Overview

Supply-related issues, including December 2025 and January 2026 flooding in Queensland, Australia, impacted metallurgical markets in recent months. Due to constraints on Australian met coal supply, a divergence between the Australian-linked indices and the U.S. East Coast markets significantly expanded, with spreads also widening between the premium grade low vol. coal and lower quality high vol. coals. Despite supply-related moves like these, the global metallurgical coal markets are still structurally influenced by steel demand, which is linked to economic conditions, policy decisions, geopolitical tensions, tariffs and ongoing trade negotiations, all of which could impact met coal pricing.

Metallurgical coal prices experienced varied movements across the indices during the fourth quarter of 2025. Of the four indices Alpha closely monitors, the Australian Premium Low Volatile index represents the largest move, an increase of 14.6%. The Australian Premium Low Volatile index increased from $190.20 per metric ton on October 1, 2025, to $218.00 per metric ton on December 31, 2025. The U.S. East Coast Low Volatile index rose from $177.00 per metric ton in October to $185.00 per metric ton by the end of December, an increase of 4.5%. By contrast, the U.S. East Coast High Volatile A index fell from $152.50 per metric ton at the beginning of the quarter to $150.50 per metric ton at the end of the quarter, and the U.S. East Coast High Volatile B index decreased from $144.50 per metric ton to $144.20 per metric ton at the quarter’s close. Since then, all four indices have increased from their end-of-quarter levels. As of February 16, 2026, the Australian Premium Low Volatile increased to $242.50 per metric ton from its quarter-close level. The U.S. East Coast Low Volatile, High Volatile A, and High Volatile B indices measured $198.00, $160.00, and $150.00 per ton, respectively, as of the same date.

The world manufacturing Purchasing Managers’ Index (“PMI”) recorded a three-month high in January with a PMI of 50.9, up from December’s PMI of 50.4. China’s PMI moved slightly higher from 50.1 in December to 50.3 in January. India, an important market for Alpha, had a PMI of 55.4 in January, up from December’s two-year low of 55.0. The United States’ PMI rose to 52.4 in January from its December level of 51.8. Europe’s January PMI was 49.5, an increase from a nine-month low of 48.8 in December. Brazil’s manufacturing sector PMI was 47.0 in January, a decrease from December’s PMI of 47.6.

As compiled by the World Steel Association (“WSA”), global crude steel production in December 2025 reached 139.6 million metric tons from 70 countries, representing a 3.7% decrease compared to December 2024. The world’s largest steel-producing country, China, recorded the largest percentage decline of the top ten steel-producing countries, with its December 2025 production of 68.2 million metric tons, representing a 10.3% decrease year-over-year. The next largest producer, India, recorded 14.8 million metric tons in December 2025, up 10.1% from its December 2024 level. The United States produced 6.9 million metric tons of crude steel in December, representing a 3.6% increase from December 2024. Japan’s 6.6 million metric tons of steel produced in December 2025 was down 4.8% year-over-year. Of the top 10 steel-producing countries, Turkey experienced the largest year-over-year percentage increase, at 18.5%, with 3.5 million metric tons of steel produced in December. Regionally, the Asia and Oceania region, which contains both India and China, produced 99.7 million metric tons of crude steel in December 2025, a 6.3% decrease from December 2024. The European Union produced 9.9 million metric tons in December, representing a 3.9% increase compared to the same period last year. North America’s December 2025 crude steel production was 9.0 million metric tons, down 0.4% from the December 2024 level.

The American Iron and Steel Institute’s capacity utilization rate for U.S. steel mills was 77.8% for the week ending February 14, 2026. This is up from the year-ago period when the capacity utilization rate was 76.5%.

In the seaborne thermal market, the API2 index was $94.55 per metric ton as of October 1, 2025, and increased to $96.90 per metric ton on December 31, 2025.

Business Overview

We are a Tennessee-based mining company with operations across Virginia and West Virginia. With customers across the globe, high-quality reserves and significant port capacity, we are a leading supplier of metallurgical coal products to the steel industry. We operate high-quality, cost-competitive coal mines across the CAPP coal basin. As of December 31, 2025, our operations consisted of nineteen active mines and eight active coal preparation and load-out facilities, with approximately 3,960 employees. We produce, process, and sell met coal and thermal coal. We also sell coal produced by others, some of which is processed and/or blended with coal produced from our mines prior to resale, with the remainder purchased for resale. As of December 31, 2025, we had 294.5 million tons of reserves, which included 282.8 million tons of proven and probable metallurgical reserves and 11.7 million tons of proven and probable thermal reserves.

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

For the years ended December 31, 2025 and 2024, sales of met coal were 14.1 million tons and 15.9 million tons, respectively, and accounted for approximately 93% and 93%, respectively, of our coal sales volume. Sales of thermal coal were 1.2 million tons and 1.2 million tons, respectively, and accounted for approximately 7% and 7%, respectively, of our coal sales volume.

Our sales of met coal were made primarily in several countries in Asia, Europe, and the Americas and to steel companies in the northeastern and midwestern regions of the United States. Our sales of thermal coal were made primarily to large utilities and industrial customers both in the United States and across the world. For the years ended December 31, 2025 and 2024 approximately 73% and 78%, respectively, of our coal revenues were derived from coal sales made to customers outside the United States.

In addition, we generate other revenues from equipment sales, rentals, terminal and processing fees, coal and environmental analysis fees, royalties and the sale of natural gas. We also record freight and handling fulfillment revenue within coal revenues for freight and handling services provided in delivering coal to certain customers, which are a component of the contractual selling price.

As of December 31, 2025, we have one reportable operating segment: Met. Refer to Notes 21 and 22 to the Consolidated Financial Statements for additional disclosures on our reportable segment, geographic areas, and export coal revenue information.

As discussed in the “Market Overview” presented above, metallurgical coal prices remain at lower levels than in recent years due to weak global steel demand which has been influenced by a slowdown in manufacturing activity. Economic pressures, geopolitical uncertainty, and shifting trade policies have contributed to metallurgical market challenges. Our results of operations for the year ended December 31, 2025 were impacted by these factors.

Recent Business Developments

In 2025, due to continued softness in the met coal pricing environment, especially for U.S. High-Vol. products driven by weak global steel demand combined with additional U.S. High-Vol. production, we reduced production levels at our Jerry Fork and Black Eagle mines within our Power Mountain and Marfork mining complexes, respectively, and temporarily idled our Long Branch surface mine within our McClure/Toms Creek mining complex.

In 2024, we began the development phase for our new Kingston Wildcat underground mine located in Fayette County, West Virginia. The mine, which will produce a Low-Vol. quality met coal, is expected to begin production in the first quarter of

2026.

In 2023, we completed development of and commenced production at our Rolling Thunder and Checkmate Powellton mines within our Power Mountain and Elk Run mining complexes, respectively, which produce High-Vol. B quality met coal from the Powellton coal seam.

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

Factors Affecting Our Results of Operations

Sales Agreements. We manage our commodity price risk for coal sales through the use of coal supply agreements. As of February 17, 2026, we had sales commitments for 2026 as follows:

	2026 Guidance
(In millions of tons)	Low	High
Metallurgical	14.4	15.4
Thermal	0.7	1.1
Met Segment - Total Shipments	15.1	16.5

Committed/Priced (1)	Committed	Volume (in millions of tons)	Average Committed Realized Price per Ton
Metallurgical - Domestic		4.1	$136.30
Metallurgical - Export		1.5	$127.53
Metallurgical Total	37%	5.6	$134.02
Thermal	77%	0.7	$73.17
Met Segment	40%	6.3	$127.30
(1)     Based on committed and priced coal shipments as of February 17, 2026. Committed percentage based on the midpoint of shipment guidance range. Actual average per-ton realizations on committed and priced tons recognized in future periods may vary based on actual freight expense in future periods relative to assumed freight expense embedded in projected average per-ton realizations. Includes estimates of future coal shipments based upon contract terms and anticipated delivery schedules. Actual coal shipments may vary from these estimates.

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

Results of Operations

Our results of operations for the years ended December 31, 2025 and 2024 are discussed in these “Results of Operations” presented below.

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

Revenues

The following table summarizes information about our revenues during the years ended December 31, 2025 and 2024:

	Year Ended December 31,		Increase (Decrease)
(In thousands, except for per ton data)	2025	2024	$ or Tons	%
Coal revenues	$2,122,605	$2,946,579	$(823,974)	(28.0)%
Other revenues	6,876	10,706	(3,830)	(35.8)%
Total revenues	$2,129,481	$2,957,285	$(827,804)	(28.0)%

Tons sold	15,280	17,127	(1,847)	(10.8)%

Coal revenues. Coal revenues decreased $824.0 million, or 28.0%, for the year ended December 31, 2025 compared to the prior year period. The decrease was primarily due to a 19.3% decline in average coal sales realization as metallurgical coal pricing declined significantly as a result of weakened global steel demand. Coal sales volumes also declined 10.8% due to weaker demand. Refer to the “Non-GAAP Coal revenues” section below for further detail on coal revenues for the year ended December 31, 2025 compared to the prior year period.

Cost and Expenses

The following table summarizes information about our costs and expenses during the years ended December 31, 2025 and 2024:

	Year Ended December 31,		Increase (Decrease)
(In thousands)	2025	2024	$	%
Cost of coal sales (exclusive of items shown separately below)	$1,924,691	$2,451,601	$(526,910)	(21.5)%
Depreciation, depletion and amortization	174,524	167,331	$7,193	4.3%
Accretion on asset retirement obligations	22,126	25,050	$(2,924)	(11.7)%
Amortization of acquired intangibles	5,427	6,700	$(1,273)	(19.0)%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	60,158	74,000	$(13,842)	(18.7)%
Other operating loss	3,921	4,749	$(828)	(17.4)%
Total costs and expenses	$2,190,847	$2,729,431	$(538,584)	(19.7)%

Cost of coal sales. Cost of coal sales decreased $526.9 million, or 21.5%, for the year ended December 31, 2025 compared to the prior year period, partially due to a 10.8% decline in coal sales volumes due to weaker demand. Average cost of coal sales per ton decreased 12.0% compared to the prior year period, due in part to a reduction in freight and handling costs as a relatively lower percentage of export sales resulted in lower rail and ocean vessel freight costs. The lower coal pricing environment reduced royalties and taxes. In addition, lower levels of purchased coal and the ongoing impact of cost reduction efforts, including wage reductions during the second quarter of 2025, as well as the impact of previous decisions to reduce relatively higher-cost production sources served to reduce costs on a per ton basis. Refer to the “Non-GAAP Cost of coal sales” section below for further detail on cost of coal sales for the year ended December 31, 2025 compared to the prior year period.

Depreciation, depletion and amortization. Depreciation, depletion and amortization increased $7.2 million, or 4.3%, for the year ended December 31, 2025 compared to the prior year period. The increase was primarily due to an increase in assets placed in service through December 2025.

Selling, general and administrative. Selling, general and administrative expenses decreased $13.8 million, or 18.7%, for the year ended December 31, 2025 compared to the prior year period. This decrease was primarily related to decreases of $8.8 million in incentive pay and $2.0 million in wages and benefits expenses.

Total Other Expense, Net

The following table summarizes information about our total other expense, net during the years ended December 31, 2025 and 2024:

	Year Ended December 31,		Increase (Decrease)
(In thousands)	2025	2024	$	%
Total other expense, net	$26,093	$17,104	$8,989	52.6%

Total other expense, net increased $9.0 million, or 52.6%, for the year ended December 31, 2025 compared to the prior year period, primarily related to increases in equity loss in affiliates and net periodic benefit costs for black lung benefit obligations and a decrease in interest income.

Income Tax (Benefit) Expense

The following table summarizes information about our income tax (benefit) expense during the years ended December 31, 2025 and 2024:

	Year Ended December 31,		Increase (Decrease)
(In thousands)	2025	2024	$	%
Income tax (benefit) expense	$(25,772)	$23,171	$(48,943)	(211.2)%

Income tax benefit of $25.8 million was recorded for the year ended December 31, 2025 on a loss before income taxes of $87.5 million. The effective tax rate of 29.5% differs from the federal statutory rate of 21% primarily due to the permanent impact of percentage depletion, state income taxes, net of federal impact, and the impact of stock compensation, partially offset by the impact of non-deductible compensation and provision-to-return adjustments.

Income tax expense of $23.2 million was recorded for the year ended December 31, 2024 on income before income taxes of $210.8 million. The effective tax rate of 11.0% differs from the federal statutory rate of 21% primarily due to the permanent impact of stock compensation, percentage depletion, and foreign-derived intangible income deductions, partially offset by the impact of non-deductible compensation and state income taxes, net of federal impact. Refer to Note 16 to the Consolidated Financial Statements for additional information.

Non-GAAP Financial Measures

The discussion below contains “non-GAAP financial measures.” These are financial measures that either exclude or include amounts that are not excluded or included in the most directly comparable measures calculated and presented in accordance with generally accepted accounting principles in the United States (“U.S. GAAP” or “GAAP”). Specifically, we make use of the non-GAAP financial measures “Adjusted EBITDA,” “non-GAAP coal revenues,” “non-GAAP cost of coal sales,” and “non-GAAP coal margin.” In addition to net income (loss), we use Adjusted EBITDA to measure the operating performance of our reportable segment. Adjusted EBITDA does not purport to be an alternative to net income (loss) as a measure of operating performance or any other measure of operating results, financial performance, or liquidity presented in accordance with GAAP. Moreover, this measure is not calculated identically by all companies and therefore may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is presented because management believes it is a useful indicator of the financial performance of our coal operations. We use non-GAAP coal revenues to present coal revenues generated, excluding freight and handling fulfillment revenues. Non-GAAP coal sales realization per ton for our operations is calculated as non-GAAP coal revenues divided by tons sold. We use non-GAAP cost of coal sales to adjust cost of coal sales to remove freight and handling costs, depreciation, depletion and amortization - production (excluding the depreciation, depletion and amortization related to selling, general and administrative functions), accretion on asset retirement obligations, amortization of acquired intangibles, and idled and closed mine costs. Non-GAAP cost of coal sales per ton for our operations is calculated as non-GAAP cost of coal sales divided by tons sold. Non-GAAP coal margin per ton for our coal operations is calculated as non-GAAP coal sales realization per ton for our coal operations less non-GAAP cost of coal sales per ton for our coal operations. The presentation of these measures should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP.

Management uses non-GAAP financial measures to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. The definition of these non-GAAP measures may be changed periodically by management to adjust for significant items important to an understanding of operating trends and to adjust for items that may not reflect the trend of future results by excluding transactions that are not indicative of our core operating performance. Furthermore, analogous measures are used by industry analysts to evaluate our operating performance. Because not all companies use identical calculations, the presentations of these measures may not be comparable to other similarly titled measures of other companies and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate, capital investments and other factors.

Included below are reconciliations of non-GAAP financial measures to GAAP financial measures.

The following tables summarize certain financial information relating to our coal operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,		Increase (Decrease)
	2025	2024	$ or Tons	%
Coal revenues	$2,122,605	$2,946,579	$(823,974)	(28.0)%
Less: Freight and handling fulfillment revenues	(333,691)	(503,306)	169,615	33.7%
Non-GAAP Coal revenues	$1,788,914	$2,443,273	$(654,359)	(26.8)%
Non-GAAP Coal sales realization per ton	$117.08	$142.66	$(25.58)	(17.9)%

Cost of coal sales (exclusive of items shown separately below)	$1,924,691	$2,451,601	$(526,910)	(21.5)%
Depreciation, depletion and amortization - production (1)	173,249	166,105	7,144	4.3%
Accretion on asset retirement obligations	22,126	25,050	(2,924)	(11.7)%
Amortization of acquired intangibles	5,427	6,700	(1,273)	(19.0)%
Total Cost of coal sales	$2,125,493	$2,649,456	$(523,963)	(19.8)%
Less: Freight and handling costs	(333,691)	(503,306)	169,615	33.7%
Less: Depreciation, depletion and amortization - production (1)	(173,249)	(166,105)	(7,144)	(4.3)%
Less: Accretion on asset retirement obligations	(22,126)	(25,050)	2,924	11.7%
Less: Amortization of acquired intangibles	(5,427)	(6,700)	1,273	19.0%
Less: Idled and closed mine costs	(28,988)	(29,868)	880	2.9%
Non-GAAP Cost of coal sales	$1,562,012	$1,918,427	$(356,415)	(18.6)%
Non-GAAP Cost of coal sales per ton	$102.23	$112.01	$(9.78)	(8.7)%

GAAP Coal margin	$(2,888)	$297,123	$(300,011)	(101.0)%
GAAP Coal margin per ton	$(0.19)	$17.35	$(17.54)	(101.1)%

Non-GAAP Coal margin	$226,902	$524,846	$(297,944)	(56.8)%
Non-GAAP Coal margin per ton	$14.85	$30.64	$(15.79)	(51.5)%

Tons sold	15,280	17,127	(1,847)	(10.8)%
(1)     Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

Non-GAAP Coal revenues. Non-GAAP coal revenues decreased $654.4 million, or 26.8%, for the year ended December 31, 2025 compared to the prior year period. The decrease was primarily due to a $25.58, or 17.9%, decline in non-GAAP coal sales realization per ton as weakened global steel demand reduced metallurgical coal pricing. In addition, coal sales volumes declined 10.8% due to weaker demand.

Non-GAAP Cost of coal sales. Non-GAAP cost of coal sales decreased $356.4 million, or 18.6%, for the year ended December 31, 2025 compared to the prior year period, primarily due to a 10.8% decline in coal sales volumes due to weaker demand. Average non-GAAP cost of coal sales per ton decreased $9.78, or 8.7%, compared to the prior year period due in part to lower royalties and taxes as a result of a lower coal pricing environment. In addition, lower levels of purchased coal and the ongoing impact of cost reduction efforts, including wage reductions during the second quarter of 2025, as well as the impact of previous decisions to reduce higher-cost production sources served to reduce costs on a per ton basis. Our Checkmate Powellton mine, which was in its early stages of operations and had relatively higher costs, was idled during the fourth quarter of 2024. In addition, our Long Branch surface mine was idled in the first quarter of 2025 and production levels were reduced at our Jerry Fork and Black Eagle mines during 2025.

Adjusted EBITDA

The following tables present a reconciliation of net (loss) income to Adjusted EBITDA for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(In thousands)	2025	2024
Net (loss) income	$(61,687)	$187,579
Interest expense	3,019	3,811
Interest income	(15,466)	(18,208)
Income tax (benefit) expense	(25,772)	23,171
Depreciation, depletion, and amortization	174,524	167,331
Non-cash stock compensation expense	13,598	12,318
Accretion on asset retirement obligations	22,126	25,050
Amortization of acquired intangibles	5,427	6,700
Non-recurring mine flood costs (1)	6,098	—
Adjusted EBITDA	$121,867	$407,752
(1)     Non-recurring mine recovery and idle costs due to the water inundation at the Rolling Thunder mine in November 2025.

The following table summarizes Adjusted EBITDA:

	Year Ended December 31,		Increase (Decrease)
(In thousands)	2025	2024	$	%
Adjusted EBITDA	$121,867	$407,752	$(285,885)	(70.1)%

Adjusted EBITDA decreased $285.9 million, or 70.1%, for the year ended December 31, 2025 compared to the prior year period, primarily driven by a decrease in tons sold and decreased coal margin due to lower non-GAAP coal sales realization per ton in the current period.
Liquidity and Capital Resources
Overview

Our primary sources of liquidity are derived from existing unrestricted cash balances, short-term investments, proceeds from future coal sales, and amounts available under our revolving credit agreement. Our primary capital resource requirements stem from the cost of our coal production and purchases, selling and administrative expenses, taxes, capital expenditures, debt service obligations, reclamation obligations, and collateral requirements. As of December 31, 2025, we had $9.8 million of long-term indebtedness outstanding, net of current portion, and no indebtedness and $41.3 million letters of credit (“LC”) outstanding under our ABL Facility (as defined below).

We believe that cash on hand and cash generated from our operations will be sufficient to meet our working capital, anticipated capital expenditure, income tax, debt service, collateral and reclamation obligations requirements for the next 12 months and the reasonably foreseeable future. We may also use cash in accordance with our share repurchase program. We rely on a number of assumptions in budgeting for our future activities. These include the costs for mine development to sustain capacity of our operating mines, our cash flows from operations, effects of regulation and taxes by governmental agencies, mining technology improvements and reclamation costs. These assumptions are inherently subject to significant business, political, economic, regulatory, environmental and competitive uncertainties, pending and existing climate-related initiatives, contingencies and risks, all of which are difficult to predict and many of which are beyond our control. For example, if the new authorization process for all self-insured coal mine operators is adopted, it would substantially increase the collateral required to secure our self-insured federal black lung obligations. Refer to the “DCMWC Reauthorization Process” section below for more information. Increased scrutiny of ESG matters specific to the coal sector could negatively influence our ability to raise capital in the future and result in a reduced number of surety and insurance providers. We may need to raise additional funds if market conditions deteriorate, if one or more of our assumptions prove to be incorrect or if we choose to expand our acquisition or development efforts or any other activity more rapidly than we presently anticipate and we may not be able to do so in a timely fashion, on terms acceptable to us, or at all. Additionally, we may elect to raise additional funds before we need them if the conditions for raising capital are favorable. We may seek to sell equity or debt securities or obtain additional bank credit facilities. The sale of equity securities could result in dilution to our stockholders. The incurrence of additional indebtedness could result in increased fixed obligations and additional covenants that could restrict our operations.

Liquidity

The following table summarizes our total liquidity as of December 31, 2025:

(in thousands)	December 31, 2025
Cash and cash equivalents	$365,974
Short-term investments	49,582
Credit facility availability (1)	183,746
Minimum liquidity requirement	(75,000)
Total liquidity	$524,302
(1) Comprised of our unused commitments available under our credit agreement entered into on October 27, 2023 that was amended and extended on May 6, 2025 (the “ABL Agreement”) after considering $41.3 million of outstanding LCs, subject to limitations described therein.

Cash Collateral

We are required to provide cash collateral to secure our obligations under certain worker’s compensation, black lung, reclamation-related obligations, financial payments and other performance obligations, and other operating agreements. Future regulatory changes relating to these obligations could result in increased obligations, additional costs, or additional collateral requirements which could require greater use of alternative sources of funding for this purpose, which would reduce our liquidity. Refer to the “DCMWC Reauthorization Process” section below for information related to the new authorization process for self-insured coal mine operators being implemented by the U.S. Department of Labor (Division of Coal Mine Workers’ Compensation). As of December 31, 2025, we had the following cash collateral on our Consolidated Balance Sheets:

(in thousands)	December 31, 2025
Long-term restricted cash	$126,911
Long-term restricted investments	34,356
Long-term deposits	4,792
Total cash collateral	$166,059

Off-Balance Sheet Arrangements

We are required to provide financial assurance in order to perform the post-mining reclamation required by our mining permits, pay workers’ compensation claims under workers’ compensation laws in various states, pay federal black lung benefits, and perform certain other obligations. In order to provide the required financial assurance, we generally use surety bonds for post-mining reclamation and workers’ compensation obligations. We also use bank LCs to collateralize certain obligations. As of December 31, 2025, we had the following outstanding surety bonds and LCs:

(in thousands)	December 31, 2025
Surety bonds	$170,014
Letters of credit (1)	$41,254
(1)     The LCs outstanding are under the ABL Agreement.

Refer to Note 20, part (c), to the Consolidated Financial Statements for further disclosures on off-balance sheet arrangements.

Debt Financing

Refer to Note 13 to the Consolidated Financial Statements for disclosures on long-term debt including the May 6, 2025 amendment and extension of the ABL Facility.

Capital Requirements

Our capital expenditures for the year ended December 31, 2025 were $127.2 million. We expect to spend between $148 million and $168 million on capital expenditures during 2026. At the midpoint of guidance, this total includes approximately $137.0 million in sustaining maintenance capital, approximately $9.5 million in planned projects to invest in mine development, and approximately $11.5 million in carryover from 2025 due to timing and availability of supplies and contract labor.

Contractual Obligations

The following is a summary of our significant contractual obligations as of December 31, 2025:

(in thousands)	2026	2027	2028	2029	2030	After 2030	Total
Minimum royalties	$16,859	$16,163	$15,104	$13,745	$13,642	$99,215	$174,728
Coal purchase commitments	11,072	—	—	—	—	—	11,072
Unconditional purchase obligations (1)	117,517	53,633	14,246	14,667	3,693	—	203,756
Total	$145,448	$69,796	$29,350	$28,412	$17,335	$99,215	$389,556
(1)     Includes contractual commitments related to capital expenditures as well as rail freight and export terminal costs, including approximately $39.6 million in 2026 for expected DTA funding. Refer to “Business Updates” below for further discussion.

Additionally, we have long-term liabilities relating to asset retirement obligations, pension benefits, black lung benefits, postretirement life insurance benefits, and workers’ compensation benefits. The table below reflects the estimated undiscounted cash flows for these obligations:

(in thousands)	2026	2027	2028	2029	2030	After 2030	Total
Asset retirement obligation	$23,198	$37,191	$28,098	$24,409	$21,996	$362,947	$497,839
Pension benefit obligation (1)	31,937	31,822	31,526	31,236	30,964	825,332	982,817
Black lung benefit obligation	12,329	12,200	11,960	11,769	11,703	224,230	284,191
Postretirement life insurance benefit obligation	610	607	607	605	603	11,668	14,700
Workers’ compensation benefit obligation	7,230	5,320	4,291	3,746	3,169	46,959	70,715
Total	$75,304	$87,140	$76,482	$71,765	$68,435	$1,471,136	$1,850,262
(1)     The estimated undiscounted cash flows are expected to be paid from the defined benefit pension plan assets held within the defined benefit pension plan trust. Refer to Note 17 to the Consolidated Financial Statements for further disclosures related to this obligation.

Business Updates

On March 25, 2025, Moody’s Investors Service assessed our Senior Secured Bank Credit Facility with a B1/LGD4 Rating and maintained our B1 Corporate Family Rating and SGL-2 Speculative Grade Liquidity Rating. The rating outlook was noted as stable. On July 22, 2025, S&P Global Ratings maintained our BB- issuer credit rating and stable rating outlook. On December 10, 2025, Moody’s Investors Service affirmed our B1 rating on the ABL Facility, B1 Corporate Family Rating, and SGL-2 Speculative Grade Liquidity Rating and noted that the rating outlook remained stable. Should we receive any negative outlook ratings in the future, such negative outlook ratings would result in potential liquidity risks for us, including the risks of declines in our stock value, declines in our cash and cash equivalents, less availability and higher costs of additional credit, and requests for additional collateral by surety providers.

We own a 65.0% interest in DTA, a coal export terminal in Newport News, Virginia. DTA provides us with the ability to fulfill a broad range of customer coal quality requirements through coal blending, while also providing storage capacity and transportation flexibility. DTA needs capital investment to maximize functionality and minimize downtime due to mechanical issues. Under the terms of our partnership related agreements with respect to our investment in DTA, we are required to fund our proportionate share of DTA’s ongoing operating and capital costs. Beyond our share of routine operating costs, we expect we will invest an average of approximately $21.0 million per year for infrastructure and equipment upgrades at DTA over the next 5 years. In addition, to mitigate the risk of shipment delays during the upgrade period, in April 2024, we entered into a 3-year agreement which would allow for the loading of 1.2 to 2.0 million tons of coal annually at a third party terminal in Newport News, VA.

We continually strive to enhance our capital structure and financial flexibility. We may refinance or repay outstanding debt, seek to amend our credit facility, undertake additional borrowings, sell assets or businesses or take other measures as we believe circumstances warrant.. We may decide to pursue or not pursue these opportunities at any time. Access to additional funds from liquidity-generating transactions or other sources of external financing is subject to market conditions and certain limitations, including our credit rating and covenant restrictions in our credit facilities.

As a regular part of our business, we review opportunities for, and engage in discussions and negotiations concerning, the acquisition or disposition of coal mining and related infrastructure assets and interests in coal mining companies, and acquisitions or dispositions of, or combinations or other strategic transactions involving, companies with coal mining or other complementary assets. When we believe that these opportunities are consistent with our strategic plans and our acquisition or disposition criteria, we will make bids or proposals and/or enter into letters of intent and other similar agreements. These bids or proposals, which may be binding or non-binding, are customarily subject to a variety of conditions and usually permit us to terminate the discussions and any related agreement if, among other things, we are not satisfied with the results of due diligence. Any acquisition opportunities we pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness, seek equity capital or both. There can be no assurance that additional financing will be available on terms acceptable to us, or at all.

Income Taxes

During the year ended December 31, 2025, we paid federal and state income taxes, net of refunds received, of $2.1 million.

On July 4, 2025, legislation commonly referred to as the “One Big Beautiful Bill Act” (“OBBBA”) was signed into law. The OBBBA includes the addition of metallurgical coal to the list of “applicable critical minerals” for purposes of the Section 45X credit. The Section 45X credit (also known as the advanced manufacturing production credit), as amended, provides a refundable tax credit equal to 2.5% of the production costs for metallurgical coal produced during tax years 2026 through 2029. We are currently analyzing the financial impact of the Section 45X credit and expect that it will serve as a source of additional liquidity in future years. Based on preliminary analysis, we currently believe the annual cash benefit of the tax credit may be in the range of $30 million to $50 million, dependent upon the amount of qualifying production costs incurred in a given year.

Refer to Note 16 to the Consolidated Financial Statements for further disclosures related to income taxes.

Pension Plan

We sponsor a qualified non-contributory pension plan (“Pension Plan”) which covers certain salaried and non-union hourly employees. Participants accrued benefits either based on certain formulas, the participant’s compensation prior to retirement or plan specified amounts for each year of service. Benefits are frozen under the Pension Plan. Annual funding contributions to the Pension Plan are made as recommended by consulting actuaries based upon the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) funding standards. Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006. We contributed $17.0 million in minimum contributions to the Pension Plan in 2025 and expect to contribute $23.1 million in 2026. Refer to Note 17 to the Consolidated Financial Statements for further disclosures related to the Pension Plan and the related obligation.
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

Respirable Crystalline Silica Final Rule

In April 2024, MSHA issued its final rule, Lowering Miners’ Exposure to Respirable Crystalline Silica and Improving Respiratory Protection, to reduce miner exposures to respirable crystalline silica and improve respiratory protection for all airborne hazards. The final rule lowers the permissible exposure limit of respirable crystalline silica at 50 micrograms per cubic meter of air (μg/m3) for a full shift exposure, calculated as an 8-hour time weighted average, for all miners. The final rule also includes other requirements to protect miner health and update existing respiratory protection requirements. For coal mine operators, the deadline for compliance with the new rule was April 14, 2025. On April 4, 2025, however, the U.S. Court of Appeals for the Eighth Circuit (“Court”) granted a temporary administrative stay of the enforcement of the final rule and is now considering whether to block enforcement permanently or allow enforcement to begin. In a filing with the Court in late 2025, MSHA indicated its intent to review and potentially modify portions of the rules at issue. Our compliance with these or any other new health and safety regulations could increase our mining costs substantially. Further, if we were ever found to be in violation of these regulations, we could face penalties or restrictions that may materially and adversely affect our operations, financial results and liquidity.

Climate Effect Disclosures

In March 2024, the Securities and Exchange Commission (“SEC”) adopted new rules requiring issuers to disclose certain climate-related information beginning in 2025. Shortly following their release, the rules were stayed by a federal court. The SEC subsequently stayed the rules pending resolution of ongoing litigation. In March 2025, the SEC voted to end its legal defense of the rules, and litigation has been suspended by the Eighth Circuit until the SEC informs the court whether it intends to reconsider the rules under administrative procedures or whether the SEC will renew its defense of the rules. We cannot be certain whether or when these rules will take effect or what form they may ultimately take. It is therefore not presently possible to estimate reliably the potential effects of the rules upon us, including the potential costs associated with compliance.

Share Repurchase Program

Refer to Note 7 to the Consolidated Financial Statements and “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for information on the share repurchase program and the shares repurchased during the current period.

Dividend Program

Refer to Note 7 to the Consolidated Financial Statements for information related to our dividend program.

Cash Flows

Cash, cash equivalents, and restricted cash decreased by $111.3 million and increased by $220.0 million and $28.7 million over the years ended December 31, 2025, 2024, and 2023, respectively. The net change in cash, cash equivalents, and restricted cash was attributable to the following:

	Year Ended December 31,
	2025	2024	2023
Cash flows (in thousands):
Net cash provided by operating activities	$144,926	$579,919	$851,159
Net cash used in investing activities	(203,975)	(230,986)	(166,000)
Net cash used in financing activities	(52,227)	(128,897)	(656,428)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(111,276)	$220,036	$28,731

Operating Activities. Net cash provided by operating activities for the year ended December 31, 2025 decreased compared to the prior year primarily due to a reduction in Met segment non-GAAP coal margin as discussed above in “Results of Operations”. In addition, the prior year period benefited from a significant decline in inventory and accounts receivable levels due primarily to the substantial weakening in metallurgical coal demand and pricing levels that occurred during that period.

Net cash provided by operating activities for the year ended December 31, 2024 decreased compared to the year ended December 31, 2023 primarily due to a reduction in Met non-GAAP coal margin, partially offset by changes in operating assets and liabilities. Operating assets and liabilities fluctuated as the prior year period was negatively impacted by significant increases in accounts receivable and inventory and the final payment of our contingent revenue obligation, partially offset by a reduction in the amount held on deposit for the payment of dividends.

Investing Activities. The decrease in net cash used in investing activities for the year ended December 31, 2025 compared to the prior year period was primarily related to a reduction in the level of capital expenditures, partially offset by purchases of short-term investments in the current year period to improve yield on existing cash balances. In recent years, capital expenditures were above routine maintenance levels as we invested in upgrading and improving facilities and equipment and the development of new mines. Capital expenditures for 2025 are lower given the significant expenditures in prior years combined with the temporary idling of our Checkmate mine in the fourth quarter of 2024 and an increased focus on cost control given decreases in metallurgical coal prices.

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

Financing Activities. The decrease in net cash used in financing activities for the year ended December 31, 2025 compared to the prior year period was driven by a reduction in common shares repurchased upon the vesting of stock grants as well as a reduction in the level of common stock repurchased under our share repurchase program, which was suspended from March 2024 until August 2025.

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

Analysis of Material Debt Covenants

We are in compliance with all covenants under the ABL Agreement as of December 31, 2025, including the requirement that we maintain minimum liquidity, as defined in the ABL Agreement, of $75.0 million. A breach of the covenants in the ABL Agreement could result in a default under the terms of such agreement, and the respective lenders could then elect to declare any amounts borrowed due and payable and require outstanding LCs to be cash collateralized. In addition, a default under the terms of the agreement would inhibit our ability to make certain restricted payments, as defined in the ABL Agreement, including our ability to repurchase shares of our common stock.

Critical Accounting Estimates
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
Reclamation. Our asset retirement obligations arise from the federal Surface Mining Control and Reclamation Act of 1977 and similar state statutes, which require that mine property be restored in accordance with specified standards and an approved reclamation plan. Significant reclamation activities include reclaiming refuse and slurry ponds, reclaiming the pit and support acreage at surface mines, sealing portals at deep mines, and the treatment of water. We determine the future cash flows necessary to satisfy our reclamation obligations on a permit-by-permit basis based upon current permit requirements and various estimates and assumptions, including estimates of disturbed acreage, cost estimates, and assumptions regarding productivity. We are also faced with increasingly stringent environmental regulation, much of which is beyond our control, which could increase our costs and materially increase our asset retirement obligations. Estimates of disturbed acreage are determined based on approved mining plans and related engineering data. Cost estimates are based upon third-party costs. Productivity assumptions are based on historical experience with the equipment that is expected to be utilized in the reclamation activities. Our asset retirement obligations are initially recorded at fair value. In order to determine fair value, we use assumptions including a discount rate and third-party costs. Each is discussed further below:
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
•Third-Party Costs. The measurement of an obligation at fair value is based upon the amount a third party would demand to perform the obligation. Because we plan to perform a significant amount of the reclamation activities with internal resources, our estimates of third-party costs includes their margin. We base our estimates of third-party costs upon our historical experience with contractors performing similar types of reclamation activities. To the extent we carry out reclamation activities using internal resources, our estimates of third-party costs will result in a recorded obligation that is potentially greater than our estimates. If our cost estimates are accurate, the excess of the recorded obligation over the cost incurred to perform the work will be recorded as a reduction to Depreciation, depletion and amortization within our Consolidated Statements of Operations at the time that reclamation work is completed.
On at least an annual basis, we review our reclamation liabilities and make necessary adjustments for permit changes as granted by state authorities, additional costs resulting from accelerated mine closures, and revisions to cost estimates and productivity assumptions to reflect current experience and updated plans. At December 31, 2025, we had recorded asset retirement obligation liabilities of $227.4 million, including amounts reported as current. While the precise amount of these future costs cannot be determined with certainty, as of December 31, 2025, we estimate that the aggregate undiscounted cost of final mine closures is approximately $497.8 million. Refer to Note 14 to the Consolidated Financial Statements for reclamation disclosures including a table summarizing the changes in asset retirement obligations for the years ended December 31, 2025 and 2024.

Retirement Plans. We have a non-contributory defined benefit retirement Pension Plan covering certain of our salaried and non-union hourly employees, all of which are frozen. Benefits are based on either the employee’s compensation prior to retirement or stated amounts for each year of service with us. Funding of the Pension Plan is in accordance with requirements of ERISA, and our contributions can be deducted for federal income tax purposes. We contributed $17.0 million to our Pension Plan for the year ended December 31, 2025. For the year ended December 31, 2025, we recorded a net periodic benefit cost of $5.2 million for our Pension Plan and have recorded a net obligation of $87.3 million which is net of assets of $370.1 million. Refer to Note 17 to the Consolidated Financial Statements for disclosures summarizing the changes in this projected benefit obligation for the years ended December 31, 2025 and 2024.
The calculation of the net periodic benefit cost (credit) and projected benefit obligation associated with our Pension Plan requires the use of a number of assumptions, which are used by our independent actuaries to make the underlying calculations. Refer to Note 17 to the Consolidated Financial Statements for a summary of these assumptions and additional disclosures related to our Pension Plan. Changes in these assumptions can result in different net periodic benefit expense and liability amounts, and actual experience can differ from the assumptions.
•The expected long-term rate of return on plan assets is an assumption of the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. We establish the expected long-term rate of return on plan assets at the beginning of each fiscal year based upon historical returns and projected returns on the underlying mix of invested assets. The Pension Plan investment targets are 50% equity securities and 50% fixed income funds. Refer to Note 17 to the Consolidated Financial Statements for additional disclosures on this assumption. Investments are rebalanced on a periodic basis to stay within these targeted guidelines. The expected long-term rate of return on plan assets assumption used to determine net periodic benefit cost was 5.70% for the year ended December 31, 2025. The expected long-term rate of return on plan assets assumption to be used in 2026 is expected to be 5.70%. Any difference between the actual experience and the assumed experience is deferred as an unrecognized actuarial gain or loss and amortized into expense in future periods.
•The discount rate represents our estimate of the interest rate at which pension benefits could be effectively settled. Assumed discount rates are used in the measurement of the projected and accumulated benefit obligations and the interest cost component of the net periodic benefit cost. In estimating that rate, we use rates of return on high quality, fixed income investments. The weighted average discount rate used to determine the pension benefit obligation was 5.44% for the year ended December 31, 2025. The differences resulting from actual versus assumed discount rates are amortized into pension net periodic benefit cost (credit) over the remaining average life of the active plan participants. A one percentage-point increase in the discount rate would increase the net periodic pension cost for the year ended December 31, 2025 by approximately $1.6 million and decrease the projected benefit obligation as of December 31, 2025 by approximately $43.0 million. The corresponding effects of a one percentage-point decrease in discount rate would decrease the net periodic pension cost for the year ended December 31, 2025 by approximately $2.1 million and increase the projected benefit obligation as of December 31, 2025 by approximately $51.6 million.
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
•The discount rate represents our estimate of the interest rate at which black lung benefit obligations could be effectively settled. Assumed discount rates are used in the measurement of the black lung benefit obligations and the interest cost and service cost components of the net periodic benefit cost. In estimating that rate, we use rates of return on high quality, fixed income investments. The weighted average discount rate used to determine black lung benefit obligations was 5.46% for the year ended December 31, 2025. The differences resulting from actual versus assumed discount rates are amortized into black lung net periodic benefit cost over the remaining average life of the active plan participants. A one percentage-point increase in the discount rate would increase the net periodic black lung benefit cost for the year ended December 31, 2025 by approximately $0.5 million and decrease the projected benefit obligation as of December 31, 2025 by approximately $11.9 million. The corresponding effects of a one percentage-point decrease in discount rate would decrease the net periodic black lung benefit cost for the year ended

December 31, 2025 by approximately $0.6 million and increase the projected benefit obligation as of December 31, 2025 by approximately $14.3 million.
If our assumptions do not materialize as expected, actual cash expenditures and costs that we incur could differ materially from our current estimates. Moreover, regulatory changes could affect our obligation to satisfy these or additional obligations. As of December 31, 2025, we had estimated black lung benefit obligations of approximately $130.6 million, including amounts reported as current, which are net of assets of $2.8 million that are held in a tax-exempt trust fund. As of December 31, 2025, we had $102.2 million of restricted cash collateral and $13.1 million of letters of credit securing these obligations. For the year ended December 31, 2025, we recorded a net periodic benefit cost of $12.2 million for our black lung benefit obligations. Refer to Note 17 to the Consolidated Financial Statements for disclosures summarizing these underlying assumptions and the changes in these projected benefit obligations for the years ended December 31, 2025 and 2024.

Income Taxes. We recognize deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating our ability to recover our deferred tax assets within the jurisdiction in which they arise, we consider all available positive and negative evidence, including the expected reversals of deferred tax liabilities, projected future taxable income, taxable income available via carryback to prior years, tax planning strategies, and results of recent operations. We assess the realizability of our deferred tax assets, including scheduling the reversal of our deferred tax assets and liabilities, to determine the amount of valuation allowance needed. Scheduling the reversal of deferred tax asset and liability balances requires judgment and estimation. We believe the deferred tax liabilities relied upon as future taxable income in our assessment will reverse in the same period and jurisdiction and are of the same character as the temporary differences giving rise to the deferred tax assets that will be realized. At December 31, 2025, a valuation allowance of $3.2 million has been provided on deferred tax assets not expected to provide future tax benefits. Refer to Note 16 to the Consolidated Financial Statements for additional disclosures on income taxes.

For a further discussion of the factors that could result in a change in our assumptions, refer to “Item 1A. Risk Factors” and our other filings with the Securities and Exchange Commission.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

We manage our commodity price risk for coal sales through the use of coal supply agreements. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results of Operations” for information on our sales commitments for 2026.
We have exposure to commodity price risk for supplies that are used directly or indirectly in the normal course of production such as diesel fuel, steel and other items such as explosives. We manage our risk for these items through strategic sourcing contracts in normal quantities with our suppliers.

The market price of diesel fuel fluctuates due to changes in production, seasonality, and other market factors generally outside of our control. Increased fuel costs may have a negative impact on our results of operations and financial condition. We expect to purchase approximately 22.0 million gallons of diesel fuel in 2026 at market rates given the current outlook of diesel fuel pricing.

Interest Rate Risk

As of December 31, 2025, we maintain a senior secured asset-based revolving credit facility, under which we may borrow up to $225.0 million (less amounts outstanding for LCs). Any cash borrowings under the facility would bear a floating rate of interest. No cash borrowings were outstanding under the facility as of December 31, 2025 or 2024. Refer to Note 13 to the Consolidated Financial Statements for additional information.

As of December 31, 2025 and 2024, we had investments in trading securities of $83.9 million and $43.1 million respectively, primarily consisting of U.S. government securities. While the fair value of these investments is exposed to risk with respect to changes in market rates of interest, we do not believe exposure to changes in interest rates is material to our Consolidated Financial Statements. We manage risk by investing in shorter term highly rated debt obligations. As of December 31, 2025 and 2024, the remaining maturities of our acquired debt securities was less than 12 months.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Alpha Metallurgical Resources, Inc.

Opinions on the Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Alpha Metallurgical Resources, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

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

Asset Retirement Obligations
As described in Notes 2 and 14 to the consolidated financial statements, the Company’s consolidated asset retirement obligation was $227 million as of December 31, 2025. The Company records the asset retirement obligation at fair value in the period in which the legal obligation associated with the retirement of the long-lived asset is incurred. Changes to the liability at operations that are not currently being reclaimed are offset by increasing or decreasing the carrying amount of the related long-lived asset. Changes to the liability at operations that are currently being reclaimed are recorded to depreciation, depletion, and amortization. On at least an annual basis the Company reviews its estimated future cash flows for its asset retirement obligation.

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

Charlotte, North Carolina
February 27, 2026

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Coal revenues	$2,122,605	$2,946,579	$3,456,630
Other revenues	6,876	10,706	14,787
Total revenues	2,129,481	2,957,285	3,471,417
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	1,924,691	2,451,601	2,356,138
Depreciation, depletion and amortization	174,524	167,331	136,869
Accretion on asset retirement obligations	22,126	25,050	25,500
Amortization of acquired intangibles	5,427	6,700	8,523
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	60,158	74,000	82,390
Other operating loss (income)	3,921	4,749	(1,088)
Total costs and expenses	2,190,847	2,729,431	2,608,332
(Loss) income from operations	(61,366)	227,854	863,085
Other (expense) income:
Interest expense	(3,019)	(3,811)	(6,923)
Interest income	15,466	18,208	11,933
Loss on extinguishment of debt	—	—	(2,753)
Equity loss in affiliates	(24,867)	(20,302)	(18,263)
Miscellaneous expense, net	(13,673)	(11,199)	(1,620)
Total other expense, net	(26,093)	(17,104)	(17,626)
(Loss) income before income taxes	(87,459)	210,750	845,459
Income tax benefit (expense)	25,772	(23,171)	(123,503)
Net (loss) income	$(61,687)	$187,579	$721,956

Basic (loss) income per common share	$(4.75)	$14.41	$51.18
Diluted (loss) income per common share	$(4.75)	$14.28	$49.30

Weighted average shares - basic	12,996,148	13,013,469	14,106,466
Weighted average shares - diluted	12,996,148	13,134,806	14,642,856
Refer to accompanying Notes to Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Net (loss) income	$(61,687)	$187,579	$721,956
Other comprehensive (loss) income, net of tax:
Employee benefit plans:
Current period actuarial loss	$(18,880)	$(16,659)	$(34,205)
Income tax benefit	4,114	3,696	7,588
	$(14,766)	$(12,963)	$(26,617)
Less: reclassification adjustments for amounts reclassified to earnings due to amortization of net actuarial loss (gain) and settlements	5,645	4,457	(2,324)
Income tax (expense) benefit	(1,230)	(989)	516
	$4,415	$3,468	$(1,808)
Total other comprehensive loss, net of tax	$(10,351)	$(9,495)	$(28,425)
Total comprehensive (loss) income	$(72,038)	$178,084	$693,531
Refer to accompanying Notes to Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$365,974	$481,578
Short-term investments	49,582	—
Trade accounts receivable, net of allowance for credit losses of $2,519 and $2,396 as of December 31, 2025 and 2024, respectively	278,620	362,141
Inventories, net	193,000	169,269
Prepaid expenses and other current assets	31,132	23,681
Total current assets	918,308	1,036,669
Property, plant, and equipment, net of accumulated depreciation and amortization of $774,101 and $667,260 as of December 31, 2025 and 2024, respectively	621,866	634,871
Owned and leased mineral rights, net of accumulated depletion and amortization of $150,616 and $124,965 as of December 31, 2025 and 2024, respectively	416,944	443,467
Other acquired intangibles, net of accumulated amortization of $43,072 and $41,444 as of December 31, 2025 and 2024, respectively	34,452	39,879
Long-term restricted cash	126,911	122,583
Long-term restricted investments	34,356	43,131
Deferred income taxes	8,087	6,516
Other non-current assets	119,702	111,592
Total assets	$2,280,626	$2,438,708
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,575	$2,916
Trade accounts payable	66,169	96,633
Accrued expenses and other current liabilities	135,778	151,560
Total current liabilities	205,522	251,109
Long-term debt	9,841	2,868
Workers’ compensation and black lung obligations	190,965	182,961
Pension obligations	87,317	100,597
Asset retirement obligations	204,745	189,805
Deferred income taxes	15,433	40,486
Other non-current liabilities	21,308	21,385
Total liabilities	735,131	789,211
Commitments and Contingencies (Note 20)
Stockholders’ Equity
Preferred stock - par value $0.01, 5,000,000 shares authorized, none issued	—	—
Common stock - par value $0.01, 50,000,000 shares authorized, 22,437,379 issued and 12,805,909 outstanding at December 31, 2025 and 22,383,325 issued and 13,016,390 outstanding at December 31, 2024	224	224
Additional paid-in capital	852,030	839,804
Accumulated other comprehensive loss	(60,433)	(50,082)
Treasury stock, at cost: 9,631,470 shares at December 31, 2025 and 9,366,935 shares at December 31, 2024	(1,341,027)	(1,296,916)
Retained earnings	2,094,701	2,156,467
Total stockholders’ equity	1,545,495	1,649,497
Total liabilities and stockholders’ equity	$2,280,626	$2,438,708
Refer to accompanying Notes to Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities:
Net (loss) income	$(61,687)	$187,579	$721,956
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	174,524	167,331	136,869
Amortization of acquired intangibles	5,427	6,700	8,523
Loss on extinguishment of debt	—	—	2,753
Loss (gain) on disposal of assets, net	1,044	(169)	(6,817)
Accretion on asset retirement obligations	22,126	25,050	25,500
Employee benefit plans, net	23,397	14,551	8,376
Deferred tax (benefit) expense	(23,740)	5,563	39,722
Stock-based compensation	13,598	12,318	19,017
Equity loss in affiliates	24,867	20,302	18,263
Other, net	(1,449)	1,905	1,584
Changes in operating assets and liabilities
Trade accounts receivable, net	83,399	145,379	(102,477)
Inventories, net	(21,495)	64,203	(27,900)
Prepaid expenses and other current assets	(3,128)	14,658	7,596
Deposits	183	408	80,729
Other non-current assets	356	1,199	3,837
Trade accounts payable	(29,141)	(19,339)	15,666
Accrued expenses and other current liabilities	(10,825)	(5,972)	(9,087)
Acquisition-related obligations	—	—	(28,254)
Workers’ compensation and black lung obligations	(19,959)	(18,660)	(19,969)
Pension obligations	(16,966)	(12,320)	(25,011)
Asset retirement obligations	(14,721)	(27,903)	(19,189)
Other non-current liabilities	(884)	(2,864)	(528)
Net cash provided by operating activities	144,926	579,919	851,159
Investing activities:
Capital expenditures	(127,153)	(198,848)	(245,373)
Capital contributions to equity affiliates	(38,146)	(32,504)	(30,812)
Proceeds from disposal of assets	265	1,029	8,173
Cash paid for business acquired	—	—	(11,919)
Purchases of investment securities	(106,157)	(48,730)	(207,065)
Sales and maturities of investment securities	67,165	48,036	320,961
Other, net	51	31	35
Net cash used in investing activities	(203,975)	(230,986)	(166,000)
Financing activities:
Principal repayments of long-term debt	(1,965)	(2,243)	(2,314)
Dividend and dividend equivalents paid	(415)	(3,077)	(113,013)
Common stock repurchases and related expenses	(45,155)	(122,299)	(540,071)
Other, net	(4,692)	(1,278)	(1,030)
Net cash used in financing activities	(52,227)	(128,897)	(656,428)
Net (decrease) increase in cash and cash equivalents and restricted cash	(111,276)	220,036	28,731

Cash and cash equivalents and restricted cash at beginning of period	604,161	384,125	355,394
Cash and cash equivalents and restricted cash at end of period	$492,885	$604,161	$384,125

Supplemental cash flow information:
Cash paid for interest	$1,868	$2,662	$5,207
Cash paid for income taxes (net of refunds received)	$2,118	$8,379	$79,191
Supplemental disclosure of noncash investing and financing activities:
Financing leases and capital financing - equipment	$12,057	$1	$3,195
Accrued capital expenditures	$14,272	$15,523	$25,004
Accrued common stock repurchases and stock repurchase excise tax	$327	$—	$8,118
Accrued dividend payable	$88	$424	$2,863
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	As of December 31,
	2025	2024	2023
Cash and cash equivalents	$365,974	$481,578	$268,207
Long-term restricted cash	126,911	122,583	115,918
Total cash and cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$492,885	$604,161	$384,125

Refer to accompanying Notes to Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Retained Earnings	Total Stockholders’ Equity
Balances, December 31, 2022	$217	$815,442	$(12,162)	$(649,061)	$1,275,319	$1,429,755
Net income	—	—	—	—	721,956	721,956
Other comprehensive loss, net	—	—	(28,425)	—	—	(28,425)
Stock-based compensation, issuance of common stock for share vesting, and common stock reissuances	2	12,127	—	6,888	—	19,017
Exercise of stock options	—	225	—	—	—	225
Common stock repurchases and related expenses	—	—	—	(547,542)	—	(547,542)
Warrants exercises	2	6,688	—	—	—	6,690
Cash dividend and dividend equivalents declared ($1.940 per share)	—	—	—	—	(27,748)	(27,748)
Balances, December 31, 2023	$221	$834,482	$(40,587)	$(1,189,715)	$1,969,527	$1,573,928
Net income	—	—	—	—	187,579	187,579
Other comprehensive loss, net	—	—	(9,495)		—	(9,495)
Stock-based compensation, issuance of common stock for share vesting, and common stock reissuances	3	5,322	—	6,993	—	12,318
Common stock repurchases and related expenses	—	—	—	(114,194)	—	(114,194)
Dividend equivalents	—	—	—	—	(639)	(639)
Balances, December 31, 2024	$224	$839,804	$(50,082)	$(1,296,916)	$2,156,467	$1,649,497
Net loss	—	—	—	—	(61,687)	(61,687)
Other comprehensive loss, net	—	—	(10,351)	—	—	(10,351)
Stock-based compensation, issuance of common stock for share vesting, and common stock reissuances	—	12,226	—	1,372	—	13,598
Common stock repurchases and related expenses	—	—	—	(45,483)	—	(45,483)
Dividend equivalents	—	—	—	—	(79)	(79)
Balances, December 31, 2025	$224	$852,030	$(60,433)	$(1,341,027)	$2,094,701	$1,545,495
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

Basis of Presentation

Together, the consolidated statements of operations, comprehensive (loss) income, balance sheets, cash flows and stockholders’ equity for the Company are referred to as the “Consolidated Financial Statements.” The Consolidated Financial Statements are also referenced across periods as “Consolidated Statements of Operations,” “Consolidated Statements of Comprehensive (Loss) Income,” “Consolidated Balance Sheets,” “Consolidated Statements of Cash Flows,” and “Consolidated Statements of Stockholders’ Equity.”

The Consolidated Financial Statements include all wholly owned subsidiaries’ results of operations for the years ended December 31, 2025, 2024, and 2023. All significant intercompany transactions have been eliminated in consolidation.

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

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

Investments

Short-term investments, with maturities of twelve months or less, consist of U.S government securities. Restricted investments consist of U.S. government securities that are restricted as to withdrawal as required by certain agreements entered into by the Company and provide collateral to secure certain obligations which have been written on the Company’s behalf.

All investments are classified as trading securities as of December 31, 2025 and 2024. Trading securities are recorded initially at cost and are adjusted to fair value at each reporting period with unrealized gains and losses recorded in current period earnings or loss. Refer to Notes 15 and 20 for further information.

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

Owned and Leased Mineral Rights

Owned and leased mineral rights, net of accumulated depletion and amortization, for the years ended December 31, 2025 and 2024 were $416,944 and $443,467, respectively, and are reported in assets in the Company’s Consolidated Balance Sheets. These amounts include $37,005 and $41,552 of asset retirement obligation assets, net of accumulated amortization, associated with active mining operations for the years ended December 31, 2025 and 2024, respectively.

Costs to obtain owned and leased mineral rights are capitalized and amortized to operations as depletion expense using the units-of-production method. Only proven and probable reserves are included in the depletion base. Depletion expense is included in Depreciation, depletion and amortization in the Consolidated Statements of Operations and was $22,258, $28,075, and $23,944 for the years ended December 31, 2025, 2024, and 2023 respectively.

Depletion expense for the years ended December 31, 2025, 2024, and 2023 includes a credit of ($6,137), an expense of $961, and a credit of ($34), respectively, related to revisions to asset retirement obligations. Refer to Note 14 for further disclosures related to asset retirement obligations.

Leases

In accordance with Accounting Standards Codification (“ASC”) 842 Lease Accounting (“ASC 842”), the Company recognizes right of use assets and lease liabilities on the Consolidated Balance Sheets for all leases with a term longer than 12 months. Some of these leases include both lease and non-lease components which are accounted for as a single lease component as the Company has elected the practical expedient to combine these components for all leases. The discount rates used to determine the present value of the lease assets and liabilities are based on the Company’s incremental borrowing rate at the lease commencement date and commensurate with the remaining lease term. As the rates implicit in most of the Company’s leases are not readily determinable, the Company uses a collateralized incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. The Company uses the portfolio approach and groups leases by short-term and long-term categories, applying the corresponding incremental borrowing rates to these categories of leases. For leases with a term of 12 months or less, no right of use assets or liabilities are recognized on the Consolidated Balance Sheets and the Company recognizes the lease expense on a straight-line basis over the lease term. Additionally, the Company recognizes variable lease payments as an expense in the period incurred. The Company has elected to show net instead of gross amounts for right-of-use assets and liabilities within its Consolidated Statements of Cash Flows. Refer to Note 11 for further information.

Acquired Intangibles

The Company has recognized assets for acquired mine permits which were valued based on the replacement cost and lost profits method as of the Merger date. The balances of such assets are included within Other acquired intangibles, net of accumulated amortization, on the Company’s Consolidated Balance Sheets. The acquired mine permits are amortized over the estimated life of the associated mine. Amortization expense is included in Amortization of acquired intangibles in the Consolidated Statements of Operations. Future net amortization expense related to acquired intangibles is expected to be $4,913, $4,837, $4,837, $4,799, $1,342, and $13,724 for 2026, 2027, 2028, 2029, 2030, and after 2030, respectively.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets of acquired companies. Goodwill is not amortized; instead, it is tested for impairment annually as of October 31 of each year or more frequently if indicators of impairment exist. Goodwill is included in the Consolidated Balance Sheets as Other Non-Current Assets.

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

As of June 30, 2025, due to recent declines in metallurgical coal spot pricing, the Marfork, Power Mountain, Elk Run and Kepler mining complexes were tested for impairment. Estimated future undiscounted cash flows were projected to exceed each complex’s respective carrying value and no impairment charges were required.

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

Workers’ Compensation and Pneumoconiosis (Black Lung) Benefits

Workers’ Compensation

As of December 31, 2025, the Company’s subsidiaries generally utilize high-deductible insurance programs for workers’ compensation claims at its operations with the exception of certain subsidiaries in which the Company is a qualified self-insurer for workers’ compensation obligations. The liabilities for workers’ compensation claims are estimates of the ultimate losses incurred based on the Company’s experience and include a provision for incurred but not reported losses. Adjustments to the probable ultimate liabilities are made annually based on an actuarial study and adjustments to the liability are recorded based on the results of this study. These short-term and long-term obligations are included in the Consolidated Balance Sheets within Accrued expenses and other current liabilities and Workers’ compensation and black lung obligations, respectively, with the related expected insurance receivables within Prepaid expenses and other current assets and Other non-current assets. As of December 31, 2025 and 2024, the workers’ compensation liability was net of a discount of $20,968 and $21,587, respectively, related to fair value adjustments associated with acquisition accounting. Refer to Note 17 for further information.

Black Lung Benefits

The Company is required by federal and state statutes to provide benefits to employees for awards related to black lung. As of December 31, 2025, certain of the Company’s subsidiaries are insured for black lung obligations by a third-party insurance provider and certain subsidiaries are self-insured for state black lung obligations. Certain other subsidiaries are self-insured for federal black lung benefits and may fund benefit payments through a Section 501(c)(21) tax-exempt trust fund. Charges are made to operations for black lung claims, as determined by an independent actuary at the present value of the actuarially computed liability for such benefits over the employee’s applicable term of service. The Company recognizes in its Consolidated Balance Sheets the amount of the Company’s unfunded Accumulated Benefit Obligation (“ABO”) at the end of the year. The actuarial gains and losses recognized in accumulated other comprehensive income (loss) are amortized into components of net periodic benefit cost over the expected lifetime of active participants (the Company does not use a corridor method). These short-term and long-term obligations are included in the Consolidated Balance Sheets within Accrued expenses and other current liabilities and Workers’ compensation and black lung obligations, respectively. Refer to Note 17 for further information.

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

Recently Adopted Accounting Guidance

Income Tax Disclosures: In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). This update requires public business entities to disclose in their income tax rate reconciliation table additional categories of information about federal, state, and foreign income taxes and to provide additional details about the reconciling items in categories meeting a quantitative threshold. The guidance will also require entities to disclose income taxes paid, net of refunds, disaggregated by federal, state, and foreign taxes for annual periods and to disaggregate the information by jurisdiction based

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
on a quantitative threshold. The additional disclosures are required to be provided on a prospective basis with the option to provide retrospectively. The amendments are effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 retrospectively during the fourth quarter of 2025 and prior period disclosures have been recast to conform to the current year presentation. Refer to Note 16 for the additional required income tax disclosures upon adoption of this ASU.

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

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Export met coal revenues	$1,500,265	$2,237,571	$2,412,960
Export thermal coal revenues	56,821	72,206	126,108
Total export coal revenues	$1,557,086	$2,309,777	$2,539,068

Domestic met coal revenues	$530,195	$608,971	$865,667
Domestic thermal coal revenues	35,324	27,831	51,895
Total domestic coal revenues	$565,519	$636,802	$917,562

Total met coal revenues	$2,030,460	$2,846,542	$3,278,627
Total thermal coal revenues	92,145	100,037	178,003
Total coal revenues	$2,122,605	$2,946,579	$3,456,630

Performance Obligations

The Company considers each individual transfer of coal on a per shipment basis to the customer a performance obligation. The pricing terms of the Company’s contracts with customers include fixed pricing, variable pricing, or a combination of both fixed and variable pricing. All the Company’s revenue derived from contracts with customers is recognized at a point in time. The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied as of December 31, 2025.

	2026	2027	2028	2029	2030	Total
Estimated coal revenues (1)	$83,560	$12,300	$—	$—	$—	$95,860
(1)     Amounts include only estimated coal revenues associated with contracts with customers with fixed pricing with original expected duration of more than one year. The Company has elected not to disclose the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period for performance obligations with either of the following conditions: 1) the remaining performance obligation is part of a contract that has an original expected duration of one year or less; or 2) the remaining performance obligation has variable consideration that is allocated entirely to a wholly unsatisfied performance obligation.

(4) Accumulated Other Comprehensive Loss
The following tables summarize the changes to accumulated other comprehensive loss during the years ended December 31, 2025, 2024, and 2023:

	Balance January 1, 2025	Other comprehensive loss before reclassifications	Amounts reclassified from accumulated other comprehensive loss	Balance December 31, 2025
Employee benefit costs	$(50,082)	$(14,766)	$4,415	$(60,433)

	Balance January 1, 2024	Other comprehensive loss before reclassifications	Amounts reclassified from accumulated other comprehensive loss	Balance December 31, 2024
Employee benefit costs	$(40,587)	$(12,963)	$3,468	$(50,082)

	Balance January 1, 2023	Other comprehensive loss before reclassifications	Amounts reclassified from accumulated other comprehensive loss	Balance December 31, 2023
Employee benefit costs	$(12,162)	$(26,617)	$(1,808)	$(40,587)

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
The following table summarizes the amounts reclassified from accumulated other comprehensive loss and the Consolidated Statements of Operations line items affected by the reclassification during the years ended December 31, 2025, 2024, and 2023:

Details about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss			Affected line item in the Consolidated Statements of Operations
	Year Ended December 31,
	2025	2024	2023
Employee benefit costs:
Amortization of actuarial loss (gain) (1)	$5,645	$4,431	$(2,324)	Miscellaneous expense, net
Settlement (1)	—	26	—	Miscellaneous expense, net
Total before income tax	$5,645	$4,457	$(2,324)
Income tax (expense) benefit	(1,230)	(989)	516	Income tax benefit (expense)
Total, net of income tax	$4,415	$3,468	$(1,808)
(1)     These accumulated other comprehensive loss components are included in the computation of net periodic benefit costs (credits) for certain employee benefit plans. Refer to Note 17.

(5) Net (Loss) Income Per Share
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

When applying the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share of common stock are higher than the Company’s average price per share of common stock during an applicable period. For the years ended December 31, 2025, 2024, and 2023, respectively, 0, 159, and 1,240 securities were excluded from the computation of dilutive net income per common share because they would have been anti-dilutive.

Anti-dilution also occurs in periods of a net loss, and the dilutive impact of all share-based compensation awards are excluded. For the year ended December 31, 2025, the weighted average share impact of securities excluded from the shares due to the Company incurring a net loss for the period was 36,761.

The following table presents the net (loss) income per common share for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
Basic
Net (loss) income	$(61,687)	$187,579	$721,956
Weighted average common shares outstanding - basic	12,996,148	13,013,469	14,106,466
Net (loss) income per common share - basic	$(4.75)	$14.41	$51.18

Diluted
Weighted average common shares outstanding - basic	12,996,148	13,013,469	14,106,466
Diluted effect of warrants	—	—	81,352
Diluted effect of stock options	—	—	1,400
Diluted effect of other stock-based instruments	—	121,337	453,638
Weighted average common shares outstanding - diluted	12,996,148	13,134,806	14,642,856
Net (loss) income per common share - diluted	$(4.75)	$14.28	$49.30

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
(6) Inventories, net
Inventories, net consisted of the following:

	December 31,
	2025	2024
Raw coal	$41,665	$39,689
Saleable coal	81,919	65,129
Materials, supplies and other, net	69,416	64,451
Total inventories, net	$193,000	$169,269

(7) Capital Stock

Share Repurchase Program

The total authorization to repurchase the Company’s stock under the existing common share repurchase program adopted by the Company’s Board of Directors (the “Board”) on March 4, 2022 is $1,500,000. Share repurchases may be made from time to time through open market transactions, block trades, tender offers, or otherwise, and the program has no expiration date. The share repurchase program does not obligate the Company to acquire any particular amount of common stock or to acquire shares on any particular timetable, and the program may be suspended at any time at the Company’s discretion. Repurchases under the program are subject to market and business conditions, available liquidity, the Company’s cash needs, restrictions under agreements or obligations, legal or regulatory requirements or restrictions and other relevant factors. As of December 31, 2025, the Company had repurchased an aggregate of 6,878,449 shares under the program for an aggregate purchase price of approximately $1,138,916 (comprised of $1,138,709 of share repurchases and $207 of related fees). The Company has also accrued a stock repurchase excise tax of $327 related to the share repurchase program as of December 31, 2025, which is recorded in treasury stock at cost.

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

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
(8) Property, Plant, and Equipment, net

Property, plant, and equipment, net, consisted of the following:

	December 31,
	2025	2024
Plant and mining equipment	$1,050,261	$1,024,467
Mine development	241,154	199,419
Land	33,089	33,180
Office equipment, software and other	5,861	5,603
Construction in progress	65,602	39,462
Total property, equipment and mine development costs	$1,395,967	$1,302,131
Less accumulated depreciation and amortization	(774,101)	(667,260)
Total property, plant, and equipment, net	$621,866	$634,871
Included in plant and mining equipment are assets under financing leases totaling $15,780 and $10,963 with accumulated depreciation of $4,827 and $6,529 as of December 31, 2025 and 2024, respectively.
Depreciation and amortization expense associated with property, plant, equipment and non-mineral asset retirement obligation assets, net, was $152,266, $139,256, and $112,925 for the years ended December 31, 2025, 2024, and 2023 respectively.

Depreciation expense for the years ended December 31, 2025, 2024, and 2023 includes an expense of $3,092, a credit of ($3,747), and an expense of $7,343, respectively, related to revisions to asset retirement obligations. Refer to Note 14 for further disclosures related to asset retirement obligations.

As of December 31, 2025, the Company had unconditional purchase obligations for approximately $9,655 of new equipment purchase commitments expected to be acquired at various dates in 2026.

(9) Other Non-Current Assets
Other non-current assets consisted of the following:

	December 31,
	2025	2024
Advanced mining royalties	$8,975	$9,482
Long-term deposits	4,792	4,953
Equity method investments	53,850	41,072
Workers’ compensation receivables	30,365	34,075
Goodwill	11,124	11,124
Other	10,596	10,886
Total other non-current assets	$119,702	$111,592

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

(11) Leases

The Company’s lease population consists primarily of vehicle and heavy equipment leases and leases for office equipment. The Company’s building and land leases relate to corporate office space and certain site offices. The Company determines whether a contract contains a lease based on whether the Company obtains the right to control the use of specifically identifiable property, plant, and equipment for a period of time in exchange for consideration. For the years ended December 31, 2025, 2024, and 2023 the Company identified no instances requiring significant judgment in determining whether any contracts entered into during the period were or were not leases. Additionally, the Company had no material sublease agreements within the scope of ASC 842 or lease agreements for which the Company was the lessor for the years ended December 31, 2025, 2024, and 2023.

Renewal options in the Company’s lease population primarily relate to month-to-month extensions on vehicle leases and are immaterial both individually and in the aggregate. The Company includes renewal options that are reasonably certain to be exercised in the measurement of lease liabilities. As of December 31, 2025, the Company does not intend to exercise any termination options on existing leases.

As of December 31, 2025 and 2024, the Company had the following right-of-use assets and lease liabilities within the Company’s Consolidated Balance Sheets:

		December 31, 2025	December 31, 2024
Assets	Balance Sheet Classification
Financing lease assets	Property, plant, and equipment, net	$10,953	$4,434
Operating lease right-of-use assets	Other non-current assets	5,337	3,564
Total lease assets		$16,290	$7,998

Liabilities	Balance Sheet Classification
Financing lease liabilities - current	Current portion of long-term debt	$2,108	$1,332
Operating lease liabilities - current	Accrued expenses and other current liabilities	690	597
Financing lease liabilities - long-term	Long-term debt	7,452	2,666
Operating lease liabilities - long-term	Other non-current liabilities	4,647	2,967
Total lease liabilities		$14,897	$7,562

Total lease costs and other lease information for the years ended December 31, 2025, 2024, and 2023 included the following:

	Year Ended December 31,
	2025	2024	2023
Lease cost (1)
Financing lease cost:
Amortization of leased assets	$1,577	$1,513	$1,444
Interest on lease liabilities	418	571	651
Operating lease cost	995	1,012	1,127
Short-term lease cost	1,316	1,181	1,315
Total lease cost	$4,306	$4,277	$4,537
(1)     The Company had no variable lease costs or sublease income for the years ended December 31, 2025, 2024, and 2023.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Other information
Cash paid for amounts included in the measurement of lease liabilities	$5,261	$4,042	$4,571
Operating cash flows from financing leases	$418	$571	$651
Operating cash flows from operating leases	$2,310	$2,193	$2,443
Financing cash flows from financing leases	$2,533	$1,278	$1,477
Right-of-use assets obtained in exchange for new financing lease liabilities	$7,949	$—	$1,891
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,316	$103	$206

Lease Term and Discount Rate
Weighted-average remaining lease term in years - financing leases	5.00	4.60	5.10
Weighted-average remaining lease term in years - operating leases	6.50	5.50	6.30
Weighted-average discount rate - financing leases	8.1%	12.2%	12.3%
Weighted-average discount rate - operating leases	9.6%	11.5%	11.4%

The Company has elected to show net instead of gross amounts for right-of-use assets and liabilities within its Consolidated Statements of Cash Flows.

The following table summarizes the maturity of the Company’s lease liabilities on an undiscounted cash flow basis and a reconciliation to the lease liabilities recognized in the Company’s Consolidated Balance Sheets as of December 31, 2025:

	Financing Leases	Operating Leases
Lease cost
2026	$2,734	$1,234
2027	2,243	1,214
2028	1,956	1,195
2029	1,956	1,179
2030	1,956	1,132
Thereafter	814	1,238
Total future minimum lease payments	$11,659	$7,192
Imputed interest	(2,099)	(1,855)
Present value of future minimum lease payments	$9,560	$5,337

As of December 31, 2025, the Company had no leases with future commencement dates that will create significant rights or obligations for the Company.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
(12) Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2025	2024
Wages and benefits	$46,687	$48,642
Workers’ compensation	8,880	9,444
Black lung	12,329	11,209
Taxes other than income taxes	26,315	27,995
Asset retirement obligations	22,632	29,938
Freight accrual	12,018	16,144
Other	6,917	8,188
Total accrued expenses and other current liabilities	$135,778	$151,560

(13) Long-Term Debt
Long-term debt consisted of the following:

	December 31,
	2025	2024
Notes payable and other	$3,856	$1,786
Financing leases	9,560	3,998
Total long-term debt	$13,416	$5,784
Less current portion	(3,575)	(2,916)
Long-term debt, net of current portion	$9,841	$2,868

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

Under the amended terms of the ABL Facility, LC fees will be calculated at a rate of 2.25%, 2.50% or 2.75% depending on the level of available capacity under the facility, plus a fronting fee of 0.25%. Any future borrowings will bear interest based on the character of the loan (defined as either a “Term Secured Overnight Financing Rate Loan” (or “Term SOFR Loan”) or a “Base Rate Loan”). Term SOFR Loans bear interest at a rate equal to Term SOFR, plus 0.10% SOFR Adjustment plus an applicable rate of 2.25%, 2.50% or 2.75%, and Base Rate Loans bear interest at a rate equal to the Base Rate plus an applicable margin rate of 1.25%, 1.50% or 1.75%, in each case, depending on the level of available capacity under the facility at the time

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
of the loan. The Company may elect the character and interest period for each loan. All amounts borrowed may be repaid prior to maturity without penalty. A commitment fee of 0.375% will be charged on any unused capacity. As of December 31, 2025 and December 31, 2024, the Company had no amounts borrowed and $41,254 and $42,149 LCs outstanding under the ABL Facility, respectively.

The ABL agreement limits the Company’s ability to make certain restricted payments, including the payment of cash dividends and the repurchase of equity shares under its share repurchase program, if the level of cash it maintains at Regions Bank falls below $100,000. The ABL Agreement also contains negative and affirmative covenants and requires the Company to maintain minimum Liquidity, as defined in the ABL Agreement, of $75,000. As of December 31, 2025, the Company’s cash balance at Regions Bank exceeded the $100,000 threshold and the Company is in compliance with all covenants under the ABL Agreement.

Future Maturities

Future maturities of long-term debt as of December 31, 2025 are as follows:

2026	$3,575
2027	3,055
2028	2,600
2029	1,667
2030	1,795
After 2030	724
Total long-term debt	$13,416

(14) Asset Retirement Obligations

The following table summarizes the changes in asset retirement obligations for the years ended December 31, 2025 and 2024:

Total asset retirement obligations at December 31, 2023	$205,424
Accretion for the period	25,050
Sites added during the period	5,381
Revisions in estimated cash flows (1)	12,414
Expenditures for the period	(28,526)
Total asset retirement obligations at December 31, 2024	$219,743
Accretion for the period	22,126
Sites added during the period	475
Revisions in estimated cash flows	61
Expenditures for the period	(15,028)
Total asset retirement obligations at December 31, 2025	$227,377
Less current portion (2)	(22,632)
Long-term portion	$204,745
(1)    The revisions in estimated cash flows for the year ended December 31, 2024 resulted primarily from a decrease in the discount rate and changes in mine plans.
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

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
The carrying amounts for cash and cash equivalents, trade accounts receivable, net, prepaid expenses and other current assets, restricted cash, deposits, trade accounts payable, notes payable and other, financing leases, and accrued expenses and other current liabilities approximate fair value as of December 31, 2025 and 2024 due to the short maturity of these instruments.
The following table sets forth by level, within the fair value hierarchy, the Company’s financial and non-financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2025 and 2024. Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the determination of fair value for assets and liabilities and their placement within the fair value hierarchy levels.

	December 31, 2025
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities (1)	$83,938	$—	$83,938	$—
(1)     Includes $49,582 classified as Short-term investments and $34,356 classified as Long-term restricted investments on the Company’s Consolidated Balance Sheets.

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

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
(16) Income Taxes

Significant components of income tax (benefit) expense were as follows:

	Year Ended December 31,
	2025	2024	2023
Current tax (benefit) expense:
Federal	$(1,977)	$17,219	$80,254
State	(55)	389	3,527
Total current	$(2,032)	$17,608	$83,781

Deferred tax (benefit) expense:
Federal	$(22,301)	$3,868	$35,824
State	(1,439)	1,695	3,898
Total deferred	$(23,740)	$5,563	$39,722

Total income tax (benefit) expense:
Federal	$(24,278)	$21,087	$116,078
State	(1,494)	2,084	7,425
Total	$(25,772)	$23,171	$123,503

Materially all of the Company’s (loss) income before income taxes and associated income tax (benefit) expense arises from its domestic operations within the United States.

A reconciliation of statutory federal income tax expense on income to the actual income tax expense is as follows:

	Year Ended December 31, 2025		Year Ended December 31, 2024		Year Ended December 31, 2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$(18,366)	21.0%	$44,258	21.0%	$177,547	21.0%
State and local income taxes, net of federal income tax effect (1)	(1,181)	1.4%	1,647	0.8%	5,866	0.7%
Effect of cross-border tax laws
Foreign-derived intangible income deduction	—	—%	(2,718)	(1.3)%	(24,291)	(2.9)%
Change in valuation allowances	(43,361)	49.6%	(341)	(0.2)%	(3,045)	(0.4)%
Nontaxable or nondeductible items
Percentage depletion allowance	(9,586)	11.0%	(20,245)	(9.6)%	(36,685)	(4.3)%
Non-deductible compensation	2,691	(3.1)%	28,320	13.4%	9,934	1.2%
Stock-based compensation	(1,124)	1.3%	(28,710)	(13.6)%	(6,968)	(0.8)%
Other, net	866	(1.0)%	907	0.4%	653	0.1%
Other adjustments
Capital loss expiration	43,261	(49.5)%	—	—%	—	—%
Provision-to-return adjustment	1,045	(1.2)%	188	0.1%	683	0.1%
Other, net	(17)	—%	(135)	—%	(191)	(0.1)%
Effective tax rate	$(25,772)	29.5%	$23,171	11.0%	$123,503	14.6%
(1)    State taxes in Illinois, Virginia, and West Virginia made up the majority (greater than 50 percent) of the tax effect in this category.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
The amounts of cash taxes paid (net of refunds received) by the Company are as follows:

	Year Ended December 31,
	2025	2024	2023
US federal	$—	$11,000	$75,700
US state and local
Kentucky	(174)	(1,308)	(8)
Tennessee	125	351	45
Virginia	2,225	(1,756)	3,037
Other	(58)	92	417
Total	$2,118	$8,379	$79,191

Deferred income taxes result from temporary differences between the reporting of amounts for financial statement purposes and income tax purposes. The net deferred tax assets and liabilities included in the Consolidated Balance Sheets include the following amounts:

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Asset retirement obligations	$49,773	$47,561
Reserves and accruals not currently deductible	9,107	9,021
Workers’ compensation and black lung obligations	41,659	38,538
Pension obligations	17,336	18,246
Net operating loss carryforwards	43,323	31,810
Capital loss carryforwards	—	45,072
Other	8,046	10,878
Gross deferred tax assets	169,244	201,126
Less valuation allowance	(3,159)	(48,734)
Deferred tax assets	$166,085	$152,392
Deferred tax liabilities:
Property, plant and mineral reserves	$(161,917)	$(174,031)
Acquired intangibles	(6,250)	(7,371)
Prepaid expenses	(3,648)	(3,900)
Other	(1,616)	(1,060)
Total deferred tax liabilities	(173,431)	(186,362)
Net deferred tax liabilities	$(7,346)	$(33,970)

Changes in the valuation allowance were as follows:

	Year Ended December 31,
	2025	2024	2023
Valuation allowance beginning of period	$48,734	$48,143	$53,801
(Decrease) increase in valuation allowance recorded to income tax expense	(45,575)	591	(5,658)
Valuation allowance end of period	$3,159	$48,734	$48,143

At December 31, 2025, the Company has recorded a deferred tax asset of $33,755 for federal net operating loss carryforwards, which represents the tax-effected amount of net operating loss carryforwards mathematically available for

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
utilization prior to statutory expiration. Underlying this deferred tax asset are approximately $11,000 of gross federal net operating loss carryforwards that are subject to an annual Internal Revenue Code Section 382 limitation of approximately $1,000, approximately $97,000 of gross federal net operating loss carryforwards that are subject to an annual Internal Revenue Code Section 382 limitation of approximately $17,500, and approximately $53,000 of gross federal net operating loss carryforwards that are not subject to an annual Internal Revenue Code Section 382 limitation. The gross federal net operating loss carryforwards of approximately $11,000 and $97,000 were generated prior to 2018 and will expire between years 2035 and 2037. The gross federal net operating loss carryforward of approximately $53,000 was generated in 2025 and is not subject to an expiration period. A valuation allowance is recorded against certain state net operating loss carryforwards to the extent the Company is unable to support their realization.

The Company has no liability for uncertain tax positions for the years ended December 31, 2025, 2024, and 2023.

The Company’s policy is to classify interest and penalties related to uncertain tax positions as part of income tax expense. The Company did not accrue any interest and penalties relating to uncertain positions on its Consolidated Statements of Operations for the years ended December 31, 2025, 2024, and 2023. Similarly, the Company had no balances for accrued interest and penalties on its Consolidated Balance Sheets as of December 31, 2025 and 2024.

As of December 31, 2025, tax years 2022 – 2025 remain open to federal and state examination.

On July 4, 2025, legislation commonly referred to as the “One Big Beautiful Bill Act” (“OBBBA”) was signed into law. Changes made by the OBBBA include the reinstatement of 100% bonus depreciation, the reinstatement of immediate expensing for domestic research and experimentation costs, changes to the calculation of the foreign-derived intangible income deduction and the interest expense limitation, and the addition of metallurgical coal to the list of “applicable critical minerals” for purposes of the Section 45X credit. The Section 45X credit (also known as the advanced manufacturing production credit), as amended, provides a refundable tax credit equal to 2.5% of the production costs for metallurgical coal produced during tax years 2026 and 2029. The Company incorporated the effects of the OBBBA in its income tax provision for the year ended December 31, 2025.

On August 16, 2022, legislation commonly referred to as the Inflation Reduction Act of 2022 (“IRA”) was signed into law. Among other provisions, the IRA enacted a 15% corporate alternative minimum tax and a 1% excise tax on repurchases of corporate stock for tax years beginning after December 31, 2022. The Company determined that it is not subject to the corporate alternative minimum tax for the years ended December 31, 2025, 2024 and 2023. Refer to Note 7 for information on the excise tax on repurchases of the Company’s corporate stock.

(17) Employee Benefit Plans

The Company provides several types of benefits for its employees, including a defined benefit and defined contribution pension plan, workers’ compensation and black lung benefits, and postretirement life insurance. The Company does not participate in any multi-employer plans. The components of net periodic benefit cost (credit) other than the service cost component for black lung are included in the line item Miscellaneous expense, net, in the Consolidated Statements of Operations.

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

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
Plan assets consist of equity securities, fixed income funds, commingled short-term funds, private equity funds, a guaranteed insurance contract, and cash and cash equivalents.

The following tables set forth the Pension Plan’s accumulated benefit obligation, fair value of plan assets and funded status for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
Change in benefit obligations:
Accumulated benefit obligation at beginning of period:	$451,976	$478,366
Interest cost	23,254	23,672
Actuarial loss (gain)	13,487	(17,715)
Benefits paid	(31,312)	(32,347)
Accumulated benefit obligation at end of period	$457,405	$451,976

Change in fair value of plan assets:
Fair value of plan assets at beginning of period	$351,379	$376,458
Actual return on plan assets	33,055	(5,052)
Employer contributions	16,966	12,320
Benefits paid	(31,312)	(32,347)
Fair value of plan assets at end of period	$370,088	$351,379
Funded status	$(87,317)	$(100,597)
Accrued benefit cost at end of period (1)	$(87,317)	$(100,597)
(1)     Amounts are classified as long-term on the Consolidated Balance Sheets as there are sufficient plan assets to make expected benefit payments to plan participants in the succeeding twelve months.

Gross amounts related to benefit obligations recognized in accumulated other comprehensive loss consisted of the following as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Net actuarial loss	$31,053	$32,545

The following table details the components of net periodic benefit cost:

	Year Ended December 31,
	2025	2024	2023
Interest cost	$23,254	$23,672	$23,973
Expected return on plan assets	(19,673)	(20,913)	(21,996)
Amortization of net actuarial loss	1,597	1,764	730
Net periodic benefit cost	$5,178	$4,523	$2,707

Other changes in plan assets and benefit obligation recognized in other comprehensive (loss) income are as follows:

	Year Ended December 31,
	2025	2024	2023
Actuarial loss (1)	$105	$8,250	$14,106
Amortization of net actuarial loss	(1,597)	(1,764)	(730)
Total recognized in other comprehensive (loss) income	$(1,492)	$6,486	$13,376

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

The following table presents information applicable to plans with accumulated benefit obligations in excess of plan assets:

	Year Ended December 31,
	2025	2024
Projected benefit obligation	$457,405	$451,976
Accumulated benefit obligation	$457,405	$451,976
Fair value of plan assets	$370,088	$351,379

The weighted-average actuarial assumption used in determining the benefit obligation as of December 31, 2025 and 2024 was as follows:

	December 31,
	2025	2024
Discount rate	5.44%	5.65%

The weighted-average actuarial assumptions used to determine net periodic benefit cost (credit) for the years ended December 31, 2025, 2024, and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023
Discount rate for benefit obligation	5.65%	5.12%	5.42%
Discount rate for interest cost	5.33%	4.99%	5.27%
Expected long-term rate of return on plan assets (1)	5.70%	5.70%	6.20%
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

The expected long-term rate of return on assets of the Pension Plan is established each year in consultation with the plan’s actuaries and outside investment advisors. This rate is determined by taking into consideration the Pension Plan’s target asset allocation, expected long-term rates of return on each major asset class by reference to long-term historic ranges, and inflation assumptions. For the determination of net periodic benefit cost in 2026, the Company will utilize an expected long-term rate of return on plan assets of 5.70%.

Assets of the Pension Plan are held in trusts and are invested in accordance with investment guidelines that have been established by the Company’s Benefits Committee in consultation with outside investment advisors. The target allocation for 2026 and the actual asset allocation as reported at December 31, 2025 are as follows:

	Target Allocation Percentages 2026	Percentage of Plan Assets 2025
Equity securities	50.0%	50.0%
Fixed income funds	50.0%	44.0%
Other	—%	6.0%
Total	100.0%	100.0%

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

The Company contributed $16,966 to the Pension Plan during the year ended December 31, 2025. In 2026, the Company expects to contribute $23,108 of estimated minimum required contributions to the Pension Plan for the 2025 and 2026 plan years.

The following represents expected future pension benefit payments for the next ten years:

2026	$31,937
2027	31,822
2028	31,526
2029	31,236
2030	30,964
2031-2035	152,532
$310,017

The fair values of the Company’s Pension Plan’s assets as of December 31, 2025, by asset category are as follows:

Asset Category	Total	Level 1	Level 2	Level 3	Assets Measured at NAV (1)
Equity securities:
ETF funds	$97,401	$97,401	$—	$—	$—
Mutual funds	87,179	87,179	—	—	—
Fixed income funds:
Corporate bonds	92,076	—	92,076	—	—
U.S. government securities	68,270	—	68,270	—	—
Commingled short-term fund (2)	1,196	—	1,196	—	—
Private equity funds	404	—	—	—	404
Other types of investments:
Guaranteed insurance contract	12,488	—	—	12,488	—
Total	$359,014	$184,580	$161,542	$12,488	$404
Cash & cash equivalents (3)	8,931
Receivable (4)	2,143
Total plan assets	$370,088
(1)    In accordance with ASU 2015-07, investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy.
(2)    This fund contains cash and highly liquid short-term investments in a collective investment fund.
(3)    Represents cash on deposit that has FDIC insurance, which approximates fair value.
(4)    Receivable for investments sold at December 31, 2025, which approximates fair value.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
The fair values of the Company’s Pension Plan’s assets as of December 31, 2024, by asset category are as follows:

Asset Category	Total	Level 1	Level 2	Level 3	Assets Measured at NAV (1)
Equity securities:
Multi-asset fund	$170,829	$—	$170,829	$—	$—
Fixed income funds:
Bond fund	165,100	—	165,100	—	—
Commingled short-term fund (2)	1,269	—	1,269	—	—
Private equity funds	448	—	—	—	448
Other types of investments:
Guaranteed insurance contract	12,488	—	—	12,488	—
Total	$350,134	$—	$337,198	$12,488	$448
Receivable (3)	1,245
Total plan assets	$351,379
(1)    In accordance with ASU 2015-07, investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy.
(2)    This fund contains cash and highly liquid short-term investments in a collective investment fund.
(3)    Receivable for investments sold at December 31, 2024, which approximates fair value.

Changes in Level 3 plan assets for the period ended December 31, 2024 were as follows:

Level 3
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

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
Pursuant to the Merger Agreement, the Company assumed a reinsurance contract with a third party. In 2017, the Merger Companies made a lump sum payment in exchange for a reinsurance company’s agreement to administer and pay certain future workers’ compensation and state black lung obligations in the state of Kentucky. Pursuant to the Merger Agreement, the Company assumed the estimated liability for these future claims. As the liabilities are paid by the reinsurance company, the prepaid insurance amounts will be reduced by a corresponding amount. In 2025, the reinsurance company transferred its obligations to a new reinsurance company.

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

For the Company’s subsidiaries that are insured with a high-deductible insurance plan for workers’ compensation and black lung claims, the insurance premium expense for the years ended December 31, 2025, 2024 and 2023 was $8,113, $9,461, and $10,676, respectively.

Workers’ Compensation

The table below presents workers’ compensation amounts recognized in the Consolidated Balance Sheets:

	December 31,
	2025	2024
Current liabilities	$8,880	$9,444
Long-term liabilities	72,685	79,897
Total liabilities	$81,565	$89,341
Less expected insurance receivable (1)	(31,947)	(35,891)
Workers’ compensation obligations, net of expected insurance receivables	$49,618	$53,450
(1)     Included within Prepaid expenses and other current assets and Other non-current assets in the Consolidated Balance Sheets.

Workers’ compensation expense (credit) for high-deductible insurance plans for the years ended December 31, 2025, 2024, and 2023 was $4,385, ($1,758), and ($271), respectively, included within Cost of coal sales in the Consolidated Statements of Operations.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
Black Lung

The following tables set forth the accumulated black lung benefit obligations, fair value of plan assets and funded status for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Change in benefit obligation:
Accumulated benefit obligation at beginning of period	$116,956	$109,871
Service cost	2,141	2,404
Interest cost	5,852	5,229
Actuarial loss	18,865	9,086
Benefits paid	(10,435)	(9,634)
Accumulated benefit obligation at end of period	$133,379	$116,956
Change in fair value of plan assets:
Fair value of plan assets at beginning of period	$2,683	$2,613
Actual return on plan assets	87	70
Benefits paid	(10,435)	(9,634)
Employer contributions	10,435	9,634
Fair value of plan assets at end of period (1)	2,770	2,683
Funded status	$(130,609)	$(114,273)
Accrued benefit cost at end of period	$(130,609)	$(114,273)
(1)     Assets of the plan are held in a Section 501(c)(21) tax-exempt trust fund and consist primarily of government debt securities. All assets are classified as Level 1 and valued based on quoted market prices.

The table below presents amounts recognized in the Consolidated Balance Sheets:

	December 31,
	2025	2024
Current liabilities	$12,329	$11,209
Long-term liabilities	118,280	103,064
Total liabilities	$130,609	$114,273

Gross amounts related to the black lung benefit obligations recognized in accumulated other comprehensive loss consisted of the following as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Net actuarial loss	$33,341	$18,814

The following table details the components of the net periodic benefit cost for the black lung benefit obligations:

	Year Ended December 31,
	2025	2024	2023
Service cost	$2,141	$2,404	$2,051
Interest cost	5,852	5,229	4,660
Expected return on plan assets	(54)	(52)	(50)
Amortization of net actuarial loss (gain)	4,305	2,884	(2,833)
Net periodic benefit cost	$12,244	$10,465	$3,828

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

Other changes in the black lung plan assets and benefit obligations recognized in other comprehensive income (loss) are as follows:

	Year Ended December 31,
	2025	2024	2023
Actuarial loss (1)	$18,832	$9,068	$19,995
Amortization of net actuarial (loss) gain	(4,305)	(2,884)	2,833
Total recognized in other comprehensive income	$14,527	$6,184	$22,828
(1)     For the year ended December 31, 2025, the actuarial loss was primarily attributable to changes in demographic assumptions and a decrease in the weighted-average discount rate actuarial assumption used in determining the benefit obligations. For the year ended December 31, 2024, the actuarial loss was primarily attributable to an increase in new claimants and claims and changes in demographic assumptions, partially offset by an increase in the weighted-average discount rate actuarial assumption used in determining the benefit obligations.

The weighted-average assumptions related to black lung obligations used to determine the benefit obligation as of December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
Discount rate	5.46%	5.66%
Federal black lung income benefit trend rate	2.50%	2.50%
Federal black lung medical benefit trend rate	5.00%	5.00%

The weighted-average assumptions related to black lung benefit obligations used to determine net periodic benefit cost were as follows:

	Year Ended December 31,
	2025	2024	2023
Discount rate for benefit obligation	5.66%	5.13%	5.42%
Discount rate for service cost	5.88%	5.31%	5.58%
Discount rate for interest cost	5.27%	4.98%	5.23%
Federal black lung income benefit trend rate	2.50%	2.50%	2.50%
Federal black lung medical benefit trend rate	5.00%	5.00%	5.00%
Expected return on plan assets	2.00%	2.00%	2.00%

Estimated future cash payments related to black lung benefit obligations for the next 10 years ending after December 31, 2025 are as follows:

Year ending December 31:
2026	$12,329
2027	12,200
2028	11,960
2029	11,769
2030	11,703
2031-2035	33,695
$93,656

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
Postretirement Life Insurance Benefits

As part of the Alpha Natural Resources, Inc. bankruptcy reorganization process and the Retiree Committee Settlement Agreement, the Company assumed the unfunded liability for life insurance benefits for certain disabled and non-union retired employees. Provisions are made for estimated benefits and adjustments to the probable ultimate liabilities are made annually based on an actuarial study prepared by independent actuaries. As of December 31, 2025 and 2024, the postretirement life insurance benefit obligation was $8,259, including a current portion of $610, and $8,222, including a current portion of $600, respectively, which are included in the Consolidated Balance Sheets as Other non-current liabilities and Accrued expenses and other current liabilities.

Defined Contribution and Profit-Sharing Plans

The Company sponsors defined contribution plans to assist its eligible employees in providing for retirement. Generally, under the terms of these plans, employees make voluntary contributions through payroll deductions and the Company makes matching and/or discretionary contributions, as defined by each plan. The Company’s total contributions to these plans for the years ended December 31, 2025, 2024, and 2023 were $6,578, $6,425, and $16,435, respectively.

During the fourth quarter of 2025, the Company paid a discretionary employer contribution under the Alpha Metallurgical Resources 401(k) Retirement Savings Plan (the “Plan”) equal to the 2% of the Plan participants’ annual salaries. During the first quarter of 2026, the Company’s matching contributions under the Plan were reinstated after being suspended due to weak market conditions during the second quarter of 2024.

Self-insured Medical Plan

The Company is self-insured for health benefit coverage for all of its active employees. During the years ended December 31, 2025, 2024, and 2023, the Company incurred total expenses of $106,551, $102,805, and $86,745, respectively, which primarily include claims processed and an estimate for claims incurred but not paid.

(18) Stock-Based Compensation Awards
The MIP was authorized for the issuance of awards of up to 1,201,202 shares of common stock. Although management does not intend to grant any future awards under the MIP, there were 113,884 shares of common stock remaining for grant under the MIP as of December 31, 2025. The LTIP is currently authorized for the issuance of awards of up to 1,500,000 shares of common stock, and as of December 31, 2025, there were 765,333 shares of common stock available for grant under the LTIP.

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

As of December 31, 2025, the Company did not have outstanding awards of stock options, stock appreciation rights, or similar option-like instruments.

As of December 31, 2025, the Company had two types of stock-based awards outstanding: time-based restricted stock units and performance-based restricted stock units. Upon vesting and settlement or exercise of the stock-based awards outstanding, the Company issues authorized and unissued shares of the Company’s common stock to the recipient. Stock-based compensation expense totaled $13,640, $12,929, and $20,856 for the years ended December 31, 2025, 2024, and 2023, respectively. For the years ended December 31, 2025, 2024, and 2023, approximately 85%, 86%, and 95%, respectively, of stock-based compensation expense was reported as selling, general and administrative expenses, and the remainder was recorded as cost of coal sales.

The Company is authorized to repurchase common shares from employees (upon the election by the employee) to satisfy the employees’ statutory tax withholdings upon the vesting of stock grants. Shares that are repurchased to satisfy the employees’ statutory tax withholdings are recorded in treasury stock at cost. During the year ended December 31, 2025, the Company repurchased 26,519 shares of its common stock issued pursuant to awards under the MIP and LTIP for a total purchase amount of $5,155, or $194.39 average price paid per share. During the year ended December 31, 2024, the Company

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
repurchased 144,427 shares of its common stock issued pursuant to awards under the MIP and LTIP for a total purchase amount of $55,419, or $383.72 average price paid per share. During the year ended December 31, 2023, the Company repurchased 81,287 shares of its common stock issued pursuant to awards under the MIP and LTIP for a total purchase amount of $17,333, or $213.23 average price paid per share.

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

2025 Awards Granted

During the year ended December 31, 2025, the Company granted certain key employees and non-employee directors 50,335 time-based restricted stock units under the LTIP with a weighted average grant date fair value of $185.77 based on the Company’s closing stock price at the trading day before the date of the grant. Awards granted to key employees on January 22, 2025 will vest ratably over a three-year period from the date of the grant in accordance with the vesting schedule, subject to the participant’s continuous service with the Company through each applicable vesting date. Restricted stock units were also granted to non-employee directors on May 7, 2025, which will vest on the first to occur of (i) May 6, 2026, (ii) the director’s separation of service due to the director’s death or physical or mental incapacity to perform his or her usual duties, (iii) the director’s service as a member of the Board is terminated, for any reason other than removal for cause, as of a date that is more than six months after the date of grant, and (iv) a change in control.

Additionally, during the year ended December 31, 2025, the Company granted certain key employees 30,279 performance-based restricted stock units under the LTIP, which represent the number of shares of common stock that may be issued based on the achievement of targeted performance levels related to pre-established relative total shareholder return goals and annually determined operational goals over a three year period. These awards are scheduled to cliff vest on the third anniversary of the date of the grant, subject to the participant’s continuous service with the Company through the applicable vesting date and the satisfaction of the performance criteria. These performance-based restricted stock units have the potential to be earned from 0% to 200% of the targeted performance level, depending on actual results. Upon vesting and settlement of these awards, the Company will issue authorized and previously unissued shares of the Company’s common stock to the recipient. The 18,168 operational performance-based restricted stock units were valued based on the Company’s closing stock price on the trading day before the date of the grant and had a weighted average grant date fair value of $196.42. For the awards with operational performance conditions, the Company reassesses at each reporting date whether achievement of each of the performance conditions was probable and adjusts the accrual of stock-based compensation expense as needed. The 12,111 relative total shareholder return performance-based restricted stock units were valued relative to the stock price performance of a comparator group and had weighted average grant date fair value based on a Monte Carlo simulation. Refer to the “Performance-Based Restricted Stock Units — Relative Performance-Based Restricted Stock Units” section below for further detail.

2024 Awards Granted

During the year ended December 31, 2024, the Company granted certain key employees and non-employee directors 25,734 time-based restricted stock units under the LTIP with a weighted average grant date fair value of $389.07 based on the Company’s closing stock price at the trading day before the date of the grant. Awards granted to key employees on January 24, 2024 will vest ratably over a three-year period from the date of the grant in accordance with the vesting schedule, subject to the participant’s continuous service with the Company through each applicable vesting date. Restricted stock units were also granted to two non-employee directors on February 29, 2024, which vested on May 2, 2024, and to multiple non-employee directors on May 2, 2024, which vested on May 1, 2025. Restricted stock units were also granted to Mr. Gorzynski effective with his appointment to chair of the Board on December 13, 2024, which vested on May 1, 2025.

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

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
Time-Based Restricted Stock Units
Time-based restricted stock unit activity for the year ended December 31, 2025 is summarized in the following table:

Time-based restricted stock unit activity:	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested shares outstanding at December 31, 2024	43,330	$252.62
Granted	50,335	$185.77
Vested (1)	(31,276)	$175.00
Forfeited	(1,025)	$249.49
Non-vested shares outstanding at December 31, 2025	61,364	$237.40
(1)     Includes 8,071 shares with deferred settlement pursuant to the award agreements.

As of December 31, 2025, there was $4,526 of unrecognized compensation cost related to non-vested time-based restricted stock units which is expected to be recognized as expense over a weighted-average period of 1.41 years. The total fair value of shares vested, including awards with deferred settlements, during the years ended December 31, 2025, 2024, and 2023, was $5,907, $31,257, and $35,204, respectively.

Performance-Based Restricted Stock Units

Relative Performance-Based Restricted Stock Units

The relative total shareholder return performance-based restricted stock units granted during the years ended December 31, 2025, 2024, and 2023 were valued relative to the stock price performance of a comparator group and had a weighted average grant date fair value based on assumptions incorporated in a Monte Carlo simulation as presented in the following table:

	Year Ended December 31,
Relative performance-based restricted stock units	2025	2024	2023
Weighted average grant date fair value	$231.59	$531.08	$267.18

Start price (1)	$216.98	$316.88	$151.35
Valuation date stock price (2)	$193.40	$389.97	$176.44
Expected volatility (3)	57.69%	64.21%	102.06%
Risk-free interest rate (4)	4.29%	4.16%	3.82%
Expected dividend yield (5)	—%	—%	—%
(1)    The start price for the Company represented the average closing stock price over the twenty trading days ending on December 31, 2024, 2023 and 2022, respectively, assuming dividends distributed during this period were reinvested in additional shares of the Company’s stock on the ex-dividend date.
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

Relative performance-based restricted stock unit activity for the year ended December 31, 2025 based on target achievement of the performance criteria is summarized in the following table:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)

Relative performance-based restricted stock unit activity:	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested shares outstanding at December 31, 2024	33,378	$251.61
Granted	12,111	$231.59
Vested (1)	(11,879)	$97.33
Forfeited	(523)	$297.20
Non-vested shares outstanding at December 31, 2025	33,087	$298.95
(1)     Excludes 10,244 net shares issued due to achievement of performance metrics above the 100% targeted performance level pursuant to the award agreement.

As of December 31, 2025, there was $3,052 of unrecognized compensation cost related to non-vested relative performance-based restricted stock units which is expected to be recognized as expense over a weighted-average period of 1.65 years. The total fair value of shares vested during the years ended December 31, 2025, 2024, and 2023 was $2,303, $26,847, and $3,559, respectively, excluding net shares issued above the 100% targeted performance level.
Operational Performance-Based Restricted Stock Units
Operational performance-based restricted stock unit activity for the year ended December 31, 2025 based on target achievement of the performance criteria is summarized in the following table:

Operational performance-based restricted stock unit activity:	Number of Shares	Weighted-Average Fair Value
Non-vested shares outstanding at December 31, 2024	50,054	$170.75
Granted	18,168	$196.42
Vested (1)	(12,410)	$60.37
Forfeited/Canceled	(6,193)	$79.77
Non-vested shares outstanding at December 31, 2025	49,619	$219.11
(1)     Excludes 5,075 net shares issued due to achievement of performance metrics above the 100% targeted performance level pursuant to the award agreement.

As of December 31, 2025, there was $801 of unrecognized compensation cost related to non-vested operational performance-based restricted stock units, based on the probability of achievement as of December 31, 2025, which is expected to be recognized as expense over a weighted-average period of 1.20 years.The total fair value of shares vested during the years ended December 31, 2025, 2024, and 2023 was $2,406, $40,270, and $5,339, respectively, excluding net shares issued above the 100% targeted performance level.
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

Performance-based cash incentive award activity for the year ended December 31, 2025 based on target achievement of the performance criteria is summarized in the following table:

Performance-based cash incentive award activity:	Target Dollar Value	Weighted-Average Fair Value as a % of Target Dollar Value
Non-vested awards outstanding at December 31, 2024	$990	186.23%
Granted	—	—%
Vested	(990)	186.23%
Forfeited	—	—%
Non-vested awards outstanding at December 31, 2025	$—	—%

(19) Related Party Transactions
There were no material related party transactions for the years ended December 31, 2025 and 2024.

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
Coal royalty expense was $103,035, $141,812, and $185,398 for the years ended December 31, 2025, 2024, and 2023, respectively.

Minimum royalty obligations under coal leases total $16,859, $16,163, $15,104, $13,745, $13,642, and $99,215 for 2026, 2027, 2028, 2029, 2030, and after 2030, respectively.

Other Commitments

As of December 31, 2025, the Company has obligations under certain coal purchase agreements that contain minimum quantities to be purchased in 2026 totaling an estimated $11,072. The Company also has outstanding unconditional purchase obligations for 2026, 2027, 2028, 2029, and 2030 totaling $117,517, $53,633, $14,246, 14,667, and 3,693 respectively, related to the purchase of equipment, as well as for rail freight and export terminal costs (including $39,618 in 2026 for DTA funding.)

Under the terms of its partnership related agreements with respect to its investment in DTA, the Company is required to fund its proportionate share of DTA’s ongoing operating and capital costs. In November 2023, the Company, together with DTA management announced that DTA needs additional capital investment to maximize functionality and minimize downtime due to mechanical issues. Beyond the Company’s share of routine operating costs, it expects to invest an average of approximately $21,000 per year for infrastructure and equipment upgrades at DTA over the next 5 years. In addition, to mitigate the risk of shipment delays during the upgrade period, in April 2024, the Company entered into a 3-year agreement which allows for the loading of 1,200 to 2,000 tons of coal annually at a third party terminal in Newport News, VA. The Company’s 2025 funding of DTA includes routine operating and capital costs and infrastructure and equipment upgrades.

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

As of December 31, 2025, the company had $41,254 LCs outstanding under the ABL Facility.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
As of December 31, 2025, the Company had outstanding surety bonds with a total face amount of $170,014 to secure various obligations and commitments. To secure the Company’s reclamation-related obligations, the Company has $28,197 of collateral in the form of restricted cash and restricted investments supporting these obligations as of December 31, 2025.

The Company meets frequently with its surety providers and has discussions with certain providers regarding the extent of and the terms of their participation in the program. These discussions may cause the Company to shift surety bonds between providers or to alter the terms of their participation in the Company’s program. To the extent that surety bonds become unavailable or the Company’s surety bond providers require additional collateral, the Company would seek to secure its obligations with LCs, cash deposits or other suitable forms of collateral. The Company’s failure to maintain, or inability to acquire, surety bonds or to provide a suitable alternative would have a material adverse effect on its liquidity. These failures could result from a variety of factors including the lack of availability, higher cost or unfavorable market terms of new surety bonds, and the exercise by third-party surety bond issuers of their right to refuse to renew the surety bonds.

Amounts included in restricted cash provide collateral to secure the following obligations:

	December 31,
	2025	2024
Workers’ compensation and black lung obligations	$117,150	$113,144
Reclamation-related obligations	959	697
Financial payments and other performance obligations	8,802	8,742
Total long-term restricted cash	$126,911	$122,583

Amounts included in restricted investments provide collateral to secure the following obligations:

	December 31,
	2025	2024
Workers’ compensation obligations	$3,172	$3,119
Reclamation-related obligations	27,238	34,018
Financial payments and other performance obligations	3,946	5,994
Total restricted investments (1)	$34,356	$43,131
(1)     Classified as long-term trading securities as of December 31, 2025 and 2024.

Amounts included in deposits provide collateral to secure the following obligations:

	December 31,
	2025	2024
Workers’ compensation obligations	$4,108	$4,108
Other operating agreements	684	866
Total deposits	$4,792	$4,974
Less current portion	—	(21)
Total deposits, net of current portion (1)	$4,792	$4,953
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

(d) Legal Proceedings

In December 2024, the state of New York adopted the Climate Change Superfund Act, purporting to impose significant, ongoing cash charges upon a variety of companies involved in the production and use of fossil fuels, including the Company (the “Act”). Other states have adopted or are contemplating adopting similar laws. The Company believes that the new law is unconstitutional under the U.S. Constitution. In February 2025, the Company, along with numerous U.S. states and other entities involved in the fossil fuel industry, filed a complaint against the attorney general of New York and other New York officials. The complaint was filed in the federal district court for the Northern District of New York and requests that the court (a) declare that the Act is preempted by federal statutes and otherwise violates the U.S. Constitution, (b) declare that the Act is unenforceable, and (c) enjoin the state of New York and its officials from taking any action to implement or enforce the Act. On May 1, 2025, the U.S. Department of Justice and the Environmental Protection Agency filed a similar complaint against the State of New York, Kathleen Hochul in her capacity as Governor, Letitia James in her capacity as New York Attorney General and Amanda Lefton in her capacity as Acting Commissioner of the New York Department of Environmental Conservation in the Southern District of New York, requesting that the court declare the Act unconstitutional and permanently enjoin its implementation or enforcement. Although the Company believes that the Act is very unlikely to be upheld, the outcome cannot be predicted with certainty. If the Act, or similar acts adopted in other U.S. states, were upheld, the Company’s liquidity would be materially, adversely affected.

In addition, the Company is party to other legal proceedings from time to time that occur in the ordinary course of business. These proceedings, as well as governmental examinations, could involve various business units and a variety of claims, including, but not limited to, contract disputes, personal injury claims, property damage claims (including those resulting from blasting, subsidence, trucking and flooding), environmental and safety issues, securities-related matters and employment matters. While some legal matters may specify the damages claimed by the plaintiffs, many seek an unquantified amount of damages. Even when the amount of damages claimed against the Company or its subsidiaries is stated, (i) the claimed amount may be exaggerated or unsupported; (ii) the claim may be based on a novel legal theory or involve a large number of parties; (iii) there may be uncertainty as to the likelihood of a class being certified or the ultimate size of the class; (iv) there may be uncertainty as to the outcome of pending appeals or motions; and/or (v) there may be significant factual issues to be resolved. As a result, if such legal matters arise in the future, the Company may be unable to estimate a range of possible loss for matters that have not yet progressed sufficiently through discovery and the development of important factual information and legal issues. The Company records accruals based on an estimate of the ultimate outcome of these matters, but these estimates can be difficult to determine and involve significant judgment.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
(21) Concentration of Credit Risk and Major Customers

The Company markets produced, processed, and purchased coal to customers in the United States and in international markets. The following table presents additional information on the Company’s total revenues and top customers:

	Year Ended December 31,
	2025	2024	2023
Total coal revenues	$2,122,605	$2,946,579	$3,456,630
Total revenues	$2,129,481	$2,957,285	$3,471,417
Export coal revenues	$1,557,086	$2,309,777	$2,539,068
Top customer as % of total revenues	14%	16%	13%
Top 10 customers as % of total revenues	77%	75%	74%
Number of customers exceeding 10% of total revenues	3	2	2
Number of customers exceeding 10% of total trade accounts receivable, net	4	2	3
Domestic coal revenue as % of total coal revenues	27%	22%	26%
Export coal revenue as % of total coal revenues	73%	78%	74%
Countries with export coal revenue exceeding 10% of total revenues	India	India, Brazil	India
Met coal as % of coal sales volume	93%	93%	90%
Thermal coal as % of coal sales volume	7%	7%	10%

(22) Segment Information
The Company currently conducts its mining operations within the Central Appalachia (“CAPP”) coal basin located in the United States. The Company has one reportable operating segment: Met, which consists of six active mining complexes whose primary product is metallurgical quality coal that is extracted, processed, and marketed to domestic and international steel and coke producers. In addition to its primary product, thermal quality coal may also be produced as a by-product and marketed to domestic and international utilities and industrial customers. The segment’s equity method investment in DTA facilitates the export of coal to international customers. For 2023, the Company’s All Other category includes its former CAPP – Thermal operations, which consisted of mining complexes whose primary product was thermal coal. Segment operating results are regularly reviewed by the Company’s Chief Executive Officer, who is considered its Chief Operating Decision Maker (“CODM”). Beginning in 2024, following the cessation of mining within the Company’s former CAPP-Thermal operations, the Company’s CODM began to manage the Company on a consolidated basis. For 2023, income tax expense was allocated among segments by applying the Company’s consolidated annual effective income tax rate to segment earnings.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands except share and per share data)
Met reportable segment results for the years ended December 31, 2025, 2024, and 2023 are as follows:

	Year Ended December 31,
	2025	2024	2023
Coal revenues	$2,122,605	$2,946,579	$3,406,643
Other revenues	6,876	10,706	14,787
Total revenues	$2,129,481	$2,957,285	$3,421,430

Non-GAAP Cost of coal sales	$1,562,012	$1,918,427	$1,847,363
Freight and handling costs	333,691	503,306	438,783
Idled and closed mine costs	28,988	29,868	18,579
Cost of coal sales (exclusive of items shown separately below)	$1,924,691	$2,451,601	$2,304,725

Depreciation, depletion and amortization	$174,524	$167,331	$127,721
Accretion on asset retirement obligations	22,126	25,050	15,471
Amortization of acquired intangibles	5,427	6,700	8,523
Selling, general and administrative expenses	60,158	74,000	81,321
Interest expense	3,019	3,811	6,923
Interest income	(15,466)	(18,208)	(11,933)
Equity loss in affiliates	24,867	20,302	18,263
Other segment items (1)	17,594	15,948	3,284
Income tax (benefit) expense	(25,772)	23,171	126,669
Total other expenses	$266,477	$318,105	$376,242

Net (loss) income	$(61,687)	$187,579	$740,463
(1)     Other segments items include Other operating loss (income), Loss on extinguishment of debt, and Miscellaneous expense, net.
No segment level asset information has been disclosed as the CODM does not review asset information by segment. Refer to the Company’s Consolidated Balance Sheets, Statements of Cash Flows, and Note 10 for information on its consolidated assets, capital expenditures, and equity method investments, respectively.

Reconciliations of reportable segment items to consolidated amounts for the year ended December 31, 2023 are as follows:

	Year Ended December 31, 2023
	Met	All Other	Consolidated
Total revenues	$3,421,430	$49,987	$3,471,417
Depreciation, depletion and amortization	$127,721	$9,148	$136,869
Accretion on asset retirement obligations	$15,471	$10,029	$25,500
Income tax expense (benefit)	$126,669	$(3,166)	$123,503
Net income (loss)	$740,463	$(18,507)	$721,956

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of December 31, 2025. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting using the criteria set by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Item 9B. Other Information

(a) On May 6, 2025, we entered into the First Amendment to Credit Agreement and Security Agreement (the “First Amendment”), which amends (i) the Credit Agreement dated as of October 27, 2023 (the “Credit Agreement”), by and among us, certain of our Subsidiaries, as borrowers (the “Borrowers”), the other credit parties party thereto from time to time, as guarantors (the “Guarantors”), the lenders party thereto from time to time and Regions Bank, as administrative agent, collateral agent, swingline lender and LC issuer (the “Agent”), and (ii) the Security Agreement dated as of October 27, 2023, by and among us, the other Borrowers, the Guarantors and the Agent.

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

The above summary of the First Amendment is not a complete description thereof and is qualified in its entirety by the full text of such agreement which was filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

(b) None.

(c) Trading Plans

During the quarter ended December 31, 2025, no director or officer adopted or terminated:

(i)    Any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c); or

(ii)    Any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The sections of our Proxy Statement entitled “Proposal 1 – Election of Directors,” “About our Board of Directors – Board and Its Committees,” “About our Board of Directors – Board Committees – Audit Committee,” “About our Management Team,” “Delinquent Section 16(a) Reports,” “About our Board of Directors – Code of Business Ethics” and “Stockholder Proposals for the 2027 Annual Meeting” are incorporated herein by reference.

We have a written Code of Business Ethics that applies to our Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer) and others. The Code of Business Ethics is available on our website at investors.alphametresources.com/investors/corporate-governance/governance-documents. Any amendments to, or waivers from, a provision of our Code of Business Ethics that applies to our Principal Executive Officer, Principal Financial and Accounting Officer or persons performing similar functions and that relates to any element of the code of ethics enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting on our website. Information on or accessible through our website is not incorporated by reference into this Annual Report on Form 10-K.

We have adopted an insider securities trading policy that prohibits our directors, officers, employees, temporary employees, independent consultants and contractors from engaging in hedging transactions involving Company securities such as short selling, buying or selling publicly traded options (including puts and calls), zero-cost collar and forward sales contracts. The policy also prohibits the holding by these persons of Alpha securities in a margin account or pledging Alpha securities as collateral for a loan. A copy of our insider trading policy is attached to this Annual Report on Form 10-K as Exhibit 19.

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference to the sections of our proxy statement for the 2026 annual meeting of stockholders entitled “About our Board of Directors – Director Compensation,” “Board Committee Reports – Compensation Committee Report” and “Executive Compensation Discussion and Analysis.” These sections include, but are not limited to, “About our Board of Directors – Director Compensation – 2025 Director Compensation,” “Board Committee Reports – Compensation Committee Report,” “Executive Compensation Discussion and Analysis – Risk Assessment of Compensation Programs,” “Executive Compensation Discussion and Analysis – Compensation Committee Interlocks and

Insider Participation,” “Executive Compensation – 2025 Summary Compensation Table,” “Executive Compensation Discussion and Analysis – 2025 Grants of Plan-Based Awards,” “Executive Compensation Discussion and Analysis – Outstanding Equity Awards at 2025 Fiscal Year End,” “Executive Compensation Discussion and Analysis – Option Exercises and Stock Vested in 2025,” “Executive Compensation Discussion and Analysis – Nonqualified Deferred Compensation,” “Executive Compensation Discussion and Analysis – Potential Payments on Termination or Change in Control,” “Pay Ratio,” “Other Compensation Matters – Insider Trading and Policy,” and “Pay Versus Performance.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The sections of our Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation Discussion and Analysis – Potential Payments on Termination and Change in Control – Equity Compensation Plan Information” are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The sections of our Proxy Statement entitled “About our Board of Directors – Independent and Non-Management Directors” and “Other Information – Review and Approval of Transactions With Related Persons” are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The sections of our Proxy Statement entitled “Proposal 3 – Ratification of Appointment of Independent Registered Public Accounting Firm – Independent Registered Public Accounting Firm and Fees” and “Proposal 3 – Ratification of Appointment of Independent Registered Public Accounting Firm – Policy for Approval of Audit and Permitted Non-Audit Services” are incorporated herein by reference.

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

Part IV

Item 15. Exhibit and Financial Statement Schedules

Pursuant to the rules and regulations of the Securities and Exchange Commission, we have filed certain agreements as exhibits to this Annual Report on Form 10-K. These agreements may contain representations and warranties by the parties. These warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosure made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in such Company’s public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe our actual state of affairs at the date hereof and should not be relied upon.

(a) Documents filed as part of this Annual Report on Form 10-K:

(1) The following financial statements are filed as part of this Annual Report on Form 10-K under Item 8-Financial Statements and Supplementary Data:

•Report of Independent Registered Public Accounting Firm
•Consolidated Statements of Operations, Years ended December 31, 2025, 2024, and 2023
•Consolidated Statements of Comprehensive (Loss) Income, Years ended December 31, 2025, 2024, and 2023
•Consolidated Balance Sheets, December 31, 2025 and 2024

•Consolidated Statements of Cash Flows, Years ended December 31, 2025, 2024, and 2023
•Consolidated Statements of Stockholders’ Equity, Years ended December 31, 2025, 2024, and 2023
•Notes to Consolidated Financial Statements

(2) Financial Statement Schedules. All schedules are omitted because they are not required or because the information is immaterial or provided elsewhere in the Consolidated Financial Statements and Notes thereto.

(3) Listing of Exhibits. Refer to the Exhibit Index following the signature page to this Annual Report on Form 10-K.

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

21.1	List of Subsidiaries of Alpha Metallurgical Resources, Inc.
23.1	Consent of RSM US LLP
23.2	Consent of Marshall Miller & Associates, Inc. dated February 27, 2026
31	Certifications Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32#	Certifications Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosure
96.1
Technical Report Summary - Alpha Metallurgical Resources, Inc. Statement of Coal Resources and Reserves for the Aracoma Complex in Accordance with United States SEC Standards as of December 31, 2025, Central Appalachian Coal Basin, West Virginia, USA, February 2026

96.2
Technical Report Summary - Alpha Metallurgical Resources, Inc. Statement of Coal Resources and Reserves for the Kepler Complex in Accordance with United States SEC Standards as of December 31, 2025, Central Appalachian Coal Basin, West Virginia, USA, February 2026

96.3
Technical Report Summary - Alpha Metallurgical Resources, Inc. Statement of Coal Resources and Reserves for the Kingston Mining Complex in Accordance with United States SEC Standards as of December 31, 2025, Central Appalachian Coal Basin, West Virginia, USA, February 2026

96.4
Technical Report Summary - Alpha Metallurgical Resources, Inc. Statement of Coal Resources and Reserves for the Marfork Mining Complex in Accordance with United States SEC Standards as of December 31, 2025, Central Appalachian Coal Basin, West Virginia, USA, February 2026

96.5
Technical Report Summary - Alpha Metallurgical Resources, Inc. Statement of Coal Resources and Reserves for the Virginia Complex in Accordance with United States SEC Standards as of December 31, 2025, Central Appalachian Coal Basin, Virginia, USA, February 2026

96.6
Technical Report Summary - Alpha Metallurgical Resources, Inc. Statement of Coal Resources and Reserves for the Elk Run Underground Complex in Accordance with United States SEC Standards as of December 31, 2025, Central Appalachian Coal Basin, West Virginia, USA, February 2026

96.7
Technical Report Summary - Alpha Metallurgical Resources, Inc. Statement of Coal Resources for the Power Mountain Underground Complex in Accordance with United States SEC Standards as of December 31, 2025, Central Appalachian Coal Basin, West Virginia, USA, February 2026

97*†
Alpha Metallurgical Resources, Inc. Amended And Restated Executive Officer Incentive Compensation Recoupment (Clawback) Policy (Incorporated by reference to Exhibit 97 on Form 10-K of Alpha Metallurgical Resources, Inc. filed on February 26, 2024)

101
The following financial information from Alpha Metallurgical Resources, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive (Loss) Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders’ Equity, and (vi) Notes to the Consolidated Financial Statements.

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

ALPHA METALLURGICAL RESOURCES, INC.
Date: February 27, 2026	By:	/s/ J. Todd Munsey
	Name:	J. Todd Munsey
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

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

Signature	Date	Title

/s/ Charles Andrew Eidson	February 27, 2026	Chief Executive Officer (Principal Executive Officer) and Director
Charles Andrew Eidson

/s/ J. Todd Munsey	February 27, 2026	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
J. Todd Munsey

/s/ Michael Gorzynski	February 27, 2026	Chairman
Michael Gorzynski

/s/ Joanna Baker de Neufville	February 27, 2026	Director
Joanna Baker de Neufville

/s/ Kenneth S. Courtis	February 27, 2026	Director
Kenneth S. Courtis

/s/ Shelly Lombard	February 27, 2026	Director
Shelly Lombard

/s/ Daniel D. Smith	February 27, 2026	Director
Daniel D. Smith