Form 10-Q
period 2026-03-31
Alpha Metallurgical Resources, Inc.
filed 2026-05-08
CIK 1704715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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

Number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of April 30, 2026: 12,714,624

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements.” These statements, which involve risks and uncertainties, relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable and may also relate to our future prospects, developments and business strategies. We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “should” and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements, but these terms and phrases are not the exclusive means of identifying such statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those expressed in or implied by these forward-looking statements.

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
•our ability to self-insure certain of our black lung obligations;
•our ability to obtain or renew surety bonds on acceptable terms or maintain our current bonding status;
•the imposition, continuation or modification of barriers to trade, such as tariffs, and the unpredictability of these events;
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
•failures in performance, or non-performance, of services by third-party contractors, including contract mining and reclamation contractors or other counterparties;
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
•increased volatility and uncertainty regarding worldwide markets, seaborne transportation and our customers as a result of developments in and around Ukraine, Iran, and the broader Middle East;
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
•changes in, interpretations of, or implementations of domestic or international tax or other laws and regulations, including U.S. federal legislation and its related regulations;
•our relationships with, and other conditions affecting, our customers, including the inability to collect payments from our customers if their creditworthiness declines;
•reclamation and mine closure obligations;

•our assumptions concerning economically recoverable coal reserve estimates; and
•other factors, including the other factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included elsewhere in this Quarterly Report on Form 10-Q and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

High-Vol. B. A coking coal used in steel production with a volatile matter content generally between 34.5% and 38% on a dry basis.

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

Part I - Financial Information

Item 1. Financial Statements

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenues:
Coal revenues	$523,533	$529,667
Other revenues	1,454	2,290
Total revenues	524,987	531,957
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	474,389	504,584
Depreciation, depletion and amortization	39,926	43,910
Accretion on asset retirement obligations	5,215	5,614
Amortization of acquired intangibles	876	1,357
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	16,598	15,424
Other operating (income) loss	(1,585)	1,243
Total costs and expenses	535,419	572,132
Loss from operations	(10,432)	(40,175)
Other (expense) income:
Interest expense	(841)	(763)
Interest income	4,206	4,046
Equity loss in affiliates	(5,733)	(4,960)
Miscellaneous expense, net	(3,558)	(3,532)
Total other expense, net	(5,926)	(5,209)
Loss before income taxes	(16,358)	(45,384)
Income tax benefit	5,326	11,437
Net loss	$(11,032)	$(33,947)

Basic loss per common share	$(0.86)	$(2.60)
Diluted loss per common share	$(0.86)	$(2.60)

Weighted average shares – basic	12,800,037	13,047,607
Weighted average shares – diluted	12,800,037	13,047,607

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(11,032)	$(33,947)
Other comprehensive income, net of tax:
Employee benefit plans:
Amortization of and adjustments to employee benefit costs	2,219	1,390
Income tax expense	(484)	(303)
Total other comprehensive income, net of tax	1,735	1,087
Total comprehensive loss	$(9,297)	$(32,860)
Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$317,231	$365,974
Short-term investments	49,646	49,582
Trade accounts receivable, net of allowance for credit losses of $2,858 and $2,519 as of March 31, 2026 and December 31, 2025, respectively	302,136	278,620
Inventories, net	213,102	193,000
Prepaid expenses and other current assets	27,360	31,132
Total current assets	909,475	918,308
Property, plant, and equipment, net of accumulated depreciation and amortization of $805,966 and $774,101 as of March 31, 2026 and December 31, 2025, respectively	625,145	621,866
Owned and leased mineral rights, net of accumulated depletion and amortization of $157,070 and $150,616 as of March 31, 2026 and December 31, 2025, respectively	410,489	416,944
Other acquired intangibles, net of accumulated amortization of $43,948 and $43,072 as of March 31, 2026 and December 31, 2025, respectively	33,576	34,452
Long-term restricted cash	127,217	126,911
Long-term restricted investments	34,399	34,356
Deferred income taxes	8,210	8,087
Other non-current assets	133,926	119,702
Total assets	$2,282,437	$2,280,626
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,231	$3,575
Trade accounts payable	92,984	66,169
Accrued expenses and other current liabilities	151,772	135,778
Total current liabilities	247,987	205,522
Long-term debt	8,977	9,841
Workers’ compensation and black lung obligations	189,527	190,965
Pension obligations	83,281	87,317
Asset retirement obligations	203,632	204,745
Deferred income taxes	10,711	15,433
Other non-current liabilities	21,367	21,308
Total liabilities	765,482	735,131
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Preferred stock - par value $0.01, 5,000,000 shares authorized, none issued	—	—
Common stock - par value $0.01, 50,000,000 shares authorized, 22,494,813 issued and 12,752,824 outstanding at March 31, 2026 and 22,437,379 issued and 12,805,909 outstanding at December 31, 2025	225	224
Additional paid-in capital	855,765	852,030
Accumulated other comprehensive loss	(58,698)	(60,433)
Treasury stock, at cost: 9,741,989 shares at March 31, 2026 and 9,631,470 shares at December 31, 2025	(1,364,022)	(1,341,027)
Retained earnings	2,083,685	2,094,701
Total stockholders’ equity	1,516,955	1,545,495
Total liabilities and stockholders’ equity	$2,282,437	$2,280,626
Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net loss	$(11,032)	$(33,947)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	39,926	43,910
Amortization of acquired intangibles	876	1,357
Gain on disposal of assets, net	(2,053)	(37)
Accretion on asset retirement obligations	5,215	5,614
Employee benefit plans, net	6,266	5,618
Deferred tax benefit	(5,329)	(11,416)
Stock-based compensation	3,736	3,437
Equity loss in affiliates	5,733	4,960
Other, net	2,476	135
Changes in operating assets and liabilities	(16,768)	2,550
Net cash provided by operating activities	29,046	22,181
Investing activities:
Capital expenditures	(40,668)	(38,450)
Capital contributions to equity affiliates	(13,403)	(9,836)
Purchases of investment securities	(27,826)	(14,663)
Sales and maturities of investment securities	28,240	15,080
Other, net	62	94
Net cash used in investing activities	(53,595)	(47,775)
Financing activities:
Principal repayments of long-term debt	(915)	(822)
Common stock repurchases and related expenses	(22,901)	(5,155)
Other, net	(72)	(415)
Net cash used in financing activities	(23,888)	(6,392)
Net decrease in cash and cash equivalents and restricted cash	(48,437)	(31,986)
Cash and cash equivalents and restricted cash at beginning of period	492,885	604,161
Cash and cash equivalents and restricted cash at end of period	$444,448	$572,175

Supplemental disclosure of noncash investing and financing activities:
Accrued capital expenditures	$11,089	$10,785

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	As of March 31,
	2026	2025
Cash and cash equivalents	$317,231	$447,990
Long-term restricted cash	127,217	124,185
Total cash and cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$444,448	$572,175

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Treasury Stock at Cost	Retained Earnings	Total Stockholders’ Equity
Balances, December 31, 2024	$224	$839,804	$(50,082)	$(1,296,916)	$2,156,467	$1,649,497
Net loss	—	—	—	—	(33,947)	(33,947)
Other comprehensive income, net	—	—	1,087	—	—	1,087
Stock-based compensation, issuance of common stock for share vesting, and common stock reissuances	—	2,066	—	1,371	—	3,437
Common stock repurchases and related expenses	—	—	—	(5,155)	—	(5,155)
Dividend equivalents	—	—	—	—	(81)	(81)
Balances, March 31, 2025	$224	$841,870	$(48,995)	$(1,300,700)	$2,122,439	$1,614,838

Balances, December 31, 2025	$224	$852,030	$(60,433)	$(1,341,027)	$2,094,701	$1,545,495
Net loss	—	—	—	—	(11,032)	(11,032)
Other comprehensive income, net	—	—	1,735	—	—	1,735
Stock-based compensation and issuance of common stock for share vesting	1	3,735	—	—	—	3,736
Common stock repurchases and related expenses	—	—	—	(22,995)	—	(22,995)
Dividend equivalents	—	—	—	—	16	16
Balances, March 31, 2026	$225	$855,765	$(58,698)	$(1,364,022)	$2,083,685	$1,516,955
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

The Condensed Consolidated Financial Statements include all wholly-owned subsidiaries’ results of operations for the three months ended March 31, 2026 and 2025. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying interim Condensed Consolidated Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP as long as the financial statements are not misleading. In the opinion of management, these interim Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or any other period. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Reclassifications

Certain amounts in the prior year Condensed Consolidated Statements of Cash Flows have been reclassified to conform to the current year presentation.

Significant Accounting Policy Updates

Asset Impairment

As of March 31, 2026, due to declines in pricing forecasts for U.S. High-Vol. metallurgical coal products, the Aracoma and Kingston/Mammoth mining complexes were tested for impairment. Estimated future undiscounted cash flows were projected to exceed each complex’s respective carrying value and no impairment charges were required.

Government Grants

The Company recognizes government grants related to income when compliance with grant terms and receipt are considered probable. Grants are recognized in income over the periods in which the Company recognizes as expenses the costs for which the grant was intended to compensate. Grant income is recorded as a reduction to the related expense amounts.

On July 4, 2025, legislation commonly referred to as the “One Big Beautiful Bill Act” (“OBBBA”) was signed into law. As part of the OBBBA, metallurgical coal was added to the list of “applicable critical minerals” making the Company eligible for the Internal Revenue Code (“IRC”) Section 45X tax credit (also known as the advanced manufacturing production credit). The Section 45X tax credit will generally provide the Company with a refundable tax credit equal to 2.5% of production costs for metallurgical coal produced and sold in tax years 2026 through 2029. As the Section 45X tax credit is refundable, the Company

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
accounts for the tax credit as a government grant. For the three months ended March 31, 2026, the Company recorded $7,192 of estimated grant income as a reduction in cost of coal sales.

Recent Accounting Guidance

Refer to the “Recent Accounting Guidance Issued Not Yet Effective” section of Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

	Three Months Ended March 31,
	2026	2025
Export met coal revenues	$392,411	$376,740
Export thermal coal revenues	11,010	18,975
Total export coal revenues	$403,421	$395,715

Domestic met coal revenues	$113,771	$128,662
Domestic thermal coal revenues	6,341	5,290
Total domestic coal revenues	$120,112	$133,952

Total met coal revenues	$506,182	$505,402
Total thermal coal revenues	17,351	24,265
Total coal revenues	$523,533	$529,667

Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied as of March 31, 2026:

	Remainder of 2026	2027	2028	2029	2030	Total
Estimated coal revenues (1)	$73,842	$33,870	$—	$—	$—	$107,712
(1) Amounts include only estimated coal revenues associated with customer contracts with fixed pricing and original expected duration of more than one year. Refer to Note 3 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
(3) Accumulated Other Comprehensive Loss
The following tables summarize the changes to accumulated other comprehensive loss during the three months ended March 31, 2026 and 2025:

	Balance January 1, 2026	Other comprehensive income (loss) before reclassifications	Amounts reclassified from accumulated other comprehensive loss	Balance March 31, 2026
Employee benefit costs	$(60,433)	$—	$1,735	$(58,698)

	Balance January 1, 2025	Other comprehensive income (loss) before reclassifications	Amounts reclassified from accumulated other comprehensive loss	Balance March 31, 2025
Employee benefit costs	$(50,082)	$—	$1,087	$(48,995)

The following table summarizes the amounts reclassified from accumulated other comprehensive loss and the Condensed Consolidated Statements of Operations line items affected by reclassification during the three months ended March 31, 2026 and 2025:

Details about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss		Affected line item in the Condensed Consolidated Statements of Operations
	Three Months Ended March 31,
	2026	2025
Employee benefit costs:
Amortization of net actuarial loss (1)	$2,219	$1,390	Miscellaneous expense, net
Income tax expense	(484)	(303)	Income tax benefit
Total, net of income tax	$1,735	$1,087
(1) These accumulated other comprehensive loss components are included in the computation of net periodic benefit costs for certain employee benefit plans. Refer to Note 12.

(4) Net Loss Per Share
The number of shares of common stock used to calculate basic net loss per common share is based on the weighted average number of the Company’s outstanding common shares during the respective period. The number of shares of common stock used to calculate diluted net loss per common share is based on the number of common shares used to calculate basic net loss per common share plus the effect of potentially dilutive securities outstanding during the period, which is determined by the application of the treasury stock method.

When applying the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share of common stock are higher than the Company’s average price per share of common stock during an applicable period. For the three months ended March 31, 2026 and 2025, 5,980 and 26,677 common shares underlying potentially dilutive securities, respectively, were excluded from the computation of dilutive net loss per common share because they would have been anti-dilutive.

Anti-dilution also occurs in periods of a net loss, and the dilutive impact of all share-based compensation awards are excluded. For the three months ended March 31, 2026 and 2025, the weighted average share impact of securities excluded from the shares due to the Company incurring a net loss for the period was 46,805 and 44,687, respectively.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
(5) Inventories, net
Inventories, net consisted of the following:

	March 31, 2026	December 31, 2025
Raw coal	$49,199	$41,665
Saleable coal	90,823	81,919
Materials, supplies and other, net	73,080	69,416
Total inventories, net	$213,102	$193,000

(6) Capital Stock
Share Repurchase Program
The total authorization to repurchase the Company’s stock under the existing common share repurchase program adopted by the Company’s Board of Directors on March 4, 2022 is $1,500,000. As of March 31, 2026, the Company had repurchased an aggregate of 6,965,690 shares under the plan for an aggregate purchase price of approximately $1,156,415 (comprised of $1,156,205 of share repurchases and $210 of related fees).

(7) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Wages and benefits	$61,542	$46,687
Workers’ compensation	8,880	8,880
Black lung	12,329	12,329
Taxes other than income taxes	23,907	26,315
Asset retirement obligations	25,770	22,632
Freight accrual	9,479	12,018
Other	9,865	6,917
Total accrued expenses and other current liabilities	$151,772	$135,778

(8) Long-Term Debt
Long-term debt consisted of the following:

	March 31, 2026	December 31, 2025
Notes payable and other	$3,302	$3,856
Financing leases	8,906	9,560
Total long-term debt	12,208	13,416
Less current portion	(3,231)	(3,575)
Long-term debt, net of current portion	$8,977	$9,841

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
ABL Agreement

On October 27, 2023, the Company, along with certain of its directly and indirectly owned subsidiaries (the “Borrowers”), entered into a credit agreement (the “ABL Agreement”) with Regions Bank, as lender, swingline lender, letter of credit (“LC”) issuer, administrative agent, collateral agent, and lead arranger, along with ServisFirst Bank and Texas Capital Bank, as joint lead arrangers and the other lenders party thereto. On May 6, 2025, the Company amended and extended the ABL Agreement. The ABL Agreement includes an asset-based revolving credit facility (the “ABL Facility”) which allows the Company to borrow cash or obtain LCs, on a revolving basis, in an aggregate amount of up to $225,000. Availability under the ABL Facility is calculated monthly and fluctuates based on qualifying amounts of coal inventory, trade accounts receivable, and in certain circumstances specified amounts of cash. The ABL Facility matures on May 4, 2029. The ABL Facility is guaranteed by substantially all of Alpha’s directly and indirectly owned subsidiaries that are not Borrowers (the “Guarantors”) and is secured by all or substantially all assets of the Borrowers and Guarantors. As of March 31, 2026 and December 31, 2025, the Company had no amounts borrowed and $40,710 and $41,254 LCs outstanding under the ABL Facility, respectively.

The ABL agreement limits the Company’s ability to make certain restricted payments, including the payment of cash dividends and the repurchase of equity shares under its share repurchase program, if the level of cash it maintains at Regions Bank falls below $100,000. The ABL Agreement also contains negative and affirmative covenants and requires the Company to maintain minimum Liquidity, as defined in the ABL Agreement, of $75,000. As of March 31, 2026, the Company’s cash balance at Regions Bank exceeded the $100,000 threshold and the Company is in compliance with all covenants under the ABL Agreement.

(9) Asset Retirement Obligations

The following table summarizes the changes in asset retirement obligations for the three months ended March 31, 2026:

Total asset retirement obligations at December 31, 2025	$227,377
Accretion for the period	5,215
Revisions in estimated cash flows	(266)
Expenditures for the period	(2,924)
Total asset retirement obligations at March 31, 2026	229,402
Less current portion (1)	(25,770)
Long-term portion	$203,632
(1) Included within Accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheets. Refer to Note 7.

(10) Fair Value of Financial Instruments and Fair Value Measurements
The estimated fair values of financial instruments are determined based on relevant market information. These estimates involve uncertainty and cannot be determined with precision.
The carrying amounts for cash and cash equivalents, trade accounts receivable, net, prepaid expenses and other current assets, restricted cash, deposits, trade accounts payable, notes payable and other, financing leases, and accrued expenses and other current liabilities approximate fair value as of March 31, 2026 and December 31, 2025 due to the short maturity of these instruments.
The following tables set forth by level, within the fair value hierarchy, the Company’s financial and non-financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2026 and December 31, 2025. Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of fair value for assets and liabilities and their placement within the fair value hierarchy levels.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	March 31, 2026
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities (1)	$84,045	$—	$84,045	$—
(1) Includes $49,646 classified as Short-term investments and $34,399 classified as Long-term restricted investments on the Company’s Condensed Consolidated Balance Sheets.

	December 31, 2025
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities (1)	$83,938	$—	$83,938	$—
(1) Includes $49,582 classified as Short-term investments and $34,356 classified as Long-term restricted investments on the Company’s Condensed Consolidated Balance Sheets.

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

(11) Income Taxes

For the three months ended March 31, 2026, the Company recorded income tax benefit of $5,326 on loss before income taxes of $16,358. The income tax benefit differs from the expected statutory amount primarily due to the permanent impact of the Section 45X tax credit, permanent impact of percentage depletion, and state income taxes, net of federal impact, partially offset by non-deductible compensation. For the three months ended March 31, 2025, the Company recorded income tax benefit of $11,437 on loss before income taxes of $45,384. The income tax benefit differs from the expected statutory amount primarily due to the change in valuation allowance, the permanent impact of percentage depletion, and stock compensation, partially offset by the impact of capital loss carryforward expirations and non-deductible compensation.

(12) Employee Benefit Plans
The components of net periodic benefit cost other than the service cost component for black lung are included in the line item Miscellaneous expense, net in the Condensed Consolidated Statements of Operations.
Pension

The following table details the components of the net periodic benefit cost for pension obligations:

	Three Months Ended March 31,
	2026	2025
Interest cost	$5,290	$5,805
Expected return on plan assets	(5,199)	(4,920)
Amortization of net actuarial loss	372	378
Net periodic benefit cost	$463	$1,263

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

The Company expects to pay $23,108 in minimum required contributions to the pension plan in 2026.

Black Lung

The following table details the components of the net periodic benefit cost for black lung obligations:

	Three Months Ended March 31,
	2026	2025
Service cost	$624	$535
Interest cost	1,513	1,463
Expected return on plan assets	(14)	(13)
Amortization of net actuarial loss	1,911	1,076
Net periodic benefit cost	$4,034	$3,061

Defined Contribution and Profit Sharing Plans

During the first quarter of 2026, the Company’s matching contributions under the Alpha Metallurgical Resources 401(k) Retirement Savings Plan were reinstated after being suspended due to weak market conditions during the second quarter of 2024.

The Company’s total contributions to its defined contribution plans for the three months ended March 31, 2026 and 2025 were $3,509 and $133, respectively.

(13) Related Party Transactions
There were no material related party transactions for the three months ended March 31, 2026 or 2025.

As described in Note 10 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K, the Company routinely provides capital contributions to Dominion Terminal Associates (“DTA”), its equity method investee. Refer to Notes 14 and 15 for further information.

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

Coal royalty expense was $27,239 and $24,085 for the three months ended March 31, 2026 and 2025, respectively.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
Other Commitments

Under the terms of its partnership related agreements with respect to its investment in DTA, the Company is required to fund its proportionate share of DTA’s ongoing operating and capital costs. In November 2023, the Company, together with DTA management announced that DTA needed additional capital investment to maximize functionality and minimize downtime due to mechanical issues. Beyond the Company’s share of routine operating costs, it expects to invest an average of approximately $21,000 per year for infrastructure and equipment upgrades at DTA over the next 5 years. In addition, to mitigate the risk of shipment delays during the upgrade period, in April 2024, the Company entered into a 3-year agreement which allows for the loading of 1,200 to 2,000 tons of coal annually at a third party terminal in Newport News, VA. The Company’s 2026 funding of DTA includes routine operating and capital costs and infrastructure and equipment upgrades.

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

As of March 31, 2026, the Company had $40,710 LCs outstanding under the ABL Facility.

As of March 31, 2026, the Company had outstanding surety bonds with a total face amount of $169,078 to secure various obligations and commitments. To secure the Company’s reclamation-related obligations, the Company has $28,285 of collateral in the form of restricted cash and restricted investments supporting these obligations as of March 31, 2026.

The Company meets frequently with its surety providers and has discussions with certain providers regarding the extent of and the terms of their participation in the program. These discussions may cause the Company to shift surety bonds between providers or to alter the terms of their participation in the Company’s program. To the extent that surety bonds become unavailable or the Company’s surety bond providers require additional collateral, the Company would seek to secure its obligations with LCs, cash deposits, or other suitable forms of collateral. The Company’s failure to maintain, or inability to acquire, surety bonds or to provide a suitable alternative would have a material adverse effect on its liquidity. These failures could result from a variety of factors including the lack of availability, higher cost or unfavorable market terms of new surety bonds, and the exercise by third-party surety bond issuers of their right to refuse to renew the surety bonds.

Amounts included in restricted cash provide collateral to secure the following obligations:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	March 31, 2026	December 31, 2025
Workers’ compensation and black lung obligations	$117,206	$117,150
Reclamation-related obligations	1,129	959
Financial payments and other performance obligations	8,882	8,802
Total long-term restricted cash	$127,217	$126,911

Amounts included in restricted investments provide collateral to secure the following obligations:

	March 31, 2026	December 31, 2025
Workers’ compensation obligations	$3,177	$3,172
Reclamation-related obligations	27,156	27,238
Financial payments and other performance obligations	4,066	3,946
Total restricted investments (1)	$34,399	$34,356
(1) Classified as long-term trading securities as of March 31, 2026 and December 31, 2025.

Amounts included in deposits provide collateral to secure the following obligations:

	March 31, 2026	December 31, 2025
Workers’ compensation obligations	$4,108	$4,108
Other operating agreements	683	684
Total deposits	4,791	4,792
Less current portion	(29)	—
Total deposits, net of current portion (1)	$4,762	$4,792
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

Although the Company believes that the Act is very unlikely to be upheld, the outcome of this litigation cannot be predicted with certainty. If the Act, or similar acts adopted in other U.S. states, were upheld, the Company’s liquidity would be materially, adversely affected.

In addition, the Company is party to other legal proceedings from time to time that occur in the ordinary course of business. These proceedings, as well as governmental examinations, could involve various business units and a variety of claims, including, but not limited to, contract disputes, personal injury claims, property damage claims (including those resulting from blasting, subsidence, trucking and flooding), environmental and safety issues, securities-related matters and employment matters. While some legal matters may specify the damages claimed by the plaintiffs, many seek an unquantified amount of damages. Even when the amount of damages claimed against the Company or its subsidiaries is stated, (i) the claimed amount may be exaggerated or unsupported; (ii) the claim may be based on a novel legal theory or involve a large number of parties; (iii) there may be uncertainty as to the likelihood of a class being certified or the ultimate size of the class; (iv) there may be uncertainty as to the outcome of pending appeals or motions; and/or (v) there may be significant factual issues to be resolved. As a result, if such legal matters arise in the future, the Company may be unable to estimate a range of possible loss for matters that have not yet progressed sufficiently through discovery and the development of important factual information and legal issues. The Company records accruals based on an estimate of the ultimate outcome of these matters, but these estimates can be difficult to determine and involve significant judgment.

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

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
Met reportable segment results for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
	2026	2025
Coal revenues	$523,533	$529,667
Other revenues	1,454	2,290
Total revenues	$524,987	$531,957

Non-GAAP cost of coal sales	$388,303	$414,669
Freight and handling costs	76,214	83,924
Idled and closed mine costs	9,872	5,991
Cost of coal sales (exclusive of items shown separately below)	$474,389	$504,584

Depreciation, depletion and amortization	$39,926	$43,910
Accretion on asset retirement obligations	5,215	5,614
Amortization of acquired intangibles	876	1,357
Selling, general and administrative expenses	16,598	15,424
Interest expense	841	763
Interest income	(4,206)	(4,046)
Equity loss in affiliates	5,733	4,960
Other segment items (1)	1,973	4,775
Income tax benefit	(5,326)	(11,437)
Total other expenses	$61,630	$61,320

Net loss	$(11,032)	$(33,947)
(1) Other segment items include Other operating (income) loss and Miscellaneous expense, net.
Refer to the Company’s Condensed Consolidated Balance Sheets and Statements of Cash Flows for information on its consolidated assets and capital expenditures. The Company’s investment in equity method investees as of March 31, 2026 and December 31, 2025 was $61,521 and $53,850, respectively. No further segment level asset information is reviewed by the CODM.

The Company markets produced, processed and purchased coal to customers in the United States and in international markets. Revenue is tracked within the Company’s accounting records based on the product destination. The following tables present additional information on the Company’s revenues and top customers:

	Three Months Ended March 31,
	2026	2025
Total coal revenues	$523,533	$529,667
Total revenues	$524,987	$531,957
Export coal revenues	$403,421	$395,715
Export coal revenues as % of total coal revenues	77%	75%
Countries with export coal revenue exceeding 10% of total revenues	India, Turkey	India
Top customer as % of total revenues	12%	18%
Top 10 customers as % of total revenues	82%	73%
Number of customers exceeding 10% of total revenues	3	3

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	As of March 31,
	2026	2025
Number of customers exceeding 10% of total trade accounts receivable, net	3	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides a narrative of our results of operations and financial condition for the three months ended March 31, 2026 and 2025. The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and related notes and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Market Overview

Geopolitical and weather-related supply issues influenced metallurgical coal markets in the first quarter of 2026, with the war in Iran causing increased volatility in the energy sector. While not directly linked to war-related electricity generation and power concerns, metallurgical coal markets also moved during the quarter, with modest increases across the met coal quality spectrum.

In the first quarter of 2026, metallurgical coal prices experienced positive movements across the indices. Of the four indices Alpha closely monitors, the Australian Premium Low Volatile index represents the largest increase of 8.6%. The Australian Premium Low Volatile index increased from $218.00 per metric ton on January 2, 2026, to $236.80 per metric ton on March 31, 2026. The U.S. East Coast Low Volatile index rose from $185.00 per metric ton in early January to $195.00 per metric ton by the end of March. The U.S. East Coast High Volatile A index increased from $150.50 per metric ton at the beginning of the quarter to $159.50 per metric ton at the quarter's close, and the U.S. East Coast High Volatile B index increased from $144.20 per metric ton to $149.50 per metric ton at the end of the quarter. Since then, the Australian Premium Low Volatile decreased from its quarter-close level to $231.30 per metric ton as of April 22, 2026. The U.S. East Coast Low Volatile, High Volatile A, and High Volatile B indices measured $192.00, $159.00, and $149.00 per ton, respectively, as of the same date.

The world manufacturing Purchasing Managers’ Index (“PMI”) posted a March PMI of 51.3, representing a decline from February’s 44-month high of 51.8. China’s PMI fell from 52.1 in February to 50.8 in March. India, an important market for Alpha, recorded a PMI of 53.9 in March, down from 56.9 in February. The United States’ March PMI rose to 52.3 from its February PMI of 51.6. Europe’s PMI increased from 50.8 in February to a 45-month high of 51.6 in March. Brazil’s March PMI was 49.0, rising from 47.3 in February.

As compiled by the World Steel Association ("WSA"), the March 2026 global crude steel production reached 159.9 million metric tons from 69 countries, representing a decrease of 4.2% compared to March 2025. China, the world's largest steel-producing country, produced 87.0 million metric tons in March, a decrease of 6.3% from the same period in 2025. Of the top 10 steel-producing countries, India experienced the largest year-over-year percentage increase of 9.4%, with 15.3 million metric tons of steel produced in March 2026. The United States produced 7.2 million metric tons of crude steel in March, up 5.2% year-over-year. Japan’s 6.9 million metric tons of steel produced in March 2026 was down 4.1% from March 2025. Russia recorded the largest percentage drop of the top ten steel-producing countries, as its 5.4 million metric tons of March 2025 production represented 11.4% less than the country produced a year ago. Regionally, the Asia and Oceania region, which contains both India and China, produced 119.3 million metric tons of crude steel in March 2026, a 3.9% decrease from March 2025. The European Union produced 11.4 million metric tons in March, representing a 4.6% decrease compared to the same period last year. North America's March 2026 crude steel production was 9.5 million metric tons, up 3.5% year-over-year.

The American Iron and Steel Institute’s capacity utilization rate for U.S. steel mills was 80.0% for the week ending April 18, 2026. This is up from the year-ago period when the capacity utilization rate was 75.0%.

In the seaborne thermal market, the API2 index was $95.05 per metric ton on January 2, 2026, and increased to $125.75 per metric ton on March 31, 2026.

Business Overview

We are a Tennessee-based mining company with operations in Virginia and West Virginia. With customers across the globe, high-quality reserves and significant port capacity, we are a leading supplier of metallurgical coal products to the steel industry. We operate high-quality, cost-competitive met coal mines across the CAPP coal basin. As of March 31, 2026, our operations consisted of nineteen active mines and eight active coal preparation and load-out facilities, with approximately 3,950 employees. We produce, process, and sell met coal and thermal coal as a byproduct. We also sell coal produced by others, some of which is processed and/or blended with coal produced from our mines prior to resale, with the remainder purchased for resale. As of December 31, 2025, we had 294.5 million tons of reserves, which included 282.8 million tons of proven and probable metallurgical reserves and 11.7 million tons of proven and probable thermal reserves.

For the three months ended March 31, 2026 and 2025, sales of met coal were 3.4 million tons and 3.5 million tons, respectively, and accounted for approximately 93% and 92%, respectively, of our coal sales volume in each period. Sales of thermal coal were 0.2 million tons and 0.3 million tons, respectively, and accounted for approximately 7% and 8%, respectively, of our coal sales volume.

Purchases of our met coal were made primarily in several countries in Asia, Europe, South America, and the northeastern and midwestern regions of the United States for purposes of steel production. Purchases of our thermal coal were made primarily for purposes of power generation and industrial uses both in the United States and across the world. For the three months ended March 31, 2026 and 2025 approximately 77% and 75%, respectively, of our coal revenues were derived from coal sales made to customers outside the United States.

In addition, we generate other revenues from equipment sales, rentals, terminal and processing fees, coal and environmental analysis fees, royalties and the sale of natural gas. We also record freight and handling fulfillment revenue within coal revenues for freight and handling services provided in delivering coal to certain customers, which are a component of the contractual selling price.

As of March 31, 2026, we have one reportable segment: Met. Refer to Note 15 to the Condensed Consolidated Financial Statements for additional disclosures on reportable segments, geographic areas, and export coal revenue information.

As discussed in the “Market Overview” presented above, metallurgical coal prices continue to be negatively influenced by weak global steel demand as a result of a slowdown in manufacturing activity. Economic pressures, geopolitical unrest and uncertainty, shifting trade policies, and weather-related supply issues have contributed to metallurgical market challenges. Our results of operations for the three months ended March 31, 2026 were impacted by these factors. Our guidance range for full-year sales volumes below reflects our current expectation for 2026. However, we continually monitor steel markets and metallurgical coal demand indicators and have the ability to adjust production levels to align with market conditions.

Factors Affecting Our Results of Operations

Sales Agreements. We manage our commodity price risk for coal sales through the use of coal supply agreements. As of April 29, 2026, we had sales commitments for 2026 as follows:

	2026 Guidance
(In millions of tons)	Low	High
Metallurgical	14.4	15.4
Thermal	0.7	1.1
Met Segment - Total Shipments	15.1	16.5

Committed/Priced (1)	Committed	Volume (in millions of tons)	Average Committed Realized Price per Ton
Metallurgical - Domestic		4.1	$136.38
Metallurgical - Export		3.1	$127.02
Metallurgical Total	48%	7.2	$132.37
Thermal	100%	1.2	$74.53
Met Segment	53%	8.4	$124.37

(1)     Based on committed and priced coal shipments as of April 29, 2026. Committed percentage based on the midpoint of shipment guidance range. Actual average per-ton realizations on committed and priced tons recognized in future periods may vary based on actual freight expense in future periods relative to assumed freight expense embedded in projected average per-ton realizations. Includes estimates of future coal shipments based upon contract terms and anticipated delivery schedules. Actual coal shipments may vary from these estimates.

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

Results of Operations

Our results of operations for the three months ended March 31, 2026 and 2025 are discussed below.

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

Revenues

The following table summarizes information about our revenues during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands, except for per ton data)	2026	2025	$ or Tons	%
Coal revenues	$523,533	$529,667	$(6,134)	(1.2)%
Other revenues	1,454	2,290	(836)	(36.5)%
Total revenues	$524,987	$531,957	$(6,970)	(1.3)%

Tons sold	3,596	3,758	(162)	(4.3)%

Coal revenues. Coal revenues decreased $6.1 million, or 1.2%, for the three months ended March 31, 2026 compared to the prior year period. The decrease was attributable to a 4.3% decline in coal sales volumes partially offset by a 3.3% increase in average coal sales realization. Our actions in 2025 to reduce coal production levels at certain mining operations, combined with a lower level of purchased coal, served to reduce primarily High-Vol. B quality met and thermal quality coal sales volumes. A resulting shift in product mix toward sales of relatively higher quality coals served to increase our overall average coal sales realization. Refer to the “Non-GAAP coal revenues” section below for further detail on coal revenues for the three months ended March 31, 2026 compared to the prior year period.

Cost and Expenses

The following table summarizes information about our costs and expenses during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2026	2025	$	%
Cost of coal sales (exclusive of items shown separately below)	$474,389	$504,584	$(30,195)	(6.0)%
Depreciation, depletion and amortization	39,926	43,910	(3,984)	(9.1)%
Accretion on asset retirement obligations	5,215	5,614	(399)	(7.1)%
Amortization of acquired intangibles	876	1,357	(481)	(35.4)%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	16,598	15,424	1,174	7.6%
Other operating (income) loss	(1,585)	1,243	(2,828)	(227.5)%
Total costs and expenses	$535,419	$572,132	$(36,713)	(6.4)%

Cost of coal sales. Cost of coal sales decreased $30.2 million, or 6.0%, for the three months ended March 31, 2026 compared to the prior year period. The decrease was attributable to a 4.3% decrease in coal sales volumes and a 1.7% decline in our average cost of coal sales per ton. Our actions in 2025 to reduce coal production levels at certain higher-cost mining operations, combined with a lower level of relatively higher-cost purchased coal, served to reduce our coal sales volumes as well as our overall average cost of coal sales on a per ton basis. In addition, during the first quarter of 2026, we became eligible for the Internal Revenue Code (“IRC”) Section 45X tax credit (refer to Note 1 to the Condensed Consolidated Financial Statements) which generally provides for a refundable tax credit equal to 2.5% of production costs for metallurgical coal produced and sold during the period. For the three months ended March 31, 2026, we recorded $7.2 million related to the tax credit as a reduction in cost of coal sales.

Depreciation, depletion and amortization. Depreciation, depletion and amortization decreased $4.0 million, or 9.1%, for the three months ended March 31, 2026 compared to the prior year period. The decrease was primarily due to certain assets reaching the end of their depreciable lives and becoming fully depreciated.

Selling, general and administrative. Selling, general and administrative expenses increased $1.2 million, or 7.6%, for the three months ended March 31, 2026 compared to the prior year period. This increase was primarily due to increases of $0.5 million in incentive pay, $0.3 million in wages and benefits expenses, and $0.2 million in stock compensation.

Other operating (income) loss. Other operating income increased $2.8 million, or 227.5%, for the three months ended March 31, 2026 compared to the prior year period, primarily due to an increase in gain on sale of assets in the current period.

Total Other Expense, Net

The following table summarizes information about our total other expense, net during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2026	2025	$	%
Total other expense, net	$5,926	$5,209	$717	13.8%

Income Tax Benefit

The following table summarizes information about our income tax benefit during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2026	2025	$	%
Income tax benefit	$(5,326)	$(11,437)	$6,111	53.4%

Income tax benefit of $5.3 million was recorded for the three months ended March 31, 2026 on a loss before income taxes of $16.4 million. The effective tax rate of 32.6% differs from the federal statutory rate of 21% primarily due to the permanent impact of the IRC Section 45X tax credit (refer to Note 1 to our Condensed Consolidated Financial Statements), permanent impact of percentage depletion, and state income taxes, net of federal impact, partially offset by non-deductible compensation.

Income tax benefit of $11.4 million was recorded for the three months ended March 31, 2025 on a loss before income taxes of $45.4 million. The effective tax rate of 25.2 % differs from the federal statutory rate of 21% primarily due to the change in valuation allowance, the permanent impact of percentage depletion, and stock compensation, partially offset by the impact of capital loss carryforward expirations and non-deductible compensation. Refer to Note 11 to the Condensed Consolidated Financial Statements for additional information.

Non-GAAP Financial Measures

The discussion below contains “non-GAAP financial measures.” These are financial measures that either exclude or include amounts that are not excluded or included in the most directly comparable measures calculated and presented in accordance with generally accepted accounting principles in the United States (“U.S. GAAP” or “GAAP”). Specifically, we make use of the non-GAAP financial measures “Adjusted EBITDA,” “non-GAAP coal revenues,” “non-GAAP coal sales realization per ton,” “non-GAAP cost of coal sales,” “non-GAAP cost of coal sales per ton,” “non-GAAP coal margin,” and “non-GAAP coal margin per ton.” In addition to net income (loss), we use Adjusted EBITDA to measure the operating performance of our reportable segment. Adjusted EBITDA does not purport to be an alternative to net income (loss) as a measure of operating performance or any other measure of operating results, financial performance, or liquidity presented in accordance with GAAP. Moreover, this measure is not calculated identically by all companies and therefore may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is presented because management believes it is a useful indicator of the financial performance of our coal operations. We use non-GAAP coal revenues to present coal revenues generated, excluding freight and handling fulfillment revenues. Non-GAAP coal sales realization per ton is calculated as non-GAAP coal revenues divided by tons sold. We use non-GAAP cost of coal sales to adjust cost of coal sales to remove freight and handling costs, depreciation, depletion and amortization - production (excluding the depreciation, depletion and amortization related to selling, general and administrative functions), accretion on asset retirement obligations, amortization of acquired intangibles, and idled and closed mine costs. Non-GAAP cost of coal sales per ton is calculated as non-GAAP cost of coal sales divided by tons sold. Non-GAAP coal margin is calculated as non-GAAP coal revenues less non-GAAP cost of coal sales. Non-GAAP coal margin per ton is calculated as non-GAAP coal margin divided by tons sold. The presentation of these measures should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP.

Management uses non-GAAP financial measures to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. The definition of these non-GAAP measures may be changed periodically by management to adjust for significant items important to an understanding of operating trends and to adjust for items that may not reflect the trend of future results by excluding transactions that are not indicative of our core operating performance. Furthermore, analogous measures are used by industry analysts to evaluate our operating performance. Because not all companies use identical calculations, the presentations of these measures may not be comparable to other similarly titled measures of other companies and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate, capital investments and other factors.

Included below are reconciliations of non-GAAP financial measures to GAAP financial measures.

The following tables summarizes certain financial information relating to our coal operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands, except for per ton data)	2026	2025	$ or Tons	%
Coal revenues	$523,533	$529,667	$(6,134)	(1.2)%
Less: freight and handling fulfillment revenues	(76,214)	(83,924)	7,710	9.2%
Non-GAAP coal revenues	$447,319	$445,743	$1,576	0.4%
Non-GAAP coal sales realization per ton	$124.39	$118.61	$5.78	4.9%

Cost of coal sales (exclusive of items shown separately below)	$474,389	$504,584	$(30,195)	(6.0)%
Depreciation, depletion and amortization - production (1)	39,606	43,592	(3,986)	(9.1)%
Accretion on asset retirement obligations	5,215	5,614	(399)	(7.1)%
Amortization of acquired intangibles	876	1,357	(481)	(35.4)%
Total cost of coal sales	520,086	555,147	(35,061)	(6.3)%
Less: freight and handling costs	(76,214)	(83,924)	7,710	9.2%
Less: depreciation, depletion and amortization - production (1)	(39,606)	(43,592)	3,986	9.1%
Less: accretion on asset retirement obligations	(5,215)	(5,614)	399	7.1%
Less: amortization of acquired intangibles	(876)	(1,357)	481	35.4%
Less: idled and closed mine costs	(9,872)	(5,991)	(3,881)	(64.8)%
Non-GAAP cost of coal sales	$388,303	$414,669	$(26,366)	(6.4)%
Non-GAAP cost of coal sales per ton	$107.98	$110.34	$(2.36)	(2.1)%

GAAP coal margin	$3,447	$(25,480)	$28,927	113.5%
GAAP coal margin per ton	$0.96	$(6.78)	$7.74	114.2%

Non-GAAP coal margin	$59,016	$31,074	$27,942	89.9%
Non-GAAP coal margin per ton	$16.41	$8.27	$8.14	98.4%

Tons sold	3,596	3,758	(162)	(4.3)%
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

Non-GAAP coal revenues. Non-GAAP coal revenues remained relatively flat, increasing $1.6 million, or 0.4%, for the three months ended March 31, 2026 compared to the prior year period. The increase was attributable to a $5.78, or 4.9%, increase in our average non-GAAP coal sales realization, largely offset by a 4.3% decline in coal sales volumes. Our actions in 2025 to reduce coal production levels at certain mining operations, combined with a lower level of purchased coal, served to reduce primarily High-Vol. B quality met and thermal quality coal sales volumes. A resulting shift in product mix toward sales of relatively higher quality coals served to increase our average non-GAAP coal sales realization.

Non-GAAP cost of coal sales. Non-GAAP cost of coal sales decreased $26.4 million, or 6.4%, for the three months ended March 31, 2026 compared to the prior year period. The decrease was attributable to a 4.3% decrease in coal sales volumes and a $2.36, or 2.1%, reduction in our average non-GAAP cost of coal sales per ton. Our actions in 2025 to reduce coal production levels at certain higher-cost mining operations, combined with a lower level of relatively higher-cost purchased coal, served to reduce our coal sales volumes as well as our overall average non-GAAP cost of coal sales on a per ton basis. In addition, during the first quarter of 2026, we became eligible for the IRC Section 45X tax credit (refer to Note 1 to our Condensed Consolidated Financial Statements) which generally provides for a refundable tax credit equal to 2.5% of production costs for metallurgical coal produced and sold during the period. For the three months ended March 31, 2026, we recorded $7.2 million related to the tax credit as a reduction in non-GAAP cost of coal sales.

Adjusted EBITDA

The following table presents a reconciliation of net loss to Adjusted EBITDA for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(In thousands)	2026	2025
Net loss	$(11,032)	$(33,947)
Interest expense	841	763
Interest income	(4,206)	(4,046)
Income tax benefit	(5,326)	(11,437)
Depreciation, depletion, and amortization	39,926	43,910
Non-cash stock compensation expense	3,736	3,437
Accretion on asset retirement obligations	5,215	5,614
Amortization of acquired intangibles	876	1,357
Adjusted EBITDA	$30,030	$5,651

The following table summarizes Adjusted EBITDA:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2026	2025	$	%
Adjusted EBITDA	$30,030	$5,651	$24,379	431.4%

Adjusted EBITDA increased $24.4 million, or 431.4%, for the three months ended March 31, 2026 compared to the prior year period, primarily driven by an increased coal margin due to lower cost of coal sales in the current period.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are derived from existing unrestricted cash balances, short-term investments, proceeds from future coal sales, and amounts available under our revolving credit agreement. Our primary capital resource requirements stem from the cost of our coal production and purchases, selling and administrative expenses, taxes, capital expenditures, debt service obligations, reclamation obligations, and collateral requirements. As of March 31, 2026, we had $9.0 million of long-term indebtedness outstanding, net of current portion, and no indebtedness and $40.7 million letters of credit (“LCs”) outstanding under our ABL Facility (as defined below).
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

Liquidity

The following table summarizes our total liquidity as of March 31, 2026:

(in thousands)	March 31, 2026
Cash and cash equivalents	$317,231
Short-term investments	49,646
Credit facility availability (1)	184,290
Minimum liquidity requirement	(75,000)
Total liquidity	$476,167
(1) Comprised of our unused commitments available under our credit agreement entered into on October 27, 2023 that was amended and extended on May 6, 2025 (the “ABL Agreement”) after considering $40.7 million of outstanding LCs, subject to limitations described therein.

Cash Collateral

We are required to provide cash collateral to secure our obligations under certain workers’ compensation, black lung, reclamation-related obligations, financial payments and other performance obligations, and other operating agreements. Future regulatory changes relating to these obligations could result in increased obligations, additional costs, or additional collateral requirements which could require greater use of alternative sources of funding for this purpose, which would reduce our liquidity. Refer to the DCMWC Reauthorization Process section below for information related to the new authorization process for self-insured coal mine operators being implemented by the U.S. Department of Labor (Division of Coal Mine Workers’ Compensation). As of March 31, 2026, we had the following cash collateral on our Condensed Consolidated Balance Sheet:

(in thousands)	March 31, 2026
Long-term restricted cash	$127,217
Long-term restricted investments	34,399
Short-term and long-term deposits	4,791
Total cash collateral	$166,407

Off-Balance Sheet Arrangements

We are required to provide financial assurance in order to perform the post-mining reclamation required by our mining permits, pay workers’ compensation claims under workers’ compensation laws in various states, pay federal black lung benefits, and perform certain other obligations. In order to provide the required financial assurance, we generally use surety bonds for post-mining reclamation and workers’ compensation obligations. We also use bank LCs to collateralize certain obligations. As of March 31, 2026, we had the following outstanding surety bonds and LCs:

(in thousands)	March 31, 2026
Surety bonds	$169,078
Letters of credit (1)	$40,710
(1) The LCs outstanding are under the ABL Agreement.

Refer to Note 14, part (c) to the Condensed Consolidated Financial Statements for further disclosures on off-balance sheet arrangements.

Debt Financing

Refer to Note 8 to the Condensed Consolidated Financial Statements for disclosures on long-term debt.

Capital Requirements

Our capital expenditures for the three months ended March 31, 2026 were $40.7 million. We expect to spend between $148 million and $168 million on capital expenditures during 2026. At the midpoint of guidance, this total includes approximately

$137.0 million in sustaining maintenance capital, approximately $9.5 million in planned projects to invest in mine development, and approximately $11.5 million in carryover from 2025 due to timing and availability of supplies and contract labor.

Contractual Obligations

Our contractual obligations are discussed in the “Liquidity and Capital Resources—Contractual Obligations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our contractual obligations during the three months ended March 31, 2026.

Refer to Note 8 and Note 14 to the Condensed Consolidated Financial Statements for additional disclosures on long-term debt and other commitments, respectively.

Business Updates

We own a 65.0% interest in DTA, a coal export terminal in Newport News, Virginia. DTA provides us with the ability to fulfill a broad range of customer coal quality requirements through coal blending, while also providing storage capacity and transportation flexibility. DTA needs capital investment to maximize functionality and minimize downtime due to mechanical issues. Under the terms of our partnership related agreements with respect to our investment in DTA, we are required to fund our proportionate share of DTA’s ongoing operating and capital costs. Beyond our share of routine operating costs, we expect we will invest an average of approximately $21.0 million per year for infrastructure and equipment upgrades at DTA over the next 5 years. In addition, to mitigate the risk of shipment delays during the upgrade period, in April 2024, we entered into a 3-year agreement which would allow for the loading of 1.2 to 2.0 million tons of coal annually at a third party terminal in Newport News, VA.

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

As a regular part of our business, we review opportunities for, and engage in discussions and negotiations concerning, the acquisition or disposition of coal mining and related infrastructure assets and interests in coal mining companies, and acquisitions or dispositions of, or combinations or other strategic transactions involving, companies with coal mining or other complementary assets. When we believe that these opportunities are consistent with our strategic plans and our acquisition or disposition criteria, we may make bids or proposals and/or enter into letters of intent and other similar agreements. These bids or proposals, which may be binding or non-binding, are customarily subject to a variety of conditions and usually permit us to terminate the discussions and any related agreement if, among other things, we are not satisfied with the results of due diligence. Any acquisition opportunities we pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness, seek equity capital or both. There can be no assurance that additional financing will be available on terms acceptable to us, or at all.

Government Grants

On July 4, 2025, legislation commonly referred to as the “One Big Beautiful Bill Act” (“OBBBA”) was signed into law. As part of the OBBBA, metallurgical coal was added to the list of “applicable critical minerals” making us eligible for the IRC Section 45X tax credit (also known as the advanced manufacturing production credit). The Section 45X tax credit will generally provide us with a refundable tax credit equal to 2.5% of production costs for metallurgical coal produced and sold in tax years 2026 through 2029. As the Section 45X tax credit is refundable, we account for the tax credit as a government grant. We are currently analyzing the financial impact of the Section 45X credit and expect that it will serve as a source of additional liquidity in future years. For the three months ended March 31, 2026, we recorded $7.2 million of estimated grant income as a reduction in cost of coal sales. Based on preliminary analysis, we currently believe the annual cash benefit of the tax credit may be in the range of $30 million to $50 million, dependent upon the amount of qualifying production costs incurred in a given year.

Pension Plan

We expect to pay $23.1 million in minimum required contributions to the pension plan in 2026. Refer to Note 12 to the Condensed Consolidated Financial Statements for further disclosures related to this obligation.

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

Although we believe that the Act is very unlikely to be upheld, the outcome of this litigation cannot be predicted with certainty. If the Act, or similar acts adopted in other U.S. states, were upheld, our liquidity would be materially, adversely affected.

Respirable Crystalline Silica Final Rule

In April 2024, MSHA issued its final rule, Lowering Miners’ Exposure to Respirable Crystalline Silica and Improving Respiratory Protection, to reduce miner exposures to respirable crystalline silica and improve respiratory protection for all airborne hazards. The final rule lowers the permissible exposure limit of respirable crystalline silica at 50 micrograms per cubic meter of air (μg/m3) for a full shift exposure, calculated as an 8-hour time weighted average, for all miners. The final rule also includes other requirements to protect miner health and update existing respiratory protection requirements. For coal mine operators, the deadline for compliance with the new rule was April 14, 2025. On April 4, 2025, however, the U.S. Court of Appeals for the Eighth Circuit (“Court”) granted a temporary administrative stay of the enforcement of the final rule and is now considering whether to block enforcement permanently or allow enforcement to begin. In a filing with the Court in late 2025, MSHA indicated its intent to review and potentially modify portions of the rules at issue. Our compliance with these or any other new health and safety regulations could increase our mining costs substantially. Further, if we were ever found to be in violation of these regulations, we could face penalties or restrictions that may materially and adversely affect our operations, financial results and liquidity.

Climate Effect Disclosures

In March 2024, the Securities and Exchange Commission (“SEC”) adopted new rules requiring issuers to disclose certain climate-related information beginning in 2025. Shortly following their release, the rules were stayed by a federal court. The SEC subsequently stayed the rules pending resolution of ongoing litigation. In March 2025, the SEC voted to end its legal defense of the rules, and litigation has been suspended by the Eighth Circuit until the SEC informs the court whether it intends to reconsider the rules under administrative procedures or whether the SEC will renew its defense of the rules. We cannot be certain whether or when these rules will take effect or what form they may ultimately take. It is therefore not presently possible to estimate reliably the potential effects of the rules upon us, including the potential costs associated with compliance.

Share Repurchase Program

Refer to Note 6 to the Condensed Consolidated Financial Statements and “Unregistered Sales of Equity Securities and Use of Proceeds” for information on the share repurchase program and the shares repurchased during the current period.

Cash Flows

Cash, cash equivalents, and restricted cash decreased by $48.4 million and $32.0 million over the three months ended March 31, 2026 and 2025, respectively. The net change in cash, cash equivalents, and restricted cash was attributable to the following:

	Three Months Ended March 31,
	2026	2025
Cash flows (in thousands):
Net cash provided by operating activities	$29,046	$22,181
Net cash used in investing activities	(53,595)	(47,775)
Net cash used in financing activities	(23,888)	(6,392)
Net decrease in cash and cash equivalents and restricted cash	$(48,437)	$(31,986)

Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2026 increased compared to the prior year primarily due to an increase in non-GAAP coal margin as discussed above in “Results of Operations”, partially offset by an increase in cash used for working capital related to fluctuations in the levels of accounts receivable, accounts payable, and accrued expenses due to timing of coal shipments and vendor related payments.

Investing Activities. The increase in net cash used in investing activities for the three months ended March 31, 2026 compared to the prior year period was primarily related to the timing of required capital contributions to our equity affiliate DTA to fund its ongoing operational upgrade program. Our capital expenditure levels also continue to be elevated above normal maintenance levels due to ongoing development efforts with respect to the new Kingston Wildcat underground mine which is expected to begin production during the second quarter of 2026.

Financing Activities. The increase in net cash used in financing activities for the three months ended March 31, 2026 compared to the prior year period was driven by an increase in the level of common stock repurchased under our share repurchase program, which was suspended from March 2024 until August 2025.

Analysis of Material Debt Covenants

We were in compliance with all covenants under the ABL Agreement as of March 31, 2026, including the requirement that we maintain minimum liquidity, as defined in the ABL Agreement, of $75.0 million. A breach of the covenants in the ABL Agreement could result in a default under the terms of the agreement, and the respective lenders could then elect to declare any amounts borrowed due and payable and require outstanding LCs to be cash collateralized. In addition, a default under the terms of the agreement would inhibit our ability to make certain restricted payments, as defined in the ABL Agreement, including our ability to repurchase shares of our common stock.

Critical Accounting Estimates
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
Our critical accounting estimates are discussed in the “Critical Accounting Estimates” section contained in our Annual Report on Form 10-K for the year ended December 31, 2025. Our critical accounting estimates remain unchanged at March 31, 2026. Refer to the Recent Accounting Guidance section in Note 1 to the Condensed Consolidated Financial Statements for further information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

We manage our commodity price risk for coal sales through the use of coal supply agreements. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results of Operations” for information on our sales commitments for 2026.

We have exposure to commodity price risk for supplies that are used directly or indirectly in the normal course of production such as diesel fuel, steel and other items such as explosives. We manage our risk for these items through strategic sourcing contracts in normal quantities with our suppliers.

The market price of diesel fuel fluctuates due to changes in production, seasonality, and other market factors generally outside of our control, including the ongoing conflict between the U.S. and Iran. Increased fuel costs may have a negative impact on our results of operations and financial condition. We expect to purchase approximately 23.0 million gallons of diesel fuel in 2026 at market rates.

Interest Rate Risk

As of March 31, 2026, we maintain a senior secured asset-based revolving credit facility, under which we may borrow up to $225.0 million (less amounts outstanding for LCs). Any cash borrowings under the facility would bear a floating rate of interest. No cash borrowings were outstanding under the facility as of March 31, 2026 or December 31, 2025. Refer to Note 8 to the Condensed Consolidated Financial Statements for additional information. Also refer to the Note 13 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 for discussion on the terms of our long-term debt.

As of March 31, 2026 and December 31, 2025, we had investments in trading securities of $84.0 million and $83.9 million, respectively, primarily consisting of U.S. government securities. While the fair value of these investments is exposed to risk with respect to changes in market rates of interest, we do not believe exposure to changes in interest rates is material to our Condensed Consolidated Financial Statements. We manage risk by investing in shorter term highly rated debt obligations. As of March 31, 2026 and December 31, 2025, the remaining maturities of our acquired debt securities was less than 12 months.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of March 31, 2026. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of March 31, 2026.

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

Part II - Other Information

Item 1. Legal Proceedings

For a description of our legal proceedings, refer to Note 14, part (d), to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in the “Risk Factors” section contained in our Annual Report on Form 10-K for the year ended December 31, 2025, together with the cautionary statement under the caption “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. These described risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Common Stock

The following table reflects repurchases of common shares during the first quarter of 2026, and the remaining amount available for future repurchases, pursuant to our common share repurchase programs:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (2)(3)(4)
January 1, 2026 through January 31, 2026	45,758	$227.31	22,480	$356,292
February 1, 2026 through February 28, 2026	24,900	$200.77	24,900	$351,293
March 1, 2026 through March 31, 2026	39,861	$188.10	39,861	$343,795
	110,519		87,241
(1) 23,278 common shares were repurchased from employees to satisfy the employees’ statutory tax withholdings upon the vesting of stock grants. Shares that are repurchased to satisfy the employees’ statutory tax withholdings are recorded in treasury stock at cost.

(2) The total authorization to repurchase our stock under the existing common share repurchase program adopted by our Board of Directors on March 4, 2022 is $1.5 billion. Refer to Note 6 to the Condensed Consolidated Financial Statements for additional information.
(3) We adopted a capital return program in 2019, including a stock repurchase plan with no expiration date that permitted us to repurchase up to an aggregate amount of $100 million of our common stock, of which $67.6 million remains available. This amount is not included in the table above as we suspended this stock repurchase plan on October 1, 2019 and do not currently intend to make further repurchases under it.
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

Item 5. Other Information

(a) None.

(b) None.

(c) Trading Plans

During the quarter ended March 31, 2026, no director or officer adopted or terminated:

(i)    Any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c); or

(ii)    Any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of Item 408(a) of Regulation S-K.

Item 6. Exhibits

Refer to the Exhibit Index.

Exhibit Index

Exhibit No.	Description of Exhibit
3.1
Third Amended and Restated Certificate of Incorporation of Alpha Metallurgical Resources, Inc. (Incorporated by reference to Exhibit 3.1 on Form 8-K of Alpha Metallurgical Resources, Inc. filed on May 23, 2024)

3.2	Fourth Amended and Restated Bylaws of Alpha Metallurgical Resources, Inc. (Incorporated by reference to Exhibit 3.1 on Form 8-K of Alpha Metallurgical Resources, Inc. filed on December 2, 2022)
10.1*	Alpha Metallurgical Resources, Inc. Non-Employee Director Compensation Policy as amended and restated on November 11, 2025
10.2*	Form of Non-Employee Director Stock Option Award Agreement
31*	Certifications Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32**	Certifications Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002
95*	Mine Safety Disclosure Exhibit
101*
The following financial information from Alpha Metallurgical Resources, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the duly authorized undersigned.

ALPHA METALLURGICAL RESOURCES, INC.
Date: May 8, 2026	By:	/s/ J. Todd Munsey
	Name:	J. Todd Munsey
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)