Form 10-Q
period 2026-06-30
Alpha Metallurgical Resources, Inc.
filed 2026-08-07
CIK 1704715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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

Number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of July 31, 2026: 12,679,045

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

Part I - Financial Information

Item 1. Financial Statements

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Coal revenues	$491,505	$548,675	$1,015,038	$1,078,342
Other revenues	1,351	1,599	2,805	3,889
Total revenues	492,856	550,274	1,017,843	1,082,231
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	443,663	479,953	918,052	984,537
Depreciation, depletion and amortization	36,044	44,822	75,970	88,732
Accretion on asset retirement obligations	5,214	5,508	10,429	11,122
Amortization of acquired intangibles	876	1,357	1,752	2,714
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	17,257	15,216	33,855	30,640
Other operating loss (income)	302	763	(1,283)	2,006
Total costs and expenses	503,356	547,619	1,038,775	1,119,751
(Loss) income from operations	(10,500)	2,655	(20,932)	(37,520)
Other (expense) income:
Interest expense	(962)	(761)	(1,803)	(1,524)
Interest income	2,919	4,199	7,125	8,245
Equity loss in affiliates	(6,717)	(8,736)	(12,450)	(13,696)
Miscellaneous expense, net	(3,587)	(3,559)	(7,145)	(7,091)
Total other expense, net	(8,347)	(8,857)	(14,273)	(14,066)
Loss before income taxes	(18,847)	(6,202)	(35,205)	(51,586)
Income tax benefit	6,595	1,248	11,921	12,685
Net loss	$(12,252)	$(4,954)	$(23,284)	$(38,901)

Basic loss per common share	$(0.96)	$(0.38)	$(1.83)	$(2.98)
Diluted loss per common share	$(0.96)	$(0.38)	$(1.83)	$(2.98)

Weighted average shares – basic	12,713,728	13,057,749	12,756,644	13,052,706
Weighted average shares – diluted	12,713,728	13,057,749	12,756,644	13,052,706

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(12,252)	$(4,954)	$(23,284)	$(38,901)
Other comprehensive loss, net of tax:
Employee benefit plans:
Amortization of and adjustments to employee benefit costs	4,489	(246)	6,708	1,144
Income tax (expense) benefit	(978)	54	(1,462)	(249)
Total other comprehensive income (loss), net of tax	3,511	(192)	5,246	895
Total comprehensive loss	$(8,741)	$(5,146)	$(18,038)	$(38,006)
Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$307,595	$365,974
Short-term investments	30,887	49,582
Trade accounts receivable, net of allowance for credit losses of $2,714 and $2,519 as of June 30, 2026 and December 31, 2025, respectively	230,565	278,620
Inventories, net	262,435	193,000
Prepaid expenses and other current assets	30,981	31,132
Total current assets	862,463	918,308
Property, plant, and equipment, net of accumulated depreciation and amortization of $837,738 and $774,101 as of June 30, 2026 and December 31, 2025, respectively	637,737	621,866
Owned and leased mineral rights, net of accumulated depletion and amortization of $162,223 and $150,616 as of June 30, 2026 and December 31, 2025, respectively	408,456	416,944
Other acquired intangibles, net of accumulated amortization of $44,825 and $43,072 as of June 30, 2026 and December 31, 2025, respectively	32,700	34,452
Long-term restricted cash	128,219	126,911
Long-term restricted investments	34,453	34,356
Deferred income taxes	8,361	8,087
Other non-current assets	143,358	119,702
Total assets	$2,255,747	$2,280,626
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,199	$3,575
Trade accounts payable	86,714	66,169
Accrued expenses and other current liabilities	163,346	135,778
Total current liabilities	253,259	205,522
Long-term debt	8,202	9,841
Workers’ compensation and black lung obligations	188,596	190,965
Pension obligations	76,077	87,317
Asset retirement obligations	204,242	204,745
Deferred income taxes	5,237	15,433
Other non-current liabilities	21,315	21,308
Total liabilities	756,928	735,131
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Preferred stock - par value $0.01, 5,000,000 shares authorized, none issued	—	—
Common stock - par value $0.01, 50,000,000 shares authorized, 22,496,891 issued and 12,685,495 outstanding at June 30, 2026 and 22,437,379 issued and 12,805,909 outstanding at December 31, 2025	225	224
Additional paid-in capital	860,001	852,030
Accumulated other comprehensive loss	(55,187)	(60,433)
Treasury stock, at cost: 9,811,396 shares at June 30, 2026 and 9,631,470 shares at December 31, 2025	(1,377,653)	(1,341,027)
Retained earnings	2,071,433	2,094,701
Total stockholders’ equity	1,498,819	1,545,495
Total liabilities and stockholders’ equity	$2,255,747	$2,280,626
Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net loss	$(23,284)	$(38,901)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	75,970	88,732
Amortization of acquired intangibles	1,752	2,714
(Gain) loss on disposal of assets, net	(2,071)	138
Accretion on asset retirement obligations	10,429	11,122
Employee benefit plans, net	14,646	11,628
Deferred tax benefit	(11,932)	(12,663)
Stock-based compensation	7,972	7,455
Equity loss in affiliates	12,450	13,696
Other, net	2,250	365
Changes in operating assets and liabilities	(19,272)	(8,874)
Net cash provided by operating activities	68,910	75,412
Investing activities:
Capital expenditures	(85,816)	(73,092)
Capital contributions to equity affiliates	(23,325)	(23,509)
Purchases of investment securities	(48,886)	(29,303)
Sales and maturities of investment securities	68,327	30,630
Other, net	2,139	107
Net cash used in investing activities	(87,561)	(95,167)
Financing activities:
Principal repayments of long-term debt	(1,620)	(1,561)
Common stock repurchases and related expenses	(36,728)	(5,155)
Other, net	(72)	(2,557)
Net cash used in financing activities	(38,420)	(9,273)
Net decrease in cash and cash equivalents and restricted cash	(57,071)	(29,028)
Cash and cash equivalents and restricted cash at beginning of period	492,885	604,161
Cash and cash equivalents and restricted cash at end of period	$435,814	$575,133

Supplemental disclosure of noncash investing and financing activities:
Accrued capital expenditures	$10,967	$7,831

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	As of June 30,
	2026	2025
Cash and cash equivalents	$307,595	$449,027
Long-term restricted cash	128,219	126,106
Total cash and cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$435,814	$575,133

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Treasury Stock at Cost	Retained Earnings	Total Stockholders’ Equity
Balances, December 31, 2024	$224	$839,804	$(50,082)	$(1,296,916)	$2,156,467	$1,649,497
Net loss	—	—	—	—	(33,947)	(33,947)
Other comprehensive income, net	—	—	1,087	—	—	1,087
Stock-based compensation, issuance of common stock for share vesting, and common stock reissuances	—	2,066	—	1,371	—	3,437
Common stock repurchases and related expenses	—	—	—	(5,155)	—	(5,155)
Dividend equivalents	—	—	—	—	(81)	(81)
Balances, March 31, 2025	224	841,870	(48,995)	(1,300,700)	2,122,439	1,614,838
Net loss	—	—	—	—	(4,954)	(4,954)
Other comprehensive loss, net	—	—	(192)	—	—	(192)
Stock-based compensation and issuance of common stock for share vesting	—	4,018	—	—	—	4,018
Balances, June 30, 2025	$224	$845,888	$(49,187)	$(1,300,700)	$2,117,485	$1,613,710

Balances, December 31, 2025	$224	$852,030	$(60,433)	$(1,341,027)	$2,094,701	$1,545,495
Net loss	—	—	—	—	(11,032)	(11,032)
Other comprehensive income, net	—	—	1,735	—	—	1,735
Stock-based compensation and issuance of common stock for share vesting	1	3,735	—	—	—	3,736
Common stock repurchases and related expenses	—	—	—	(22,995)	—	(22,995)
Dividend equivalents	—	—	—	—	16	16
Balances, March 31, 2026	225	855,765	(58,698)	(1,364,022)	2,083,685	1,516,955
Net loss	—	—	—	—	(12,252)	(12,252)
Other comprehensive income, net	—	—	3,511	—	—	3,511
Stock-based compensation and issuance of common stock for share vesting	—	4,236	—	—	—	4,236
Common stock repurchases and related expenses	—	—	—	(13,631)	—	(13,631)
Balances, June 30, 2026	$225	$860,001	$(55,187)	$(1,377,653)	$2,071,433	$1,498,819
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

The Condensed Consolidated Financial Statements include all wholly-owned subsidiaries’ results of operations for the three and six months ended June 30, 2026 and 2025. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying interim Condensed Consolidated Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP as long as the financial statements are not misleading. In the opinion of management, these interim Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or any other period. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

On July 4, 2025, legislation commonly referred to as the “One Big Beautiful Bill Act” (“OBBBA”) was signed into law. As part of the OBBBA, metallurgical coal was added to the list of “applicable critical minerals” making the Company eligible for the Internal Revenue Code (“IRC”) Section 45X tax credit (also known as the advanced manufacturing production credit). The IRC Section 45X tax credit will generally provide the Company with a refundable tax credit equal to 2.5% of production costs for metallurgical coal produced and sold in tax years 2026 through 2029. As the IRC Section 45X tax credit is refundable, the

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
Company accounts for the tax credit as a government grant. For the three and six months ended June 30, 2026, the Company recorded $7,060 and $14,252, respectively, of estimated grant income as a reduction in cost of coal sales.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Export met coal revenues	$325,304	$378,021	$717,715	$754,761
Export thermal coal revenues	28,379	16,958	39,389	35,933
Total export coal revenues	$353,683	$394,979	$757,104	$790,694

Domestic met coal revenues	$128,215	$147,377	$241,986	$276,039
Domestic thermal coal revenues	9,607	6,319	15,948	11,609
Total domestic coal revenues	$137,822	$153,696	$257,934	$287,648

Total met coal revenues	$453,519	$525,398	$959,701	$1,030,800
Total thermal coal revenues	37,986	23,277	55,337	47,542
Total coal revenues	$491,505	$548,675	$1,015,038	$1,078,342

Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied as of June 30, 2026:

	Remainder of 2026	2027	2028	2029	2030	Total
Estimated coal revenues (1)	$53,203	$54,370	$16,800	$—	$—	$124,373
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

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
(3) Accumulated Other Comprehensive Loss
The following tables summarize the changes to accumulated other comprehensive loss during the six months ended June 30, 2026 and 2025:

	Balance January 1, 2026	Other comprehensive income before reclassifications	Amounts reclassified from accumulated other comprehensive loss	Balance June 30, 2026
Employee benefit costs	$(60,433)	$1,819	$3,427	$(55,187)

	Balance January 1, 2025	Other comprehensive loss before reclassifications	Amounts reclassified from accumulated other comprehensive loss	Balance June 30, 2025
Employee benefit costs	$(50,082)	$(1,312)	$2,207	$(49,187)

The following table summarizes the amounts reclassified from accumulated other comprehensive loss and the Condensed Consolidated Statements of Operations line items affected by reclassification during the three and six months ended June 30, 2026 and 2025:

Details about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss				Affected line item in the Condensed Consolidated Statements of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Employee benefit costs:
Amortization of net actuarial loss (1)	$2,163	$1,432	$4,382	$2,822	Miscellaneous expense, net
Income tax expense	(471)	(312)	(955)	(615)	Income tax benefit
Total, net of income tax	$1,692	$1,120	$3,427	$2,207
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

When applying the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share of common stock are higher than the Company’s average price per share of common stock during an applicable period. For the three and six months ended June 30, 2026, 35,515 and 11,268 common shares underlying potentially dilutive securities, respectively, were excluded from the computation of dilutive net loss per common share because they would have been anti-dilutive. For the three and six months ended June 30, 2025, 74,473 and 26,458 common shares underlying potentially dilutive securities, respectively, were excluded from the computation of dilutive net loss per common share because they would have been anti-dilutive.

Anti-dilution also occurs in periods of a net loss, and the dilutive impact of all share-based compensation awards are excluded. For the three and six months ended June 30, 2026, the weighted average share impact of securities excluded from the shares due to the Company incurring a net loss for the period was 21,149 and 33,977, respectively. For the three and six months ended June 30, 2025, the weighted average share impact of securities excluded from the shares due to the Company incurring a net loss for the period was 15,163 and 29,925, respectively.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
(5) Inventories, net
Inventories, net consisted of the following:

	June 30, 2026	December 31, 2025
Raw coal	$51,456	$41,665
Saleable coal	136,335	81,919
Materials, supplies and other, net	74,644	69,416
Total inventories, net	$262,435	$193,000

(6) Capital Stock
Share Repurchase Program
The total authorization to repurchase the Company’s stock under the existing common share repurchase program adopted by the Company’s Board of Directors on March 4, 2022 is $1,500,000. As of June 30, 2026, the Company had repurchased an aggregate of 7,035,097 shares under the plan for an aggregate purchase price of approximately $1,169,915 (comprised of $1,169,704 of share repurchases and $211 of related fees).

(7) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Wages and benefits	$57,625	$46,687
Workers’ compensation	8,880	8,880
Black lung	12,329	12,329
Taxes other than income taxes	23,984	26,315
Asset retirement obligations	28,874	22,632
Freight accrual	11,054	12,018
Other	20,600	6,917
Total accrued expenses and other current liabilities	$163,346	$135,778

(8) Long-Term Debt
Long-term debt consisted of the following:

	June 30, 2026	December 31, 2025
Notes payable and other	$3,030	$3,856
Financing leases	8,371	9,560
Total long-term debt	11,401	13,416
Less current portion	(3,199)	(3,575)
Long-term debt, net of current portion	$8,202	$9,841

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
ABL Agreement

On October 27, 2023, the Company, along with certain of its directly and indirectly owned subsidiaries (the “Borrowers”), entered into a credit agreement (the “ABL Agreement”) with Regions Bank, as lender, swingline lender, letter of credit (“LC”) issuer, administrative agent, collateral agent, and lead arranger, along with ServisFirst Bank and Texas Capital Bank, as joint lead arrangers and the other lenders party thereto. On May 6, 2025, the Company amended and extended the ABL Agreement. The ABL Agreement includes an asset-based revolving credit facility (the “ABL Facility”) which allows the Company to borrow cash or obtain LCs, on a revolving basis, in an aggregate amount of up to $225,000. Availability under the ABL Facility is calculated monthly and fluctuates based on qualifying amounts of coal inventory, trade accounts receivable, and in certain circumstances specified amounts of cash. The ABL Facility matures on May 4, 2029. The ABL Facility is guaranteed by substantially all of Alpha’s directly and indirectly owned subsidiaries that are not Borrowers (the “Guarantors”) and is secured by all or substantially all assets of the Borrowers and Guarantors. As of June 30, 2026 and December 31, 2025, the Company had no amounts borrowed and $40,710 and $41,254 LCs outstanding under the ABL Facility, respectively.

The ABL agreement limits the Company’s ability to make certain restricted payments, including the payment of cash dividends and the repurchase of equity shares under its share repurchase program, if the level of cash it maintains at Regions Bank falls below $100,000. The ABL Agreement also contains negative and affirmative covenants and requires the Company to maintain minimum Liquidity, as defined in the ABL Agreement, of $75,000. As of June 30, 2026, the Company’s cash balance at Regions Bank exceeded the $100,000 threshold and the Company is in compliance with all covenants under the ABL Agreement.

(9) Asset Retirement Obligations

The following table summarizes the changes in asset retirement obligations for the six months ended June 30, 2026:

Total asset retirement obligations at December 31, 2025	$227,377
Accretion for the period	10,429
Sites added during the period	3,120
Revisions in estimated cash flows (1)	(1,145)
Expenditures for the period	(6,665)
Total asset retirement obligations at June 30, 2026	233,116
Less current portion (2)	(28,874)
Long-term portion	$204,242
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
The carrying amounts for cash and cash equivalents, trade accounts receivable, net, prepaid expenses and other current assets, restricted cash, deposits, trade accounts payable, notes payable and other, financing leases, and accrued expenses and other current liabilities approximate fair value as of June 30, 2026 and December 31, 2025 due to the short maturity of these instruments.
The following tables set forth by level, within the fair value hierarchy, the Company’s financial and non-financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2026 and December 31, 2025. Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of fair value for assets and liabilities and their placement within the fair value hierarchy levels.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	June 30, 2026
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities (1)	$65,340	$—	$65,340	$—
(1) Includes $30,887 classified as Short-term investments and $34,453 classified as Long-term restricted investments on the Company’s Condensed Consolidated Balance Sheets.

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

(11) Income Taxes

For the six months ended June 30, 2026, the Company recorded income tax benefit of $11,921 on loss before income taxes of $35,205. The income tax benefit differs from the expected statutory amount primarily due to the permanent impact of percentage depletion, permanent impact of the IRC Section 45X tax credit, and state income taxes, net of federal impact, partially offset by non-deductible compensation. For the six months ended June 30, 2025, the Company recorded income tax benefit of $12,685 on loss before income taxes of $51,586. The income tax benefit differs from the expected statutory amount primarily due to the change in valuation allowance, the permanent impact of percentage depletion, and stock compensation, partially offset by the impact of capital loss carryforward expirations and non-deductible compensation.

(12) Employee Benefit Plans
The components of net periodic benefit cost other than the service cost component for black lung are included in the line item Miscellaneous expense, net in the Condensed Consolidated Statements of Operations.
Pension

The following table details the components of the net periodic benefit cost for pension obligations:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest cost	$5,331	$5,821	$10,621	$11,626
Expected return on plan assets	(5,246)	(4,916)	(10,445)	(9,836)
Amortization of net actuarial loss	316	421	688	799
Net periodic benefit cost	$401	$1,326	$864	$2,589
During the three months ended June 30, 2026, an annual census data actuarial revaluation of pension obligations was performed, which resulted in a decrease in the liability for pension obligations of approximately $2,326 with the offset to accumulated other comprehensive loss and a slight decrease in net periodic benefit cost to be recognized subsequent to the revaluation date. An annual census data actuarial revaluation of pension obligations was also performed during the three months ended June 30, 2025, which resulted in an increase in the liability for pension obligations of approximately $1,679 with the offset to accumulated other comprehensive loss and a slight increase in net periodic benefit cost to be recognized subsequent to the revaluation date.

The Company expects to pay $23,108 in minimum required contributions to the pension plan in 2026.

Black Lung

The following table details the components of the net periodic benefit cost for black lung obligations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Service cost	$625	$536	$1,249	$1,071
Interest cost	1,512	1,463	3,025	2,926
Expected return on plan assets	(14)	(14)	(28)	(27)
Amortization of net actuarial loss	1,911	1,076	3,822	2,152
Net periodic benefit cost	$4,034	$3,061	$8,068	$6,122

Defined Contribution and Profit Sharing Plans

During the first quarter of 2026, the Company’s matching contributions under the Alpha Metallurgical Resources 401(k) Retirement Savings Plan were reinstated after being suspended due to weak market conditions during the second quarter of 2024.

The Company’s total contributions to its defined contribution plans for the three months ended June 30, 2026 and 2025 were $4,091 and $116, respectively. The Company’s total contributions to its defined contribution plans for the six months ended June 30, 2026 and 2025 were $7,600 and $249, respectively.

(13) Related Party Transactions
As described in Note 10 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K, the Company routinely provides capital contributions to Dominion Terminal Associates (“DTA”), its equity method investee. Refer to Notes 14 and 15 for further information.

There were no other material related party transactions for the six months ended June 30, 2026 or 2025.

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

Coal royalty expense was $26,611 and $26,402 for the three months ended June 30, 2026 and 2025, respectively, and $53,850 and $50,487 for the six months ended June 30, 2026 and 2025, respectively.

Other Commitments

Under the terms of its partnership-related agreements with respect to its investment in DTA, the Company is required to fund its proportionate share of DTA’s ongoing operating and capital costs. In November 2023, the Company, together with DTA management, announced a multi-year capital investment plan to refurbish DTA’s infrastructure. Beyond the Company’s share of routine operating costs, as of June 30, 2026, it expects to have significant additional investment per year over the next 5 years related to the existing infrastructure and equipment upgrade program at DTA. Additionally, in June 2026, the Company announced a key piece of equipment, a stacker reclaimer machine, at DTA sustained significant damage due to high winds from a storm. DTA leadership, as part of DTA’s insurance claims process, is in contact with its insurance providers to evaluate its options and work on developing an action plan. The terminal remains operational, but the damage to the stacker reclaimer will likely result in a slowdown in handling coal from certain areas of the stockpile yard until equipment replacement or repairs and/or other workarounds can be put in place. The equipment damage’s impact on the timing and cost of DTA’s upgrade program is currently unknown and will depend on factors such as the result of the insurance claim process as well as equipment and contractor availability.

In April 2026, the Company committed to invest up to $9,408 for a 49% partnership interest in Centauri Ground Support LLC. The newly formed entity plans to develop a manufacturing facility in Putnam County, West Virginia, to produce ground support products primarily to be sold to the Company for use in its mining operations.

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

As of June 30, 2026, the Company had $40,710 LCs outstanding under the ABL Facility.

As of June 30, 2026, the Company had outstanding surety bonds with a total face amount of $171,479 to secure various obligations and commitments. To secure the Company’s reclamation-related obligations, the Company has $28,562 of collateral in the form of restricted cash and restricted investments supporting these obligations as of June 30, 2026.

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

Amounts included in restricted cash provide collateral to secure the following obligations:

	June 30, 2026	December 31, 2025
Workers’ compensation and black lung obligations	$118,045	$117,150
Reclamation-related obligations	1,294	959
Financial payments and other performance obligations	8,880	8,802
Total long-term restricted cash	$128,219	$126,911

Amounts included in restricted investments provide collateral to secure the following obligations:

	June 30, 2026	December 31, 2025
Workers’ compensation obligations	$3,168	$3,172
Reclamation-related obligations	27,268	27,238
Financial payments and other performance obligations	4,017	3,946
Total long-term restricted investments (1)	$34,453	$34,356
(1) Classified as long-term trading securities as of June 30, 2026 and December 31, 2025.

Amounts included in deposits provide collateral to secure the following obligations:

	June 30, 2026	December 31, 2025
Workers’ compensation obligations	$4,108	$4,108
Other operating agreements	683	684
Total deposits	4,791	4,792
Less current portion	(29)	—
Total deposits, net of current portion (1)	$4,762	$4,792
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

On July 30, 2026, the DOL published a proposed rule that would revise the 2025 Final Rule by replacing the current 100% collateral requirement with a risk-based approach, providing additional flexibility regarding acceptable forms of collateral, and extending the timeframe for satisfying collateral requirements. The proposed rule is subject to a public comment period through September 28, 2026. The Company is evaluating the proposal and its potential impact on future collateral requirements.

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

Met reportable segment results for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Coal revenues	$491,505	$548,675	$1,015,038	$1,078,342
Other revenues	1,351	1,599	2,805	3,889
Total revenues	$492,856	$550,274	$1,017,843	$1,082,231

Non-GAAP cost of coal sales	$365,789	$388,844	$754,092	$803,513
Freight and handling costs	70,220	84,589	146,434	168,513
Idled and closed mine costs	7,654	6,520	17,526	12,511
Cost of coal sales (exclusive of items shown separately below)	$443,663	$479,953	$918,052	$984,537

Depreciation, depletion and amortization	$36,044	$44,822	$75,970	$88,732
Accretion on asset retirement obligations	5,214	5,508	10,429	11,122
Amortization of acquired intangibles	876	1,357	1,752	2,714
Selling, general and administrative expenses	17,257	15,216	33,855	30,640
Interest expense	962	761	1,803	1,524
Interest income	(2,919)	(4,199)	(7,125)	(8,245)
Equity loss in affiliates	6,717	8,736	12,450	13,696
Other segment items (1)	3,889	4,322	5,862	9,097
Income tax benefit	(6,595)	(1,248)	(11,921)	(12,685)
Total other expenses	$61,445	$75,275	$123,075	$136,595

Net loss	$(12,252)	$(4,954)	$(23,284)	$(38,901)
(1) Other segment items include Other operating loss (income) and Miscellaneous expense, net.
Refer to the Company’s Condensed Consolidated Balance Sheets and Statements of Cash Flows for information on its consolidated assets and capital expenditures. The Company’s investment in equity method investees as of June 30, 2026 and December 31, 2025 was $64,725 and $53,850, respectively. No further segment level asset information is reviewed by the CODM.

The Company markets produced, processed and purchased coal to customers in the United States and in international markets. Revenue is tracked within the Company’s accounting records based on the product destination. The following tables present additional information on the Company’s revenues and top customers:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total coal revenues	$491,505	$548,675	$1,015,038	$1,078,342
Total revenues	$492,856	$550,274	$1,017,843	$1,082,231
Export coal revenues	$353,683	$394,979	$757,104	$790,694
Export coal revenues as % of total coal revenues	72%	72%	75%	73%
Countries with export coal revenue exceeding 10% of total revenues	India, Turkey, Brazil	India, Brazil	India, Turkey	India
Top customer as % of total revenues	15%	16%	13%	14%
Top 10 customers as % of total revenues	73%	80%	76%	80%
Number of customers exceeding 10% of total revenues	2	3	3	4

	As of June 30,
	2026	2025
Number of customers exceeding 10% of total trade accounts receivable, net	3	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides a narrative of our results of operations and financial condition for the three and six months ended June 30, 2026 and 2025. The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and related notes and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Market Overview

Over the course of the second quarter, metallurgical coal markets were subdued. Continued uncertainty and volatility resulting from the war in Iran and broader global economic conditions influenced markets. The historically wider-than-normal spreads between Australian-linked low vol and U.S. East Coast low vol persisted. A further significant pricing gap between low vol and high vol coals also remains.

In the second quarter of 2026, metallurgical coal prices experienced limited movements across the indices. Of the four indices Alpha closely monitors, the Australian Premium Low Volatile index represents the largest percentage move, with a 2.8% increase over the quarter. The Australian Premium Low Volatile index increased from $236.80 per metric ton on April 1, 2026, to $243.50 per metric ton on June 30, 2026. The U.S. East Coast Low Volatile index fell from $195.00 per metric ton at the beginning of the quarter to $190.00 per metric ton at the quarter’s close. The U.S. East Coast High Volatile A index decreased from $159.50 per metric ton in early April to $157.00 per metric ton by the end of June, and the U.S. East Coast High Volatile B index decreased from $149.50 per metric ton to $147.00 per metric ton at the end of the quarter. Since the quarter close, the Australian Premium Low Volatile has decreased to $222.00 per metric ton as of July 22, 2026. The U.S. East Coast Low Volatile, High Volatile A, and High Volatile B indices measured $189.50, $157.00, and $147.00 per ton, respectively, as of the same date.

The world manufacturing Purchasing Managers’ Index (“PMI”) registered a June PMI of 52.2, a decrease from May’s 50-month high of 52.7. China’s June PMI posted a 3-month low of 51.7, down slightly from 51.8 in May. India, a key market for Alpha, recorded a PMI of 54.2 in June, a decline from May’s 55.0. The United States’ June PMI fell to 53.9 from its May PMI of 55.1. Europe’s PMI measured a 4-month low of 51.4 in June, down from 51.6 in May. Brazil’s PMI increased above the 50.0 neutral mark in June at 50.8, up from May’s PMI of 49.1.

The June 2026 global crude steel production of 155.7 million metric tons from 70 countries, as reported by the World Steel Association (“WSA”), represents an increase of 1.7% from June 2025. China, the world’s largest steel-producing country, produced 83.7 million metric tons in June, an increase of 0.4% compared to the same period in 2025. India experienced an increase of 4.5% year-over-year, with 14.1 million metric tons of steel produced in June 2026. The United States produced 7.2 million metric tons of crude steel in June, up 3.5% from June 2025. Japan’s 6.8 million metric tons of steel produced in June 2026 represents a 1.3% increase from June 2025. Of the top 10 steel-producing countries, Vietnam experienced the largest year-over-year percentage increase of 27.5%, with 2.6 million metric tons of steel produced in June 2026. Russia recorded the largest percentage drop among the top ten steel-producing countries, as its 5.6 million metric tons of steel produced in June 2026 represents 3.4% less than it produced a year ago. Regionally, the Asia and Oceania region, which contains both India and China, produced 115.2 million metric tons of crude steel in June 2026, a 1.5% increase from June 2025. The European Union produced 10.8 million metric tons of steel in June, representing a 4.6% increase year-over-year. North America’s June 2026 crude steel production was 9.5 million metric tons, up 5.0% compared to the same period last year.

The American Iron and Steel Institute’s capacity utilization rate for U.S. steel mills was 79.3% for the week ending July 18, 2026. This is up in comparison to the year-ago period when the capacity utilization rate was 78.2%.

In the seaborne thermal market, the API2 index was $117.80 per metric ton on April 1, 2026, and decreased to $115.65 per metric ton on June 30, 2026.

Business Overview

We are a Tennessee-based mining company with operations in Virginia and West Virginia. With customers across the globe, high-quality reserves and significant port capacity, we are a leading supplier of metallurgical coal products to the steel industry. We operate high-quality, cost-competitive met coal mines across the CAPP coal basin. As of June 30, 2026, our operations consisted of twenty-one active mines and eight active coal preparation and load-out facilities, with approximately 3,950 employees. We produce, process, and sell met coal and thermal coal as a byproduct. We also sell coal produced by others, some of which is processed and/or blended with coal produced from our mines prior to resale, with the remainder purchased for resale. As of December 31, 2025, we had 294.5 million tons of reserves, which included 282.8 million tons of proven and probable metallurgical reserves and 11.7 million tons of proven and probable thermal reserves.

Purchases of our met coal were made primarily in several countries in Asia, Europe, South America, and the northeastern and midwestern regions of the United States for purposes of steel production. Purchases of our thermal coal were made primarily for purposes of power generation and industrial uses both in the United States and across the world.

The following table summarizes information about our coal sales and export revenues during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions of tons)	2026	2025	2026	2025
Sales of met coal	3.1	3.5	6.5	7.0
Sales of thermal coal	0.4	0.3	0.6	0.6
Met coal as % of coal sales volume	88%	92%	90%	92%
Thermal coal as % of coal sales volume	12%	8%	10%	8%
Export coal revenues as % of total coal revenues	72%	72%	75%	73%

In addition, we generate other revenues from equipment sales, rentals, terminal and processing fees, coal and environmental analysis fees, royalties and the sale of natural gas. We also record freight and handling fulfillment revenue within coal revenues for freight and handling services provided in delivering coal to certain customers, which are a component of the contractual selling price.

As of June 30, 2026, we have one reportable segment: Met. Refer to Note 15 to the Condensed Consolidated Financial Statements for additional disclosures on reportable segments, geographic areas, and export coal revenue information.

As discussed in the “Market Overview” presented above, global economic conditions and uncertainty driven by geopolitical unrest are influencing factors in the metallurgical coal markets. Met coal prices continue to be restrained by weak global steel demand. Our results of operations for the three and six months ended June 30, 2026 were impacted by these factors. Our guidance range for full-year sales volumes below reflects our current expectation for 2026. However, we continually monitor steel markets and metallurgical coal demand indicators and have the ability to adjust production levels to align with market conditions. Additionally, refer to “Liquidity and Capital Resources - Business Updates” for developments regarding a key piece of equipment, a stacker reclaimer machine at Dominion Terminal Associates (“DTA”), which sustained significant damage due to high winds from a storm as previously announced in June 2026.

Factors Affecting Our Results of Operations

Sales Agreements. We manage our commodity price risk for coal sales through the use of coal supply agreements. As of July 30, 2026, we had sales commitments for 2026 as follows:

	2026 Guidance
(In millions of tons)	Low	High
Metallurgical	13.2	14.0
Thermal	1.0	1.4
Met Segment - Total Shipments	14.2	15.4

Committed/Priced (1)	Committed	Volume (in millions of tons)	Average Committed Realized Price per Ton
Metallurgical - Domestic		3.8	$136.18
Metallurgical - Export		5.7	$122.77
Metallurgical Total	70%	9.5	$128.17
Thermal	100%	1.3	$75.94
Met Segment	73%	10.8	$121.94
(1)     Based on committed and priced coal shipments as of July 30, 2026. Committed percentage based on the midpoint of shipment guidance range. Actual average per-ton realizations on committed and priced tons recognized in future periods may vary based on actual freight expense in future periods relative to assumed freight expense embedded in projected average per-ton realizations. Includes estimates of future coal shipments based upon contract terms and anticipated delivery schedules. Actual coal shipments may vary from these estimates.

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

Results of Operations

Our results of operations for the three and six months ended June 30, 2026 and 2025 are discussed below.

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

Revenues

The following table summarizes information about our revenues during the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Increase (Decrease)
(In thousands, except for per ton data)	2026	2025	$ or Tons	%
Coal revenues	$491,505	$548,675	$(57,170)	(10.4)%
Other revenues	1,351	1,599	(248)	(15.5)%
Total revenues	$492,856	$550,274	$(57,418)	(10.4)%

Tons sold	3,549	3,886	(337)	(8.7)%

Coal revenues. Coal revenues decreased $57.2 million, or 10.4%, for the three months ended June 30, 2026 compared to the prior year period. The decrease was primarily attributable to a 8.7% decline in coal sales volumes driven largely by reduced levels of purchased coal as well as delays in the timing of shipments related to planned equipment outages at DTA as part of its ongoing equipment and infrastructure upgrade program and slower rail service. Our average non-GAAP coal sales realization decreased 1.9% compared to the prior year period as lower metallurgical coal sales volumes resulted in a relatively higher percentage of lower-priced thermal coal sales during the current period. Refer to the “Non-GAAP coal revenues” section below for further detail on coal revenues for the three months ended June 30, 2026 compared to the prior year period.

Cost and Expenses

The following table summarizes information about our costs and expenses during the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Increase (Decrease)
(In thousands)	2026	2025	$	%
Cost of coal sales (exclusive of items shown separately below)	$443,663	$479,953	$(36,290)	(7.6)%
Depreciation, depletion and amortization	36,044	44,822	(8,778)	(19.6)%
Accretion on asset retirement obligations	5,214	5,508	(294)	(5.3)%
Amortization of acquired intangibles	876	1,357	(481)	(35.4)%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	17,257	15,216	2,041	13.4%
Other operating loss	302	763	(461)	(60.4)%
Total costs and expenses	$503,356	$547,619	$(44,263)	(8.1)%

Cost of coal sales. Cost of coal sales decreased $36.3 million, or 7.6%, for the three months ended June 30, 2026 compared to the prior year period, primarily related to a 8.7% decrease in coal sales volumes. Compared with the prior year period, increases in labor and benefits costs as well as inflationary impacts on supply costs, including increases in certain supply costs due to the ongoing conflict between the U.S. and Iran, were largely offset by a reduced level of relatively higher-cost purchased coal and the benefit of the Internal Revenue Code (“IRC”) Section 45X tax credit. Refer to the “Non-GAAP cost of coal sales” section below for further detail on cost of coal sales for the three months ended June 30, 2026 compared to the prior year period.

Depreciation, depletion and amortization. Depreciation, depletion and amortization decreased $8.8 million, or 19.6%, for the three months ended June 30, 2026 compared to the prior year period. The decrease was primarily due to certain assets reaching the end of their depreciable lives and becoming fully depreciated.

Selling, general and administrative. Selling, general and administrative expenses increased $2.0 million, or 13.4%, for the three months ended June 30, 2026 compared to the prior year period. This increase was primarily due to increases of $1.2 million in incentive pay, $0.6 million in wages and benefits expenses, and $0.2 million in stock compensation.

Total Other Expense, Net

The following table summarizes information about our total other expense, net during the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Increase (Decrease)
(In thousands)	2026	2025	$	%
Total other expense, net	$8,347	$8,857	$(510)	(5.8)%

Income Tax Benefit

The following table summarizes information about our income tax benefit during the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Increase (Decrease)
(In thousands)	2026	2025	$	%
Income tax benefit	$(6,595)	$(1,248)	$(5,347)	(428.4)%

Income tax benefit of $6.6 million was recorded for the three months ended June 30, 2026 on a loss before income taxes of $18.8 million. The effective tax rate of 35.0% differs from the federal statutory rate of 21% primarily due to the permanent impact of percentage depletion, permanent impact of the IRC Section 45X tax credit (refer to Note 1 to our Condensed Consolidated Financial Statements), and state income taxes, net of federal impact, partially offset by non-deductible compensation.

Income tax benefit of $1.2 million was recorded for the three months ended June 30, 2025 on a loss before income taxes of $6.2 million.The effective tax rate of 20.1 % differs from the federal statutory rate of 21% primarily due to the permanent impact of percentage depletion, partially offset by the impact of non-deductible compensation. Refer to Note 11 to the Condensed Consolidated Financial Statements for additional information.

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

Included below are reconciliations of non-GAAP financial measures to GAAP financial measures.

The following tables summarizes certain financial information relating to our coal operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Increase (Decrease)
(In thousands, except for per ton data)	2026	2025	$ or Tons	%
Coal revenues	$491,505	$548,675	$(57,170)	(10.4)%
Less: freight and handling fulfillment revenues	(70,220)	(84,589)	14,369	17.0%
Non-GAAP coal revenues	$421,285	$464,086	$(42,801)	(9.2)%
Non-GAAP coal sales realization per ton	$118.71	$119.43	$(0.72)	(0.6)%

Cost of coal sales (exclusive of items shown separately below)	$443,663	$479,953	$(36,290)	(7.6)%
Depreciation, depletion and amortization - production (1)	35,750	44,504	(8,754)	(19.7)%
Accretion on asset retirement obligations	5,214	5,508	(294)	(5.3)%
Amortization of acquired intangibles	876	1,357	(481)	(35.4)%
Total cost of coal sales	485,503	531,322	(45,819)	(8.6)%
Less: freight and handling costs	(70,220)	(84,589)	14,369	17.0%
Less: depreciation, depletion and amortization - production (1)	(35,750)	(44,504)	8,754	19.7%
Less: accretion on asset retirement obligations	(5,214)	(5,508)	294	5.3%
Less: amortization of acquired intangibles	(876)	(1,357)	481	35.4%
Less: idled and closed mine costs	(7,654)	(6,520)	(1,134)	(17.4)%
Non-GAAP cost of coal sales	$365,789	$388,844	$(23,055)	(5.9)%
Non-GAAP cost of coal sales per ton	$103.07	$100.06	$3.01	3.0%

GAAP coal margin	$6,002	$17,353	$(11,351)	(65.4)%
GAAP coal margin per ton	$1.69	$4.47	$(2.78)	(62.2)%

Non-GAAP coal margin	$55,496	$75,242	$(19,746)	(26.2)%
Non-GAAP coal margin per ton	$15.64	$19.36	$(3.72)	(19.2)%

Tons sold	3,549	3,886	(337)	(8.7)%
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

Non-GAAP coal revenues. Non-GAAP coal revenues decreased $42.8 million, or 9.2%, for the three months ended June 30, 2026 compared to the prior year period. The decrease was primarily attributable to a 8.7% decline in coal sales volumes driven largely by reduced levels of purchased coal as well as delays in the timing of shipments related to planned equipment outages at DTA as part of its ongoing equipment and infrastructure upgrade program and slower rail service. Our average non-GAAP coal sales realization per ton decreased slightly by $0.72, or 0.6%, compared to the prior year period as lower metallurgical coal sales volumes resulted in a relatively higher percentage of lower-priced thermal coal sales during the current period.

Non-GAAP cost of coal sales. Non-GAAP cost of coal sales decreased $23.1 million, or 5.9%, for the three months ended June 30, 2026 compared to the prior year period, primarily related to a 8.7% decrease in coal sales volumes. Compared with the prior year period, increases in labor and benefits costs as well as the inflationary impacts on supply costs, including increases in certain supply costs due to the ongoing conflict between the U.S. and Iran, were largely offset by a reduced level of relatively higher-cost purchased coal and the benefit of the IRC Section 45X tax credit. During the first quarter of 2026, we became eligible for the IRC Section 45X tax credit (refer to Note 1 to our Condensed Consolidated Financial Statements) which generally provides for a refundable tax credit equal to 2.5% of production costs for metallurgical coal produced and sold during the period. For the three months ended June 30, 2026, we recorded $7.1 million related to the tax credit as a reduction in non-GAAP cost of coal sales.

Adjusted EBITDA

The following table presents a reconciliation of net loss to Adjusted EBITDA for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
(In thousands)	2026	2025
Net loss	$(12,252)	$(4,954)
Interest expense	962	761
Interest income	(2,919)	(4,199)
Income tax benefit	(6,595)	(1,248)
Depreciation, depletion, and amortization	36,044	44,822
Non-cash stock compensation expense	4,236	4,018
Accretion on asset retirement obligations	5,214	5,508
Amortization of acquired intangibles	876	1,357
Adjusted EBITDA	$25,566	$46,065

The following table summarizes Adjusted EBITDA:

	Three Months Ended June 30,		Increase (Decrease)
(In thousands)	2026	2025	$	%
Adjusted EBITDA	$25,566	$46,065	$(20,499)	(44.5)%

Adjusted EBITDA decreased $20.5 million, or 44.5%, for the three months ended June 30, 2026 compared to the prior year period, primarily driven by a decrease in non-GAAP coal margin, as described above.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

Revenues

The following table summarizes information about our revenues during the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,		Increase (Decrease)
(In thousands, except for per ton data)	2026	2025	$ or Tons	%
Coal revenues	$1,015,038	$1,078,342	$(63,304)	(5.9)%
Other revenues	2,805	3,889	(1,084)	(27.9)%
Total revenues	$1,017,843	$1,082,231	$(64,388)	(5.9)%

Tons sold	7,145	7,644	(499)	(6.5)%

Coal revenues. Coal revenues decreased $63.3 million, or 5.9%, for the six months ended June 30, 2026 compared to the prior year period. The decrease was attributable to a 6.5% decline in coal sales volumes largely driven by lower levels of purchased coal. Our average coal sales realization increased 0.7% as changes in product mix shifted sales toward relatively higher quality coals in the current year period. Refer to the “Non-GAAP Coal revenues” section below for further detail on coal revenues for the six months ended June 30, 2026 compared to the prior year period.

Cost and Expenses

The following table summarizes information about our costs and expenses during the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2026	2025	$	%
Cost of coal sales (exclusive of items shown separately below)	$918,052	$984,537	$(66,485)	(6.8)%
Depreciation, depletion and amortization	75,970	88,732	(12,762)	(14.4)%
Accretion on asset retirement obligations	10,429	11,122	(693)	(6.2)%
Amortization of acquired intangibles	1,752	2,714	(962)	(35.4)%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	33,855	30,640	3,215	10.5%
Other operating (income) loss	(1,283)	2,006	(3,289)	(164.0)%
Total costs and expenses	$1,038,775	$1,119,751	$(80,976)	(7.2)%

Cost of coal sales. Cost of coal sales decreased $66.5 million, or 6.8%, for the six months ended June 30, 2026 compared to the prior year period, primarily related to a 6.5% decline in coal sales volumes. Average cost of coal sales per ton remained relatively flat as increases in labor and benefits costs, as well as the inflationary impacts on supply costs, including increases in certain supply costs due to the ongoing conflict between the U.S. and Iran, were offset by a reduced level of relatively higher-cost purchased coal, the benefit of the IRC Section 45X tax credit, and a reduced level of freight and handling costs due to a relatively lower percentage of export sales in the current year period. Refer to the “Non-GAAP cost of coal sales” section below for further detail on cost of coal sales for the six months ended June 30, 2026 compared to the prior year period.
Depreciation, depletion and amortization. Depreciation, depletion and amortization decreased $12.8 million, or 14.4%, for the six months ended June 30, 2026 compared to the prior year period. The decrease was primarily due to certain assets reaching the end of their depreciable lives and becoming fully depreciated.

Selling, general and administrative. Selling, general and administrative expenses increased $3.2 million, or 10.5%, for the six months ended June 30, 2026 compared to the prior year period. This increase was primarily related to increases of $1.7 million in incentive pay, $0.9 million in wages and benefits expenses, and $0.5 million in stock compensation.

Other operating (income) loss. Other operating income increased $3.3 million, or 164.0%, for the six months ended June 30, 2026 compared to the prior year period, primarily due to an increase in gain on sale of assets in the current period.

Total Other Expense, Net

The following table summarizes information about our total other expense, net during the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2026	2025	$	%
Total other expense, net	$14,273	$14,066	$207	1.5%

Income Tax Benefit

The following table summarizes information about our income tax benefit during the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2026	2025	$	%
Income tax benefit	$(11,921)	$(12,685)	$764	6.0%

Income tax benefit of $11.9 million was recorded for the six months ended June 30, 2026 on a loss before income taxes of $35.2 million. The effective tax rate of 33.9% differs from the federal statutory rate of 21% primarily due to the permanent impact of percentage depletion, permanent impact of the IRC Section 45X tax credit (refer to Note 1 to our Condensed Consolidated Financial Statements), and state income taxes, net of federal impact, partially offset by non-deductible compensation.

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

Non-GAAP Financial Measures

Included below are reconciliations of non-GAAP financial measures to GAAP financial measures.

The following tables summarizes certain financial information relating to our coal operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,		Increase (Decrease)
(In thousands, except for per ton data)	2026	2025	$ or Tons	%
Coal revenues	$1,015,038	$1,078,342	$(63,304)	(5.9)%
Less: freight and handling fulfillment revenues	(146,434)	(168,513)	22,079	13.1%
Non-GAAP coal revenues	$868,604	$909,829	$(41,225)	(4.5)%
Non-GAAP coal sales realization per ton	$121.57	$119.03	$2.54	2.1%

Cost of coal sales (exclusive of items shown separately below)	$918,052	$984,537	$(66,485)	(6.8)%
Depreciation, depletion and amortization - production (1)	75,356	88,096	(12,740)	(14.5)%
Accretion on asset retirement obligations	10,429	11,122	(693)	(6.2)%
Amortization of acquired intangibles	1,752	2,714	(962)	(35.4)%
Total cost of coal sales	1,005,589	1,086,469	(80,880)	(7.4)%
Less: freight and handling costs	(146,434)	(168,513)	22,079	13.1%
Less: depreciation, depletion and amortization - production (1)	(75,356)	(88,096)	12,740	14.5%
Less: accretion on asset retirement obligations	(10,429)	(11,122)	693	6.2%
Less: amortization of acquired intangibles	(1,752)	(2,714)	962	35.4%
Less: idled and closed mine costs	(17,526)	(12,511)	(5,015)	(40.1)%
Non-GAAP cost of coal sales	$754,092	$803,513	$(49,421)	(6.2)%
Non-GAAP cost of coal sales per ton	$105.54	$105.12	$0.42	0.4%

GAAP coal margin	$9,449	$(8,127)	$17,576	216.3%
GAAP coal margin per ton	$1.32	$(1.06)	$2.38	224.5%

Non-GAAP coal margin	$114,512	$106,316	$8,196	7.7%
Non-GAAP coal margin per ton	$16.03	$13.91	$2.12	15.2%

Tons sold	7,145	7,644	(499)	(6.5)%
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

Non-GAAP Coal revenues. Non-GAAP coal revenues decreased $41.2 million, or 4.5%, for the six months ended June 30, 2026 compared to the prior year period, primarily due to a 6.5% decline in coal sales volumes largely driven by lower levels of purchased coal. Our non-GAAP coal sales realization increased $2.54, or 2.1%, as changes in production period over period, which include a lower level of high-vol. B quality met coal production given weakness in U.S. high-vol. markets, shifted the sales mix toward relatively higher quality coals.

Non-GAAP Cost of coal sales. Non-GAAP cost of coal sales decreased $49.4 million, or 6.2%, for the six months ended

June 30, 2026 compared to the prior year period, primarily related to a 6.5% decrease in coal sales volumes. Our average non-GAAP cost of coal sales per ton increased slightly by $0.42, or 0.4%, compared to the prior year period as increases in labor and benefits costs, as well as the inflationary impacts on supply costs, including increases in certain supply costs due to the ongoing conflict between the U.S. and Iran, were largely offset by a reduced level of relatively higher-cost purchased coal and the benefit of the IRC Section 45X tax credit. During the first quarter of 2026, we became eligible for the IRC Section 45X tax credit (refer to Note 1 to our Condensed Consolidated Financial Statements) which generally provides for a refundable tax credit equal to 2.5% of production costs for metallurgical coal produced and sold during the period. For the six months ended June 30, 2026, we recorded $14.3 million related to the tax credit as a reduction in non-GAAP cost of coal sales.

Adjusted EBITDA

The following table presents a reconciliation of net loss to Adjusted EBITDA for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
(In thousands)	2026	2025
Net loss	$(23,284)	$(38,901)
Interest expense	1,803	1,524
Interest income	(7,125)	(8,245)
Income tax benefit	(11,921)	(12,685)
Depreciation, depletion, and amortization	75,970	88,732
Non-cash stock compensation expense	7,972	7,455
Accretion on asset retirement obligations	10,429	11,122
Amortization of acquired intangibles, net	1,752	2,714
Adjusted EBITDA	$55,596	$51,716

The following table summarizes Adjusted EBITDA:

	Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2026	2025	$	%
Adjusted EBITDA	$55,596	$51,716	$3,880	7.5%

Adjusted EBITDA increased $3.9 million, or 7.5%, for the six months ended June 30, 2026 compared to the prior year period, primarily driven by an increase in non-GAAP coal margin, as described above, partially offset by an increase in idled mine costs due primarily to expenses incurred to seal older sections of certain mines to reduce ongoing operating costs.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are derived from existing unrestricted cash balances, short-term investments, proceeds from future coal sales, and amounts available under our revolving credit agreement. Our primary capital resource requirements stem from the cost of our coal production and purchases, selling and administrative expenses, taxes, capital expenditures, debt service obligations, reclamation obligations, and collateral requirements. As of June 30, 2026, we had $8.2 million of long-term indebtedness outstanding, net of current portion, and no amounts borrowed and $40.7 million letters of credit (“LCs”) outstanding under our ABL Facility (as defined below).
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

Liquidity

The following table summarizes our total liquidity as of June 30, 2026:

(in thousands)	June 30, 2026
Cash and cash equivalents	$307,595
Short-term investments	30,887
Credit facility availability (1)	184,290
Minimum liquidity requirement	(75,000)
Total liquidity	$447,772
(1) Comprised of our unused commitments available under our credit agreement entered into on October 27, 2023 that was amended and extended on May 6, 2025 (the “ABL Agreement”) after considering $40.7 million of outstanding LCs, subject to limitations described therein.

Cash Collateral

We are required to provide cash collateral to secure our obligations under certain workers’ compensation, black lung, reclamation-related obligations, financial payments and other performance obligations, and other operating agreements. Future regulatory changes relating to these obligations could result in increased obligations, additional costs, or additional collateral requirements which could require greater use of alternative sources of funding for this purpose, which would reduce our liquidity. Refer to the DCMWC Reauthorization Process section below for information related to the new authorization process for self-insured coal mine operators being implemented by the U.S. Department of Labor (Division of Coal Mine Workers’ Compensation). As of June 30, 2026, we had the following cash collateral on our Condensed Consolidated Balance Sheet:

(in thousands)	June 30, 2026
Long-term restricted cash	$128,219
Long-term restricted investments	34,453
Short-term and long-term deposits	4,791
Total cash collateral	$167,463

Off-Balance Sheet Arrangements

We are required to provide financial assurance in order to perform the post-mining reclamation required by our mining permits, pay workers’ compensation claims under workers’ compensation laws in various states, pay federal black lung benefits, and perform certain other obligations. In order to provide the required financial assurance, we generally use surety bonds for post-mining reclamation and workers’ compensation obligations. We also use bank LCs to collateralize certain obligations. As of June 30, 2026, we had the following outstanding surety bonds and LCs:

(in thousands)	June 30, 2026
Surety bonds	$171,479
Letters of credit (1)	$40,710
(1) The LCs outstanding are under the ABL Agreement.

Refer to Note 14, part (c) to the Condensed Consolidated Financial Statements for further disclosures on off-balance sheet arrangements.

Debt Financing

Refer to Note 8 to the Condensed Consolidated Financial Statements for disclosures on long-term debt.

Capital Requirements

Our capital expenditures for the six months ended June 30, 2026 were $85.8 million. We expect to spend between $148 million and $168 million on capital expenditures during 2026. At the midpoint of guidance, this total includes approximately $137.0 million in sustaining maintenance capital, approximately $9.5 million in planned projects to invest in mine development, and approximately $11.5 million in carryover from 2025 due to timing and availability of supplies and contract labor.

Contractual Obligations

Our contractual obligations are discussed in the “Liquidity and Capital Resources—Contractual Obligations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2025.

Refer to the “Business Updates” section below and Note 14 to the Condensed Consolidated Financial Statements for additional disclosures on our other commitments.

There have been no other material changes to our contractual obligations during the six months ended June 30, 2026.

Refer to Note 8 to the Condensed Consolidated Financial Statements for additional disclosures on long-term debt.

Business Updates

We have a 65.0% ownership interest in DTA, a coal export terminal in Newport News, Virginia. Through our storage capacity at DTA, we fulfill a broad range of coal quality requirements for our customers. The infrastructure at DTA needs capital investment to maximize functionality and minimize downtime due to mechanical issues. Under the terms of our partnership-related agreements with respect to our investment in DTA, we are required to fund our proportionate share of DTA’s ongoing operating and capital costs. In November 2023, we, together with DTA management, announced a multi-year capital investment plan to refurbish DTA’s infrastructure. Beyond our share of routine operating costs, as of June 30, 2026, we expect to have significant additional investment per year over the next 5 years related to the existing infrastructure and equipment upgrade program at DTA. Additionally, in June 2026, we announced a key piece of equipment, a stacker reclaimer machine, at DTA sustained significant damage due to high winds from a storm. DTA leadership, as part of DTA’s insurance claims process, is in contact with its insurance providers to evaluate its options and work on developing an action plan. The terminal remains operational, but the damage to the stacker reclaimer will likely result in a slowdown in handling coal from certain areas of the stockpile yard until equipment replacement or repairs and/or other workarounds can be put in place. The equipment damage’s impact on the timing and cost of DTA’s upgrade program is currently unknown and will depend on factors such as the result of the insurance claim process as well as equipment and contractor availability and could affect our operations, financial results and liquidity.

In April 2026, we committed to invest up to $9.4 million for a 49% partnership interest in Centauri Ground Support LLC. The newly formed entity plans to develop a manufacturing facility in Putnam County, West Virginia, to produce ground support products primarily to be sold to us for use in our mining operations.

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

Government Grants

On July 4, 2025, legislation commonly referred to as the “One Big Beautiful Bill Act” (“OBBBA”) was signed into law. As part of the OBBBA, metallurgical coal was added to the list of “applicable critical minerals” making us eligible for the IRC Section 45X tax credit (also known as the advanced manufacturing production credit). The IRC Section 45X tax credit will generally provide us with a refundable tax credit equal to 2.5% of production costs for metallurgical coal produced and sold in tax years 2026 through 2029. As the IRC Section 45X tax credit is refundable, we account for the tax credit as a government grant. We are currently analyzing the financial impact of the IRC Section 45X credit and expect that it will serve as a source of additional liquidity in future years. For the three and six months ended June 30, 2026, we recorded $7.1 million and $14.3 million, respectively, of estimated grant income as a reduction in cost of coal sales. Based on preliminary analysis, we currently believe the annual cash benefit of the tax credit may be in the range of $20 million to $40 million, dependent upon the amount of qualifying production costs incurred in a given year.

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

On July 30, 2026, the DOL published a proposed rule that would revise the 2025 Final Rule by replacing the current 100% collateral requirement with a risk-based approach, providing additional flexibility regarding acceptable forms of collateral, and extending the timeframe for satisfying collateral requirements. The proposed rule is subject to a public comment period through September 28, 2026. We are evaluating the proposal and its potential impact on future collateral requirements.

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

Climate Effect Disclosures

In March 2024, the Securities and Exchange Commission (“SEC”) adopted new rules requiring issuers to disclose certain climate-related information beginning in 2025. Shortly following their release, the rules were stayed by a federal court. The SEC subsequently stayed the rules pending resolution of ongoing litigation. In March 2025, the SEC voted to end its legal defense of the rules, and litigation has been suspended by the Eighth Circuit until the SEC informs the court whether it intends to reconsider the rules under administrative procedures or whether the SEC will renew its defense of the rules. In May 2026, the SEC formally proposed to rescind the amendments to the rules with the public comment period closing in August 2026. We cannot be certain whether or when these rules will take effect or what form they may ultimately take. It is therefore not presently possible to estimate reliably the potential effects of the rules upon us, including the potential costs associated with compliance.

Share Repurchase Program

Refer to Note 6 to the Condensed Consolidated Financial Statements and “Unregistered Sales of Equity Securities and Use of Proceeds” for information on the share repurchase program and the shares repurchased during the current period.

Cash Flows

Cash, cash equivalents, and restricted cash decreased by $57.1 million and $29.0 million over the six months ended June 30, 2026 and 2025, respectively. The net change in cash, cash equivalents, and restricted cash was attributable to the following:

	Six Months Ended June 30,
	2026	2025
Cash flows (in thousands):
Net cash provided by operating activities	$68,910	$75,412
Net cash used in investing activities	(87,561)	(95,167)
Net cash used in financing activities	(38,420)	(9,273)
Net decrease in cash and cash equivalents and restricted cash	$(57,071)	$(29,028)

Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2026 decreased compared to the prior year despite an increase in non-GAAP coal margin, as discussed above in “Result of Operations”, as the benefit recorded related to IRC Section 45X tax credits is not expected to be received until late 2027.

Investing Activities. The decrease in net cash used in investing activities for the six months ended June 30, 2026 compared to the prior year period was primarily related to a change in the mix of unrestricted investment securities held during the current year period with an increased level of cash equivalent investments held, partially offset by an increased level of capital expenditures. Our capital expenditure levels were elevated above normal maintenance levels due to development efforts with respect to our new Kingston Wildcat underground mine which began production during the second quarter of 2026.

Financing Activities. The increase in net cash used in financing activities for the six months ended June 30, 2026 compared to the prior year period was driven by an increase in the level of common stock repurchased under our share repurchase program, which was suspended from March 2024 until August 2025.

Analysis of Material Debt Covenants

We were in compliance with all covenants under the ABL Agreement as of June 30, 2026, including the requirement that we maintain minimum liquidity, as defined in the ABL Agreement, of $75.0 million. A breach of the covenants in the ABL Agreement could result in a default under the terms of the agreement, and the respective lenders could then elect to declare any amounts borrowed due and payable and require outstanding LCs to be cash collateralized. In addition, a default under the terms of the agreement would inhibit our ability to make certain restricted payments, as defined in the ABL Agreement, including our ability to repurchase shares of our common stock.

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
Our critical accounting estimates are discussed in the “Critical Accounting Estimates” section contained in our Annual Report on Form 10-K for the year ended December 31, 2025. Our critical accounting estimates remain unchanged at June 30, 2026. Refer to the Recent Accounting Guidance section in Note 1 to the Condensed Consolidated Financial Statements for further information.

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

Interest Rate Risk

As of June 30, 2026, we maintain a senior secured asset-based revolving credit facility, under which we may borrow up to $225.0 million (less amounts outstanding for LCs). Any cash borrowings under the facility would bear a floating rate of interest. No cash borrowings were outstanding under the facility as of June 30, 2026 or December 31, 2025. Refer to Note 8 to

the Condensed Consolidated Financial Statements for additional information. Also refer to the Note 13 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 for discussion on the terms of our long-term debt.

As of June 30, 2026 and December 31, 2025, we had investments in trading securities of $65.3 million and $83.9 million, respectively, primarily consisting of U.S. government securities. While the fair value of these investments is exposed to risk with respect to changes in market rates of interest, we do not believe exposure to changes in interest rates is material to our Condensed Consolidated Financial Statements. We manage risk by investing in shorter term highly rated debt obligations. As of June 30, 2026 and December 31, 2025, the remaining maturities of our acquired debt securities was less than 12 months.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of June 30, 2026. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Common Stock

The following table reflects repurchases of common shares during the second quarter of 2026, and the remaining amount available for future repurchases, pursuant to our common share repurchase programs:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (1)(2)(3)
April 1, 2026 through April 30, 2026	38,200	$196.35	38,200	$336,294
May 1, 2026 through May 31, 2026	26,557	$188.21	26,557	$331,296
June 1, 2026 through June 30, 2026	4,650	$214.94	4,650	$330,296
	69,407		69,407
(1) The total authorization to repurchase our stock under the existing common share repurchase program adopted by our Board of Directors on March 4, 2022 is $1.5 billion. Refer to Note 6 to the Condensed Consolidated Financial Statements for additional information.
(2) We adopted a capital return program in 2019, including a stock repurchase plan with no expiration date that permitted us to repurchase up to an aggregate amount of $100 million of our common stock, of which $67.6 million remains available. This amount is not included in the table above as we suspended this stock repurchase plan on October 1, 2019 and do not currently intend to make further repurchases under it.
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

Item 5. Other Information

(a) None.

(b) None.

(c) Trading Plans

During the quarter ended June 30, 2026, no director or officer adopted or terminated:

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
101*
The following financial information from Alpha Metallurgical Resources, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the duly authorized undersigned.

ALPHA METALLURGICAL RESOURCES, INC.
Date: August 7, 2026	By:	/s/ J. Todd Munsey
	Name:	J. Todd Munsey
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)