Form 10-Q
period 2026-09-30
Alpha Metallurgical Resources, Inc.
filed 2026-11-06
CIK 1704715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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

Number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of October 31, 2026: 12,662,046

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

The list of factors identified above is not exhaustive. We caution readers not to place undue reliance on any forward- looking statements, which are based on information currently available to us and speak only as of the dates on which they are made. When considering these forward-looking statements, you should keep in mind the cautionary statements in this report. We do not undertake any responsibility to publicly revise these forward-looking statements to take into account events or circumstances that occur after the date of this report. Additionally, except as expressly required by federal securities laws, we do not undertake any responsibility to update you on the occurrence of any unanticipated events, which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this report.

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

Part I - Financial Information

Item 1. Financial Statements

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Coal revenues	$560,579	$525,203	$1,575,617	$1,603,545
Other revenues	1,666	1,575	4,471	5,464
Total revenues	562,245	526,778	1,580,088	1,609,009
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	509,656	461,635	1,427,708	1,446,172
Depreciation, depletion and amortization	35,486	43,899	111,456	132,631
Accretion on asset retirement obligations	5,249	5,503	15,678	16,625
Amortization of acquired intangibles	876	1,357	2,628	4,071
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	18,668	15,697	52,523	46,337
Other operating loss (income)	340	1,209	(943)	3,215
Total costs and expenses	570,275	529,300	1,609,050	1,649,051
Loss from operations	(8,030)	(2,522)	(28,962)	(40,042)
Other (expense) income:
Interest expense	(967)	(765)	(2,770)	(2,289)
Interest income	2,561	3,948	9,686	12,193
Equity loss in affiliates	(4,754)	(6,240)	(17,204)	(19,936)
Miscellaneous expense, net	(3,780)	(3,266)	(10,925)	(10,357)
Total other expense, net	(6,940)	(6,323)	(21,213)	(20,389)
Loss before income taxes	(14,970)	(8,845)	(50,175)	(60,431)
Income tax benefit	5,677	3,330	17,598	16,015
Net loss	$(9,293)	$(5,515)	$(32,577)	$(44,416)

Basic loss per common share	$(0.73)	$(0.42)	$(2.56)	$(3.41)
Diluted loss per common share	$(0.73)	$(0.42)	$(2.56)	$(3.41)

Weighted average shares – basic	12,683,945	13,015,413	12,732,145	13,040,138
Weighted average shares – diluted	12,683,945	13,015,413	12,732,145	13,040,138

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(9,293)	$(5,515)	$(32,577)	$(44,416)
Other comprehensive income, net of tax:
Employee benefit plans:
Amortization of and adjustments to employee benefit costs	2,191	1,411	8,899	2,555
Income tax expense	(477)	(307)	(1,939)	(556)
Total other comprehensive income, net of tax	1,714	1,104	6,960	1,999
Total comprehensive loss	$(7,579)	$(4,411)	$(25,617)	$(42,417)
Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$334,111	$365,974
Short-term investments	—	49,582
Trade accounts receivable, net of allowance for credit losses of $2,987 and $2,519 as of September 30, 2026 and December 31, 2025, respectively	241,581	278,620
Inventories, net	252,852	193,000
Prepaid expenses and other current assets	27,366	31,132
Total current assets	855,910	918,308
Property, plant, and equipment, net of accumulated depreciation and amortization of $862,616 and $774,101 as of September 30, 2026 and December 31, 2025, respectively	633,092	621,866
Owned and leased mineral rights, net of accumulated depletion and amortization of $166,514 and $150,616 as of September 30, 2026 and December 31, 2025, respectively	404,165	416,944
Other acquired intangibles, net of accumulated amortization of $45,701 and $43,072 as of September 30, 2026 and December 31, 2025, respectively	31,824	34,452
Long-term restricted cash	129,202	126,911
Long-term restricted investments	34,528	34,356
Deferred income taxes	8,470	8,087
Other non-current assets	160,609	119,702
Total assets	$2,257,800	$2,280,626
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,126	$3,575
Trade accounts payable	93,948	66,169
Accrued expenses and other current liabilities	187,835	135,778
Total current liabilities	284,909	205,522
Long-term debt	7,441	9,841
Workers’ compensation and black lung obligations	183,438	190,965
Pension obligations	67,108	87,317
Asset retirement obligations	200,994	204,745
Deferred income taxes	157	15,433
Other non-current liabilities	21,168	21,308
Total liabilities	765,215	735,131
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Preferred stock - par value $0.01, 5,000,000 shares authorized, none issued	—	—
Common stock - par value $0.01, 50,000,000 shares authorized, 22,496,891 issued and 12,667,855 outstanding at September 30, 2026 and 22,437,379 issued and 12,805,909 outstanding at December 31, 2025	225	224
Additional paid-in capital	864,382	852,030
Accumulated other comprehensive loss	(53,473)	(60,433)
Treasury stock, at cost: 9,829,036 shares at September 30, 2026 and 9,631,470 shares at December 31, 2025	(1,380,689)	(1,341,027)
Retained earnings	2,062,140	2,094,701
Total stockholders’ equity	1,492,585	1,545,495
Total liabilities and stockholders’ equity	$2,257,800	$2,280,626
Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net loss	$(32,577)	$(44,416)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	111,456	132,631
Amortization of acquired intangibles	2,628	4,071
(Gain) loss on disposal of assets, net	(2,087)	860
Accretion on asset retirement obligations	15,678	16,625
Employee benefit plans, net	20,045	19,369
Deferred tax benefit	(17,598)	(15,997)
Stock-based compensation	12,353	10,405
Equity loss in affiliates	17,204	19,936
Other, net	2,808	(1,165)
Changes in operating assets and liabilities	(14,124)	(16,359)
Net cash provided by operating activities	115,786	125,960
Investing activities:
Capital expenditures	(119,589)	(98,196)
Capital contributions to equity affiliates	(36,384)	(28,405)
Purchases of investment securities	(53,561)	(87,973)
Sales and maturities of investment securities	103,869	48,739
Other, net	2,213	143
Net cash used in investing activities	(103,452)	(165,692)
Financing activities:
Principal repayments of long-term debt	(2,100)	(2,387)
Common stock repurchases and related expenses	(39,734)	(25,153)
Other, net	(72)	(2,574)
Net cash used in financing activities	(41,906)	(30,114)
Net decrease in cash and cash equivalents and restricted cash	(29,572)	(69,846)
Cash and cash equivalents and restricted cash at beginning of period	492,885	604,161
Cash and cash equivalents and restricted cash at end of period	$463,313	$534,315

Supplemental disclosure of noncash investing and financing activities:
Accrued capital expenditures	$4,596	$11,559

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	As of September 30,
	2026	2025
Cash and cash equivalents	$334,111	$408,519
Long-term restricted cash	129,202	125,796
Total cash and cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$463,313	$534,315

Refer to accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Treasury Stock at Cost	Retained Earnings	Total Stockholders’ Equity
Balances, December 31, 2024	$224	$839,804	$(50,082)	$(1,296,916)	$2,156,467	$1,649,497
Net loss	—	—	—	—	(33,947)	(33,947)
Other comprehensive income, net	—	—	1,087	—	—	1,087
Stock-based compensation, issuance of common stock for share vesting, and common stock reissuances	—	2,066	—	1,371	—	3,437
Common stock repurchases and related expenses	—	—	—	(5,155)	—	(5,155)
Dividend equivalents	—	—	—	—	(81)	(81)
Balances, March 31, 2025	224	841,870	(48,995)	(1,300,700)	2,122,439	1,614,838
Net loss	—	—	—	—	(4,954)	(4,954)
Other comprehensive loss, net	—	—	(192)	—	—	(192)
Stock-based compensation and issuance of common stock for share vesting	—	4,018	—	—	—	4,018
Balances, June 30, 2025	224	845,888	(49,187)	(1,300,700)	2,117,485	1,613,710
Net loss	—	—	—	—	(5,515)	(5,515)
Other comprehensive income, net	—	—	1,104	—	—	1,104
Stock-based compensation	—	2,950	—	—	—	2,950
Common stock repurchases and related expenses	—	—	—	(20,125)	—	(20,125)
Balances, September 30, 2025	$224	$848,838	$(48,083)	$(1,320,825)	$2,111,970	$1,592,124

Balances, December 31, 2025	$224	$852,030	$(60,433)	$(1,341,027)	$2,094,701	$1,545,495
Net loss	—	—	—	—	(11,032)	(11,032)
Other comprehensive income, net	—	—	1,735	—	—	1,735
Stock-based compensation and issuance of common stock for share vesting	1	3,735	—	—	—	3,736
Common stock repurchases and related expenses	—	—	—	(22,995)	—	(22,995)
Dividend equivalents	—	—	—	—	16	16
Balances, March 31, 2026	225	855,765	(58,698)	(1,364,022)	2,083,685	1,516,955
Net loss	—	—	—	—	(12,252)	(12,252)
Other comprehensive income, net	—	—	3,511	—	—	3,511
Stock-based compensation and issuance of common stock for share vesting	—	4,236	—	—	—	4,236
Common stock repurchases and related expenses	—	—	—	(13,631)	—	(13,631)
Balances, June 30, 2026	225	860,001	(55,187)	(1,377,653)	2,071,433	1,498,819
Net loss	—	—	—	—	(9,293)	(9,293)
Other comprehensive income, net	—	—	1,714	—	—	1,714
Stock-based compensation and issuance of common stock for share vesting	—	4,381	—	—	—	4,381
Common stock repurchases and related expenses	—	—	—	(3,036)	—	(3,036)
Balances, September 30, 2026	$225	$864,382	$(53,473)	$(1,380,689)	$2,062,140	$1,492,585
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

The Condensed Consolidated Financial Statements include all wholly-owned subsidiaries’ results of operations for the three and nine months ended September 30, 2026 and 2025. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying interim Condensed Consolidated Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP as long as the financial statements are not misleading. In the opinion of management, these interim Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or any other period. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

On July 4, 2025, legislation commonly referred to as the “One Big Beautiful Bill Act” (“OBBBA”) was signed into law. As part of the OBBBA, metallurgical coal was added to the list of “applicable critical minerals” making the Company eligible for the Internal Revenue Code (“IRC”) Section 45X tax credit (also known as the advanced manufacturing production credit). The IRC Section 45X tax credit will generally provide the Company with a refundable tax credit equal to 2.5% of production costs for metallurgical coal produced and sold in tax years 2026 through 2029. As the IRC Section 45X tax credit is refundable, the

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
Company accounts for the tax credit as a government grant. For the three and nine months ended September 30, 2026, the Company recorded $9,411 and $23,663, respectively, of estimated grant income as a reduction in cost of coal sales.

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

The Company has disaggregated revenue between met coal and thermal coal and export and domestic revenues to depict the pricing and contract differences between the two. Export revenue generally is derived by spot or short-term contracts with pricing determined at the time of shipment or based on a market index, whereas domestic revenue is characterized by contracts that typically have a term of one year or longer and with fixed pricing terms. The following tables disaggregate the Company’s coal revenues by product category and by market to depict how the nature, amount, timing, and uncertainty of the Company’s coal revenues and cash flows are affected by economic factors:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Export met coal revenues	$397,121	$367,822	$1,114,836	$1,122,583
Export thermal coal revenues	18,810	11,507	58,199	47,440
Total export coal revenues	$415,931	$379,329	$1,173,035	$1,170,023

Domestic met coal revenues	$136,878	$133,607	$378,864	$409,646
Domestic thermal coal revenues	7,770	12,267	23,718	23,876
Total domestic coal revenues	$144,648	$145,874	$402,582	$433,522

Total met coal revenues	$533,999	$501,429	$1,493,700	$1,532,229
Total thermal coal revenues	26,580	23,774	81,917	71,316
Total coal revenues	$560,579	$525,203	$1,575,617	$1,603,545

Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied as of September 30, 2026:

	Remainder of 2026	2027	2028	2029	2030	Total
Estimated coal revenues (1)	$28,658	$54,370	$16,800	$—	$—	$99,828
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

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
(3) Accumulated Other Comprehensive Loss
The following tables summarize the changes to accumulated other comprehensive loss during the nine months ended September 30, 2026 and 2025:

	Balance January 1, 2026	Other comprehensive income before reclassifications	Amounts reclassified from accumulated other comprehensive loss	Balance September 30, 2026
Employee benefit costs	$(60,433)	$1,819	$5,141	$(53,473)

	Balance January 1, 2025	Other comprehensive loss before reclassifications	Amounts reclassified from accumulated other comprehensive loss	Balance September 30, 2025
Employee benefit costs	$(50,082)	$(1,312)	$3,311	$(48,083)

The following table summarizes the amounts reclassified from accumulated other comprehensive loss and the Condensed Consolidated Statements of Operations line items affected by reclassification during the three and nine months ended September 30, 2026 and 2025:

Details about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss				Affected line item in the Condensed Consolidated Statements of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Employee benefit costs:
Amortization of net actuarial loss (1)	$2,191	$1,411	$6,573	$4,233	Miscellaneous expense, net
Income tax expense	(477)	(307)	(1,432)	(922)	Income tax benefit
Total, net of income tax	$1,714	$1,104	$5,141	$3,311
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

When applying the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share of common stock are higher than the Company’s average price per share of common stock during an applicable period. For the three and nine months ended September 30, 2026, 28,685 and 11,268 common shares underlying potentially dilutive securities, respectively, were excluded from the computation of dilutive net loss per common share because they would have been anti-dilutive. For the three and nine months ended September 30, 2025, 16,545 and 15,930 common shares underlying potentially dilutive securities, respectively, were excluded from the computation of dilutive net loss per common share because they would have been anti-dilutive.

Anti-dilution also occurs in periods of a net loss, and the dilutive impact of all share-based compensation awards are excluded. For the three and nine months ended September 30, 2026, the weighted average share impact of securities excluded from diluted weighted-average shares due to the Company incurring a net loss for the period was 31,226 and 33,060, respectively. For the three and nine months ended September 30, 2025, the weighted average share impact of securities excluded from diluted weighted-average shares due to the Company incurring a net loss for the period was 26,377 and 28,742, respectively.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
(5) Inventories, net
Inventories, net consisted of the following:

	September 30, 2026	December 31, 2025
Raw coal	$59,536	$41,665
Saleable coal	113,552	81,919
Materials, supplies and other, net	79,764	69,416
Total inventories, net	$252,852	$193,000

(6) Capital Stock
Share Repurchase Program
The total authorization to repurchase the Company’s stock under the existing common share repurchase program adopted by the Company’s Board of Directors on March 4, 2022 is $1,500,000. As of September 30, 2026, the Company had repurchased an aggregate of 7,052,737 shares under the plan for an aggregate purchase price of approximately $1,172,921 (comprised of $1,172,709 of share repurchases and $212 of related fees).

(7) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2026	December 31, 2025
Wages and benefits	$72,413	$46,687
Workers’ compensation	8,880	8,880
Black lung	12,329	12,329
Taxes other than income taxes	23,559	26,315
Asset retirement obligations	31,902	22,632
Freight accrual	16,525	12,018
Other	22,227	6,917
Total accrued expenses and other current liabilities	$187,835	$135,778

(8) Long-Term Debt
Long-term debt consisted of the following:

	September 30, 2026	December 31, 2025
Notes payable and other	$2,712	$3,856
Financing leases	7,855	9,560
Total long-term debt	10,567	13,416
Less current portion	(3,126)	(3,575)
Long-term debt, net of current portion	$7,441	$9,841

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
ABL Agreement

On October 27, 2023, the Company, along with certain of its directly and indirectly owned subsidiaries (the “Borrowers”), entered into a credit agreement (the “ABL Agreement”) with Regions Bank, as lender, swingline lender, letter of credit (“LC”) issuer, administrative agent, collateral agent, and lead arranger, along with ServisFirst Bank and Texas Capital Bank, as joint lead arrangers and the other lenders party thereto. On May 6, 2025, the Company amended and extended the ABL Agreement. The ABL Agreement includes an asset-based revolving credit facility (the “ABL Facility”) which allows the Company to borrow cash or obtain LCs, on a revolving basis, in an aggregate amount of up to $225,000. Availability under the ABL Facility is calculated monthly and fluctuates based on qualifying amounts of coal inventory, trade accounts receivable, and in certain circumstances specified amounts of cash. The ABL Facility matures on May 4, 2029. The ABL Facility is guaranteed by substantially all of Alpha’s directly and indirectly owned subsidiaries that are not Borrowers (the “Guarantors”) and is secured by all or substantially all assets of the Borrowers and Guarantors. As of September 30, 2026 and December 31, 2025, the Company had no amounts borrowed and $40,710 and $41,254 LCs outstanding under the ABL Facility, respectively.

The ABL Agreement limits the Company’s ability to make certain restricted payments, including the payment of cash dividends and the repurchase of equity shares under its share repurchase program, if the level of cash it maintains at Regions Bank falls below $100,000. The ABL Agreement also contains negative and affirmative covenants and requires the Company to maintain minimum liquidity, as defined in the ABL Agreement, of $75,000. As of September 30, 2026, the Company’s cash balance at Regions Bank exceeded the $100,000 threshold and the Company is in compliance with the applicable covenants and requirements subject to certification under the ABL Agreement.

(9) Asset Retirement Obligations

The following table summarizes the changes in asset retirement obligations for the nine months ended September 30, 2026:

Total asset retirement obligations at December 31, 2025	$227,377
Accretion for the period	15,678
Sites added during the period	3,121
Revisions in estimated cash flows (1)	(1,412)
Expenditures for the period	(11,868)
Total asset retirement obligations at September 30, 2026	232,896
Less current portion (2)	(31,902)
Long-term portion	$200,994
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
The carrying amounts for cash and cash equivalents, trade accounts receivable, net, prepaid expenses and other current assets, restricted cash, deposits, trade accounts payable, notes payable and other, financing leases, and accrued expenses and other current liabilities approximate fair value as of September 30, 2026 and December 31, 2025 due to the short maturity of these instruments.
The following tables set forth by level, within the fair value hierarchy, the Company’s financial and non-financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2026 and December 31, 2025. Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of fair value for assets and liabilities and their placement within the fair value hierarchy levels.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	September 30, 2026
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities (1)	$34,528	$—	$34,528	$—
(1) Classified as Long-term restricted investments on the Company’s Condensed Consolidated Balance Sheets.

	December 31, 2025
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities (1)	$83,938	$—	$83,938	$—
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

(11) Income Taxes

For the nine months ended September 30, 2026, the Company recorded income tax benefit of $17,598 on loss before income taxes of $50,175. The income tax benefit differs from the expected statutory amount primarily due to the permanent impact of percentage depletion, permanent impact of the IRC Section 45X tax credit, and state income taxes, net of federal impact, partially offset by non-deductible compensation. For the nine months ended September 30, 2025, the Company recorded income tax benefit of $16,015 on loss before income taxes of $60,431. The income tax benefit differs from the expected statutory amount primarily due to the change in valuation allowance, the permanent impact of percentage depletion, and stock compensation, partially offset by the impact of capital loss carryforward expirations, non-deductible compensation, and state income taxes, net of federal impact.

(12) Employee Benefit Plans
The components of net periodic benefit cost other than the service cost component for black lung are included in the line item Miscellaneous expense, net in the Condensed Consolidated Statements of Operations.
Pension

The following table details the components of the net periodic benefit cost for pension obligations:

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest cost	$5,310	$5,814	$15,931	$17,440
Expected return on plan assets	(5,222)	(4,918)	(15,667)	(14,754)
Amortization of net actuarial loss	344	399	1,032	1,198
Net periodic benefit cost	$432	$1,295	$1,296	$3,884
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

The Company expects to pay $20,346 in minimum required contributions to the pension plan in 2026.

Black Lung

The following table details the components of the net periodic benefit cost for black lung obligations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Service cost	$624	$535	$1,873	$1,606
Interest cost	1,513	1,463	4,538	4,389
Expected return on plan assets	(14)	(13)	(42)	(40)
Amortization of net actuarial loss	1,911	1,076	5,733	3,228
Net periodic benefit cost	$4,034	$3,061	$12,102	$9,183

Defined Contribution and Profit Sharing Plans

During the first quarter of 2026, the Company’s matching contributions under the Alpha Metallurgical Resources 401(k) Retirement Savings Plan (the “Plan”) were reinstated after being suspended due to weak market conditions during the second quarter of 2024. During the third quarter of 2025, the Company determined to pay a discretionary employer contribution under the Plan equal to 2% of the Plan participants’ annual salaries.

The Company’s total contributions to its defined contribution plans for the three months ended September 30, 2026 and 2025 were $3,427 and $6,277, respectively. The Company’s total contributions to its defined contribution plans for the nine months ended September 30, 2026 and 2025 were $11,027 and $6,525, respectively.

Self-insured Medical Plan

The Company is self-insured for health benefit coverage for all of its active employees. During the three months ended September 30, 2026 and 2025, the Company incurred total self-insurance expenses of $30,076 and $25,036, respectively. During the nine months ended September 30, 2026 and 2025, the Company incurred total self-insurance expenses of $86,407 and $76,712, respectively. These expenses primarily include claims processed and an estimate for claims incurred but not yet paid.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
(13) Related Party Transactions

The Company provided capital contributions to certain of its equity method investees. Refer to the Condensed Consolidated Statements of Cash Flows and Note 14 for further information.

There were no other material related party transactions for the nine months ended September 30, 2026 or 2025.

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

Coal royalty expense was $29,418 and $26,773 for the three months ended September 30, 2026 and 2025, respectively, and $83,268 and $77,260 for the nine months ended September 30, 2026 and 2025, respectively.

Other Commitments

Under the terms of its partnership-related agreements with respect to its investment in Dominion Terminal Associates (“DTA”), the Company is required to fund its proportionate share of DTA’s ongoing operating and capital costs. In June 2026, the Company announced that a key piece of equipment, a stacker reclaimer machine (“SR1”), at DTA sustained significant damage due to high winds from a storm. DTA has determined that the SR1 is not able to be repaired and will need to be replaced. DTA’s insurance carrier is expected to cover the replacement cost for a new machine as well as certain other expenses incurred due to the equipment damage. As a result, the Company does not currently anticipate needing to provide significant additional funding to DTA in connection with the replacement of SR1. Further, in November 2023, the Company, together with DTA management, announced a multi-year capital investment plan to upgrade DTA’s equipment and infrastructure. As of September 30, 2026, excluding any potential funding related to a final SR1-related plan, the Company would expect to invest approximately $25,000 of additional capital over the next five years related to the ongoing upgrade program.

In April 2026, the Company committed to invest up to $9,408 for a 49% partnership interest in Centauri Ground Support LLC. As of September 30, 2026, $4,900 of the commitment has been funded. The newly formed entity plans to develop a manufacturing facility in Putnam County, West Virginia, to produce ground support products primarily to be sold to the Company for use in its mining operations.

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

As of September 30, 2026, the Company had $40,710 LCs outstanding under the ABL Facility.

As of September 30, 2026, the Company had outstanding surety bonds with a total face amount of $175,650 to secure various obligations and commitments. To secure the Company’s reclamation-related obligations, the Company has $28,894 of collateral in the form of restricted cash and restricted investments supporting these obligations as of September 30, 2026.

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

Amounts included in restricted cash provide collateral to secure the following obligations:

	September 30, 2026	December 31, 2025
Workers’ compensation and black lung obligations	$118,784	$117,150
Reclamation-related obligations	1,466	959
Financial payments and other performance obligations	8,952	8,802
Total long-term restricted cash	$129,202	$126,911

Amounts included in restricted investments provide collateral to secure the following obligations:

	September 30, 2026	December 31, 2025
Workers’ compensation obligations	$3,170	$3,172
Reclamation-related obligations	27,428	27,238
Financial payments and other performance obligations	3,930	3,946
Total long-term restricted investments (1)	$34,528	$34,356
(1) Classified as long-term trading securities as of September 30, 2026 and December 31, 2025.

Amounts included in deposits provide collateral to secure the following obligations:

	September 30, 2026	December 31, 2025
Workers’ compensation obligations	$4,108	$4,108
Other operating agreements	654	684
Total long-term deposits (1)	$4,762	$4,792
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

On July 30, 2026, the DOL published a proposed rule that would revise the 2025 Final Rule by replacing the current 100% collateral requirement with a risk-based approach, providing additional flexibility regarding acceptable forms of collateral, and extending the timeframe for satisfying collateral requirements. The public comment period has ended and the Company now waits for the DOL to publish the final version. The Company will evaluate the Final Rule’s potential impact on future collateral requirements, once published.

(d) Legal Proceedings

In December 2024, the state of New York adopted the Climate Change Superfund Act, purporting to impose significant, ongoing cash charges upon a variety of companies involved in the production and use of fossil fuels, including the Company (the “Act”). Other states have adopted or are contemplating adopting similar laws.

The Company believed the new law to be unconstitutional under the U.S. Constitution. In February 2025, the Company, along with numerous U.S. states and other entities involved in the fossil fuel industry, filed a complaint against the attorney general of New York and other New York officials. The complaint was filed in the federal district court for the northern district of New York and requested that the court (a) declare that the Act is preempted by federal statutes and otherwise violates the U.S. Constitution, (b) declare that the Act is unenforceable, and (c) enjoin the state of New York and its officials from taking any action to implement or enforce the Act.

In August 2026, the district court granted summary judgment in favor of Alpha and the other plaintiffs, finding that the Act conflicted with preemptive federal law and was “simply beyond the limits of state law” and could not be enforced. The defendants have appealed the district court's decision to the court of appeals for the second circuit.

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

In September 2026, the district court held that the Act is preempted both by the federal Clean Air Act and by the federal government’s exclusive authority over foreign affairs. The court found the Act to be unconstitutional and permanently enjoined New York officials from enforcing it.

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

Met reportable segment results for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Coal revenues	$560,579	$525,203	$1,575,617	$1,603,545
Other revenues	1,666	1,575	4,471	5,464
Total revenues	$562,245	$526,778	$1,580,088	$1,609,009

Non-GAAP cost of coal sales	$418,617	$374,670	$1,172,709	$1,178,183
Freight and handling costs	86,508	82,448	232,942	250,961
Idled and closed mine costs	4,531	4,517	22,057	17,028
Cost of coal sales (exclusive of items shown separately below)	$509,656	$461,635	$1,427,708	$1,446,172

Depreciation, depletion and amortization	$35,486	$43,899	$111,456	$132,631
Accretion on asset retirement obligations	5,249	5,503	15,678	16,625
Amortization of acquired intangibles	876	1,357	2,628	4,071
Selling, general and administrative expenses	18,668	15,697	52,523	46,337
Interest expense	967	765	2,770	2,289
Interest income	(2,561)	(3,948)	(9,686)	(12,193)
Equity loss in affiliates	4,754	6,240	17,204	19,936
Other segment items (1)	4,120	4,475	9,982	13,572
Income tax benefit	(5,677)	(3,330)	(17,598)	(16,015)
Total other expenses	$61,882	$70,658	$184,957	$207,253

Net loss	$(9,293)	$(5,515)	$(32,577)	$(44,416)
(1) Other segment items include Other operating loss (income) and Miscellaneous expense, net.
Refer to the Company’s Condensed Consolidated Balance Sheets and Statements of Cash Flows for information on its consolidated assets and capital expenditures. The Company’s investment in equity method investees as of September 30, 2026 and December 31, 2025 was $73,031 and $53,850, respectively. No further segment level asset information is reviewed by the CODM.

ALPHA METALLURGICAL RESOURCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands except share and per share data)
The Company markets produced, processed and purchased coal to customers in the United States and in international markets. Revenue is tracked within the Company’s accounting records based on the product destination. The following tables present additional information on the Company’s revenues and top customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total coal revenues	$560,579	$525,203	$1,575,617	$1,603,545
Total revenues	$562,245	$526,778	$1,580,088	$1,609,009
Export coal revenues	$415,931	$379,329	$1,173,035	$1,170,023
Export coal revenues as % of total coal revenues	74%	72%	74%	73%
Countries with export coal revenue exceeding 10% of total revenues	India	India	India, Turkey	India
Top customer as % of total revenues	12%	13%	13%	14%
Top 10 customers as % of total revenues	78%	78%	75%	78%
Number of customers exceeding 10% of total revenues	3	2	3	4

	As of September 30,
	2026	2025
Number of customers exceeding 10% of total trade accounts receivable, net	2	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides a narrative of our results of operations and financial condition for the three and nine months ended September 30, 2026 and 2025. The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and related notes and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2025.

The following discussion includes forward-looking statements about our business, financial condition and results of operations, including discussions about management’s expectations for our business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and in light of recent events and trends, and you should not construe these statements either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause our actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. See “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.”

Market Overview

Coal markets remain subject to uncertainty and volatility resulting from geopolitical conflicts and global economic conditions. Improving indicators in manufacturing conditions across key Alpha markets suggest that economic conditions are stable, with almost all in growth territory. While global steel demand remains weak, supply-related factors, such as mine closure announcements, temporarily influenced metallurgical coal indices to rise toward the end of the third quarter, with further volatility continuing after the quarter close.

In the third quarter of 2026, metallurgical coal prices showed improvement across the indices. Each of the four indices Alpha closely monitors rose by 10% or more during the quarter, with the U.S. East Coast High Volatile A index showing the largest increase at 24.2%. The Australian Premium Low Volatile index increased from $244.00 per metric ton on July 1, 2026, to $272.10 per metric ton on September 30, 2026. The U.S. East Coast Low Volatile index rose from $190.00 per metric ton at the beginning of the quarter to $210.00 per metric ton at the end of the quarter. The U.S. East Coast High Volatile A index increased from $157.00 per metric ton at the start of the quarter to $195.00 per metric ton at quarter-end. The U.S. East Coast High Volatile B index rose from $147.00 per metric ton in early July to $170.00 per metric ton by the end of September. As of October 22, 2026, the Australian Premium Low Volatile decreased to $266.70 per metric ton from its quarter-close level, and the U.S. East Coast Low Volatile remained unchanged at $210.00 per metric ton. The U.S. East Coast High Volatile A and High Volatile B indices measured $185.00 and $166.00 per metric ton, respectively, as of the same date.

The world manufacturing Purchasing Managers' Index (PMI) posted a 55-month high in September with a PMI of 53.0, an increase from 52.3 in August. China registered a September PMI of 52.1, up from 51.5 in August. India, a key market for Alpha, recorded a PMI of 55.1 in September, improving from 52.8 in August. The United States’ PMI rose to 55.9 in September from 53.9 in August. Europe’s PMI reached a 52-month high of 52.9 in September, up from 52.7 in August. Brazil’s PMI declined to 44.8 in September from 46.3 in August.

The September 2026 global crude steel production reached 142.4 million metric tons from 70 countries, as compiled by the World Steel Association (“WSA”), representing a decrease of 0.2% compared to September 2025. China, the world's largest steel-producing country, produced 73.6 million metric tons of steel in September, an increase of 0.1% year-over-year. India produced 13.9 million metric tons of crude steel in September 2026, up 1.9% from the year-ago period. The United States produced 7.2 million metric tons of steel in September, an increase of 4.3% compared to the same period in 2025. Japan’s 6.3 million metric tons of steel produced in September 2026 was down 0.6% from September 2025. Of the top 10 steel-producing countries, Vietnam experienced the largest year-over-year percentage increase of 29.1%, with 2.6 million metric tons of steel produced in September 2026. Germany recorded the largest percentage drop among the top ten steel-producing countries, as its 2.6 million metric tons of steel produced in September 2026 represented a 13.0% decrease from September 2025. Regionally, the Asia and Oceania region, which contains both India and China, produced 104.0 million metric tons of crude steel in September 2026, a 0.7% increase from September 2025. The European Union produced 10.1 million metric tons in September 2026, a 5.0% decrease compared to the same period last year. North America's September 2026 crude steel production was 9.3 million metric tons, up 3.4% year-over-year.

The American Iron and Steel Institute’s capacity utilization rate for U.S. steel mills was 80.9% for the week ending October 17, 2026. This is up compared to the year-ago period, when the capacity utilization rate was 75.1%.

In the seaborne thermal market, the API2 index was $115.50 per metric ton on July 1, 2026, and increased to $141.40 per metric ton on September 30, 2026.

Business Overview

We are a Tennessee-based mining company with operations in Virginia and West Virginia. With customers across the globe, high-quality reserves and significant port capacity, we are a leading supplier of metallurgical coal products to the steel industry. We operate high-quality, cost-competitive met coal mines across the CAPP coal basin. As of September 30, 2026, our operations consisted of twenty active mines and eight active coal preparation and load-out facilities, with approximately 3,860 employees. We produce, process, and sell met coal and thermal coal as a byproduct. We also sell coal produced by others, some of which is processed and/or blended with coal produced from our mines prior to resale, with the remainder purchased for resale. As of December 31, 2025, we had 294.5 million tons of reserves, which included 282.8 million tons of proven and probable metallurgical reserves and 11.7 million tons of proven and probable thermal reserves.

Purchases of our met coal were made primarily in several countries in Asia, Europe, South America, and the northeastern and midwestern regions of the United States for purposes of steel production. Purchases of our thermal coal were made primarily for purposes of power generation and industrial uses both in the United States and across the world.

The following table summarizes information about our coal sales and export revenues during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions of tons)	2026	2025	2026	2025
Sales of met coal	3.6	3.6	10.1	10.6
Sales of thermal coal	0.3	0.3	0.9	0.9
Met coal as % of coal sales volume	92%	93%	91%	92%
Thermal coal as % of coal sales volume	8%	7%	9%	8%
Export coal revenues as % of total coal revenues	74%	72%	74%	73%

In addition, we generate other revenues from equipment sales, rentals, terminal and processing fees, coal and environmental analysis fees, royalties and the sale of natural gas. We also record freight and handling fulfillment revenue within coal revenues for freight and handling services provided in delivering coal to certain customers, which are a component of the contractual selling price.

As of September 30, 2026, we have one reportable segment: Met. Refer to Note 15 to the Condensed Consolidated Financial Statements for additional disclosures on reportable segments, geographic areas, and export coal revenue information.

As discussed in the “Market Overview” presented above, global economic conditions and uncertainty driven by geopolitical unrest are influencing factors in the metallurgical coal markets. Met coal prices continue to be restrained by weak global steel demand. Our results of operations for the three and nine months ended September 30, 2026 were impacted by these factors. Our guidance range for full-year sales volumes below reflects our current expectation for 2026. However, we continually monitor steel markets and metallurgical coal demand indicators alongside the productive capacity of our portfolio to evaluate how our production levels align with market conditions. Additionally, refer to “Liquidity and Capital Resources - Business Updates” for developments regarding a key piece of equipment, a stacker reclaimer machine at Dominion Terminal Associates (“DTA”), which sustained significant damage due to high winds from a storm as previously announced in June 2026.

Factors Affecting Our Results of Operations

Sales Agreements. We manage our commodity price risk for coal sales through the use of coal supply agreements. As of October 29, 2026, we had sales commitments for 2026 as follows:

	2026 Guidance
(In millions of tons)	Low	High
Metallurgical	13.2	14.0
Thermal	1.0	1.4
Met Segment - Total Shipments	14.2	15.4

Committed/Priced (1)	Committed	Volume (in millions of tons)	Average Committed Realized Price per Ton
Metallurgical - Domestic		3.7	$135.98
Metallurgical - Export		8.1	$122.49
Metallurgical Total	87%	11.8	$126.69
Thermal	100%	1.3	$76.06
Met Segment	89%	13.1	$121.45
(1)     Based on committed and priced coal shipments as of October 29, 2026. Committed percentage based on the midpoint of shipment guidance range. Actual average per-ton realizations on committed and priced tons recognized in future periods may vary based on actual freight expense in future periods relative to assumed freight expense embedded in projected average per-ton realizations. Includes estimates of future coal shipments based upon contract terms and anticipated delivery schedules. Actual coal shipments may vary from these estimates.

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

Results of Operations

Our results of operations for the three and nine months ended September 30, 2026 and 2025 are discussed below.

Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

Revenues

The following table summarizes information about our revenues during the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2026	2025	$ or Tons	%
Coal revenues	$560,579	$525,203	$35,376	6.7%
Other revenues	1,666	1,575	91	5.8%
Total revenues	$562,245	$526,778	$35,467	6.7%

Tons sold	3,915	3,852	63	1.6%

Coal revenues. Coal revenues increased $35.4 million, or 6.7%, for the three months ended September 30, 2026 compared to the prior year period. The increase was primarily attributable to a 5.0% increase in our average coal sales realization as sales shifted toward relatively higher quality coal with stronger pricing in the current year period. In addition, coal sales volumes increased 1.6% compared to the prior year period driven largely by changes in the timing of shipments as DTA’s planned equipment outage in June delayed certain shipments into the current quarter. Refer to the “Non-GAAP coal revenues” section below for further detail on coal revenues for the three months ended September 30, 2026 compared to the prior year period.

Cost and Expenses

The following table summarizes information about our costs and expenses during the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Increase (Decrease)
(In thousands)	2026	2025	$	%
Cost of coal sales (exclusive of items shown separately below)	$509,656	$461,635	$48,021	10.4%
Depreciation, depletion and amortization	35,486	43,899	(8,413)	(19.2)%
Accretion on asset retirement obligations	5,249	5,503	(254)	(4.6)%
Amortization of acquired intangibles	876	1,357	(481)	(35.4)%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	18,668	15,697	2,971	18.9%
Other operating loss	340	1,209	(869)	(71.9)%
Total costs and expenses	$570,275	$529,300	$40,975	7.7%

Cost of coal sales. Cost of coal sales increased $48.0 million, or 10.4%, for the three months ended September 30, 2026 compared to the prior year period. The increase was attributable to a 1.6% increase in coal sales volumes combined with an 8.6% increase in our average cost of coal sales per ton. Compared with the prior year period, increases in labor and benefits costs, as well as inflationary impacts on supply costs, including increases in certain supply costs due to changing trade policies and ongoing conflicts in Europe and the Middle East, and increases in royalties and taxes due to higher sales realizations, were partially offset by the benefit of the Internal Revenue Code (“IRC”) Section 45X tax credit. Refer to the “Non-GAAP cost of coal sales” section below for further detail on cost of coal sales for the three months ended September 30, 2026 compared to the prior year period.

Depreciation, depletion and amortization. Depreciation, depletion and amortization decreased $8.4 million, or 19.2%, for the three months ended September 30, 2026 compared to the prior year period. The decrease was primarily due to certain assets reaching the end of their depreciable lives and becoming fully depreciated.

Selling, general and administrative. Selling, general and administrative expenses increased $3.0 million, or 18.9%, for the three months ended September 30, 2026 compared to the prior year period. This increase was primarily due to increases of $3.4 million in incentive pay and $1.2 million in stock compensation, partially offset by a decrease of $2.1 million in professional services.

Total Other Expense, Net

The following table summarizes information about our total other expense, net during the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Increase (Decrease)
(In thousands)	2026	2025	$	%
Total other expense, net	$6,940	$6,323	$617	9.8%

Income Tax Benefit

The following table summarizes information about our income tax benefit during the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Increase (Decrease)
(In thousands)	2026	2025	$	%
Income tax benefit	$(5,677)	$(3,330)	$(2,347)	(70.5)%

Income tax benefit of $5.7 million was recorded for the three months ended September 30, 2026 on a loss before income taxes of $15.0 million. The effective tax rate of 37.9% differs from the federal statutory rate of 21% primarily due to the permanent impact of percentage depletion, permanent impact of the IRC Section 45X tax credit (refer to Note 1 to the Condensed Consolidated Financial Statements), and state income taxes, net of federal impact, partially offset by non-deductible compensation.

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

Included below are reconciliations of non-GAAP financial measures to GAAP financial measures.

The following table summarizes certain financial information relating to our coal operations for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2026	2025	$ or Tons	%
Coal revenues	$560,579	$525,203	$35,376	6.7%
Less: freight and handling fulfillment revenues	(86,508)	(82,448)	(4,060)	(4.9)%
Non-GAAP coal revenues	$474,071	$442,755	$31,316	7.1%
Non-GAAP coal sales realization per ton	$121.09	$114.94	$6.15	5.4%

Cost of coal sales (exclusive of items shown separately below)	$509,656	$461,635	$48,021	10.4%
Depreciation, depletion and amortization - production (1)	35,218	43,582	(8,364)	(19.2)%
Accretion on asset retirement obligations	5,249	5,503	(254)	(4.6)%
Amortization of acquired intangibles	876	1,357	(481)	(35.4)%
Total cost of coal sales	550,999	512,077	38,922	7.6%
Less: freight and handling costs	(86,508)	(82,448)	(4,060)	(4.9)%
Less: depreciation, depletion and amortization - production (1)	(35,218)	(43,582)	8,364	19.2%
Less: accretion on asset retirement obligations	(5,249)	(5,503)	254	4.6%
Less: amortization of acquired intangibles	(876)	(1,357)	481	35.4%
Less: idled and closed mine costs	(4,531)	(4,517)	(14)	(0.3)%
Non-GAAP cost of coal sales	$418,617	$374,670	$43,947	11.7%
Non-GAAP cost of coal sales per ton	$106.93	$97.27	$9.66	9.9%

GAAP coal margin	$9,580	$13,126	$(3,546)	(27.0)%
GAAP coal margin per ton	$2.45	$3.41	$(0.96)	(28.2)%

Non-GAAP coal margin	$55,454	$68,085	$(12,631)	(18.6)%
Non-GAAP coal margin per ton	$14.16	$17.68	$(3.52)	(19.9)%

Tons sold	3,915	3,852	63	1.6%
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

Non-GAAP coal revenues. Non-GAAP coal revenues increased $31.3 million, or 7.1%, for the three months ended September 30, 2026 compared to the prior year period. The increase was primarily attributable to a $6.15, or 5.4%, increase in our average non-GAAP coal sales realization as sales shifted toward relatively higher quality coal with stronger pricing in the current year period. In addition, coal sales volumes increased 1.6% compared to the prior year period driven largely by changes in the timing of shipments as DTA’s planned equipment outage in June delayed certain shipments into the current quarter.

Non-GAAP cost of coal sales. Non-GAAP cost of coal sales increased $43.9 million, or 11.7%, for the three months ended September 30, 2026 compared to the prior year period. The increase was attributable to a 1.6% increase in coal sales volumes combined with a 9.9% increase in our average non-GAAP cost of coal sales per ton. Compared with the prior year period, increases in labor and benefits costs, as well as inflationary impacts on supply costs, including increases in certain supply costs due to changing trade policies and ongoing conflicts in Europe and the Middle East, and increases in royalties and taxes due to higher sales realizations, were partially offset by the benefit of the IRC Section 45X tax credit. During the first quarter of 2026, we became eligible for the IRC Section 45X tax credit (refer to Note 1 to the Condensed Consolidated Financial Statements) which generally provides for a refundable tax credit equal to 2.5% of production costs for metallurgical coal produced and sold during the period. For the three months ended September 30, 2026, we recorded $9.4 million related to the tax credit as a reduction in non-GAAP cost of coal sales.

Adjusted EBITDA

The following table presents a reconciliation of net loss to Adjusted EBITDA for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
(In thousands)	2026	2025
Net loss	$(9,293)	$(5,515)
Interest expense	967	765
Interest income	(2,561)	(3,948)
Income tax benefit	(5,677)	(3,330)
Depreciation, depletion, and amortization	35,486	43,899
Non-cash stock compensation expense	4,381	2,950
Accretion on asset retirement obligations	5,249	5,503
Amortization of acquired intangibles	876	1,357
Adjusted EBITDA	$29,428	$41,681

The following table summarizes Adjusted EBITDA:

	Three Months Ended September 30,		Increase (Decrease)
(In thousands)	2026	2025	$	%
Adjusted EBITDA	$29,428	$41,681	$(12,253)	(29.4)%

Adjusted EBITDA decreased $12.3 million, or 29.4%, for the three months ended September 30, 2026 compared to the prior year period, primarily driven by a decrease in non-GAAP coal margin, as described above.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

Revenues

The following table summarizes information about our revenues during the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2026	2025	$ or Tons	%
Coal revenues	$1,575,617	$1,603,545	$(27,928)	(1.7)%
Other revenues	4,471	5,464	(993)	(18.2)%
Total revenues	$1,580,088	$1,609,009	$(28,921)	(1.8)%

Tons sold	11,060	11,496	(436)	(3.8)%

Coal revenues. Coal revenues decreased $27.9 million, or 1.7%, for the nine months ended September 30, 2026 compared to the prior year period. The decrease was attributable to a 3.8% decline in coal sales volumes largely driven by lower levels of purchased coal. Our average coal sales realization increased 2.1% as sales shifted toward relatively higher quality coal with stronger pricing in the current year period. Refer to the “Non-GAAP Coal revenues” section below for further detail on coal revenues for the nine months ended September 30, 2026 compared to the prior year period.

Cost and Expenses

The following table summarizes information about our costs and expenses during the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2026	2025	$	%
Cost of coal sales (exclusive of items shown separately below)	$1,427,708	$1,446,172	$(18,464)	(1.3)%
Depreciation, depletion and amortization	111,456	132,631	(21,175)	(16.0)%
Accretion on asset retirement obligations	15,678	16,625	(947)	(5.7)%
Amortization of acquired intangibles	2,628	4,071	(1,443)	(35.4)%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	52,523	46,337	6,186	13.4%
Other operating (income) loss	(943)	3,215	(4,158)	(129.3)%
Total costs and expenses	$1,609,050	$1,649,051	$(40,001)	(2.4)%

Cost of coal sales. Cost of coal sales decreased $18.5 million, or 1.3%, for the nine months ended September 30, 2026 compared to the prior year period, primarily related to a 3.8% decline in coal sales volumes. Average cost of coal sales per ton increased 2.6%, as increases in labor and benefits costs, as well as inflationary impacts on supply costs, including increases in certain supply costs related to changing trade policies and ongoing conflicts in Europe and the Middle East, and increases in royalties and taxes due to higher sales realizations, were partially offset by a reduced level of relatively higher-cost purchased coal and the benefit of the IRC Section 45X tax credit. Refer to the “Non-GAAP cost of coal sales” section below for further detail on cost of coal sales for the nine months ended September 30, 2026 compared to the prior year period.
Depreciation, depletion and amortization. Depreciation, depletion and amortization decreased $21.2 million, or 16.0%, for the nine months ended September 30, 2026 compared to the prior year period. The decrease was primarily due to certain assets reaching the end of their depreciable lives and becoming fully depreciated.

Selling, general and administrative. Selling, general and administrative expenses increased $6.2 million, or 13.4%, for the nine months ended September 30, 2026 compared to the prior year period. This increase was primarily related to increases of $5.1 million in incentive pay, $1.7 million in stock compensation, and $1.2 million in wages and benefits expense, partially offset by a decrease of $2.3 million in professional services.

Other operating (income) loss. Other operating income increased $4.2 million, or 129.3%, for the nine months ended September 30, 2026 compared to the prior year period, primarily due to an increase in gain on sale of assets in the current period.

Total Other Expense, Net

The following table summarizes information about our total other expense, net during the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2026	2025	$	%
Total other expense, net	$21,213	$20,389	$824	4.0%

Income Tax Benefit

The following table summarizes information about our income tax benefit during the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2026	2025	$	%
Income tax benefit	$(17,598)	$(16,015)	$(1,583)	(9.9)%

Income tax benefit of $17.6 million was recorded for the nine months ended September 30, 2026 on a loss before income taxes of $50.2 million. The effective tax rate of 35.1% differs from the federal statutory rate of 21% primarily due to the permanent impact of percentage depletion, permanent impact of the IRC Section 45X tax credit (refer to Note 1 to the Condensed Consolidated Financial Statements), and state income taxes, net of federal impact, partially offset by non-deductible compensation.

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

Non-GAAP Financial Measures

Included below are reconciliations of non-GAAP financial measures to GAAP financial measures.

The following table summarizes certain financial information relating to our coal operations for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands, except for per ton data)	2026	2025	$ or Tons	%
Coal revenues	$1,575,617	$1,603,545	$(27,928)	(1.7)%
Less: freight and handling fulfillment revenues	(232,942)	(250,961)	18,019	7.2%
Non-GAAP coal revenues	$1,342,675	$1,352,584	$(9,909)	(0.7)%
Non-GAAP coal sales realization per ton	$121.40	$117.66	$3.74	3.2%

Cost of coal sales (exclusive of items shown separately below)	$1,427,708	$1,446,172	$(18,464)	(1.3)%
Depreciation, depletion and amortization - production (1)	110,574	131,678	(21,104)	(16.0)%
Accretion on asset retirement obligations	15,678	16,625	(947)	(5.7)%
Amortization of acquired intangibles	2,628	4,071	(1,443)	(35.4)%
Total cost of coal sales	1,556,588	1,598,546	(41,958)	(2.6)%
Less: freight and handling costs	(232,942)	(250,961)	18,019	7.2%
Less: depreciation, depletion and amortization - production (1)	(110,574)	(131,678)	21,104	16.0%
Less: accretion on asset retirement obligations	(15,678)	(16,625)	947	5.7%
Less: amortization of acquired intangibles	(2,628)	(4,071)	1,443	35.4%
Less: idled and closed mine costs	(22,057)	(17,028)	(5,029)	(29.5)%
Non-GAAP cost of coal sales	$1,172,709	$1,178,183	$(5,474)	(0.5)%
Non-GAAP cost of coal sales per ton	$106.03	$102.49	$3.54	3.5%

GAAP coal margin	$19,029	$4,999	$14,030	280.7%
GAAP coal margin per ton	$1.72	$0.43	$1.29	300.0%

Non-GAAP coal margin	$169,966	$174,401	$(4,435)	(2.5)%
Non-GAAP coal margin per ton	$15.37	$15.17	$0.20	1.3%

Tons sold	11,060	11,496	(436)	(3.8)%
(1) Depreciation, depletion and amortization - production excludes the depreciation, depletion and amortization related to selling, general and administrative functions.

Non-GAAP Coal revenues. Non-GAAP coal revenues decreased $9.9 million, or 0.7%, for the nine months ended September 30, 2026 compared to the prior year period. The decrease was due to a 3.8% decline in coal sales volumes, largely driven by lower levels of purchased coal, partially offset by a $3.74, or 3.2%, increase in our non-GAAP coal sales realization resulting from a shift in sales mix toward relatively higher quality coal with stronger pricing levels in the current period.

Non-GAAP Cost of coal sales. Non-GAAP cost of coal sales decreased $5.5 million, or 0.5%, for the nine months ended September 30, 2026 compared to the prior year period, primarily related to a 3.8% decrease in coal sales volumes. Average non-GAAP cost of coal sales per ton increased $3.54, or 3.5%, as increases in labor and benefits costs, as well as inflationary impacts on supply costs, including increases in certain supply costs related to changing trade policies and ongoing conflicts in Europe and the Middle East, and increases in royalties and taxes due to higher sales realizations, were partially offset by a reduced level of relatively higher-cost purchased coal and the benefit of the IRC Section 45X tax credit. During the first quarter of 2026, we became eligible for the IRC Section 45X tax credit (refer to Note 1 to the Condensed Consolidated Financial Statements) which generally provides for a refundable tax credit equal to 2.5% of production costs for metallurgical coal produced and sold during the period. For the nine months ended September 30, 2026, we recorded $23.7 million related to the tax credit as a reduction in non-GAAP cost of coal sales.

Adjusted EBITDA

The following table presents a reconciliation of net loss to Adjusted EBITDA for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
(In thousands)	2026	2025
Net loss	$(32,577)	$(44,416)
Interest expense	2,770	2,289
Interest income	(9,686)	(12,193)
Income tax benefit	(17,598)	(16,015)
Depreciation, depletion, and amortization	111,456	132,631
Non-cash stock compensation expense	12,353	10,405
Accretion on asset retirement obligations	15,678	16,625
Amortization of acquired intangibles	2,628	4,071
Adjusted EBITDA	$85,024	$93,397

The following table summarizes Adjusted EBITDA:

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2026	2025	$	%
Adjusted EBITDA	$85,024	$93,397	$(8,373)	(9.0)%

Adjusted EBITDA decreased $8.4 million, or 9.0%, for the nine months ended September 30, 2026 compared to the prior year period, primarily driven by a decrease in non-GAAP coal margin, as described above.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are derived from existing unrestricted cash balances, short-term investments, proceeds from future coal sales, and amounts available under our revolving credit agreement. Our primary capital resource requirements stem from the cost of our coal production and purchases, selling and administrative expenses, taxes, capital expenditures, debt service obligations, reclamation obligations, and collateral requirements. As of September 30, 2026, we had $7.4 million of long-term indebtedness outstanding, net of current portion, and no amounts borrowed and $40.7 million of letters of credit (“LCs”) outstanding under our ABL Facility (as defined below).
We believe that cash on hand and cash generated from our operations will be sufficient to meet our working capital, anticipated capital expenditure, income tax, debt service, collateral and reclamation requirements for the next 12 months and the reasonably foreseeable future. We may also use cash in accordance with our share repurchase program. We rely on a number of assumptions in budgeting for our future activities. These include the costs for mine development to sustain capacity of our operating mines, our cash flows from operations, effects of regulation and taxes by governmental agencies, mining technology improvements and reclamation costs. These assumptions are inherently subject to significant business, political, economic, regulatory, environmental and competitive uncertainties, pending and existing climate-related initiatives, contingencies and risks, all of which are difficult to predict and many of which are beyond our control. For example, if the new authorization process for all self-insured coal mine operators is adopted, it would substantially increase the collateral required to secure our self-insured federal black lung obligations. Refer to the DCMWC Reauthorization Process section below for more information. Increased scrutiny of ESG matters specific to the coal sector could negatively influence our ability to raise capital in the future and result in a reduced number of surety and insurance providers. We may need to raise additional funds if market conditions deteriorate, if one or more of our assumptions prove to be incorrect or if we choose to expand our acquisition or development efforts or any other activity more rapidly than we presently anticipate and we may not be able to do so in a timely fashion, on terms acceptable to us, or at all. Additionally, we may elect to raise additional funds before we need them if the conditions for raising capital are favorable. We may seek to sell equity or debt securities or obtain additional bank credit facilities. The sale of equity securities could result in dilution to our stockholders. The incurrence of additional indebtedness could result in increased fixed obligations and additional covenants that could restrict our operations.

Liquidity

The following table summarizes our total liquidity as of September 30, 2026:

(in thousands)	September 30, 2026
Cash and cash equivalents	$334,111
Credit facility availability (1)	184,290
Minimum liquidity requirement	(75,000)
Total liquidity	$443,401
(1) Comprised of our unused commitments available under our credit agreement entered into on October 27, 2023 that was amended and extended on May 6, 2025 (the “ABL Agreement”) after considering $40.7 million of outstanding LCs, subject to limitations described therein.

Cash Collateral

We are required to provide cash collateral to secure our obligations under certain workers’ compensation, black lung, reclamation-related obligations, financial payments and other performance obligations, and other operating agreements. Future regulatory changes relating to these obligations could result in increased obligations, additional costs, or additional collateral requirements which could require greater use of alternative sources of funding for this purpose, which would reduce our liquidity. Refer to the DCMWC Reauthorization Process section below for information related to the new authorization process for self-insured coal mine operators being implemented by the U.S. Department of Labor (Division of Coal Mine Workers’ Compensation). As of September 30, 2026, we had the following cash collateral on our Condensed Consolidated Balance Sheet:

(in thousands)	September 30, 2026
Long-term restricted cash	$129,202
Long-term restricted investments	34,528
Long-term deposits	4,762
Total cash collateral	$168,492

Off-Balance Sheet Arrangements

We are required to provide financial assurance in order to perform the post-mining reclamation required by our mining permits, pay workers’ compensation claims under workers’ compensation laws in various states, pay federal black lung benefits, and perform certain other obligations. In order to provide the required financial assurance, we generally use surety bonds for post-mining reclamation and workers’ compensation obligations. We also use bank LCs to collateralize certain obligations. As of September 30, 2026, we had the following outstanding surety bonds and LCs:

(in thousands)	September 30, 2026
Surety bonds	$175,650
Letters of credit (1)	$40,710
(1) The LCs outstanding are under the ABL Agreement.

Refer to Note 14, part (c) to the Condensed Consolidated Financial Statements for further disclosures on off-balance sheet arrangements.

Debt Financing

Refer to Note 8 to the Condensed Consolidated Financial Statements for disclosures on long-term debt.

Capital Requirements

Our capital expenditures for the nine months ended September 30, 2026 were $119.6 million. We expect to spend between $148 million and $168 million on capital expenditures during 2026. At the midpoint of guidance, this total includes approximately $137.0 million in sustaining maintenance capital, approximately $9.5 million in planned projects to invest in mine development, and approximately $11.5 million in carryover from 2025 due to timing and availability of supplies and contract labor.

Contractual Obligations

Our contractual obligations are discussed in the “Liquidity and Capital Resources—Contractual Obligations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2025.

Refer to the “Business Updates” section below and Note 14 to the Condensed Consolidated Financial Statements for additional disclosures on our other commitments.

There have been no other material changes to our contractual obligations during the nine months ended September 30, 2026.

Refer to Note 8 to the Condensed Consolidated Financial Statements for additional disclosures on long-term debt.

Business Updates

On August 12, 2026, S&P Global Ratings published a report noting our current BB- issuer credit rating and stable rating outlook. Should we receive any negative outlook ratings in the future, such negative outlook ratings would result in potential liquidity risks for us, including the risks of declines in our stock value, declines in our cash and cash equivalents, less availability and higher costs of additional credit, and requests for additional collateral by surety providers.

We have a 65.0% ownership interest in DTA, a coal export terminal in Newport News, Virginia. Under the terms of our partnership-related agreements with respect to our investment in DTA, we are required to fund our proportionate share of DTA’s ongoing operating and capital costs. In June 2026, we announced that a key piece of equipment, a stacker reclaimer machine (“SR1”), at DTA sustained significant damage due to high winds from a storm. DTA has determined that the SR1 is not able to be repaired and will need to be replaced. DTA’s insurance carrier is expected to cover the replacement cost for a new machine as well as certain other expenses incurred due to the equipment damage. As a result, we do not currently anticipate needing to provide significant additional funding to DTA in connection with the replacement of SR1. Given the custom nature of the SR1, a full replacement, which would include design, engineering, construction and installation, is likely to take approximately two years. During this period, throughput at the DTA facility may be slowed, requiring us to utilize other, more costly alternative terminals to load customer vessels, which may increase freight and handling costs. We have informed our insurance carriers and are in discussions concerning potential coverage related to the impact resulting from this business disruption. Further, in November 2023, we, together with DTA management, announced a multi-year capital investment plan to upgrade DTA’s equipment and infrastructure. As of September 30, 2026, excluding any potential funding related to a final SR1-related plan, we would expect to invest approximately $25 million of additional capital over the next five years related to the ongoing upgrade program.

In April 2026, we committed to invest up to $9.4 million for a 49% partnership interest in Centauri Ground Support LLC. As of September 30, 2026, $4.9 million of the commitment has been funded. The newly formed entity plans to develop a manufacturing facility in Putnam County, West Virginia, to produce ground support products primarily to be sold to us for use in our mining operations.

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

Government Grants

On July 4, 2025, legislation commonly referred to as the “One Big Beautiful Bill Act” (“OBBBA”) was signed into law. As part of the OBBBA, metallurgical coal was added to the list of “applicable critical minerals” making us eligible for the IRC Section 45X tax credit (also known as the advanced manufacturing production credit). The IRC Section 45X tax credit will generally provide us with a refundable tax credit equal to 2.5% of production costs for metallurgical coal produced and sold in tax years 2026 through 2029. As the IRC Section 45X tax credit is refundable, we account for the tax credit as a government grant. We are currently analyzing the financial impact of the IRC Section 45X credit and expect that it will serve as a source of additional liquidity in future years. For the three and nine months ended September 30, 2026, we recorded $9.4 million and $23.7 million, respectively, of estimated grant income as a reduction in cost of coal sales. Based on preliminary analysis, we currently believe the annual cash benefit of the tax credit may be in the range of $20 million to $40 million, dependent upon the amount of qualifying production costs incurred in a given year.

Pension Plan

We expect to pay $20.3 million in minimum required contributions to the pension plan in 2026. Refer to Note 12 to the Condensed Consolidated Financial Statements for further disclosures related to this obligation.

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

On July 30, 2026, the DOL published a proposed rule that would revise the 2025 Final Rule by replacing the current 100% collateral requirement with a risk-based approach, providing additional flexibility regarding acceptable forms of collateral, and extending the timeframe for satisfying collateral requirements. The public comment period has ended and we now wait for the DOL to publish the final version. We will evaluate the Final Rule’s potential impact on future collateral requirements, once published.

New York State Act

In December 2024, the state of New York adopted the Climate Change Superfund Act, purporting to impose significant, ongoing cash charges upon a variety of companies involved in the production and use of fossil fuels, including our company (the “Act”). Other states have adopted or are contemplating adopting similar laws.

We believed the new law to be unconstitutional under the U.S. Constitution. In February 2025, we, along with numerous U.S. states and other entities involved in the fossil fuel industry, filed a complaint against the attorney general of New York and other New York officials. The complaint was filed in the federal district court for the northern district of New York and requested that the court (a) declare that the Act is preempted by federal statutes and otherwise violates the U.S. Constitution, (b) declare that the Act is unenforceable, and (c) enjoin the state of New York and its officials from taking any action to implement or enforce the Act.

In August 2026, the district court granted summary judgment in favor of Alpha and the other plaintiffs, finding that the Act conflicted with preemptive federal law and was “simply beyond the limits of state law” and could not be enforced. The defendants have appealed the district court's decision to the court of appeals for the second circuit.

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

In September 2026, the district court held that the Act is preempted both by the federal Clean Air Act and by the federal government’s exclusive authority over foreign affairs. The court found the Act to be unconstitutional and permanently enjoined New York officials from enforcing it.

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

Cash Flows

Cash, cash equivalents, and restricted cash decreased by $29.6 million and $69.8 million over the nine months ended September 30, 2026 and 2025, respectively. The net change in cash, cash equivalents, and restricted cash was attributable to the following:

	Nine Months Ended September 30,
	2026	2025
Cash flows (in thousands):
Net cash provided by operating activities	$115,786	$125,960
Net cash used in investing activities	(103,452)	(165,692)
Net cash used in financing activities	(41,906)	(30,114)
Net decrease in cash and cash equivalents and restricted cash	$(29,572)	$(69,846)

Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2026 decreased compared to the prior year primarily due to the decline in non-GAAP coal margin, combined with an increase in selling, general and administrative costs, as discussed above in “Results of Operations”.

Investing Activities. The decrease in net cash used in investing activities for the nine months ended September 30, 2026 compared to the prior year period was primarily related to a reduction in the level of short-term investments held during the current year period, partially offset by increased levels of capital expenditures and capital contributions to equity affiliates. Our capital expenditure levels were elevated above normal maintenance levels due to development efforts related to our new Kingston Wildcat underground mine which began production during the second quarter of 2026. Capital contributions to equity affiliates were elevated due to DTA’s ongoing equipment upgrade program as well as our initial $4.9 million investment in Centauri Ground Support LLC (refer to Business Updates section above).

Financing Activities. The increase in net cash used in financing activities for the nine months ended September 30, 2026 compared to the prior year period was primarily driven by an increase in the level of common stock repurchased under our share repurchase program, which was suspended from March 2024 until August 2025.

Analysis of Material Debt Covenants

We were in compliance with the applicable covenants and requirements subject to certification under the ABL Agreement as of September 30, 2026, including the requirement that we maintain minimum liquidity, as defined in the ABL Agreement, of $75.0 million. A breach of the covenants in the ABL Agreement could result in a default under the terms of the agreement, and the respective lenders could then elect to declare any amounts borrowed due and payable and require outstanding LCs to be cash collateralized. In addition, a default under the terms of the agreement would inhibit our ability to make certain restricted payments, as defined in the ABL Agreement, including our ability to repurchase shares of our common stock.

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
Our critical accounting estimates are discussed in the “Critical Accounting Estimates” section contained in our Annual Report on Form 10-K for the year ended December 31, 2025. Our critical accounting estimates remain unchanged at September 30, 2026. Refer to the Recent Accounting Guidance section in Note 1 to the Condensed Consolidated Financial Statements for further information.

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

The market price of diesel fuel fluctuates due to changes in production, seasonality, and other market factors generally outside of our control, including the ongoing conflict between the U.S. and Iran. Increased fuel costs may have a negative impact on our results of operations and financial condition. We expect to purchase approximately 22.0 million gallons of diesel fuel in 2026 at market rates.

Interest Rate Risk

As of September 30, 2026, we maintain a senior secured asset-based revolving credit facility, under which we may borrow up to $225.0 million (less amounts outstanding for LCs). Any cash borrowings under the facility would bear a floating rate of interest. No cash borrowings were outstanding under the facility as of September 30, 2026 or December 31, 2025. Refer to Note 8 to the Condensed Consolidated Financial Statements for additional information. Also refer to Note 13 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 for discussion on the terms of our long-term debt.

As of September 30, 2026 and December 31, 2025, we had investments in trading securities of $34.5 million and $83.9 million, respectively, primarily consisting of U.S. government securities. While the fair value of these investments is exposed to risk with respect to changes in market rates of interest, we do not believe exposure to changes in interest rates is material to our Condensed Consolidated Financial Statements. We manage risk by investing in shorter term highly rated debt obligations. As of September 30, 2026 and December 31, 2025, the remaining maturities of our acquired debt securities were less than 12 months.

Foreign Currency Risk

Our transactions are denominated in U.S. dollars, and, as a result, we do not have material exposure to currency exchange rate risks. However, our coal is sold internationally in U.S. dollars and, as a result, general economic conditions in foreign markets and changes in foreign currency exchange rates may provide our foreign competitors with a competitive advantage. If our competitors’ currencies decline against the U.S. dollar or against our foreign customers’ local currencies, those competitors may be able to offer lower prices for coal to customers. Furthermore, if the currencies of our overseas customers were to significantly decline in value in comparison to the U.S. dollar, those customers may seek decreased prices for the coal we sell to them. Consequently, currency fluctuations could adversely affect the competitiveness of our coal in international markets, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of September 30, 2026. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Common Stock

The following table reflects repurchases of common shares during the third quarter of 2026, and the remaining amount available for future repurchases, pursuant to our common share repurchase programs:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (1)(2)(3)
July 1, 2026 through July 31, 2026	6,450	$155.46	6,450	$329,294
August 1, 2026 through August 31, 2026	6,800	$147.26	6,800	$328,292
September 1, 2026 through September 30, 2026	4,390	$228.00	4,390	$327,292
	17,640		17,640
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

Item 5. Other Information

(a) None.

(b) None.

(c) Trading Plans

During the quarter ended September 30, 2026, no director or officer adopted or terminated:

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
101*
The following financial information from Alpha Metallurgical Resources, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the duly authorized undersigned.

ALPHA METALLURGICAL RESOURCES, INC.
Date: November 6, 2026	By:	/s/ J. Todd Munsey
	Name:	J. Todd Munsey
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)